Form 10-K
period 1993-12-31
ARVIDA JMB PARTNERS L P
filed 1994-03-31
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the Fiscal Year
Ended December 31, 1993                     Commission file no. 0-16976


                       ARVIDA/JMB PARTNERS, L.P.
        (Exact name of registrant as specified in its charter)


          Delaware                             36-3507015
(State of organization)               (IRS Employer Identification No.)


900 N. Michigan Ave., Chicago, IL                 60611
(Address of principal executive office)        (Zip Code)


Registrant's telephone number, including area code 312/915-1987


Securities registered pursuant to Section 12(b) of the Act:


                                               Name of each exchange on
Title of each Class                             which registered
- -------------------                      ------------------------------

       None                                          None


Securities registered pursuant to Section 12(g) of the Act:

                     LIMITED PARTNERSHIP INTERESTS
                    AND ASSIGNEE INTERESTS THEREIN
                           (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K    X

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Portions of the Prospectus of the registrant dated September 16, 1987 and filed with the Commission pursuant to Rules 424(b) and 424(c) under the Securities Act of 1933 are incorporated by reference in Parts II and III of this Annual Report on Form 10-K.

                               TABLE OF CONTENTS


                                                             Page
                                                             ----
PART I

Item  1.     Business. . . . . . . . . . . . . . . . . . . .      1

Item  2.     Properties. . . . . . . . . . . . . . . . . . .      4

Item  3.     Legal Proceedings . . . . . . . . . . . . . . .      6

Item  4.     Submission of Matters to a Vote of
             Security Holders. . . . . . . . . . . . . . . .      9


PART II

Item  5.     Market for the Partnership's Limited
             Partnership Interests and Related
             Security Holder Matters . . . . . . . . . . . .      9

Item  6.     Selected Financial Data . . . . . . . . . . . .     10

Item  7.     Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations . . . . . . . . . . . . . . . . .     12

Item  8.     Financial Statements and Supplementary
             Data. . . . . . . . . . . . . . . . . . . . . .     23

Item  9.     Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure. . . . . . . . . . . . . .     63


PART III

Item 10.     Director and Executive Officers of
             the Registrant. . . . . . . . . . . . . . . . .     63

Item 11.     Executive Compensation. . . . . . . . . . . . .     67

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management. . . . . . . .     68

Item 13.     Certain Relationships and
             Related Transactions. . . . . . . . . . . . . .     68


PART IV

Item 14.     Exhibits, Financial Statement
             Schedules, and Reports on Form 8-K. . . . . . .     69


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . .     72












                                   i

                                    PART I

ITEM 1.  BUSINESS

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     The registrant, Arvida/JMB Partners, L.P. (the "Partnership"), is a limited partnership formed in 1987 and currently governed under the Revised Uniform Limited Partnership Act of the State of Delaware. The Partnership was formed to own and develop substantially all of the assets of Arvida Corporation (the "Seller"), a subsidiary of The Walt Disney Company, which were acquired by the Partnership from the Seller on September 10, 1987. On September 16, 1987, the Partnership commenced an offering to the public of up to $400,000,000 in Limited Partnership Interests and assignee interests therein ("Interests") pursuant to a Registration Statement on Form S-1 under the Securities Act of 1933 (No. 33-14091). A total of 400,000 Interests were sold to the public (at an offering price of $1,000 per Interest before discounts) and the holders of 400,000 Interests were admitted to the Partnership in October 1987. The offering terminated October 31, 1987. In addition, a holder (an affiliate of the dealer-manager of the public offering) of 4,000 Interests was admitted to the Partnership in October 1987.
Subsequent to admittance to the Partnership, no holder of Interests (a "Limited Partner" or "Holder") has made any additional capital contribution. The Limited Partners of the Partnership generally share in their portion of the benefits of ownership of the Partnership's real property investments and other assets according to the number of Interests held.

     Pursuant to the Partnership Agreement, the Partnership may continue in existence until December 31, 2087; however, the General Partner shall elect to pursue one of the following courses of action: (i) to cause the Interests to be listed on a national exchange or on the National Association of Securities Dealers Automated Quotation System at any time on or prior to the date ten years from the termination date of the offering of Interests; (ii) to purchase, or cause one of its affiliates to purchase, ten years from the termination of the offering of Interests, all of the Interests at their then appraised fair market value (as determined by an independent nationally recognized investment banking firm or real estate advisory company); or (iii) to commence a liquidation phase ten years from the termination of the offering of Interests in which all of the Partnership's remaining assets will be sold prior to the end of the fifteenth year from the termination of the offering.

     The assets of the Partnership consist principally of interests in land which is in the process of being developed into master-planned residential communities (the "Communities") and, to a lesser extent, commercial and industrial properties; mortgage notes and accounts receivable; certain management and other service contracts; construction, brokerage and other support businesses; real estate assets held for investment; certain club and recreational facilities; and certain cable television businesses serving certain of its Communities. The Partnership is principally engaged in the development of comprehensively planned resort and primary home Communities containing a diversified product mix designed for the middle and upper income segments of the various markets in which the Partnership operates.

     The Partnership sells individual residential lots and parcels of partially developed and undeveloped land. The third-party builders and developers to whom the Partnership sells homesites and land parcels are generally smaller local builders who require project specific financing for their developments and whose operations are more susceptible to fluctuations in the availability of financing. In addition, within the Communities, the Partnership constructs, or causes to be constructed, a variety of products, including single-family homes, townhouses and condominiums to be developed for sale, as well as related commercial and recreational facilities. The Communities are located primarily throughout the State of Florida, with Communities also located near Atlanta, Georgia; Highlands, North Carolina and in Orange County, California. Additional undeveloped properties owned by the Partnership in or near its Communities are being considered for development as commercial, office and industrial properties. The Partnership also owns or manages certain club and recreational facilities within certain of its Communities. Certain assets located in Florida were acquired by the Partnership from the Seller by purchasing a 99.9% interest in a joint venture partnership in which the General Partner acquired the remaining joint venture partnership interest. In addition, other assets are owned by various partnerships, the interests of which are held by certain indirect subsidiaries of the Partnership and by the Partnership.

      Arvida Company ("Arvida"), an affiliate of the General Partner, provides certain development and management supervisory personnel to the Partnership for the supervision of all of its projects and operations, subject, in each case, to the overall control of the General Partner on behalf of the Partnership. The Partnership, directly or through certain subsidiaries, provides development and management services to the home ownership associations within the Communities. Two of the Partnership's Communities currently offer cable television systems to certain of their residents, which systems are owned and operated by entities owned by the Partnership.

     The business of the Partnership is cyclical in nature and certain aspects of the development of Community projects are to some degree seasonal. The Partnership does not expect that such seasonality will have a material impact on its business. A presentation of information about industry segments, geographic regions or raw materials is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

     The Communities are in various stages of development. The remaining estimated build-out time for the Communities ranges from one year to 11 years.

The Partnership generally follows the practice with respect to Communities of
(i) developing an overall master plan for the Community, (ii) creating a unifying architectural theme that is consistent with the Community's master plan, (iii) offering a variety of recreational facilities, (iv) imposing architectural standards and other property restrictions on residents and third-party developers, in order to enhance the long-term value of the Community, (v) establishing property owners' associations to maintain compliance with architectural, landscaping and other requirements and to provide for ownership and maintenance of certain facilities, and/or (vi) operating and controlling access to golf, tennis and other recreational facilities.

     The Partnership's development approach, individually or by joint venture, is intended to enhance the value of real estate in successive phases. The first step in the development of a property is to design a Community master plan that addresses the appropriate land uses and product mix, including residential, recreational and, where appropriate, commercial and industrial uses. The Partnership then seeks to obtain the necessary regulatory and environmental approvals for the development of the Community in accordance with the master plan. This approval process is a major factor in determining the viability and prospects for profitability of the Partnership's development projects.

     The first phase in the regulatory approval process will usually consist of obtaining the proper zoning approvals for the intended development. The Partnership must also comply with state and local laws governing large planned developments which may vary from state to state and community to community.
In Florida, for example, land development is subject to the Florida Local Government Comprehensive Planning and Land Development Regulation Act, as administered by the State and implemented by regional, county and municipal authorities. In addition, prior to or contemporaneously with zoning approval, the Partnership, if subject to the applicable filing requirements, must obtain "Development of Regional Impact" ("DRI") approval from the applicable local governmental agency after review and recommendations from the appropriate regional planning agency, with oversight by the Florida State Department of Community Affairs. With the exception of approximately 2,460 acres of Weston (Weston's Increment III), the Partnership has received DRI approval on all of its Florida Properties. Application with respect to Weston's Increment III DRI approval has been filed and is being processed in the ordinary course of business. Receipt of DRI approval is a prerequisite to obtaining zoning, platting, building permits or other approvals required to begin development or construction. Obtaining such approvals can involve substantial periods of time and expense and may result in the loss of desired densities, and approvals may need to be resubmitted if there is any subsequent deviation in current approved plans. The process may also require committing land for public use and payment of substantial impact fees. In addition, state laws generally provide further that a parcel of land cannot be subdivided into distinct segments without having a plat filed and finalized with the local or municipal authority, which will, in general, require the approval of various local agencies, such as environmental and public works departments. In addition, the Partnership must secure the actual permits for development from applicable Federal (e.g., the Army Corps of Engineers and/or the Environmental Protection Agency with respect to coastal and wetlands developments, including dredging of waterways) and state or local agencies, including construction, dredging, grading, tree removal and water management and drainage district permits. The Partnership may, in the process of obtaining such permits or approvals for platting or construction activities, incur delays or additional expenses; however, such permits and approvals are customarily obtained to permit development. Failure to obtain or maintain necessary approvals, or rejection of submitted plans, would result in an inability to develop the Community as originally planned and would cause the Partnership to reformulate development plans for resubmission, which might result in a failure to increase, or a loss of, market value of the property. The foregoing discussion and the discussion which follows are also generally applicable to the Partnership's commercial and industrial developments.

     Upon receipt of all approvals and permits required to be obtained by the Partnership for a specific Community, other than actual approvals or permits for final platting and/or construction activities, the Partnership applies for the permits and other approvals necessary to undertake the construction of infrastructure, including roads, water and sewer lines and amenities such as lakes, clubhouses, golf courses, tennis courts and swimming pools. These expenditures for infrastructure and amenities are generally significant and are usually required early in the development of a Community project, although the Partnership will attempt, to the extent feasible, to develop Communities in a phased manner. See Note 12 for further discussion regarding Tax Increment Financing Entities and their involvement with infrastructure improvements.

     Certain of the Florida Communities described below have applied for and have been designated as a Planned Unit Development ("PUD") by the local zoning authority (usually the governing body of the municipality or the county in which the Community is or will be located). Designation as a PUD generally establishes permitted densities (i.e., the number of residential units which may be constructed) with respect to the land covered thereby and, upon receipt, enables the developer to proceed in an orderly, planned fashion. Generally, such PUD approvals permit flexibility between single-unit and multi-unit products since the developer can plan Communities in either fashion as long as permitted densities are not exceeded. As a consequence, developments with PUD status are able to meet changing demand patterns in housing through such flexibility. It should be noted that some of the Communities, while not having received PUD approval, have obtained the necessary zoning approvals to create a planned community development with many of the benefits of PUD approval such as density shifting.

     In developing the infrastructure and amenities of its Communities and building its own housing products, the Partnership may function as a general contractor although it may also from time to time hire firms for general contracting work. The Partnership generally follows the practice of hiring subcontractors, architects, engineers and other professionals on a project-by-project basis rather than maintaining in-house capabilities, principally to be able to select the subcontractors and consultants it believes are most suitable for a particular development project and to control fixed overhead costs. The Partnership maintains, through a wholly-owned affiliate, a staff to perform certain construction work, to supervise construction and to perform routine maintenance and minor repair work. Although the General Partner does not expect the Partnership to be faced with any significant material or labor shortages, the construction industry in general has from time to time experienced serious difficulties in obtaining certain construction materials and in having available a sufficiently large and adequately trained work force.

     The Partnership's strategy includes the ownership and development of certain commercial and industrial property not located in a Partnership Community. In addition, certain of the Partnership's Communities contain acreage zoned for commercial use, although, except for the Weston Community, such acreage is generally not substantial. On both of such types of properties, the Partnership, individually or with a joint venture partner, may build shopping centers, office buildings and other commercial buildings and may sell land to be so developed.

     Certain of the Communities and operations are owned by the Partnership jointly with third parties. Such investments by the Partnership are generally in partnerships or ventures which own and operate a particular property in which the Partnership or an affiliate (either alone or with an affiliate of the General Partner) has an interest.

     The principal assets in which interests have been acquired by the Partnership are described in more detail under Item 2 below to which reference is hereby made for a description of such assets.

     The Partnership's real properties are subject to competition from similar types of properties in the vicinities in which they are located, including properties owned, advised or managed by affiliates of the General Partner.
The Partnership has no real estate assets located outside of the United
States.

     In the opinion of the General Partner of the Partnership, all of the investment properties held at December 31, 1993 are adequately insured.

     The Partnership currently owns no patents, trademarks, licenses or franchises other than those trademarks and tradenames in respect of the names of its Communities. The Arvida name and the service marks with respect to the Arvida name are owned by Arvida, subject to the Partnership's non-exclusive right to use the name and the service marks under its supervisory and management agreement with Arvida and subject to the non-exclusive right of certain third parties to the limited use of the name.

     The Partnership has approximately 550 employees.

     Reference is made to Item 8 - Schedule X filed with this annual report for further information concerning real estate taxes and depreciation.

     The terms of transactions between the Partnership and the General Partner and its affiliates are set forth in Items 10, 11, 12 and 13 filed with this annual report to which reference is hereby made for a description of such terms and transactions.


ITEM 2.  PROPERTIES

     The principal assets being developed or managed by the Partnership are described below. The acreage amounts set forth herein are approximations of the gross acreage of the Communities or other properties referred to or described and are not necessarily indicative of the net developable acreage currently owned by the Partnership or its joint ventures. All of the Partnership's properties are subject to mortgages to secure the repayment of the Partnership's indebtedness as discussed in detail in Note 8.

     (a)  Palm Beach County, Florida

     The Partnership owns property in Broken Sound, a 970-acre Community located in Boca Raton. The Community offers a wide range of residential products built by the Partnership or third-party builders and is in its final stage of development.

     (b)  Broward County, Florida

     The Partnership owns property in Weston, a 7,500-acre Community in its mid stage of development. The Community offers a complete range of housing products built by the Partnership or third-party builders, as well as tennis, swim and fitness facilities, a golf course and an equestrian center. In addition, the Partnership owns commercial properties, most of which are currently undeveloped, located in the Weston Community. Reference is made to
Note 12 for a discussion of the Partnership's use of certain tax-exempt financing in connection with the development of the Weston Community.

     (c)  Sarasota / Tampa, Florida

     The Partnership owns property in the Longboat Key Club, a Community on Longboat Key which is a barrier island on Florida's west coast, approximately four miles from downtown Sarasota and seven miles from Sarasota/Bradenton airport. The Community is in its late stage of development. The Partnership also owns property in a Community in the Tampa area known as River Hills Country Club which is a 1,200-acre Community in its mid stage of development. The Partnership owned an interest in The Oaks Community in Sarasota, Florida. The Partnership sold its interest in The Oaks during 1993. Reference is made to Note 8 for a discussion of the sale of the Partnership's interest in The Oaks property and the repayment of the mortgage loan secured by such property.

     (d)  Jacksonville, Florida

     The Partnership owns property in two Communities in Ponte Vedra Beach, Florida, twenty-five miles from downtown Jacksonville, known as Sawgrass Country Club and The Players Club at Sawgrass. These Communities are in their final stages of development. The Partnership also owns property in a 730-acre Community known as the Jacksonville Golf and Country Club which is in its mid stage of development.

     (e)  Atlanta, Georgia

     The Partnership owns properties in the Atlanta, Georgia area known as Water's Edge and Dockside, which are in their mid and final stages of development, respectively.

     (f) Highlands, North Carolina

     The Partnership owns a 600-acre Community near Highlands, North Carolina known as The Cullasaja Club. The Community is in its mid stage of development. At December 31, 1991, the Partnership owned a 50% joint venture interest in this Community; however, during 1992, the Partnership purchased its joint venture partner's 50% interest in the Community. Reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 7 for further discussion of this joint venture.

     (g)  Other

     The Partnership also owns a 20% joint venture interest in a 4,000-acre Community, known as Coto de Caza, located in Southern Orange County, California. The Community is in its mid stage of development. At December 31, 1991, the Partnership was the managing partner and owned a 50% joint venture interest in the Community; however, during 1992 the Partnership's joint venture partner was reallocated an additional 30% interest in the venture and assumed the role of managing partner in exchange for funding the venture's future cash requirements. Reference is made to Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 7 for further discussion of this joint venture. The Partnership also has joint venture interests in Mizner Court and Mizner Tower, located in Mizner Village, which consisted of 335 luxury condominium units in Palm Beach County, Florida, all of which were sold as of December 31, 1991.

      The Partnership also owns land zoned for commercial use in or near its Communities in Jacksonville, Boca Raton, Atlanta, Georgia and in its Weston Community. The Partnership also owns, either directly or through joint venture interests, various commercial and industrial sites and buildings in Sarasota, Tampa, Ocala, Pompano Beach and Palm Beach County, Florida which are not located in its residential Communities. At December 31, 1993, the joint venture with property in Pompano Beach was encumbered by mortgages in the aggregate principal amount of approximately $4 million. Reference is made to
Note 11 for further discussion of this venture and its related indebtedness.


ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is involved in an Environmental Protection Agency (EPA) administrative enforcement proceeding with regard to the Partnership's Water's Edge property. The EPA has asserted that a dam built to create a lake at the Community during the time the property was owned by the Seller was in violation of Section 404 of the Clean Water Act in that certain wetlands areas had been filled. Pursuant to a Consent Agreement and Order entered into with the EPA, the Partnership acquired certain land (at a cost of approximately $400,000) for which it has developed and implemented a plan of mitigation for the wetlands lost. In accordance with certain provisions of the Consent Agreement and Order, the Partnership must provide the EPA with periodic reports regarding the status of the mitigation plan. An agreement in principle has been reached to settle the dispute between the parties pursuant to which the EPA has agreed to assess a civil penalty of $125,000. The Partnership cannot assure that the settlement agreement in fact will be consummated. The Partnership is actively pursuing indemnification from the Seller for the total costs that will ultimately be incurred to resolve this issue. There can be no assurance that the Partnership will be reimbursed by the Seller.

     The Partnership has been named as a defendant in a number of homeowner lawsuits, each of which has been filed in the Circuit Court of the 11th Judicial District for Dade County, Florida. Each of these suits allegedly in part arises out of or relates to Hurricane Andrew, which resulted in damage to, among other things, the Country Walk development in South Florida on August 24, 1992. A number of the homeowner lawsuits were brought by various plaintiffs in their individual capacity and other homeowner lawsuits were brought as purported class actions.

     In general, the complaints in the homeowner lawsuits allege that the various plaintiffs and plaintiff classes purchased and owned homes and/or condominiums located in the Country Walk development and that the damage or destruction suffered by such homes and/or condominiums as a result of Hurricane Andrew was beyond what should have been reasonably expected. The allegations further suggest that the damage caused by Hurricane Andrew was a result of the defendants' alleged defective design, construction, inspection and/or other improper conduct in connection with development, construction and sale of such homes and/or condominiums; that such misconduct on the part of the defendants constituted, among other things, violations of various building code provisions and breaches of express and implied warranties of merchant-ability and habitability, or constituted intentional tort, negligence, misrepresentation or fraudulent concealment, and caused personal injury. In addition, there are allegations of latent defects that were uncovered by Hurricane Andrew. The complaints allege that the Partnership is liable to the named plaintiffs and plaintiff classes either as a result of the Partnership's own acts of misconduct and/or as a result of the Partnership's purchase of the assets of the Seller and the stock of three of the Seller's subsidiaries in 1987 and the Partnership's subsequent marketing, management and development of the Country Walk development. The various named plaintiffs and purported plaintiff classes seek compensatory damages in varying and, in some cases, unspecified amounts, and other relief, including, in some of the actions, injunctive relief and/or punitive damages. The Partnership intends to vigorously defend itself in these lawsuits.

     In connection with its purchase of assets, including certain assets relating to the Country Walk development from the Seller, then a wholly-owned subsidiary of The Walt Disney Company ("Disney"), in September 1987, the Partnership obtained indemnification by Disney for certain liabilities relating to facts or circumstances arising or occurring prior to the closing of the Partnership's purchase of the assets. Over 80% of the Arvida-built homes in Country Walk were built prior to the Partnership's ownership of the Community. The Partnership has tendered each of the above-described lawsuits to Disney for defense and indemnification in whole or in part pursuant to the Partnership's indemnification rights. Where appropriate, the Partnership has also tendered these lawsuits to its various insurance carriers for defense and coverage. The Partnership is unable to determine at this time to what extent damages in these lawsuits, if any, against the Partnership, as well as the Partnership's cost of investigating and defending the lawsuits, will ultimately be recoverable by the Partnership either pursuant to its rights of indemnification by Disney or under contracts of insurance.

     The Partnership has negotiated the terms of a class action settlement with opposing counsel in one of the pending homeowners' lawsuits, which has the potential for resolving substantial portions of the pending homeowners' lawsuits which have been filed. On June 3, 1993, the Circuit Court of Dade County entered an order preliminarily finding that the Partnership's proposed class action settlement agreement, as revised, was within the range of what appeared to be a fair and adequate settlement of the claims filed by single-family homeowners and condominium owners at Country Walk. On August 10, 1993, the court issued a final order approving the class action settlement. The settlement, which is designed to resolve claims arising in connection with estate and patio homes and condominiums sold by the Partnership after September 10, 1987, is structured to compensate residents for losses not covered by insurance. Settlement amounts payable are a function of the type of unit involved and the claimant's proof regarding the adequacy of insurance proceeds. Settlement class members representing 188 units in Country Walk have accepted the settlement. Those who affirmatively rejected the offer may continue to litigate against the Partnership. The Partnership currently believes that the class action settlement may cost approximately $2.5 million.

The settlement is being funded by one of the Partnership's insurers, subject to a reservation of rights. The amount of money, if any, which the insurance company may recover from the Partnership pursuant to its reservation of rights is uncertain.

     On February 24, 1994, the Partnership was dismissed from the pending class action homeowner lawsuits pursuant to the class action settlement. In addition, the Partnership has been informed that Disney and an insurer have reached agreements to settle five of the individual homeowner actions which were tendered by the Partnership to Disney ("Disney Settlements"). These Disney Settlements will be funded without any contribution from the Partnership. The Partnership can give no assurance that the Disney settlements will be finalized.

     As noted above, those homeowners who affirmatively rejected the offer of settlement may continue to litigate. The Partnership is currently a defendant in eleven lawsuits brought by condominium and patio homeowners, all of whom have declined to accept the terms of the class action settlement. These lawsuits, involving nineteen named individuals, are pending in the Circuit Court of Dade County. In these lawsuits, plaintiffs allege a variety of claims involving, among other things, breach of warranty, negligence and building code violations. The Partnership intends to vigorously defend itself in these matters.

     The Partnership has resolved a claim for construction related damages brought by the Villages of Country Walk Homeowners' Association, Inc., among others. Two of the Partnership's insurance carriers funded a settlement in the amount of $2,740,000 to resolve claims related to the construction of the common elements of the condominium units at Country Walk. One of the insurance carriers has issued a reservation of rights in connection with these claims and the extent to which that insurance company may ultimately recover any of these proceeds from the Partnership is unknown.

     On April 19, 1993, a subrogation claim entitled Village Homes At Country Walk Master Maintenance Association, Inc. v. Arvida Corporation et al., was filed in the 11th Judicial Circuit for Dade County. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). Plaintiffs seek to recover damages and pre- and post-judgment interest in connection with $10,873,000 American Reliance has allegedly paid to its insureds living in condominium units at Country Walk in the wake of Hurricane Andrew. Disney is also a defendant in this suit. On July 1, 1993, a subrogation lawsuit entitled Prudential Property and Casualty Company v. Arvida/JMB Partners, et al., was filed in the 11th Judicial Circuit for Dade County. Plaintiff seeks to recover damages, costs, and interest in connection with $16,679,622 Prudential allegedly paid to its insureds living in Country Walk at the time of Hurricane Andrew. Disney is also a defendant in this suit. On July 15, 1993, a subrogation lawsuit entitled Allstate Insurance Company v. Arvida/JMB Partners, et al., was filed in the 11th Judicial Circuit for Dade County. Plaintiff seeks to recover damages, costs, and interest in connection with $18,540,196 Allstate allegedly paid to its insureds living in Country Walk at the time of Hurricane Andrew. Disney is also a defendant in this suit. The Partnership settled a threatened subrogation action by State Farm Insurance Company. The settlement was funded by one of the Partnership's insurance carriers subject to a reservation of rights. The amount of money the insurance carrier may seek to recover from the Partnership for this and any other settlements it has funded is uncertain. The Partnership is a defendant in and anticipates other subrogation claims by insurance companies which have allegedly paid policy benefits to Country Walk residents. The Partnership intends to defend itself vigorously in all such matters.

     On October 13, 1993, a lawsuit captioned Berry v. Merril (sic) Lynch, Pierce Fenner & Smith, J&B Arvida Limited Partnership (sic) and Does 1 through 100, was filed in the Superior Court of the State of California in and for the County of San Diego, Case No. 669709. The lawsuit was purportedly filed as a class action on behalf of the named plaintiffs and all other persons or entities in the State of California who bought or acquired, directly or indirectly, limited partnership interests ("Interests") in the Partnership from September 1, 1987 through the present. The complaint in the action alleges, among other things, that the defendants made misrepresentations and concealed various facts, breached fiduciary duties, and violated the covenant of good faith in connection with the sale of Interests in the Partnership.
The complaint further alleges that such conduct violated California state law relating to fraud, breach of fiduciary duty, willful suppression of facts, and breach of the covenant of good faith. Plaintiffs, on behalf of themselves and the purported plaintiff class, seek unspecified compensatory damages, consequential damages, punitive and exemplary damages, interest, costs of the suit, and such other relief as the court may order. The Partnership believes that the lawsuit is without merit and intends to vigorously defend itself.

     Other than as described above, the Partnership is not subject to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership. Reference is made to Note 2 regarding certain other litigation involving the Partnership. Reference is also made to Note 11 for a discussion of certain claims by Merrill Lynch for indemnification by the Partnership and the General Partner against losses and expenses that may be suffered by Merrill Lynch relating to claims for arbitration asserted against it by certain investors in the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1992 and 1993.



                                PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS
              AND RELATED SECURITY HOLDER MATTERS


     As of December 31, 1993, there were 27,001 record Holders of Interests of the Partnership. There is no public market for Interests, and it is not anticipated that a public market for Interests will develop. Upon request, the General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. However, there are restrictions governing the transferability of these Interests as described in "Transferability of Partnership Interests" on pages A-31 to A-33 of the Partnership Agreement and limitations on the rights of assignees of Holders of Interests as described in Sections 3 and 4 of the Assignment Agreement which are hereby incorporated by reference to Exhibits 3 and 4.0, respectively, of the Partnership's Report on Form 10-K dated March 29, 1993 (File No. 0-16976).

Reference is made to Item 1. Business for a discussion of the election to be made by the General Partner with respect to causing a listing of Interests on a national exchange, purchasing or causing an affiliate to purchase all of the Interests at their then appraised fair market value, or commencing a liquidation of all of the Partnership's assets.

     Reference is made to Item 6. Selected Financial Data for a discussion of cash distributions made to the Limited Partners. For a description of the provisions of the Partnership Agreement relating to cash distributions, see
Note 14. Reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 for a discussion of the factors impacting the Partnership's ability to reinstate distributions to its partners.

ITEM 6.  SELECTED FINANCIAL DATA

                                                     ARVIDA/JMB PARTNERS, L.P.
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                           DECEMBER 31, 1993, 1992, 1991, 1990 AND 1989

                                           (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)


                                  1993            1992            1991              1990            1989
                              ------------    ------------    ------------      -----------    ------------

Total revenues . . . . . .    $247,651,192     174,710,779     155,699,871      275,705,089     301,641,819
                              ============    ============    ============     ============    ============

Net operating income
 (loss). . . . . . . . . .    $ 30,689,914     (23,337,245)    (11,777,093)      12,023,818       9,152,644
                              ============    ============    ============     ============    ============
Equity in earnings
 (losses) of uncon-
 solidated ventures. . . .    $  1,134,947      (2,225,531)       (769,300)        (179,242)      4,349,064
                              ============    ============    ============     ============    ============
Net income (loss). . . . .    $ 29,293,058     (43,974,366)    (30,667,969)         757,335       7,615,948
                              ============    ============    ============     ============    ============
Net income (loss) per
 Limited Partnership
 Interest (a). . . . . . .    $      71.78         (160.42)         (74.39)          (13.51)           4.41
                              ============    ============    ============     ============    ============
Total assets (b) . . . . .    $346,435,065     350,807,538     420,289,287      437,541,360     523,807,900
                              ============    ============    ============     ============    ============
Total liabilities (b). . .    $194,344,888     228,010,419     253,517,802      240,101,906     268,391,481
                              ============    ============    ============     ============    ============
Cash distributions
 per Interest (c). . . . .    $     --              --              --                  130             130
                              ============    ============    ============     ============    ============

     The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

     (a) The net income (loss) per Limited Partnership Interest is based upon the number of Interests outstanding at the end of each period (404,005).

     (b) The Partnership does not present a classified balance sheet as a matter of industry practice, and as such, does not distinguish between current and non-current assets and liabilities.

     (c) Cash distributions from the Partnership are generally not equivalent to Partnership income as determined for Federal income tax purposes or as determined under generally accepted accounting principles. Cash distributions to the Limited Partners represent a return of capital for Federal income tax purposes. There were no cash distributions in 1991, 1992 and 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1993 and 1992, the Partnership had cash and cash equivalents of approximately $18,907,000 and $7,634,000, respectively. Such funds were available for debt service, working capital requirements and distributions to partners. The favorable variance in cash and cash equivalents at December 31, 1993 as compared to 1992 is due to an increase in cash generated from operating activities due primarily to an overall increase in sales activity, as well as an increase in net cash proceeds received from the Partnership's joint ventures in 1993 as compared to 1992. The source of both short-term and long-term future liquidity is expected to be derived primarily from the sale of housing units, homesites and land parcels and through the Partnership's credit facilities, which are discussed below.

     In October 1992, the Partnership and its lenders executed a binding agreement to restructure the Partnership's credit facility. The new facility consists of a term loan in the amount of $126,805,195, a revolving line of credit facility up to $45 million, an income property term loan of $20 million and a $15 million letter of credit facility. The term loan, the revolving line of credit and the letter of credit facility are secured by recorded mortgages and security interests on all otherwise unencumbered tangible assets of the Partnership as well as an assignment of all mortgages receivable, equity memberships, certain joint venture interests or proceeds from joint ventures, and cash balances (with the exception of deposits held in escrow). The income property term loan is secured by the recorded first mortgages on a mixed-use center and an office building in Boca Raton, Florida. All of the notes under the new facility are cross-collateralized and cross-defaulted.
The Partnership made the required principal repayments under the new term loan agreement of $8 million and $10 million in February 1993 and March 1994, respectively. Principal repayments of $10 million are due in each of the years 1995 and 1996, and the remaining balance outstanding is due in 1997. In addition, the new term loan agreement provides for additional principal repayments based upon a specified percentage of available cash flow and upon the sale of certain assets. For the year ended December 31, 1993, the Partnership made additional term loan payments totalling approximately $10.5 million. Under the new income property term loan, monthly principal and interest payments are required to be paid on a 25-year amortization schedule with the remaining balance outstanding due in July 1994. The revolving line of credit and the letter of credit facility also mature in July 1994. The Partnership is in the process of negotiating a renewal of its credit facilities. Although the Partnership is hopeful these renewals will be obtained, there can be no assurance that such will occur or that the terms, amounts and restrictions of the renewed credit facilities will be similar to those under the Partnership's existing facilities. As of December 31, 1993, all available term loan proceeds had been borrowed, however, $45 million was available under the revolving line of credit facility, subject to certain loan covenant restrictions. Reference is made to Note 8 for further discussion of the Partnership's credit facility.

     The facility contains significant restrictions with respect to the payment of distributions to partners, the maintenance of certain loan-to-value ratios, the use of proceeds from the sale of the Partnership's assets, and advances to the Partnership's joint ventures. Other than the uncertainty surrounding the funding of any required joint venture advances, which require the lenders' approval, and subject to the successful renewal of the Partnership's credit facilities as discussed above, the Partnership believes that the current and expected future liquidity and capital resources of the Partnership, including its restructured bank credit facilities, generally should be adequate to fund currently expected short and long-term capital requirements for development and other costs of operations.

     During November 1993, the Partnership received a commitment from a lender for a $24 million revolving construction line of credit for the first building and certain amenities within the Partnership's new condominium project on Longboat Key, Florida known as Grand Bay. This line of credit was subsequently executed on January 14, 1994. The line of credit bears interest at the lender's prime rate plus 3/4% and matures January 14, 1996. See Note 15 for further discussion regarding this line of credit.

     A statement of cash flows is required under generally accepted accounting principles that classifies cash receipts and disbursements according to whether they result from operating, investing or financing activities as those terms are defined in Statement of Financial Accounting Standards No. 95. On a cumulative basis, the Partnership has paid distributions from operating, investing and financing activities.

     At December 31, 1991, the Partnership owned a 50% joint venture interest in the Cullasaja Community. The operations of the venture require periodic cash advances from the partners. Since the fourth quarter of 1990, the Partnership has funded the cash deficits of the venture in their entirety. As a result, during July 1992, the Partnership purchased its joint venture partner's 50% interest in the Community. The Partnership was not required to make any cash payment to the joint venture partner for its interest. Instead, the purchase price of such interest is in the form of subordinated non-recourse promissory notes (the "Notes"), the payment of which is solely contingent upon the ultimate net cash flow generated by the venture. The Notes are subordinated to the repayment of the outstanding first mortgage loan and certain advances, plus accrued interest thereon, made to the venture by the partners. To the extent the Partnership has funded 100% of the venture's cash deficits in the past or advances new funds, the repayment of such advances, plus accrued interest thereon, is senior to the repayment of funds previously advanced by both partners. A portion of the cash flow remaining after payment of all senior indebtedness is to be applied annually against the principal and interest (at 10% per annum) owed on the Notes. This agreement was pursued as a more favorable alternative to the remedies included in the previously existing joint venture agreement for situations in which the partners advance unequal funds to the venture. As a result of this transaction, the Partnership changed from the equity method of accounting to the consolidated method of accounting for the joint venture effective January 1, 1992, resulting in a net increase in the Partnership's balance sheet of approximately $12.1 million at that date. Certain of the Partnership's property within the Cullasaja Community is encumbered by a mortgage note with an outstanding balance of approximately $5.4 million at December 31, 1993.
The note has a maturity date of March 1, 1994 and bears interest at prime (6% at December 31, 1993) plus 1.25% per annum, payable monthly. The Partnership is currently seeking an extension of this loan. However, there can be no assurance that the Partnership can obtain an extension. The Partnership is required to make repayments on the note in accordance with a homesite lot release provision of $72,750 per lot at closing. The note is collateralized by a first mortgage on certain real estate inventories and 12.5% of the outstanding balance is guaranteed by the Partnership.

     The Coto de Caza joint venture had utilized the maximum amount available under its operating line of credit and had been seeking alternative financing sources to fund the significant additional cash necessary to continue development of the project and to fund other joint venture operating costs.
In the interim, the Partnership and its joint venture partner had each advanced approximately $3.1 million, net of reimbursements, to the joint venture during 1991 and an additional $1.0 million during the first five months of 1992. Given the weak market conditions in Orange County, California and the continued lack of development financing available from traditional lending sources, it was unlikely that the joint venture would be able to secure additional financing in the near term. The Partnership's joint venture partner was willing to continue to advance funds to meet the venture's operating needs. The Partnership determined that it was in its best long-term interest to utilize its capital for the development of its other properties rather than commit additional funds for the development of the Coto de Caza Community. As a result, the venture partner has funded the venture's cash deficits in their entirety since June 1, 1992. As an alternative to advancing funds for the venture's future capital requirements, the Partnership and its joint venture partner amended the joint venture agreement, effective September 15, 1992, and reallocated ownership interests. In exchange for funding the venture's future operating needs, the venture partner was reallocated an additional 30% interest in the venture, and assumed the role of managing general partner. As such, the venture partner has control over the future operations of the Community, including the timing and extent of its development. The Partnership retains a 20% limited partnership interest and is entitled to receive distributions from net cash flow, after repayment of third party loans and advances made by the venture partners, up to an amount agreed upon by the Partnership and its joint venture partner. Certain specified costs and liabilities incurred prior to the reallocation will continue to be shared equally by the Partnership and its joint venture partner. This agreement was pursued as a more favorable alternative to the provisions included in the existing joint venture agreement for reallocation of partnership interests should both partners not advance equal funds to the venture. As a result of the Partnership's decrease in its ownership interest, and its joint venture partner's control over the future operations of the Community, commencing on September 15, 1992, the Partnership accounts for its share of the operations of the Coto de Caza joint venture in accordance with the cost method of accounting.

     During 1992, the Partnership sold 60% of its interest in two land parcels located in the Weston Community to unaffiliated third-party purchasers. Subsequent to these transactions, the Partnership and the purchasers each contributed their interests in these land parcels to two joint ventures which were established for the purpose of constructing housing products within Weston. The Partnership entered into development management agreements with these joint ventures. Pursuant to the terms of these agreements, the Partnership has agreed to fund all development and construction costs, as well as certain overheads, incurred on behalf of the joint ventures' projects. Amounts funded are to be reimbursed by the joint ventures from sales revenues generated by each joint venture. Amounts advanced by the Partnership to each respective joint venture earn interest at 8.5% for the first year and prime (6.0% at December 31, 1993) plus 2% per annum thereafter. During the first quarter of 1993, one of the joint ventures obtained project specific financing in the amount of $4,950,000 to fund its development and construction activities. In accordance with the provisions of this financing agreement, as of December 31, 1993, the Partnership had been reimbursed the majority of amounts previously advanced to the joint venture. As a result of this financing arrangement, the Partnership does not anticipate the need for future advances to this venture. Due to significant sales activity, amounts previously advanced to the Partnership's other joint venture were reimbursed in full as of December 31, 1993. These reimbursements are the primary reasons for the decrease in investments in and advances to joint ventures on the accompanying consolidated balance sheets from December 31, 1992 to December 31, 1993. Also contributing to the decrease in investments in and advances to joint ventures on the accompanying consolidated balance sheets at December 31, 1993 as compared to December 31, 1992 is the receipt of distributions from these joint ventures in the amount of $2.6 million, as well as $0.8 million and $0.3 million of distributions from the Mizner Tower and Mizner Court joint ventures, respectively.

     In anticipation of its future development plans, the Partnership is currently in the process of obtaining permits for development of Increment III of its Weston Community, portions of which are environmentally sensitive areas and are subject to protection as wetlands. The time involved to complete this process, which involves the approvals of the Army Corps of Engineers, the Environmental Protection Agency and comparable state and local regulatory agencies, is expected to be lengthy. It is anticipated that certain costs of mitigation will be incurred in conjunction with obtaining the necessary permits, the amount and extent of which are unknown at this time. The Partnership had previously gone through a similar process and was successful in obtaining approvals for Increment II of the Weston Community. Although there can be no assurance, given the Partnership's prior experience and discussions to date with the appropriate agencies, the Partnership is hopeful that a compromise will ultimately be reached that will adequately address the concerns of the environmental agencies, while allowing the Partnership to continue its development plans for Increment III of Weston.

     In June 1993, the Partnership executed an agreement with Equitable South Florida Venture ("Equitable"), the successor in interest to Tishman Speyer/Equitable South Florida Venture, the original purchaser of approximately 390 acres of land in Increment III of the Partnership's Weston Community, whereby, in exchange for $5.0 million, the Partnership repurchased approximately 330 acres of the land and Equitable agreed to relieve the Partnership of the obligations under certain provisions of the Sale and Purchase Agreement dated December 15, 1983, which were assumed by the Partnership in connection with the purchase of the assets of Arvida Corporation in September 1987. Of the agreed upon price of $5 million, $2.5 million was paid at the execution of the agreement and the balance of $2.5 million will be paid in equal annual installments of $500,000 together with interest thereon at 8% per annum beginning May 1994. The unpaid principal balance is secured by a mortgage on certain real estate located in the Weston Community. As part of its efforts to obtain the appropriate development permits discussed in the preceding paragraph, the Partnership has included this land as part of its proposed mitigation plan for the development of Increment III of its Weston Community.

     The Partnership owned an 80% general partnership interest in The Oaks Community located near Sarasota, Florida. During the fourth quarter of 1991, the Partnership's joint venture partner failed to make capital contributions required to fund ongoing operations and pursuant to the joint venture agreement, was in default of the agreement. The Partnership executed an agreement in August 1993 with its joint venture partner, CIS Oaks, Ltd., ("CIS"), whereby CIS assigned its 20% interest in The Oaks to the Partnership, thereby vesting 100% control of the assets of the joint venture in the Partnership.

     Certain of the assets of The Oaks joint venture were encumbered by two mortgage loans. A $12,492,200 loan was scheduled to mature in January 1997 and a $3,260,000 loan was scheduled to mature in December 1993. The joint venture had guaranteed $2.7 million of the loans, and the guaranteed amount was with recourse to the Partnership. The joint venture was in default under the terms of these loan agreements as a result of its failure to make principal payments of approximately $1.3 million in January 1993 to release the minimum number of homesite lots as required under these agreements and its failure to pay interest commencing with a payment due in April 1993. The Partnership was able to reach an agreement with its lenders to pay off the existing mortgage loans at a substantial discount from face value. On September 3, 1993, the Partnership paid the joint venture's lenders $6.7 million in full satisfaction of the outstanding mortgage loans, accrued interest and guaranty. This transaction contributed to the decrease in notes and mortgages payable at December 31, 1993 as compared to December 31, 1992 and is the cause of the approximate $9.5 million extraordinary gain on the early extinguishment of debt for the year ended December 31, 1993.

     The Partnership also sold its remaining land holdings in The Oaks Community and its interest in The Oaks Club, an equity club, to an unaffiliated third-party purchaser for $5.8 million. This sale transaction occurred simultaneously with the repayment of the loans and satisfaction of the mortgages, as discussed above. These transactions are the cause of various changes in the Consolidated Balance Sheets at December 31, 1993 as compared to December 31, 1992. In light of the Partnership's guarantee under the loan agreement of $2.7 million of the outstanding mortgage loans, as well as other factors, these transactions were pursued as the least costly alternative available to the Partnership. These transactions resulted in a minimal net gain for Federal income tax purposes.

     During the first quarter of 1993, the Partnership reached a settlement agreement with its joint venture partner in a property located in Ocala, Florida, whereby in exchange for its partner's 50% interest in the venture, the Partnership agreed to dismiss a lawsuit previously filed against its venture partner for failure to perform in accordance with the terms of a $1,600,000 note which had been issued to the Partnership by the joint venture.

This agreement was pursued as a more favorable remedy to other alternatives available to the Partnership. As a result of this transaction, the Partnership changed from the equity method of accounting to the consolidated method of accounting for the joint venture effective March 1, 1993. This consolidation contributes to the decrease in mortgages receivable at December 31, 1993 as compared to December 31, 1992.

     During October 1993, the Partnership closed on the sale of its Oak Bridge Club near Jacksonville, Florida to an unaffiliated third party for approximately $3.2 million. This is the primary cause for the decrease in property and equipment in the Consolidated Balance Sheets at December 31, 1993 as compared to December 31, 1992.

     Reference is made to Note 11 regarding the Partnership's financial guarantees pursuant to the terms of a loan agreement for a commercial/industrial joint venture in Pompano Beach, Florida in which the Partnership owns a 50% interest. The Partnership also has certain continuing obligations relative to this joint venture as referred to in such Note.

     Reference is made to Item 3. Legal Proceedings of this annual report for a discussion of several lawsuits, in which the Partnership is a defendant, allegedly arising out of or relating to Hurricane Andrew and certain property damage allegedly suffered by the plaintiffs at a previously developed community known as Country Walk.

     During 1991, the Partnership obtained project specific financing in the amount of $7 million on a retail shopping plaza located in the Partnership's Weston Community. Subsequent to this transaction, the Partnership contributed the assets and related indebtedness associated with the plaza to a joint venture and sold a 21% interest in the venture to an unaffiliated third-party.

     In July 1991, the Partnership converted the Weston Hills Country Club (the "Club") from an equity to a non-equity membership plan in an effort to increase membership and usage of the Club and stimulate sales momentum within the Community.

     In addition, during 1991 the Partnership closed on the sale of a land parcel in its Broken Sound Community to an unaffiliated third-party builder in conjunction with the repurchase of a land parcel in the Partnership's Weston Community from the same builder. This transaction will alter the timing and amount of expected future revenues.

     The Partnership's obligations under bonds and standby letters of credit have decreased approximately $13.9 million since December 31, 1992 primarily due to decreased development and construction activity at the Partnership's Broken Sound Community and the release of obligations related to the land repurchased by the Partnership in its Weston Community, as discussed above.

     The Partnership has been advised by Merrill Lynch that Merrill Lynch has been named a defendant in actions pending in the Eleventh and Seventeenth Judicial Circuit Courts in Dade and Broward Counties, Florida to compel arbitration of claims brought by certain investors of the Partnership representing approximately 4% of the total Interests outstanding. Merrill Lynch has asked the Partnership and its General Partner to confirm an obligation of the Partnership and its General Partner to indemnify Merrill Lynch in these claims against all loss, liability, claim, damage and expense, including without limitation attorney's fees and expenses, under the terms of a certain Agency Agreement dated September 15, 1987 ("Agency Agreement") with the Partnership relating to the sale of Interests in the Partnership through Merrill Lynch on behalf of the Partnership. The Partnership is unable to determine at this time the ultimate investment of investors who have filed arbitration claims as to which Merrill Lynch might seek indemnification in the future. At this time, and based upon the information presently available about the arbitration statements of claims filed by some of these investors, the Partnership and its General Partner believe that they have meritorious defenses to demands for indemnification made by Merrill Lynch and intend to vigorously pursue such defenses. In the event Merrill Lynch is entitled to indemnification of its attorney's fees and expenses or other losses and expenses, these amount may prove to be material.

RESULTS OF OPERATIONS

     The results of operations for the years ended December 31, 1993, 1992 and 1991 are primarily attributable to the development and sale or operation of the Partnership's assets. See Note 1 for a discussion regarding the recognition of profit from sales of real estate.

     Housing revenues are generated from the sale of homes within the Partnership's Communities. Housing revenues increased significantly for the year ended December 31, 1993 as compared to 1992 due primarily to increased sales activity at the Partnership's Weston, Broken Sound and Jacksonville Golf & Country Club Communities as well as the completion and close-out of the Partnership's Marina Bay condominium project on Longboat Key, Florida. In an effort to capture additional market share in Broward County, Florida, the Partnership introduced several new value-oriented products in Weston in late 1992 and early 1993. The success of these products contributed to the increased closings in Weston and the overall increase in revenues for the year ended December 31, 1993 as compared to 1992. Revenues increased at Broken Sound and Jacksonville Golf & Country Club due to new products introduced in late 1992 which had their initial closings in 1993. Housing revenues increased for the year ended December 31, 1992 as compared to 1991 due primarily to an increase in sales activity at the Partnership's Broken Sound and River Hills Communities. The increase in revenues at Broken Sound is due to the sale of a new product line first offered in 1992, as well as an increase during 1992, as compared to 1991, in sales volume of another housing product offered at the Community. The increase in activity at the River Hills Community was due primarily to the broader market appeal of the Partnership's new lower-priced, value-oriented products.

     Approximately 63% of 1993's housing revenues were generated during the fourth quarter. This substantial increase in revenues was due primarily to an increase in the demand for housing product in Weston combined with the introduction of several new value oriented products in this Community earlier in the year. Also contributing to the increase in revenues during the fourth quarter of 1993 was the completion and close-out of all of the units in the final phase of the Partnership's Marina Bay condominium project on Long Boat Key, Florida in November and December 1993.

     The gross operating profit from housing sales increased for the year ended December 31, 1993 as compared to 1992 due primarily to the mix of product sold at the Partnership's Weston and Broken Sound Communities. The increase in gross operating profits is also attributable to higher profit margins recognized from the final phase of Marina Bay on Longboat Key, Florida. These closings generated increased revenues due to the desirable location of the final building.

     Revenues from the sale of homesites include amounts earned from the sale of developed lots within the Partnership's Communities. Revenues from the sale of homesites increased for the year ended December 31, 1993 as compared to the same period in 1992 due to the initial closing of lots in several homesite projects introduced early in 1993 in the Weston Hills Country Club section of the Partnership's Weston Community. Also contributing to the favorable variance was the closing of the remaining lots held for sale by the Partnership on Longboat Key, Florida during September 1993. This favorable variance was partially offset by decreased revenues at the Partnership's Broken Sound Community due to the close-out of the final homesites in that Community in 1992. Revenues from homesite sales activities were higher for the year ended December 31, 1992 as compared to 1991 due primarily to an increase in closings at the Partnership's Weston and River Hills Communities. The increased activity was primarily attributable to the introduction of several new products within these Communities in 1992. This favorable volume variance was partially offset by decreased closing activity associated with certain product lines which were substantially or completely sold out in 1991, as well as decreased closing activity at one of the Partnership's Atlanta Communities. In an effort to stimulate sales activity at one of the Atlanta Communities, the Partnership is offering lower-priced homesites more consistent with market demand.

     Land and property revenues are generated from the sale of developed and undeveloped residential or commercial land tracts, as well as the sale of equity memberships in the clubs within the Partnership's Boca Raton, Florida Community, as well as its Communities near Jacksonville, Florida and Highlands, North Carolina. Revenues from land and property sales increased for the year ended December 31, 1993 primarily as a result of the sale of the remaining real estate and equity memberships at the Partnership's Oaks Community. See further discussion regarding this transaction in Liquidity and Capital Resources, above. In addition, the Partnership closed on the sale of the Oak Bridge Club near Jacksonville, Florida to an unaffiliated third-party purchaser in October 1993. The sale of this club also contributed to the increase in land and property revenues for 1993 as compared to 1992. The increase in the gross operating profit from land and property sales in 1993 as compared to 1992 is due primarily to the recognition of deferred revenues in 1993 for sales, primarily at Broken Sound and Weston, which previously did not meet the criteria for revenue recognition in accordance with generally accepted accounting principles ("GAAP"). This increase was partially offset, however, by the sale of the remaining real estate and equity memberships at the Partnership's Oaks Community. Certain sales transactions which closed in previous periods but did not meet the criteria for revenue recognition remain deferred at December 31, 1993, and profit will be recognized in future periods as these sales become eligible for revenue recognition in accordance with GAAP. Land and property revenues decreased for the year ended December 31, 1992 as compared to 1991. Land and property revenues in 1992 resulted primarily from the sale of a 17-acre single family residential parcel located in the Partnership's Weston Community, the sale of 60% of the Partnership's interest in two residential land parcels also located in the Weston Community, and the sale of approximately 21 acres of undeveloped residential land located in the Partnership's Broken Sound Community. Certain of these residential sales transactions legally closed in 1992 but were not eligible for accounting profit recognition during the year due to certain contract provisions. However, certain amounts which had been deferred in previous years became eligible for profit recognition in 1992 and are included in 1992 land and property revenues. Sales of undeveloped commercial tracts in 1992 include approximately four acres located in Palm Beach County, Florida, and approximately nine acres located on Longboat Key, Florida. Land and property revenues for the year ended December 31, 1991 resulted primarily from the sale of a 28-acre multi-family residential parcel and a 16-acre single family residential parcel in Palm Beach County, Florida, as well as an 18-acre multi-family residential parcel located in one of the Partnership's Jacksonville Communities.

     Revenues from the sale of equity memberships decreased in 1992 as compared to 1991 due primarily to the inclusion in 1991 of profits related to the sales of Broken Sound equity memberships which had previously been deferred for accounting purposes. The recognition of these deferred profits in 1991 is the primary cause for the decrease in the net margin from land and property sales in 1992 as compared to 1991.

     Costs of revenues pertaining to the Partnership's housing sales reflect the cost of the acquired assets as well as development and construction expenditures, certain capitalized overhead costs, capitalized interest and marketing and disposition costs. The costs related to the Partnership's homesite sales reflect the cost of the acquired assets, related development expenditures, certain capitalized overhead costs, capitalized interest and disposition costs. Land and property costs reflect the cost of the acquired assets, certain development costs and related disposition costs as well as the costs associated with the sale of equity memberships.

     Operating properties represents activity from the Partnership's club and hotel operations, commercial properties and certain other operating assets. Revenues generated by the Partnership's operating properties increased for the year ended December 31, 1993 as compared to 1992 primarily as a result of an increase in membership activity at the Partnership's club facilities in Weston resulting from the overall increase in home sales activity within that Community. In addition, revenues from the Partnership's cable operations in Broken Sound and Weston increased during the year ended December 31, 1993 as compared to 1992 resulting from an increase in the number of cable subscribers within those Communities as well as a change in the cable rate structure. The decrease in the negative net margins for 1993 as compared to 1992 is due primarily to cost reductions implemented at the Partnership's club and hotel operations coupled with an overall increase in revenues from these operations.

The Partnership continues to evaluate the operations of its club and hotel facilities and institute additional cost controls as deemed appropriate. The decrease in the negative margins generated from operating properties for the year ended December 31, 1992 as compared to 1991 was primarily the result of increased operating revenues combined with reductions in certain overheads and other operating costs at the Partnership's hotel operation and at several of the Partnership's clubs and commercial and retail operating properties. These favorable variances are partially offset, however, by the inclusion of the funding of deficits for the Cullasaja Club during 1992 resulting from the consolidation of the assets of the Cullasaja Joint Venture, as discussed above in Liquidity and Capital Resources. Contributing to the improvement in the 1992 net margins as compared to 1991 was the inclusion in 1991 of certain costs associated with the conversion of the Weston Hills Country Club from an equity to a non-equity club.

     Brokerage and other operations represents activity from the resale of real estate inside and outside the Partnership's Communities, activity from the sale of builders' homes within the Partnership's Communities, proceeds from the Partnership's property management activities as well as fees earned from various management agreements with joint ventures. The increase in revenues and the corresponding increase in the gross operating profit from brokerage and other operations for the year ended December 31, 1993 as compared to 1992 was attributable to an increase in the volume of resale activity, primarily in the Sarasota, Broward County and Palm Beach County, Florida areas, as well as a decrease in the related cost of revenues resulting from a reduction in commissions paid due to a modification of the Partnership's brokerage commission structure. The increase in revenues and gross operating profit from brokerage and other operations at December 31, 1992 as compared to 1991 is due primarily to an increase in commissions earned by the Partnership from the sale of builder units, primarily at the Partnership's Weston and Broken Sound Communities, as well as the reduction of commissions associated with the sale of these units. Also contributing to the improved margins is the increase in the volume of resale activity in the Weston Community as well as the Jacksonville and Palm Beach County areas.

     Selling, general and administrative expenses include all marketing costs, with the exception of those costs capitalized in conjunction with the construction of housing units, and project and general administrative costs. These expenses are net of the marketing fees earned from third-party builders.

Selling, general and administrative expenses were significantly lower for the year ended December 31, 1993 as compared to 1992. The significant reductions in selling, general and administrative costs during the past three years are attributable to the implementation of a series of overhead reductions including the consolidation of certain administrative functions, a reduction in the number of employees and other employee-related expenditures, the implementation of more cost-effective marketing programs, as well as an overall reduction of other administrative expenses. The favorable variance in selling, general and administrative expenses for the year ended December 31, 1993 as compared to 1992 is also due in part to an increase in marketing fees earned by the Partnership as a result of the increase in builder unit closings. Management will continue to evaluate the operations of the Partnership and institute additional cost controls as deemed necessary to maximize the Partnership's profits in the future.

     Charges to the carrying value of real estate inventories and other assets represent adjustments to the book values of the Partnership's projects based upon the analysis of each projects' estimated selling price in the ordinary course of business less estimated costs of completion, holding and disposal as compared to its recorded book value. At December 31, 1992, the Partnership recorded charges to the inventory carrying values of certain residential and commercial properties totalling approximately $12.2 million to reflect their estimated net realizable values as determined by management's evaluation of these properties. These charges include approximately $7.4 million to reduce the carrying values of the Partnership's Water's Edge and Dockside Communities located near Atlanta, Georgia and $1.8 million to reduce the carrying value of its River Hills Community in Tampa, Florida. These Communities had been experiencing slower sales absorptions than anticipated due to the pricing of current products not being in line with current market demand. The charges to the inventory carrying values result from the Partnership's plans to offer lower-priced homesite and housing products in these Communities which are more consistent with market demand. The Partnership did reduce the price of homesites in the Water's Edge and Dockside Communities as planned; however, during 1993, the Partnership experienced no significant increase in sales absorptions in these Communities. Recent market studies indicate that the housing product offered for sale by third-party builders in Water's Edge and Dockside continues to be priced higher than market, and further reductions of housing sales prices are warranted. Therefore, during the second quarter of 1993, the Partnership recorded an additional charge totalling approximately $4.9 million to the inventory carrying value of the Water's Edge and Dockside Communities to reflect the adverse impact of these additional reductions in housing prices on future anticipated lot values.

     In light of the circumstances surrounding The Oaks joint venture as discussed in Liquidity and Capital Resources above, the Partnership, as a matter of prudent accounting practice, recorded a charge to the carrying value of real estate inventories and equity memberships of approximately $2.3 million and $1.0 million, respectively, in the fourth quarter of 1992 to properly reflect the estimated market value of The Oaks property in its current state of development assuming a bulk sale of the entire property under present market conditions. The balance of the charges to reduce real estate inventories at December 31, 1992, totalling approximately $0.7 million, were recorded to reflect the then current market value of several parcels of undeveloped commercial real estate.

     In the fourth quarter of 1992, the Partnership recorded an approximate $3.4 million charge to the net book value of property and equipment to reflect the reduction in the values of a 29,000 square foot office building located in Palm Beach County, Florida and the golf and country club facility at the Partnership's River Hills Community. The value of the golf and country club facility at River Hills had been adversely impacted by the introduction of new lower-priced products within the Community, which are more in line with market demand, as well as overall economic conditions and the competition from other club facilities within the Tampa, Florida area.

     The Partnership owns interests in a number of commercial joint ventures located throughout Florida. Due to a significant decline in the demand for undeveloped commercial real estate in the markets in which these properties are located, in 1992 the respective joint ventures recorded charges to the carrying values of their real estate inventories of approximately $7.4 million to reflect their estimated net realizable values.

     The amenities within the Partnership's Jacksonville Golf and Country Club and Broken Sound Communities are conveyed to homeowners through the sale of equity memberships. The sales of memberships in Jacksonville Golf and Country Club have been adversely impacted during the past several years by the introduction of lower-priced products within the Community in response to market conditions as well as competition from other club facilities located in the Jacksonville area. At Broken Sound, the higher-priced equity memberships had experienced a slowdown in absorptions due primarily to the overall slowdown in the economy and the low levels of consumer confidence. As a result of the above, in 1992 the Partnership recorded charges to the carrying value of its equity memberships at Jacksonville Golf and Country Club and Broken Sound of approximately $2.2 million and $1.0 million, respectively. In addition, equity memberships also included a $1.0 million reduction in the value of The Oaks country club's equity memberships as discussed above.

     Charges to the carrying value of real estate inventories and other assets during 1991 consisted of a charge to income of approximately $1.4 million to reduce the carrying value of the Partnership's interest in a commercial joint venture located in Tampa, Florida. Also included in 1991, was an approximate $0.7 million charge to the carrying value of housing product offered for sale in the Partnership's River Hills Community due to the decision to replace a higher-priced product line with a new lower-priced product more in line with market demand. In addition, the Partnership reduced the carrying value of an undeveloped land parcel held for sale in Jacksonville, Florida.

     Interest income decreased for the year ended December 31, 1993 as compared to 1992 primarily due to an overall decrease in the average amounts invested in short-term instruments during 1993 as compared to 1992. Interest income decreased in 1992 in comparison to 1991 primarily as a result of the Partnership's purchase of its venture partner's interest in the Cullasaja Joint Venture and the resulting consolidation of the venture's operations. Interest income at December 31, 1991 includes interest earned on advances previously made by the Partnership to the joint venture. Also contributing to the decrease in interest income is the Partnership's decision to reserve interest income accrued on advances to the Coto de Caza Joint Venture. Reference is made to the Liquidity and Capital Resources section above for further discussion concerning the Partnership's ownership interest in the Coto de Caza joint venture.

     Equity in earnings of unconsolidated joint ventures increased for the year ended December 31, 1993 as compared to the same periods in 1992 due to the change from the equity to the cost method of accounting for the Partnership's investment in the Coto de Caza joint venture, which resulted in the Partnership no longer recording its ownership share of the loss from the Coto de Caza venture's operations. See Liquidity and Capital Resources above for further discussion of the change in ownership of the Coto de Caza joint venture. The increase was also attributable to the earnings generated from the two joint ventures formed during the second half of 1992 for the purpose of constructing homes within the Partnership's Weston Community. See Liquidity and Capital Resources above and Notes 1 and 7 for further discussion regarding these joint venture interests. The increase in equity in losses of unconsolidated ventures in 1992 in comparison to 1991 is due primarily to the Partnership's ownership interest in the Coto de Caza joint venture. Increased operating losses were generated by the Coto de Caza joint venture primarily due to the expensing of costs that previously qualified for capitalization.
In addition, interest income earned by the joint venture decreased in comparison to 1991 due to the sale of the venture's mortgage portfolio in the fourth quarter of 1991. The increase in losses during 1992 is also attributable to the Partnership's ownership interest in a commercial joint venture located in Ocala, Florida. This venture's 1991 results of operations included profits from land sale activity, while no land sales occurred for this venture in 1992. These unfavorable variances were partially offset by the Partnership's interest in the Cullasaja joint venture's losses no longer being included in equity in losses of unconsolidated ventures due to the purchase in 1992 of the joint venture partner's interest in the venture. The results of operations for Cullasaja since that purchase have been consolidated in the accompanying Consolidated Statement of Operations.

     Interest and real estate taxes decreased for the year ended December 31, 1993 as compared to 1992 due to an overall decrease in the Partnership's average debt balance outstanding and an increase in the amount of real estate inventories which meet the requirements for capitalization of these costs.

     Nationwide housing starts and total nationwide single-family permits for 1993 increased 7.1 %* and 10.3%**, respectively from 1992. Trends in housing permits for the major markets in which the Partnership's properties are located are shown below.
                                           % CHANGE FROM
                             ------------------------------------------
    HOUSING PERMITS
    (SINGLE FAMILY)**          1992-1993 1991-1992 1990-1991 1989-1990
    ------------------         --------- --------- --------- ---------
    Florida Markets:
      West Palm Beach
        (includes Boca Raton).    +9.4%     +22.6%     -7.5%    -47.7%
      Miami - Ft. Lauderdale .   +27.4%     +34.8%    -14.9%    -30.4%
      Jacksonville . . . . . .    +4.2%     +13.9%     -1.3%    -10.2%
      Tampa Bay. . . . . . . .    +6.4%     +23.9%     -0.2%    -27.5%
    Atlanta, Georgia . . . . .   +14.1%     +26.0%     +4.9%     -6.3%
    Orange County, California.   +24.0%      -0.3%    -16.8%    -57.3%

        * Source: "Housing Market Statistics" (February 1994) a publication of the National Association of Home Builders

    ** Source: "U.S. Housing Markets" (February 2, 1994, February 5, 1993, February 4, 1992, and February 1, 1992) a publication of Lomas Mortgage USA


     For the year ended December 31, 1993, the Partnership (including its consolidated ventures and its unconsolidated ventures accounted for under the equity method) closed on the sale of 626 housing units, 752 homesite lots, approximately 50 acres of developed and undeveloped residential or commercial/industrial land tracts as well as the sales of The Oak Bridge Club and the remaining real estate and equity memberships at The Oaks Community. This compares to sales closings in 1992 of 320 housing units, 639 homesite lots and approximately 91 acres of developed and undeveloped residential or commercial/industrial land tracts. Sales closings in 1991 were for 273 housing units, 594 homesite lots and 107 acres of developed and undeveloped land tracts. Outstanding contracts ("backlog") as of December 31, 1993 were for 521 housing units, 127 homesites and approximately 47 acres of developed and undeveloped land tracts. This compares to a backlog as of December 31, 1992 of 270 housing units, 86 homesites and 6 acres of developed and undeveloped land tracts. The backlog as of December 31, 1991 was for 96 housing units, 28 homesites and approximately 34 acres of developed and undeveloped land tracts. The increasing trend in backlog as compared to prior years is indicative of the improvement in sales activity seen at many of the Partnership's Communities.

     As a result of management's efforts to broaden the appeal of the Partnership's Communities through the introduction of new housing products, the implementation of a series of cost reductions as well as the upward trends in housing activity that the nation as well as the markets in which the Partnership's properties are located have been experiencing, the Partnership was able to generate significant cash flow before debt service during 1993. The Partnership utilized this excess cash flow to make scheduled and accelerated principal repayments on its outstanding debt, as required under the terms of the credit facility agreement, and to increase its cash reserves.

Furthermore, in February 1994, the Partnership made a distribution of $2,565,433 to its Limited Partners ($6.35 per Interest) and $142,523 to the General Partner and Associate Limited Partners, collectively. As mentioned above, the Partnership's income property term loan, revolving line of credit and letter of credit facility are due for renewal in July 1994. Although the Partnership is hopeful these renewals will be obtained, there can be no assurance that such will occur or that the terms, amounts and restrictions of the renewed credit facilities will be similar to those under the Partnership's existing facilities. As a result, the Partnership will not be able to assess whether or not cash distributions to partners can be made for 1994 until the end of 1994 when the final operating results for the year as well as the terms and conditions of a new credit facility are known.

INFLATION

     Although the relatively low rates of inflation in recent years generally have not had a material effect on the Community development business, inflation in future periods can adversely affect the development of Communities generally because of its impact on interest rates. High interest rates not only increase the cost of borrowed funds to developers, but also have a significant effect on the affordability of permanent mortgage financing to prospective purchasers. In addition, any increased costs of materials and labor resulting from high rates of inflation may, in certain circumstances, be passed through to purchasers of real properties through increases in sales prices, although such increases may reduce sales volume. If such cost increases are not passed through to purchasers, there could be a negative impact on the ultimate margins realized by the Partnership.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                                 INDEX



Reports of Independent Accountants

Consolidated Balance Sheets, December 31, 1993 and 1992

Consolidated Statements of Operations for the years ended
  December 31, 1993, 1992 and 1991

Consolidated Statements of Changes in Partners' Capital Accounts
  (Deficit) for the years ended December 31, 1993, 1992 and 1991

Consolidated Statements of Cash Flows for the years ended
  December 31, 1993, 1992 and 1991

Notes to Consolidated Financial Statements

                                                     SCHEDULE

     Supplementary Statements
       of Operations Information . . . . . . . .            X


SCHEDULES NOT FILED:

     All schedules other than those indicated in the index have been omitted as the required information is inapplicable or immaterial, or the information is presented in the consolidated financial statements or related notes.






                   Report of Independent Accountants




To the Partners of
Arvida/JMB Partners, L.P.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) and (2) present fairly, in all material respects, the financial position of Arivda/JMB Partners, L.P. (a limited partnership) and its subsidiaries at December 31, 1992, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1992, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express and opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Arvida/JMB Partners, L.P. and its subsidiaries for any period subsequent to December 31, 1992.



PRICE WATERHOUSE
Miami, Florida
March 23, 1993

                   REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
ARVIDA/JMB PARTNERS, L.P.

     We have audited the accompanying consolidated balance sheet of Arvida/JMB Partners, L.P. and Consolidated Ventures as of December 31, 1993, and the related consolidated statements of operations, changes in partners' capital accounts (deficit), and cash flows for the year then ended. Our audit also included the 1993 financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arvida/JMB Partners, L.P. and Consolidated Ventures at December 31, 1993, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related 1993 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.








                                          ERNST & YOUNG

Miami, Florida
March 15, 1994

                                                     ARVIDA/JMB PARTNERS, L.P.
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                                    CONSOLIDATED BALANCE SHEETS

                                                    DECEMBER 31, 1993 AND 1992

                                                              ASSETS
                                                              ------
                                                                                                           1993           1992
                                                                                                        -----------   -----------
Cash and cash equivalents (note 3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 18,906,679     7,634,320
Restricted cash (note 3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12,645,678     7,955,251
Trade and other accounts receivable (net of allowance for doubtful accounts of
  $381,151 and $695,504 at December 31, 1993 and 1992, respectively) . . . . . . . . . . . . . . . . .    7,298,714     7,192,420
Mortgages receivable, net (note 4) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,940,961     5,737,331
Real estate inventories (notes 5 and 8). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  188,679,152   189,649,253
Property and equipment, net (notes 6 and 8). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   66,989,577    70,072,466
Investments in and advances to joint ventures, net (note 7). . . . . . . . . . . . . . . . . . . . . .   24,731,852    31,298,724
Equity memberships (note 9). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15,146,661    21,238,580
Amounts due from affiliates (note 10). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       88,389       356,797
Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9,007,402     9,672,396
                                                                                                       ------------   -----------

          Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $346,435,065   350,807,538
                                                                                                       ============   ===========
                                                    ARVIDA/JMB PARTNERS, L.P.
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES
                                              CONSOLIDATED BALANCE SHEETS - CONTINUED

                                       LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                       -----------------------------------------------------
                                                                                                           1993           1992
                                                                                                        -----------   -----------
Liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 11,172,895     8,444,327
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22,010,408    23,750,954
  Accrued expenses and other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13,390,593    14,878,966
  Notes and mortgages payable, net (note 8). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  147,770,992   180,936,172
                                                                                                       ------------   -----------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  194,344,888   228,010,419
                                                                                                       ------------   -----------
Partners' capital accounts (note 14)
  General Partner and Associate Limited Partners:
     Capital contributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20,000        20,000
     Cumulative net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   33,739,753    33,446,823
     Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (33,466,823)  (33,466,823)
                                                                                                       ------------   -----------
                                                                                                            292,930         --
                                                                                                       ------------   -----------
  Limited partners (404,005 interests including five Interests - Initial Limited Partner):
     Capital contributions, net of offering costs. . . . . . . . . . . . . . . . . . . . . . . . . . .  364,841,815   364,841,815
     Cumulative net losses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (78,963,692) (107,963,820)
     Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (134,080,876) (134,080,876)
                                                                                                       ------------   -----------
                                                                                                        151,797,247   122,797,119
                                                                                                       ------------   -----------
          Total partners' capital accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  152,090,177   122,797,119
                                                                                                       ------------   -----------
Commitments and contingencies (notes 7, 8, 10, 11 and 12)
          Total liabilities and partners' capital. . . . . . . . . . . . . . . . . . . . . . . . . . . $346,435,065   350,807,538
                                                                                                        ===========   ===========

                      The accompanying notes are an integral part of these consolidated financial statements.

                                                           ARVIDA/JMB PARTNERS, L.P.
                                                      (A LIMITED PARTNERSHIP)

                                                     AND CONSOLIDATED VENTURES

                                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                       FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                                        1993            1992             1991
                                                                                    ------------    ------------     ------------
Revenues:
  Housing. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $105,135,532      53,579,787       45,972,101
  Homesites. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      59,171,109      50,431,467       38,843,578
  Land and property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      25,646,960      18,708,924       29,696,899
  Operating properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      26,326,255      24,129,461       17,847,356
  Brokerage and other operations . . . . . . . . . . . . . . . . . . . . . . . .      31,371,336      27,861,140       23,339,937
                                                                                    ------------    ------------     ------------

          Total revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . .     247,651,192     174,710,779      155,699,871
                                                                                    ------------    ------------     ------------

Cost of revenues:
  Housing. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      84,598,055      47,240,372       40,939,176
  Homesites. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      37,025,954      32,445,059       26,028,401
  Land and property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18,431,543      15,501,055       19,447,313
  Operating properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      27,552,287      26,868,457       23,045,011
  Brokerage and other operations . . . . . . . . . . . . . . . . . . . . . . . .      25,113,709      23,462,659       21,736,687
                                                                                    ------------    ------------     ------------

          Total cost of revenues . . . . . . . . . . . . . . . . . . . . . . . .     192,721,548     145,517,602      131,196,588
                                                                                    ------------    ------------     ------------
                                                           ARVIDA/JMB PARTNERS, L.P.
                                                      (A LIMITED PARTNERSHIP)

                                                     AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                                                        1993            1992             1991
                                                                                    ------------    ------------     ------------

Gross operating profit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      54,929,644      29,193,177       24,503,283

Selling, general and administrative expenses . . . . . . . . . . . . . . . . . .      19,343,730      25,283,422       33,526,558
Charges to the carrying value of real estate inventories
  and other assets (notes 1, 5, 6, 7 and 9). . . . . . . . . . . . . . . . . . .       4,896,000      27,247,000        2,753,818
                                                                                    ------------    ------------     ------------

          Net operating income (loss). . . . . . . . . . . . . . . . . . . . . .      30,689,914     (23,337,245)     (11,777,093)

Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         672,000       1,616,309        2,111,587
Equity in earnings (losses) of unconsolidated ventures (notes 1 and 7) . . . . .       1,134,947      (2,225,531)        (769,300)
Interest and real estate taxes, net (note 1) . . . . . . . . . . . . . . . . . .     (12,739,584)    (20,027,899)     (20,233,163)
                                                                                    ------------    ------------     ------------

          Net income (loss) before extraordinary item. . . . . . . . . . . . . .      19,757,277     (43,974,366)     (30,667,969)

          Extraordinary item:
            Gain on early extinguishment of debt (note 8). . . . . . . . . . . .       9,535,781           --               --
                                                                                    ------------    ------------     ------------

          Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 29,293,058     (43,974,366)     (30,667,969)
                                                                                    ============    ============     ============

          Net income (loss) per Limited Partnership Interest . . . . . . . . . .    $      71.78         (160.42)          (74.39)
                                                                                    ============    ============     ============












                      The accompanying notes are an integral part of these consolidated financial statements.

                                                     ARVIDA/JMB PARTNERS, L.P.
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS (DEFICIT)
                                       FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991


                     GENERAL PARTNER AND ASSOCIATE LIMITED PARTNERS                 LIMITED PARTNERS (404,005 INTERESTS)
              ----------------------------------------------------------------------------------------------------------------------
                                    NET                                                      NET
                  CONTRIBU-       INCOME       CASH                                        INCOME
                   TIONS          (LOSS)    DISTRIBUTIONS      TOTAL     CONTRIBUTIONS     (LOSS)     DISTRIBUTIONS       TOTAL
                  ---------      ---------  -------------   -----------  -------------   -----------  -------------  -------------
Balance (deficit)
 December 31,
 1990. . . . . . .  $20,000    13,224,612    (33,466,823)  (20,222,211)   364,841,815   (13,099,274)  (134,080,876)   217,661,665
Net loss
 (note 14) . . . .     --        (613,359)         --         (613,359)         --      (30,054,610)         --       (30,054,610)
                    -------    ----------    -----------   -----------    -----------   -----------   ------------    -----------
Balance (deficit)
 December 31,
 1991. . . . . . .   20,000    12,611,253    (33,466,823)  (20,835,570)   364,841,815   (43,153,884)  (134,080,876)   187,607,055
Net income (loss)
 (note 14) . . . .     --      20,835,570         --        20,835,570           --     (64,809,936)         --       (64,809,936)
                    -------    ----------    -----------   -----------    -----------   -----------   ------------    -----------
Balance (deficit)
 December 31,
 1992. . . . . . .   20,000    33,446,823    (33,466,823)        --       364,841,815  (107,963,820)  (134,080,876)   122,797,119
Net income
 (note 14) . . . .     --         292,930          --          292,930          --       29,000,128          --        29,000,128
                    -------    ----------    -----------   -----------    -----------   -----------   ------------    -----------
Balance
 December 31,
 1993. . . . . . .  $20,000    33,739,753    (33,466,823)      292,930    364,841,815   (78,963,692)  (134,080,876)   151,797,247
                    =======    ==========    ===========   ===========    ===========   ===========   ============    ===========









                      The accompanying notes are an integral part of these consolidated financial statements.

                                                     ARVIDA/JMB PARTNERS, L.P.
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                                        1993            1992             1991
                                                                                    ------------    ------------     ------------
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 29,293,058     (43,974,366)     (30,667,969)
Charges (credits) to net income (loss) not requiring (providing) cash:
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . .       6,232,092       7,550,386        7,072,673
  Equity in earnings (losses) of unconsolidated ventures . . . . . . . . . . . .      (1,134,947)      2,225,531          769,300
  Provision for doubtful accounts. . . . . . . . . . . . . . . . . . . . . . . .         269,400          42,423          735,921
  (Gain) loss on sale of property and equipment. . . . . . . . . . . . . . . . .          34,827         (13,133)         401,016
  Gain on sale of joint venture interest . . . . . . . . . . . . . . . . . . . .           --                --        (1,185,130)
  Charge to carrying value of real estate inventories and other
    assets (notes 1, 5, 6, 7 and 9). . . . . . . . . . . . . . . . . . . . . . .       4,896,000      27,247,000        2,753,818
  Extraordinary gain on early extinguishment of debt (note 8). . . . . . . . . .      (9,535,781)            --              --
Changes in:
  Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (4,690,427)       (784,260)        (793,627)
  Trade and other accounts receivable. . . . . . . . . . . . . . . . . . . . . .        (499,618)      2,161,155          314,725
  Real estate inventories:
    Additions to real estate inventories . . . . . . . . . . . . . . . . . . . .    (131,513,189)    (65,702,042)     (54,614,385)
    Cost of revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     140,055,552      95,186,486       86,414,890
    Capitalized interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (7,738,179)     (4,470,150)      (2,939,326)
    Capitalized real estate taxes. . . . . . . . . . . . . . . . . . . . . . . .      (3,179,099)     (2,026,309)      (1,072,410)
  Equity memberships . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,091,919       5,723,093          460,444
  Amounts due from affiliates. . . . . . . . . . . . . . . . . . . . . . . . . .         268,408      (4,464,883)        (275,529)
  Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . . . .        (134,749)     (2,539,319)       1,918,138
  Accounts payable, accrued expenses and other liabilities . . . . . . . . . . .       1,484,062       1,840,679       (3,654,630)
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,740,546)      5,345,420       (4,601,063)
                                                                                    ------------    ------------     ------------
      Total adjustments. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (834,275)     67,322,077       31,704,825
                                                                                    ------------    ------------     ------------
          Net cash provided by operations. . . . . . . . . . . . . . . . . . . .      28,458,783      23,347,711        1,036,856
                                                                                    ------------    ------------     ------------
                                                           ARVIDA/JMB PARTNERS, L.P.
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                        1993            1992             1991
                                                                                    ------------    ------------     ------------

Investing activities:
  Mortgages receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,196,370       1,825,359       (2,749,485)
  Acquisitions of property and equipment . . . . . . . . . . . . . . . . . . . .      (3,470,360)     (4,000,910)      (1,932,818)
  Proceeds from disposals of property and equipment. . . . . . . . . . . . . . .       1,121,253          83,071          983,218
  Joint venture distributions (contributions), net . . . . . . . . . . . . . . .       3,916,119      (3,676,826)       8,039,040
  Payments from (advances to) joint ventures . . . . . . . . . . . . . . . . . .       3,956,980         916,114       (5,135,352)
  Proceeds from sale of joint venture interest . . . . . . . . . . . . . . . . .           --               --            775,000
  Proceeds from acquisition of joint venture interest. . . . . . . . . . . . . .           6,614          81,741            --
                                                                                    ------------    ------------     ------------

          Net cash provided by (used in) investing activities. . . . . . . . . .       6,726,976      (4,771,451)         (20,397)
                                                                                    ------------    ------------     ------------

Financing activities:
  Proceeds from notes and long-term borrowings . . . . . . . . . . . . . . . . .      28,095,548      22,102,094       69,466,723
  Payments of notes and long-term borrowings . . . . . . . . . . . . . . . . . .     (52,008,948)    (62,618,870)     (43,136,757)
  Payments of short-term bank borrowings . . . . . . . . . . . . . . . . . . . .           --         (2,246,174)      (6,323,328)
                                                                                    ------------    ------------     ------------

          Net cash provided by (used in) financing activities. . . . . . . . . .     (23,913,400)    (42,762,950)      20,006,638
                                                                                    ------------    ------------     ------------

Increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . .      11,272,359     (24,186,690)      21,023,097
Cash and cash equivalents, beginning of year . . . . . . . . . . . . . . . . . .       7,634,320      31,821,010       10,797,913
                                                                                    ------------    ------------     ------------

Cash and cash equivalents, end of year . . . . . . . . . . . . . . . . . . . . .    $ 18,906,679       7,634,320       31,821,010
                                                                                    ============    ============     ============

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest, net of amounts capitalized. . . . .    $  7,387,204      10,945,116       14,598,590
                                                                                    ============    ============     ============
                                                     ARVIDA/JMB PARTNERS, L.P.
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                                        1993            1992             1991
                                                                                    ------------    ------------     ------------

  Non-cash investing and financing activities:
    Conversion of equity country club. . . . . . . . . . . . . . . . . . . . . .    $      --              --          20,270,336
    Land contributed in exchanges for joint venture interests (note 7) . . . . .           --          3,681,600            --
    Acquisition of joint venture interests (note 7). . . . . . . . . . . . . . .         324,169      12,090,912            --
                                                                                    ------------    ------------     ------------

                                                                                    $    324,169      15,772,512       20,270,336
                                                                                    ============    ============     ============






























                      The accompanying notes are an integral part of these consolidated financial statements.

                           ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(1)  BASIS OF ACCOUNTING


     Principles of Consolidation

     The consolidated financial statements include the accounts of Arvida/JMB Partners, L.P. (the "Partnership") and its consolidated ventures (Note 7). All material intercompany balances and transactions have been eliminated in consolidation. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to those investments where the Partnership's ownership interest is 50% or less, with the exception of the Partnership's investment in the Coto de Caza Joint Venture which is accounted for in accordance with the cost method of accounting, effective September 15, 1992 (Note 7).


     Recognition of Profit from Sales of Real Estate

     For sales of real estate, profit is recognized in full when the collecta-bility of the sales price is reasonably assured and the earnings process is virtually complete. When the sale does not meet the requirements for recognition of income, profit is deferred until such requirements are met.
For sales of residential units, profit is recognized at the time of closing or if certain criteria are met, on the percentage-of-completion method.


     Real Estate Inventories and Cost of Real Estate Revenues

     Real estate inventories are carried at cost, including capitalized interest and property taxes, but not in excess of the net realizable value determined by the evaluation of individual projects. Management's evaluation of net realizable value is based on each projects' estimated selling price in the ordinary course of business less estimated costs of completion, holding and disposal. These estimates are reviewed periodically and compared to each project's recorded book value. Adjustments to book value, as they become necessary, are reported in the period in which they become known. The total cost of land, land development and common costs are apportioned among the projects on the relative sales value method. Costs pertaining to the Partnership's housing, homesite, and land and property revenues reflect the cost of the acquired assets as well as development costs, construction costs, capitalized interest, capitalized real estate taxes and capitalized overheads.

Certain marketing costs relating to housing projects, including exhibits and displays, and certain planning and other predevelopment activities, excluding normal period expenses, are capitalized and charged to housing cost of revenues as related units are closed. A warranty reserve is provided as residential units are closed. This reserve is reduced by the cost of subsequent work performed.

     Capitalized Interest and Real Estate Taxes

     Interest and real estate taxes incurred are capitalized to qualifying assets, principally real estate inventories. Such capitalized interest and real estate taxes are charged to cost of revenues as sales of real estate inventories are recognized. Interest, including the amortization of loan fees, of $14,786,169, $17,424,850 and $16,621,042 was incurred for the years ended December 31, 1993, 1992 and 1991, respectively, of which $7,738,179, $4,470,150 and $2,939,326 was capitalized for the years ended December 31, 1993, 1992 and 1991, respectively. Interest payments, including amounts capitalized, of $15,125,383, $15,415,266 and $17,537,916 were made for the years ended December 31, 1993, 1992 and 1991, respectively.

                          ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     Real estate taxes of $8,870,693, $9,099,508 and $7,623,857 were incurred for the years ended December 31, 1993, 1992 and 1991, respectively, of which $3,179,099, $2,026,309 and $1,072,410 were capitalized for the years ended December 31, 1993, 1992 and 1991, respectively. Real estate tax payments of $8,733,910, $10,301,400 and $7,217,145 were made for the years ended December 31, 1993, 1992 and 1991, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and operating properties as these taxes are included in cost of revenues for operating properties.


     Property and Equipment and Other Assets

     Property and equipment are carried at cost less accumulated depreciation and are depreciated on the straight-line method over the estimated useful lives of the assets which range from two to forty years. Expenditures for maintenance and repairs are charged to expense as incurred. Costs of major renewals and improvements which extend useful lives are capitalized. Other assets are amortized on the straight-line method, which approximates the interest method, over the useful lives of the assets which range from one to five years. Amortization of debt discounts (1992 and 1991 only) and other assets, excluding loan fees, of approximately $247,400, $1,074,000 and $1,289,100 was incurred for the years ended December 31, 1993, 1992 and 1991, respectively. Amortization of loan fees, which is included in interest expense, of approximately $587,500, $343,800 and $0 was incurred for the years ended December 31, 1993, 1992 and 1991, respectively.


     Investments in and Advances to Joint Ventures, Net

     In general, the equity method of accounting has been applied in the accompanying consolidated financial statements with respect to those investments for which the Partnership does not have majority control and where the Partnership's ownership interest is 50% or less. The cost method of accounting has been applied in the accompanying consolidated financial statements with respect to the Coto de Caza joint venture, effective September 15, 1992, as a result of the Partnership's decrease in its ownership interest and its joint venture partner's control over the future operations of the Community. The cost method of accounting is used when a limited partner has virtually no influence over venture operations and financial policies. Under the cost method, income is generally recorded only to the extent of distributions received. Reference is made to Note 7 for further discussion of this joint venture.

     Investments in joint ventures are carried at the Partnership's proportionate share of the ventures' assets (not in excess of their net realizable value determined by evaluation of individual projects), net of their related liabilities and adjusted for any basis differences. Basis differences result from the purchase of interests at values which differ from the recorded cost of the Partnership's proportionate share of the joint ventures' net assets.

                          ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     The Partnership periodically advances funds to certain of its joint ventures in which it holds ownership interests when deemed necessary and economically justifiable. Such advances are generally interest bearing and are payable to the Partnership from amounts earned through joint venture operations.

     Equity Memberships

     The amenities within certain of the Partnership's Boca Raton and Jacksonville, Florida Communities, as well as its Community near Highlands, North Carolina are sold to the respective homeowners through the sale of equity memberships. The amounts recorded as equity memberships in the accompanying Consolidated Balance Sheets represent the accumulation of costs incurred in constructing clubhouses, golf courses, tennis courts and various other related assets, less amounts allocated to memberships sold not in excess of their net realizable value determined by evaluations of individual amenities. Equity membership revenues and related cost of revenues are included in land and property in the Consolidated Statements of Operations.


     Partnership Records

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments where applicable to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. The net effect of these items is summarized as follows:

                                                     ARVIDA/JMB PARTNERS, L.P.
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED





                                                                             1993                            1992
                                                                ---------------------------     ---------------------------
                                                                GAAP BASIS        TAX BASIS      GAAP BASIS       TAX BASIS
                                                              ------------      -----------     -----------     -----------

Total assets . . . . . . . . . . . . . . . . . . . . . . .    $346,435,065       416,391,142    350,807,538     366,368,152
 Partners' capital accounts (deficit):
   General Partner and Associate Limited Partners. . . . .         292,930            19,280          --               --
   Limited Partners. . . . . . . . . . . . . . . . . . . .     151,797,247       263,965,551    122,797,119     236,342,695
 Net income (loss):
   General Partner and Associate Limited Partners. . . . .         292,930            19,280     20,835,570       9,229,820
   Limited Partners. . . . . . . . . . . . . . . . . . . .      29,000,128        27,622,856    (64,809,936)    (13,688,552)
 Net income (loss) per Limited Partnership Interest. . . .           71.78             68.37        (160.42)         (33.88)
                                                              ============      ============  =============   =============


     Reference is made to Note 14 for further discussion of the allocation of profits and losses to the General Partner, Associated Limited Partners and Limited Partners.

     The net income (loss) per Limited Partnership Interest is based upon the number of Limited Partnership Interests outstanding at the end of each period (404,005).

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     Reclassifications

     During 1992, the Partnership evaluated the presentation and classification of information in its consolidated financial statements, the usefulness of such information and its conformity with the financial statements of other real estate developers and builders. As a result of this evaluation, the Partnership restructured the presentation of financial information in its Consolidated Statements of Operations. Such reclassifications are reflected in the accompanying Consolidated Statements of Operations and the Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991. Certain reclassifications have also been made to the 1991 Consolidated Statement of Cash Flows to conform with the 1992 presentation. Management believes that these reclassifications have resulted in a more informative presentation of the Partnership's financial information.

Certain reclassifications have also been made to the 1992 and 1991 financial statements to conform to the 1993 presentation.

     Income Taxes

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable state law to remit directly to the state tax authorities amounts representing withholding on applicable taxable income allocated to partners.


(2)  INVESTMENT PROPERTIES

     The Partnership's assets consist principally of interests in land which is in the process of being developed into master-planned residential Communities (the "Communities") and, to a lesser extent, commercial properties; mortgage notes and accounts receivable; management and other service contracts; construction, brokerage and other support activities; real estate assets held for investment; club and recreational facilities; and cable television businesses serving certain of its Communities.

     On August 27, 1991, the General Partner, on behalf of the Partnership, initiated a lawsuit in the Circuit Court of Cook County (County Department, Chancery Division), Illinois against The Walt Disney Company ("Disney"). The litigation arises out of the Partnership's acquisition of substantially all of the real estate and other assets of Arvida Corporation, a subsidiary of Disney, in September 1987. In the complaint filed on its behalf, the Partnership alleges that under the terms of the contract with Disney for the acquisition, the purchase price of the assets was to be reduced by the amount of certain payments made prior to the closing (the "Closing") of the transaction out of funds of Arvida Corporation in order to satisfy certain obligations that were not assumed by the Partnership. The complaint also alleges that the contract entitles the Partnership to (i) reimbursement by Disney for amounts advanced by the Partnership to pay certain other claimed obligations of Arvida Corporation, including certain post-Closing adjustments, in connection with the acquisition and (ii) indemnification by Disney for additional costs and expenses incurred by the Partnership subsequent to the Closing in order to remedy certain environmental conditions that existed prior to the Closing. The complaint further alleges that the Partnership has made various demands on Disney for payment of these amounts and that Disney has refused to make such payments. The Partnership seeks declaratory judgments that the Partnership is entitled to a purchase price reduction from Disney and

                          ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



reimbursement or indemnification by Disney for amounts advanced or costs and expenses incurred by the Partnership for certain obligations of Arvida Corporation, together with interest on all such amounts and costs. During the second quarter of 1992, the Partnership received approximately $0.8 million in settlement of portions of this claim. There is no assurance as to what amounts, if any, the Partnership will recover as a result of the litigation with regard to the remaining open issues under the initially filed complaint. During July 1993, Disney filed an answer denying the substantive allegations of the Partnership's complaint and raising various affirmative defenses. The Partnership believes Disney's defenses are without merit and will continue to pursue its claims. In addition, Disney has filed a three count counterclaim in which it seeks among other things: a complete accounting of liabilities allegedly assumed but not discharged by the Partnership to ascertain whether certain funds, not to exceed $2.9 million, are due Disney in accordance with the purchase agreement; an unspecified amount of damages exceeding $500,000 allegedly representing workers compensation and warranty payments made by Disney, which Disney alleges are obligations of the Partnership; an accounting for funds disbursed from a claims pool in the amount of $3,000,000 established by the parties; and attorney fees and costs. The Partnership believes it has meritorious defenses to these counterclaims and will defend itself vigorously against them.


(3)  CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     At December 31, 1993 and 1992, cash and cash equivalents primarily consisted of U.S. Government obligations with original maturities of three months or less, money market demand accounts and repurchase agreements, the cost of which approximated market value. Cash and cash equivalents include treasury bills with original maturities of three months or less of approximately $3,900,000 and $0 at December 31, 1993 or 1992. Included in restricted cash are amounts restricted under various escrow agreements. Credit risk associated with cash, cash equivalents and restricted cash is considered low due to the high quality of the financial institutions in which these assets are held.


(4)  MORTGAGES RECEIVABLE

     Mortgages receivable generally range in maturity from 1 to 3 years, certain of which are collateralized by liens on the property sold and bear interest with stated rates up to 10% per annum. All mortgages receivable with below market rates are discounted at the market rate prevailing at the date of issue or purchase. The resulting effective interest rates on mortgages receivable range from approximately 11% to 14% per annum. The outstanding principal balances of mortgages receivable at December 31, 1993 and 1992 are summarized as follows:

                                              1993            1992
                                          -----------    ------------

Total gross mortgages receivable . . . .   $3,958,649       6,838,848
Unamortized discount and
  valuation allowances . . . . . . . . .   (1,017,688)     (1,101,517)
                                           ----------      ----------

     Mortgages receivable, net . . . . .   $2,940,961       5,737,331
                                           ==========      ==========

                          ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(5)  REAL ESTATE INVENTORIES

     Real estate inventories at December 31, 1993 and 1992 are summarized as follows:
                                             1993            1992
                                          ------------    ------------

Land held for future development or
  sale . . . . . . . . . . . . . . . . .  $ 24,259,509      30,459,094
Community development inventory:
  Work in progress and
    land improvements. . . . . . . . . .   137,048,514     133,507,511
  Completed inventory. . . . . . . . . .    27,371,129      25,682,648
                                          ------------     -----------

     Real estate inventories . . . . . .  $188,679,152     189,649,253
                                          ============     ===========

     Real estate inventories at December 31, 1992 include charges to the inventory carrying values of certain residential and commercial properties totalling approximately $12.2 million to reflect their estimated net realizable values as determined by management's evaluation of these properties. These charges include approximately $9.2 million to reduce the carrying values of the Partnership's Water's Edge and Dockside Communities located near Atlanta, Georgia and its River Hills Community in Tampa, Florida.

These Communities had been experiencing slower sales absorptions than anticipated due to the pricing of products not being in line with market demand. The charges to the inventory carrying values resulted from the Partnership's plans to offer lower-priced homesite and housing products in these Communities which are more consistent with market demand. The Partnership did reduce the price of homesites in the Water's Edge and Dockside Communities as planned; however, during 1993, the Partnership experienced no significant increase in sales absorptions in these Communities. Recent market studies indicate further reductions of housing sales prices in these communities are warranted. Therefore, real estate inventories at December 31, 1993 include an additional charge totalling approximately $4.9 million to the inventory carrying value of the Water's Edge and Dockside Communities to reflect the adverse impact of these additional reductions in housing prices on future anticipated lot values.

     Also included in real estate inventories at December 31, 1992, is a charge of approximately $2.3 million to reduce the carrying value of real estate inventories at The Oaks to properly reflect the estimated market value of the property assuming a bulk sale of the entire property. The balance of the charges to reduce real estate inventories, of approximately $0.7 million, was recorded to reflect the then current market value of several parcels of undeveloped commercial real estate. See Note 8 for discussion regarding the Partnership's sale of its remaining land holdings in The Oaks Community during 1993.

                          ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




(6)  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1993 and 1992 are summarized as follows:

                                             1993            1992
                                          ------------    ------------

  Land . . . . . . . . . . . . . . . . .  $ 6,566,045       6,560,828
  Land improvements. . . . . . . . . . .   18,214,258      19,388,725
  Buildings. . . . . . . . . . . . . . .   51,166,841      50,098,289
  Equipment and furniture. . . . . . . .   19,024,112      18,225,992
  Construction in progress . . . . . . .    1,281,936         873,411
                                         ------------    ------------

       Total . . . . . . . . . . . . . .   96,253,192      95,147,245

       Accumulated depreciation. . . . .  (29,263,615)    (25,074,779)
                                         ------------    ------------

       Property and equipment, net . . . $ 66,989,577      70,072,466
                                         ============    ============


     In the fourth quarter of 1992, the Partnership recorded an approximate $3.4 million charge to the net book value of property and equipment to reflect reductions in the values of a 29,000 square foot office building located in Palm Beach County, Florida and a golf and country club facility at the Partnership's River Hills Community. The value of the golf and country club facility at River Hills had been adversely impacted by the introduction of new lower-priced products within the Community as well as overall economic conditions and the competition from other club facilities within the Tampa, Florida area.

    Depreciation expense of approximately $5,397,200, $6,132,700 and $5,783,600 was incurred for the years ended December 31, 1993, 1992 and 1991, respectively.



(7)  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES, NET

     The Partnership has numerous investments in real estate joint ventures with ownership interests ranging from 20% to 50%. The Partnership's joint venture interests accounted for under the equity method are as follows:

                          ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




                                                        LOCATION OF
NAME OF VENTURE                 % OF OWNERSHIP          PROPERTY
- ---------------                 --------------          ------------

Arvida Boose
  Joint Venture                       50                   Florida

Arvida Corporate
  Park Associates                     50                   Florida

Arvida Pompano Associates
  Joint Venture                       50                   Florida

H.A.E. Joint Venture                33-1/3                 Florida

Mizner Court Associates
  Joint Venture                       50                   Florida

Mizner Tower Associates
  Joint Venture                       50                   Florida

Ocala 202 Joint Ventures              50                   Florida

Tampa 301 Associates
  Joint Venture                       50                   Florida

Windmill Lake Estates
  Associates
  Joint Venture                       50                   Florida

Arvida/RBG I Joint Venture            40                   Florida

Arvida/RBG II Joint Venture           40                   Florida


     The following is combined summary information of joint ventures accounted for under the equity method. The 1993 and 1992 summary information presented below is not comparable to the 1991 information due to the consolidation of the Cullasaja Joint Venture effective January 1, 1992 and the application of the cost method of accounting, effective September 15, 1992, for the Partnership's ownership interest in the Coto de Caza joint venture. The 1993 summary information presented is not comparable to the 1992 and 1991 information due to the consolidation of AOK Group effective March 1, 1993.
See further discussion below regarding the Partnership's accounting for these joint venture interests.

                                                           ARVIDA/JMB PARTNERS, L.P.
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                                                DECEMBER 31,    DECEMBER 31,
                                                                                                    1993            1992
                                                                                                ------------    ------------

                                                              ASSETS
                                                              ------
Real estate inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $11,170,628       21,701,201
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,209,918       11,453,177
                                                                                                -----------     ------------

          Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $17,380,546       33,154,378
                                                                                                ===========     ============


                                                 LIABILITIES AND PARTNERS' CAPITAL
                                                 ---------------------------------


Accounts payable, deposits and other liabilities . . . . . . . . . . . . . . . . . . . . . .    $   752,274        3,862,725
Notes and mortgages payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,109,656       10,963,677
                                                                                                -----------     ------------

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,861,930       14,826,402

Venture partners' capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,753,884        9,057,262
Partnership's capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,764,732        9,270,714
                                                                                                -----------     ------------

          Total liabilities and partners' capital. . . . . . . . . . . . . . . . . . . . . .    $17,380,546       33,154,378
                                                                                                ===========     ============
                                                         ARVIDA/JMB PARTNERS, L.P.
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                  COMBINED RESULTS OF OPERATIONS
                                                  ------------------------------


                                                                                YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                               DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                                   1993            1992            1991
                                                                               ------------    ------------    ------------

Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $32,846,925      10,667,527      38,568,785
                                                                                ===========    ============    ============

Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 2,409,483     (24,284,665)     (2,864,164)
                                                                                ===========    ============    ============

Partnership's proportionate share of net income (loss) . . . . . . . . . .      $   953,165     (12,205,635)     (1,421,006)
                                                                                ===========    ============    ============

Partnership's equity in earnings (losses) of unconsolidated ventures . . .      $ 1,134,947      (2,225,531)       (769,300)
                                                                                ===========    ============    ============

     The following is a reconciliation of the Partnership's Capital accounts within the joint ventures to its investments in and advances to joint ventures as reflected on the accompanying Consolidated Balance
Sheets:

                                                                               DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                                   1993            1992            1991
                                                                               ------------    ------------    ------------

Partnership's Capital, equity method . . . . . . . . . . . . . . . . . . .      $ 6,764,732       9,270,714      27,753,620
Partnership's Capital, cost method . . . . . . . . . . . . . . . . . . . .        5,836,000       8,763,000           --
Basis difference . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,888,487       5,065,397       3,534,512
                                                                                -----------    ------------    ------------

Investments in joint ventures. . . . . . . . . . . . . . . . . . . . . . .       20,489,219      23,099,111      31,288,132
Advances to joint ventures, net. . . . . . . . . . . . . . . . . . . . . .        4,242,633       8,199,613       9,115,727
                                                                                -----------    ------------    ------------

     Investments in and advances to joint ventures, net. . . . . . . . . .      $24,731,852      31,298,724      40,403,859
                                                                                ===========    ============    ============



                          ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Partnership's share of net income (loss) is based upon its ownership interest in numerous investments in joint ventures which are accounted for in accordance with the equity method of accounting. Equity in earnings (losses) of unconsolidated ventures represents the Partnership's share of net income
(loss) and reflects a component of purchase price adjustments included in the Partnership's basis, which are generally being amortized in relation to the cost of revenues of the underlying real estate assets. Equity in earnings (losses) of unconsolidated ventures may also include adjustments to carrying values of the investments as deemed necessary to reflect such investments at their appropriate net realizable values. These factors contribute to the differential in the Partnership's proportionate share of the net income (loss) of the joint ventures and its equity in earnings (losses) of unconsolidated ventures as well as to the basis differential between the Partnership's investments in joint ventures and its equity in underlying net assets, as shown above.

     Due to a significant decline in the demand for undeveloped commercial real estate in the markets in which the Partnership's joint venture properties are located, the respective joint ventures recorded charges to the carrying values of their real estate inventories of approximately $7.4 million in 1992 to reflect their estimated net realizable values. Equity in earnings (losses) of unconsolidated joint ventures for the year ended December 31, 1991 includes a charge to income of approximately $1.4 million to reduce the carrying value of the Partnership's interest in a commercial joint venture located in Tampa, Florida.

     There are certain risks associated with the Partnership's investments made through joint ventures including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial or other obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership. In addition, under certain circumstances, either pursuant to the joint venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash advances or contributions to certain of the ventures.

     At December 31, 1991, the Partnership owned a 50% joint venture interest in the Cullasaja Community. Certain of the venture's property is encumbered by a mortgage. The principal balance outstanding on this note at December 31, 1993 and 1992 was approximately $5,412,000 and $6,649,000, respectively. The note matures on March 1, 1994 and bears interest at a rate of prime (6% at December 31, 1993) plus 1.25% per annum which is payable monthly. The Partnership is required to make repayments on the note in accordance with a homesite lot release provision of $72,750 per lot at closing. The Partnership is currently seeking an extension of this loan. However, there can be no assurance that the Partnership can obtain an extension. The operations of the venture required periodic cash advances from the partners. Since the fourth quarter of 1990, the Partnership has funded the venture's cash deficits in their entirety. As a result, during July 1992, the Partnership reached an agreement to purchase its joint venture partner's 50% interest in the Community. The Partnership was not required to make any cash payment to the joint venture partner for its interest. Instead, the purchase price of such interest is in the form of subordinated non-recourse promissory notes (the "Notes"), the payment of which is solely contingent upon the ultimate net cash flow generated by the joint venture. The Notes are subordinated to the repayment of the outstanding first mortgage loan and certain advances, plus accrued interest thereon, made to the venture by the partners. To the extent the Partnership has funded 100% of the venture's cash deficits in the

                          ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


past or advances new funds, the repayment of such advances, plus accrued interest thereon, is senior to the repayment of funds previously advanced by both partners. A portion of the cash flow remaining after payment of all senior indebtedness is to be applied annually against the principal and interest (at 10% per annum) owed on the Notes. This agreement was pursued as a more favorable alternative to the remedies included in the previously existing joint venture agreement for situations in which the partners advance unequal funds to the venture. As a result of this transaction, the Partnership has changed from the equity method of accounting to the consolidated method of accounting for the joint venture effective January 1, 1992. The consolidation and the issuance of the Notes described above yielded an increase in the Partnership's total assets of approximately $12.1 million.

     The Coto de Caza joint venture had utilized the maximum amount available under its operating line of credit and had been seeking alternative financing sources to fund the significant additional cash necessary to continue development of the project and to fund the venture's other operating costs.
In the interim, the Partnership and its joint venture partner had each advanced, net of reimbursements, approximately $3.1 million to the venture during 1991 and an additional $1.0 million during the first five months of 1992. Interest earned, at 10% per annum, during 1991 had been paid in full as of December 31, 1991. Interest earned during 1993 and 1992 totalling approximately $803,000 was unpaid as of December 31, 1993. Due to the reallocation of the Partnership's interest in the Coto de Caza joint venture effective September 15, 1992, the Partnership has provided an allowance for doubtful accounts with regard to the interest earned and unpaid at December 31, 1993 on advances previously made by the Partnership. Given the weak market conditions in Orange County, California and the continued lack of development financing available from traditional lending sources, it was unlikely that the joint venture would be able to secure additional financing in the near term. The joint venture partner was willing to continue to advance funds to meet the venture's operating needs. Given the finite amount of available capital, the Partnership determined that it was in its best long-term interest to utilize that capital for the development of its other properties rather than commit additional funds for the development of the Coto de Caza Community. As a result, the venture partner has funded the venture's cash deficits in their entirety since June 1, 1992. As an alternative to funding future capital requirements, the Partnership and its joint venture partner agreed to amend the joint venture agreement and reallocate ownership interests. In exchange for funding the venture's future operating needs, the venture partner was reallocated an additional 30% interest in the venture, and assumed the role of managing general partner. As such, the venture partner has control over the future operations of the Community, including the timing and extent of its development. The Partnership retains a 20% limited partnership interest and is entitled to receive distributions from net cash flow, after repayment of third party loans and advances made by the venture partners, up to an amount agreed upon by the Partnership and its joint venture partner. Certain specified costs and liabilities incurred prior to the reallocation will continue to be shared equally by the Partnership and its joint venture partner. This agreement was pursued as a more favorable alternative to the provisions included in the previously existing joint venture agreement for reallocation of partnership interests should both partners not advance equal funds to the venture. As a result of the Partnership's decrease in its ownership interest, and its joint venture partner's control over the future operations of the Community, commencing on September 15, 1992, the Partnership accounts for its share of the operations of the Coto de Caza joint venture in accordance with the cost method of accounting.

                          ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     During 1992 the Partnership sold 60% of its interest in two land parcels located in its Weston Community to unaffiliated third-party purchasers. Subsequent to these transactions, the Partnership and the purchasers each contributed their interests in these land parcels to joint ventures established for the purpose of developing housing products within Weston. The Partnership entered into development management agreements with these joint ventures. Pursuant to the terms of these agreements, the Partnership agreed to fund all development and construction costs, as well as certain overheads, incurred on behalf of the joint venture projects. Amounts funded are reimbursed by the joint ventures from sales revenues generated by each joint venture. Amounts advanced by the Partnership to each respective joint venture earn interest at 8.5% for the first year and prime plus 2% per annum thereafter. During the first quarter of 1993, one of the joint ventures obtained third-party, project specific financing in the amount of $4,950,000 to fund its development and construction activities. In accordance with the provisions of this financing agreement, as of December 31, 1993, the Partnership had been reimbursed the majority of amounts previously advanced to the joint venture. As a result of this financing arrangement, the Partnership does not anticipate the need for future advances to this venture. Due to significant sales activity, amounts previously advanced to the Partnership's other joint venture were reimbursed in full during 1993.

     During the first quarter of 1993, the Partnership reached a settlement agreement with AOK Group, its joint venture partner in a property located in Ocala, Florida, whereby in exchange for its joint venture partner's 50% interest in the venture, the Partnership agreed to dismiss a lawsuit previously filed against its joint venture partner for failure to perform in accordance with the terms of a $1,600,000 note which had been issued to the Partnership by the joint venture. This agreement was pursued as a more favorable remedy to other alternatives available to the Partnership. As a result of this transaction, the Partnership has changed from the equity method of accounting to the consolidated method of accounting for the joint venture effective March 1, 1993. This transaction resulted in an increase in the Partnership's total assets of approximately $324,000.

     The Partnership incurs certain general and administrative expenses, including insurance premiums, which are paid by the Partnership on behalf of the joint ventures in which it holds interests. The Partnership receives reimbursements from the joint ventures for such costs. For the year ended December 31, 1993, the Partnership was entitled to receive approximately $343,000 from certain of the joint ventures in which it holds interests. At December 31, 1993, approximately $64,000 was owed to the Partnership, of which approximately $27,000 was received as of March 15, 1994.

(8)  NOTES AND MORTGAGES PAYABLE

     Notes and mortgages payable at December 31, 1993 and 1992 are summarized as follows:

                                              1993           1992
                                          ------------   ------------
Term loan credit facility of $126,805,195
 bearing interest at approximately 5.6%
 and 6.5% per annum at December 31, 1993
 and 1992, respectively (A). . . . . . .  $108,262,248    126,805,195

Income property term loan of $20,000,000,
 bearing interest at approximately 5.6%
 and 6.0% per annum at December 31, 1993
 and 1992, respectively (A). . . . . . .    18,933,328     19,733,332

                          ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



                                              1993           1992
                                          ------------   ------------
Revolving line of credit of $45,000,000
 (A) . . . . . . . . . . . . . . . . . .         --              --

Other notes and mortgages payable (B). .    20,575,416     34,397,645
                                          ------------   ------------

          Total. . . . . . . . . . . . .  $147,770,992    180,936,172
                                          ============   ============


     (A) At December 31, 1991, the Partnership had an agreement with two commercial banks permitting the Partnership to borrow up to $225 million under various credit facilities consisting of a term loan originally totalling $150 million and a revolving credit line of up to $75 million. In addition, the Partnership had a letter of credit agreement up to $20 million. Although the Partnership's term loan was not scheduled to mature until February 1998, the lenders required the Partnership to restructure its entire credit facility as part of the extension of the revolving line of credit facility which originally matured on January 15, 1992. The Partnership and its lenders finalized an agreement in October of 1992 for a new facility. The new facility consists of a term loan in the amount of $126,805,195, a revolving line of credit facility up to $45 million, an income property term loan of $20 million, and a $15 million letter of credit facility. The term loan, the revolving line of credit and the letter of credit facility are secured by recorded mortgages on all otherwise unencumbered real property assets of the Partnership as well as an assignment of all mortgages receivables, equity memberships, certain joint venture interests or joint venture proceeds and cash balances (with the exception of deposits held in escrow). The income property term loan is secured by the recorded first mortgages on a mixed-use center and an office building in Boca Raton, Florida. All of the notes under the new facility are cross-collateralized and cross-defaulted. The term loan, the revolving line of credit and the income property term loan bear interest based, at the Partnership's option, on one of the lender's prime rate plus 1% or on the relevant London Inter-Bank Offering Rate (LIBOR) plus 2.25% per annum. At December 31, 1993, $75 million of the Partnership's outstanding credit facility was under two interest rate swap arrangements. For the year ended December 31, 1993, the effective interest rate for the combined term loan, income property term loan and revolving line of credit facility was approximately 9.3% per annum. This rate includes the effect of the interest rate swap agreements, one of which matured in February 1994 and the other of which will mature in October 1994. In addition, the Partnership was required to pay the lenders certain commitment and administration fees as well as all closing costs relating to these borrowings.

     Under the term loan agreement, the Partnership made the first scheduled principal repayments of $8 million in February 1993 and $10 million in March 1994. Principal repayments of $10 million are due in each of the years 1995 and 1996, and the remaining balance outstanding is due in July 1997. In addition, the term loan agreement provides for additional principal repayments based upon a specified percentage of available cash flow and upon the sale of certain assets. For the year ended December 31, 1993, the Partnership made additional term loan payments totalling approximately $10.5 million. Under the income property term loan, monthly principal and interest payments are required to be paid on a 25-year amortization schedule with the remaining balance outstanding due in July 1994. The revolving line of credit and letter of credit facility also mature in July 1994.

                          ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


The Partnership is in the process of negotiating a renewal of its credit facilities. Although the Partnership is hopeful these renewals will be obtained, there can be no assurance that such will occur or that the terms, amounts and restrictions of the renewed credit facilities will be similar to those under the Partnership's existing facilities. The credit agreement contains significant restrictions with respect to the payment of distributions to partners, the maintenance of certain loan-to-value ratios, the use of proceeds from the sale of the Partnership's assets and advances to the Partnership's joint ventures. As of March 15, 1994, all of the term loan proceeds had been borrowed with a remaining balance of $92,360,145, and $0, $18,733,327 and $11,868,393 were outstanding on the revolving line of credit facility, the income property term loan and the letter of credit facility, respectively.

     Loan fees incurred in connection with the restructuring of the Partnership's credit facility have been capitalized and are being amortized over the lives of the loans included in the credit facility using the straight-line method, which approximates the interest method.

     (B) Other notes and mortgages payable are collateralized by certain real estate inventories, property and equipment and certain investments with a net book value of approximately $22 million at December 31, 1993. These notes and mortgage notes have a weighted average annual effective interest rate of approximately 7.2% and 7.5% at December 31, 1993 and 1992, respectively, and mature in varying amounts through 2017.

     The Partnership owned an 80% general partnership interest in The Oaks Community located near Sarasota, Florida. The Partnership's joint venture partner was in default under the terms of the joint venture agreement due to its failure to make capital contributions to fund ongoing operations. In August 1993, the Partnership's joint venture partner assigned its 20% interest in The Oaks to the Partnership thereby vesting 100% control of the joint venture assets in the Partnership.

     Certain of the assets of The Oaks joint venture were encumbered by two mortgage loans. A $12,492,200 loan was scheduled to mature in January 1997 and a $3,260,000 loan was scheduled to mature in December 1993. The joint venture had guaranteed $2.7 million of the loans, and the guaranteed amount was with recourse to the Partnership. The joint venture was in default under the terms of these loan agreements as a result of its failure to make principal payments of approximately $1.3 million in January 1993 to release the minimum number of homesite lots as required under these agreements and its failure to pay interest commencing with a payment due in April 1993. The Partnership was able to reach an agreement with the lenders to pay off the existing mortgage loans at a substantial discount from face value. On September 3, 1993, the Partnership paid the joint venture's lenders $6.7 million in full satisfaction of the outstanding mortgage loans, accrued interest and guaranty. This transaction contributes to the decrease in notes and mortgages payable at December 31, 1993 as compared to December 31, 1992 and is the cause of the approximate $9.5 million extraordinary gain on the early extinguishment of debt as of December 31, 1993.

     The joint venture also sold its remaining land holdings in The Oaks Community and its interest in The Oaks Club to an unaffiliated third party purchaser for $5.8 million simultaneously with the repayment of the loans and satisfaction of the mortgages. These transactions are the cause of various

                          ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


changes in the consolidated balance sheets at December 31, 1993 as compared to December 31, 1992. In light of the Partnership's guarantee under the loan agreement of $2.7 million of the outstanding mortgage loans, as well as other factors, the above transactions were pursued as the least costly alternative available to the Partnership. These transactions resulted in a minimal net gain for Federal income tax purposes.

     In anticipation of the above circumstances, the Partnership, as a matter of prudent accounting practice, recorded a charge to the carrying value of real estate inventories and equity memberships of approximately $2.3 million and $1.0 million, respectively, in the fourth quarter of 1992 to properly reflect the estimated market value of the property in its then current state of development assuming a bulk sale of the entire property.

     Following is a schedule of the maturities of the notes and mortgages payable at December 31, 1993.

          1994 . . . . . . . . . . . . . . .  $ 37,184,325
          1995 . . . . . . . . . . . . . . .    10,665,714
          1996 . . . . . . . . . . . . . . .    17,374,705
          1997 . . . . . . . . . . . . . . .    78,762,248
          1998 . . . . . . . . . . . . . . .       500,000
          Thereafter . . . . . . . . . . . .     3,284,000
                                              ------------
              Total notes and
                mortgages payable. . . . . .  $147,770,992
                                              ============


(9)  EQUITY MEMBERSHIPS

     Equity memberships represent the accumulation of costs incurred in constructing club houses, golf courses, tennis courts and various other related assets, less amounts allocated to memberships sold, not in excess of their net realizable values determined by evaluation of individual amenities. These amenities are conveyed to homeowners through the sale of equity memberships. The sale of memberships in Jacksonville Golf and Country Club has been adversely impacted during the past several years by the introduction of lower-priced products within the Community as well as the competition from other club facilities located in the Jacksonville area. At Broken Sound, the higher-priced equity memberships have experienced a slowdown in absorptions due primarily to the overall slowdown in the economy and the low levels of consumer confidence. As a result of the above, in 1992, the Partnership recorded charges to the carrying value of its equity memberships at Jacksonville Golf and Country Club and Broken Sound of approximately $2.2 million and $1.0 million, respectively. In addition, equity memberships for the year ended December 31, 1992 also include a $1.0 million reduction in the value of The Oaks Country Club's equity memberships as discussed further in
Note 8.

                                                           ARVIDA/JMB PARTNERS, L.P.
                                                      (A LIMITED PARTNERSHIP)
                                                     AND CONSOLIDATED VENTURES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




(10)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partner as of December 31, 1993 and for the years ended December 31, 1993, 1992 and 1991 are as follows:

                                                                                                                 UNPAID AT
                                                                                                                DECEMBER 31,
                                                                        1993          1992         1991            1993
                                                                      --------      --------     --------     --------------


Property management fees . . . . . . . . . . . . . . . . . . . .      $153,088       108,243         --                8,460
Insurance commissions. . . . . . . . . . . . . . . . . . . . . .       287,639       267,673      346,193              --
Reimbursement (at cost) for accounting services. . . . . . . . .        61,881        61,101       70,130             61,881
Reimbursement (at cost) for legal services . . . . . . . . . . .        31,821        38,344       35,543             31,821
Reimbursement (at cost) for data processing services . . . . . .         --            --           3,545              --
Reimbursement (at cost) for out-of-pocket expenses . . . . . . .        20,534        24,562       17,369              --
                                                                      --------      --------     --------         ----------

                                                                      $554,963       499,923      472,780            102,162
                                                                      ========      ========     ========         ==========


                          ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     The Partnership receives reimbursements from or reimburses affiliates of the General Partner for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the year ended December 31, 1993, the total of such costs incurred by the Partnership on behalf of these affiliates totalled approximately $171,000. Approximately $24,700 was outstanding at December 31, 1993, of which approximately $4,400 was received as of March 15, 1994. This amount does not bear interest and is expected to be paid in future periods. For the year ended December 31, 1992, the Partnership was entitled to receive reimbursements of approximately $129,000.

     In accordance with the Partnership Agreement, the General Partner and Associate Limited Partners have deferred a portion of their distributions of net cash flow from the Partnership totaling approximately $810,000 as of December 31, 1993. This amount does not bear interest and is expected to be paid in future periods subject to certain restrictions contained in the Partnership's credit facility.

     Arvida Company ("Arvida"), pursuant to an agreement with the Partnership, provides development, construction, management and other personnel and services to the Partnership for all of its projects and operations. Pursuant to such agreement, the Partnership shall reimburse Arvida for all of its out-of-pocket expenditures (including salary and salary-related costs), subject to certain limitations. The total of such costs for the years ended December 31, 1993 and 1992 was approximately $6,686,100 and $6,622,800, respectively, of which approximately $80,000 was unpaid as of December 31, 1993 and all of which was paid as of March 15, 1994.

     The Partnership and Arvida/JMB Partners, L.P.-II (a publicly-held limited partnership affiliated with the General Partner) each employ project related and administrative personnel who perform services on behalf of both partnerships. In addition, certain out-of-pocket expenditures related to such services and other general and administrative costs, including certain insurance premiums, are incurred and allocated to each partnership as appropriate. The Partnership receives reimbursements from or reimburses Arvida/JMB Partners, L.P.-II for such costs (including salary and salary-related costs). For the year ended December 31, 1993, the Partnership was entitled to receive approximately $2,497,400 from Arvida/JMB Partners, L.P.-
II. At December 31, 1993, approximately $26,100 was outstanding, all of which was received as of March 15, 1994. In addition, for the year ended December 31, 1993, the Partnership was obligated to reimburse Arvida/JMB Partners, L.P.-II approximately $1,234,300, all of which was paid as of December 31, 1993. The net reimbursements paid to the Partnership for the year ended December 31, 1992 was approximately $236,000.

     The Partnership pays for certain general and administrative costs, including insurance premiums, on behalf of its affiliated clubs, homeowners associations and maintenance associations. The Partnership receives reimbursements from the affiliates for such costs. For the year ended December 31, 1993, the Partnership was entitled to receive approximately $366,400 from its affiliates. At December 31, 1993, approximately $116,700 was owed to the Partnership, of which approximately $23,000 was received as of March 15, 1994. The amount reimbursed to the Partnership for the year ended December 31, 1992 was approximately $2,327,200.

                          ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




(11)  COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under standby letters of credit and bonds for approximately $11,651,000 and $11,146,000, respectively, at December 31, 1993. As of December 31, 1992, the Partnership was contingently liable under standby letters of credit and bonds for approximately $18,438,000 and $18,293,000, respectively. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable under bonds for approximately $1,089,000 and $1,180,000 at December 31, 1993 and 1992,
respectively.

     The Partnership leases certain building space for its management offices, sales offices and other facilities, as well as certain equipment. The building and equipment leases expire over the next 2 to 11 years. Minimum future rental commitments under non-cancelable operating leases having a remaining term in excess of one year as of December 31, 1993 are as follows:


              1994 . . . . . . . . . . .     $1,287,841
              1995 . . . . . . . . . . .      1,130,218
              1996 . . . . . . . . . . .        855,780
              1997 . . . . . . . . . . .        228,167
              1998 . . . . . . . . . . .        150,437
              Thereafter . . . . . . . .        283,835
                                             ----------

                                             $3,936,278
                                             ==========

     Rental expense of $2,786,710, $2,320,028 and $2,865,680 was incurred for the years ended December 31, 1993, 1992 and 1991, respectively.

     The Partnership is named a defendant in a number of homeowner lawsuits, certain of which purported to be class actions, that allegedly in part arose out of or related to Hurricane Andrew, which on August 24, 1992 resulted in damage to a former community development known as Country Walk. The homeowner lawsuits allege, among other things, that the damage suffered by the plaintiffs' homes and/or condominiums within Country Walk was beyond what could reasonably be expected from the hurricane and/or was a result of the defendants' alleged defective design, construction, inspection and/or other improper conduct in connection with the development, construction and sales of such homes and condominiums, including alleged building code violations. The various plaintiffs seek varying and, in some cases, unspecified amounts of compensatory damages and other relief. In certain of the lawsuits injunctive relief and/or punitive damages are sought. The Partnership intends to vigorously defend itself in these lawsuits.

     The various lawsuits arising out of or relating to Hurricane Andrew allege that the Partnership is liable, among other reasons, as a result of its own alleged acts of misconduct or as a result of the Partnership's assumption of Arvida Corporation's liabilities in connection with the Partnership's purchase of Arvida Corporation's assets from the Walt Disney Company ("Disney") in 1987, which included certain assets related to the Country Walk development. Pursuant to the agreement to purchase such assets, the Partnership obtained indemnification by Disney for certain liabilities relating to facts or circumstances arising or occurring prior to the closing of the Partnership's purchase of the assets. Over 80% of the Arvida-built homes in Country Walk were built prior to the Partnership's ownership of the

                          ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Community. Where appropriate, the Partnership has tendered or will tender each of the above-described lawsuits to Disney for defense and indemnification in whole or in part pursuant to the Partnership's indemnification rights. Where appropriate, the Partnership is also tendering these lawsuits to its various insurance carriers for defense and coverage. The Partnership is unable to determine at this time to what extent damages in these lawsuits, if any, against the Partnership, as well as the Partnership's cost of investigating and defending the lawsuits, will ultimately be recoverable by the Partnership either pursuant to its rights of indemnification by Disney or under contracts of insurance.

     The Partnership has negotiated the terms of a class action settlement with opposing counsel in one of the pending homeowners' lawsuits which has the potential for resolving substantial portions of the pending homeowners' lawsuits which have been filed. On June 3, 1993, the Circuit Court of Dade County entered an order preliminarily finding that the Partnership's proposed class action settlement agreement, as revised, was within the range of what appeared to be a fair and adequate settlement of the claims filed by single-family homeowners and condominium owners at Country Walk. On August 10, 1993, the court issued a final order approving the class action settlement. The settlement, which is designed to resolve claims arising in connection with estate and patio homes and condominiums sold by the Partnership after September 10, 1987, is structured to compensate residents for losses not covered by insurance. Settlement amounts payable are a function of the type of unit involved and the claimant's proof regarding the adequacy of insurance proceeds. Homeowners of 188 units of Country Walk have accepted the settlement. Those who affirmatively rejected the offer may continue to litigate against the Partnership. The Partnership currently believes that the class action settlement may cost approximately $2.5 million. The settlement is being funded by one of the Partnership's insurers, subject to a reservation of rights. The amount of money, if any, which the insurance company may recover from the Partnership pursuant to its reservation of rights is uncertain. Due to this uncertainty, the accompanying consolidated balance sheets do not reflect an accrual for such costs.

     On February 24, 1994, the Partnership was dismissed from the pending class action lawsuits pursuant to the class action settlement. In addition, the Partnership has been informed that Disney and an insurer have reached agreements to settle five of the individual homeowners actions which were tendered by the Partnership to Disney. These Disney Settlements will be funded without any contribution from the Partnership. The Partnership can give no assurance that the Disney settlements will be finalized.

     As noted above, those homeowners who affirmatively rejected the offer of settlement may continue to litigate. The Partnership is currently a defendant in eleven lawsuits brought by condominium and patio home owners, all of whom have declined to accept the terms of the class action settlement. These lawsuits, involving nineteen named individuals, are pending in the Circuit Court of Dade County. In these lawsuits, plaintiffs allege a variety of claims involving, among other things, breach of warranty, negligence and building code violations. The Partnership intends to vigorously defend itself in these matters.

     On April 19, 1993, a subrogation claim entitled Village Homes at Country Walk Master Maintenance Association, Inc. v. Arvida Corporation et al., was filed in the 11th Judicial Circuit for Dade County. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). Plaintiffs seek to recover damages and pre- and post-judgment interest in connection with $10,873,000 American Reliance has allegedly paid to its insureds living in condominium units at Country Walk in the wake of Hurricane Andrew. Disney is also a defendant in this suit. On July 1, 1993, a subrogation lawsuit entitled Prudential Property and Casualty Company v.

                          ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Arvida/JMB Partners, et al., was filed in the 11th Judicial Circuit for Dade County. Plaintiff seeks to recover damages, costs, and interest in connection with $16,679,622 Prudential allegedly paid to its insureds living in Country Walk at the time of Hurricane Andrew. Disney is also a defendant in this suit. On July 15, 1993, a subrogation lawsuit entitled Allstate Insurance Company v. Arvida/JMB Partners, et al., was filed in the 11th Judicial Circuit for Dade County. Plaintiff seeks to recover damages, costs, and interest in connection with $18,540,196 Allstate allegedly paid to its insureds living in Country Walk at the time of Hurricane Andrew. Disney is also a defendant in this suit. The Partnership settled a threatened subrogation action by State Farm Insurance Company. The settlement was funded by one of the Partnerships insurance carriers subject to a reservation of rights. The amount of money the insurance carrier may seek to recover from the Partnership for this and any other settlements it has funded is uncertain. The Partnership is a defendant in and anticipates other subrogation claims by insurance companies which have allegedly paid policy benefits to Country Walk residents. The Partnership intends to defend itself vigorously in all such matters.

     The Partnership has resolved a claim for construction related damages brought by the Villages of Country Walk Homeowners' Association, Inc., among others. Two of the Partnership's insurance carriers funded a settlement in the amount of $2,740,000 to resolve claims related to the construction of the common elements of the condominium units at Country Walk. One of the insurance carriers has issued a reservation of rights in connection with these claims and the extent to which that insurance company may ultimately recover any of these proceeds from the Partnership is unknown. Therefore, the accompanying consolidated balance sheets do not reflect an accrual for such costs.

     The Partnership is involved in an Environmental Protection Agency (EPA) administrative enforcement proceeding with regard to the Partnership's Water's Edge property. The EPA has asserted that a dam built to create a lake at the Community during the time the property was owned by Arvida Corporation was in violation of Section 404 of the Clean Water Act in that certain wetland areas had been filled. Pursuant to a Consent Agreement and Order entered into with the EPA, the Partnership acquired certain land (at a cost of approximately $400,000) for which it has developed and implemented a plan of mitigation for the wetlands lost. In accordance with certain provisions of the Consent Agreement and Order, the Partnership must provide the EPA with periodic reports regarding the status of the mitigation plan. An agreement in principle has been reached to settle the dispute between the parties pursuant to which the EPA has agreed to assess a civil penalty of $125,000. The Partnership is actively pursuing indemnification from Disney for the total costs that will ultimately be incurred to resolve this issue. There can be no assurance that the Partnership will be reimbursed by Disney.

     On October 13, 1993, a lawsuit captioned Berry v. Merril (sic) Lynch, Pierce Fenner & Smith, J&B Arvida Limited Partnership (sic) and Does 1 through 100, was filed in the Superior Court of the State of California in and for the County of San Diego, Case No. 669709. The lawsuit was purportedly filed as a class action on behalf of the named plaintiffs and all other persons or entities in the State of California who bought or acquired, directly or indirectly, limited partnership interests ("Interests") in the Partnership from September 1, 1987 through the present. The complaint in the action alleges, among other things, that the defendants made misrepresentations and concealed various facts, breached fiduciary duties, and violated the covenant of good faith in connection with the sale of Interests in the Partnership.
The complaint further alleges that such conduct violated California state law

                          ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



relating to fraud, breach of fiduciary duty, willful suppression of facts, and breach of the covenant of good faith. Plaintiffs, on behalf of themselves and the purported plaintiff class, seek unspecified compensatory damages, consequential damages, punitive and exemplary damages, interest, costs of the suit, and such other relief as the court may order. The Partnership believes that the lawsuit is without merit and intends to vigorously defend itself.

     In addition, the Partnership has been advised by Merrill Lynch that Merrill Lynch has been named a defendant in actions pending in the Eleventh and Seventeenth Judicial Circuit Courts in Dade and Broward Counties, Florida to compel arbitration of claims brought by certain investors of the Partnership representing approximately 4% of the total Interests outstanding. Merrill Lynch has asked the Partnership and its General Partner to confirm an obligation of the Partnership and its General Partner to indemnify Merrill Lynch in these claims against all loss, liability, claim, damage and expense, including without limitation attorneys' fees and expenses, under the terms of a certain Agency Agreement dated September 15, 1987 ("Agency Agreement") with the Partnership relating to the sale of Interests in the Partnership through Merrill Lynch on behalf of the Partnership. In the actions to compel arbitration, the claimants have advised Merrill Lynch that they will seek to file demands for arbitration and claims for unspecified damages against Merrill Lynch based on Merrill Lynch's alleged violation of applicable state and/or federal securities laws and alleged violations of the rules of the National Association of Securities Dealers, Inc., together with pendent state law claims. The Agency Agreement generally provides that the Partnership and its General Partner shall indemnify Merrill Lynch against losses occasioned by an actual or alleged misstatements or omission of material facts in the Partnership's offering materials used in connection with the sale of Interests and suffered by Merrill Lynch in performing its duties under the Agency Agreement, under certain specified conditions. The Agency Agreement also generally provides, under certain conditions, that Merrill Lynch shall indemnify the Partnership and its General Partner for losses suffered by the Partnership and occasioned by certain specified conduct by Merrill Lynch in the course of Merrill Lynch's solicitation of subscriptions for Interests.
The Partnership is unable to determine at this time the ultimate investment of investors who have filed arbitration claims as to which Merrill Lynch might seek indemnification in the future. At this time, and based upon the information presently available about the arbitration statements of claims filed by some of these investors, the Partnership and its General Partner believe that they have meritorious defenses to demands for indemnification made by Merrill Lynch and intend to vigorously pursue such defenses. In the event Merrill Lynch is entitled to indemnification of its attorney's fees and expenses or other losses and expenses, these amounts may prove to be material.


     The Partnership is also a defendant in several actions brought against it arising in the normal course of business. It is the belief of the General Partner, based on knowledge of facts and advice of counsel, that the claims made against the Partnership in such actions will not result in any material adverse effect on the Partnership's consolidated financial position or results of operations.

                          ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     The Partnership owns a 50% joint venture interest in 31 acres located within a 209-acre commercial/industrial park in Pompano Beach, Florida. The joint venture's property is encumbered by a mortgage loan in the principal amount of approximately $4 million as of December 31, 1993. As the Partnership believes the economics of the project do not warrant making additional cash investments or providing further financial guarantees, it was determined in 1991 that the least costly alternative for the venture would be to convey the land to the lender and to make certain cash payments to the lender in connection with the existing guarantees under the venture loan agreement. During April 1992, the Partnership and its joint venture partner each tendered payment in the amount of approximately $3.1 million for their respective shares of the guarantee payment and certain other holding costs to the lender, the majority of which reduced the outstanding mortgage loan to the current balance. Title to the property was not conveyed at that time pending resolution of certain general development obligations of the venture and certain environmental issues. The Partnership has been negotiating with the lender regarding the scope of the development work required to be done and does not anticipate the associated costs to be significant. With respect to the environmental issues, the previous owner remains obligated to undertake the clean up pursuant to, among other things, a surviving obligation under the purchase and sale agreement. During January 1994, the Florida Department of Environmental Protection approved the first phase of a three phase environmental clean-up program. However, no substantial clean-up has occurred to date. If the previous owner is unable to fulfill its obligations as they relate to this environmental issue, the resolution of the environmental issue and its related costs may become an obligation of the venture and ultimately the Partnership. Should this occur, the Partnership does not anticipate the cost of this clean-up to be material to its operations. The lender has recently asserted the mortgage loan is with recourse to the joint venture partners as a result of the partners' failure to perform in accordance with the terms of the loan agreement. The Partnership believes this claim is without merit and will vigorously defend itself against this allegation. The transfer of title, when fully consummated, will not have a significant impact on the Partnership's operations for financial reporting purposes due to the prior payment of the financial guarantees and certain holding costs. However, the Partnership will recognize a loss for Federal income tax purposes.

     In anticipation of its future development plans, the Partnership is currently in the process of obtaining permits for development of Increment III of its Weston Community, portions of which are environmentally sensitive areas that may be subject to protection as wetlands. The time involved to complete this process, which involves the approvals of the Army Corps of Engineers, the Environmental Protection Agency and other regulatory agencies, is expected to be lengthy. It is anticipated that certain costs of mitigation will be incurred in conjunction with obtaining the necessary permits, the amount and extent of which are unknown at this time. The Partnership had previously gone through a similar process and was successful in obtaining the approvals for Increment II of the Weston Community. Although there can be no assurance, given the Partnership's prior experience and discussions to date with the appropriate agencies, the Partnership is hopeful that a compromise will ultimately be reached that will adequately address the concerns of the environmental agencies, while allowing the Partnership to continue its development plans for Weston's Increment III.

                          ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     In June 1993, the Partnership reached an agreement with Equitable South Florida Venture ("Equitable"), the successor in interest to Tishman Speyer/Equitable South Florida Venture, the original purchaser of approximately 390 acres of land in Increment III in the Partnership's Weston Community, whereby, in exchange for $5.0 million, the Partnership repurchased approximately 330 acres of the land and Equitable agreed to relieve the Partnership of the obligations under certain provisions of the Sale and Purchase Agreement dated December 15, 1983 which were assumed by the Partnership in connection with the purchase of the assets of Arvida Corporation in September 1987. Of the agreed upon price of $5 million, $2.5 million was paid at closing and the balance of $2.5 million will be paid in equal annual installments of $500,000 together with interest thereon of 8% per annum beginning May 1994. The unpaid principal balance will be secured by a mortgage on certain real estate located in the Partnership's Weston Community.

As part of its efforts to obtain the appropriate development permits discussed in the preceding paragraph, the Partnership has included this land as part of its proposed mitigation plan for the development of Increment III of its Weston Community.

     The Partnership may be responsible for funding certain other ancillary activities for related entities in the ordinary course of business which the Partnership does not currently believe will have any material effect on its consolidated financial position or results of operations.


(12)  TAX INCREMENT FINANCING ENTITIES

     In connection with the development of the Partnership's Weston Community, which is in the mid stage of development, bond financing is utilized to construct certain on-site and off-site infrastructure improvements, including major roadways, lakes, other waterways and pump stations, which the Partnership would otherwise be obligated to finance and construct as a condition to obtain certain approvals for the project. This bond financing is obtained by The Indian Trace Community Development District ("District"), a local government district operating in accordance with Chapter 190 of the Florida Statutes. Under this program, the Partnership is not obligated directly to repay the bonds. Rather, the bonds are expected to be fully serviced by special assessment taxes levied on the property, which effectively collateralizes the obligation to pay such assessments. While the owner of the property, the Partnership is responsible to pay the special assessment taxes until land parcels are sold. At such point, the liability for the assessments related to parcels sold will be borne by the purchasers through a tax assessment on their property. These special assessment taxes are designed to cover debt service on the bonds, including principal and interest payments, as well as the operating and maintenance budgets of the District. The use of this type of bond financing is a common practice for major land developers in South Florida.

     The District issued $64,660,000 of variable rate bonds in November 1989 and $31,305,000 of variable rate bonds in July 1991. These bonds mature in various years commencing in May 1991 through May 2011. At December 31, 1993, the amount of bonds issued and outstanding totalled $89,950,000. For the twelve months ended December 31, 1993, the Partnership paid special assessments related to these bonds of approximately $5.2 million.

     In order to take advantage of historically low interest rates and reduce the exposure of variable rate debt, the District is pursuing a new bond issuance. If successful, the proceeds from this offering will be used to refund 1989 and 1991 bonds currently outstanding.

                          ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(13)  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 107
      ("SFAS 107") - DISCLOSURES ABOUT FAIR VALUE OF
      FINANCIAL INSTRUMENTS

     SFAS 107 requires entities with total assets exceeding $150 million for fiscal years ending after December 15, 1992 to disclose the SFAS 107 values of all financial assets and liabilities for which it is practicable to estimate. Value is defined in SFAS 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments (excluding its interest rate swap agreements) approximates SFAS 107 value. The SFAS 107 value of the Partnership's interest rate swap agreements were obtained from dealer quotes. These values represent the estimated amounts the Partnership would be obligated to pay to terminate the agreements, taking into account current interest rates. The notional amounts, the carrying amounts, and SFAS 107 values for the Partnership's interest rate swap agreements are as follows:

                                            At December 31, 1993
                                     ---------------------------------
                                    Notional    Carrying      SFAS 107
                                     Amount     Amount (1)     Value
                                   ----------   ----------  ----------
Interest Rate Swap Agreements:
  In a net payable position. . .  $50,000,000   $1,018,902  $1,306,410
  In a net payable position. . .   25,000,000      240,838   1,229,232

  (1) The amounts shown under "carrying amount" represent interest expense accruals arising from these unrecognized financial instruments.



(14)  PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement (and subject to Section 4.2 which allocates Profits, as defined, to the General Partner and Associate Limited Partners), profits or losses of the Partnership will be allocated as follows: (i) profits will be allocated such that the General Partner and the Associate Limited Partners will be allocated profits equal to the amount of cash flow distributed to them for such fiscal period with the remainder allocated to the Limited Partners, except that in all events, the General Partner shall be allocated at least 1% of profits and (ii) losses will be allocated 1% to the General Partner, 1% to the Associate Limited Partners and 98% to the Limited Partners.

    In the event profits to be allocated in any given year do not equal or exceed cash distributed to the General Partner and the Associate Limited Partners for such year, the allocation of profits will be as follows: The General Partner and the Associate Limited Partners will be allocated profits equal to the amount of cash flow distributed to them for such year. The Limited Partners will be allocated losses such that the sum of amounts allocated to the General Partner, Associate Limited Partners, and Limited Partners equals the profit for the given year.

     Section 4.2F of the Partnership Agreement requires the allocation of Profits (as defined) to the General Partner and Associate Limited Partners in order to take account of a current or anticipated reduction in the Partnership's indebtedness and certain other circumstances. In accordance with Section 4.2F of the Partnership Agreement, for financial reporting and Federal income tax purposes for the year ended December 31, 1992, the General

                          ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Partner and Associate Limited Partners received allocations of Profits in addition to their respective allocations, pursuant to the other allocation provisions of the Partnership Agreement, of the Partnership's loss, as adjusted for such allocation of Profits. The amount of Profits, net of such loss, allocated to the General Partner and Associate Limited Partner, collectively, for tax and financial reporting purposes for 1992 was approximately $9,230,000 and $20,836,000, respectively. In future periods in which the Partnership incurs a loss, the General Partner and Associate Limited Partners may be allocated Profits pursuant to Section 4.2F equivalent to the amount of loss (as adjusted for such allocation of Profits), if any, allocable to them for financial reporting and Federal income tax purposes. For the year ended December 31, 1993, the Partnership had net income for financial reporting and Federal income tax purposes, however, no cash distributions were made during 1993. In accordance with Section 4.2A of the Partnership Agreement, the amount of net income allocated, collectively, to the General and Associate Limited Partners for tax and financial reporting purposes was approximately $19,000 and $293,000, respectively.

     In general, and subject to certain limitations, the distribution of Cash Flow (as defined) after the initial admission date is allocated 90% to the Holders of Interests and 10% to the General Partner and the Associate Limited Partners (collectively) until the Holders of Interests have received cumulative distributions of Cash Flow equal to a 10% per annum return (non-compounded) on their Adjusted Capital Investments (as defined) plus the return of their Capital Investments; provided, however, that 4.7369% of the 10% amount otherwise distributable to the General Partner and Associate Limited Partners (collectively) will be deferred, and such amount will be paid to the Holders of Interests, until the Holders of Interests receive Cash Flow distributions equal to a cumulative, non-compounded amount of 12% per annum of their Capital Investments (as defined). This deferral provision is in place until the Holders of Interests receive total cash distributions equal to their Capital Investments. Any deferred amounts owed to the General Partner and Associate Limited Partners (collectively) will be distributable to them out of Cash Flow otherwise distributable to the Holders of Interests at such time as such Holders have received a 12% per annum cumulative, non-compounded return on their Capital Investments (as defined) or in any event, to the extent of one-half of Cash Flow otherwise distributable to the Holders of Interests at such time as they have received total distributions of Cash Flow equal to their Capital Investments (as defined). Thereafter, all distributions of Cash Flow will be made 85% to the Holders of Interests and 15% to the General Partner and the Associate Limited Partners (collectively); provided, however, that the General Partner and the Associate Limited Partners (collectively) shall be entitled to receive an additional share of Cash Flow otherwise distributable to the Holders of Interests equal to the lesser of an amount equal to 2% of the cumulative gross selling prices of any interests in real property of the Partnership (subject to certain limitations) or 13% of the aggregate distributions of Cash Flow to all parties pursuant to this sentence.


(15)  Subsequent Events

      (a) During February 1994, the Partnership paid a distribution of $2,565,433 to the Limited Partners ($6.35 per Interest) and $142,523 to the General Partner and Associate Limited Partners, collectively.

      (b) During November 1993, the Partnership received a commitment from a lender for a $24 million revolving construction line of credit for the first building and certain amenities within the Partnership's new condominium project on Longboat Key, Florida known as Grand Bay. This note was subsequently executed on January 14, 1994 and bears interest at the lender's prime rate plus 3/4%, payable monthly. In addition, the Partnership is required to make repayments on the note in accordance with release provisions as set forth in the credit agreement, with any remaining outstanding principal

                          ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED

balance payable at maturity on January 14, 1996. The note is secured by a recorded first mortgage on certain real and personal property in Sarasota County, Florida. As of March 15, 1994, approximately $2.6 million was outstanding under this note. The Grand Bay project is planned to consist of six condominium buildings on 24 acres and will offer certain amenities including a recreation facility with a community pool and two tennis courts. The Partnership intends to obtain additional lines of credit prior to the construction of each of the remaining five buildings at Grand Bay. These buildings are planned to be constructed over the next five years with the final building expected to be completed in 1998.

                                                             SCHEDULE X

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

          SUPPLEMENTARY STATEMENTS OF OPERATIONS INFORMATION

         FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991








                                    CHARGED TO COSTS AND EXPENSES
                              ----------------------------------------
                                1993           1992           1991
                            ------------   ------------   ------------

Depreciation and
  amortization . . . . .      $6,232,092      7,550,386      7,072,673

Repairs and
  maintenance. . . . . .       2,623,072      2,328,918      1,673,475

Property taxes, net of amounts
  capitalized. . . . . .       6,925,925      8,220,342      7,353,574

Advertising costs. . . .       5,051,175      5,240,007      7,561,712
                             -----------    -----------    -----------

                             $20,832,264     23,339,653     23,661,434
                             ===========    ===========    ===========

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE


     On November 30, 1993, the General Partner of the Partnership approved the engagement of Ernst & Young as the Partnership's independent auditors for the fiscal year ending December 31, 1993 to replace the firm of Price Waterhouse who were dismissed as auditors of the Partnership effective November 30, 1993.

The reports of Price Waterhouse on the Partnership's consolidated financial statements for the year ended December 31, 1992 and 1991 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of the Partnership's financial statements for the above-mentioned years and in the subsequent interim period, there were no disagreements with Price Waterhouse on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Price Waterhouse would have caused Price Waterhouse to make reference to the matter in their report. The change in accountants was previously reported in the Partnership's Report on Form 8-K dated December 8, 1993, a copy of which is filed as Exhibit 99.2 to this report, describing the change in the Partnership's independent auditors.

     There were no changes or disagreements with auditors during 1992.




                               PART III


ITEM 10.  DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The General Partner of the Partnership is Arvida/JMB Managers, Inc., a Delaware corporation, all of whose outstanding shares of stock are owned by JMB Holdings Corporation, an Illinois corporation, 75% of the outstanding shares of which are owned by JMB Realty Corporation ("JMB"), a Delaware corporation, and the remaining 25% of which are owned by 900 Partner Investments, an Illinois general partnership whose partners include certain officers and directors of JMB and its affiliates. Arvida/JMB Managers, Inc. was substituted as general partner of the Partnership as a result of a merger on March 30, 1990 of an affiliated corporation that was the then general partner of the Partnership into Arvida/JMB Managers, Inc., which, as the surviving corporation of such merger, continues as General Partner. All references herein to "General Partner" include Arvida/JMB Managers, Inc. and its predecessor, as appropriate. The General Partner has responsibility for all aspects of the Partnership's operations. Arvida/JMB Associates, an Illinois general partnership, of which certain officers and affiliates of JMB are partners and Arvida/JMB Limited Partnership, an Illinois limited partnership, of which Arvida/JMB Associates is the general partner, are the Associate Limited Partners of the Partnership. Various relationships of the Partnership to the General Partner and its affiliates are described under the caption "Conflicts of Interest" at pages 21-24 of the Prospectus, which description is hereby incorporated herein by reference to Exhibit 28.1 of the Partnership's Report on Form 10-K dated March 29, 1993 (File No. 0-16976).

     The director, executive officers and certain other officers of the General Partner of the Partnership are as follows:

                                                         SERVED IN
  NAME                      OFFICE                       OFFICE SINCE
  ----                      ------                       ------------

  Judd D. Malkin            Chairman                     04/08/87
  Neil G. Bluhm             President                    04/08/87
  Roger E. Hall             Vice President               04/09/87
  Ernest M. Miller, Jr.     Vice President               04/09/87
  H. Rigel Barber           Vice President               04/08/87
  Ira J. Schulman           Vice President               04/09/87
  Gailen J. Hull            Vice President               04/09/87
  Howard Kogen              Vice President
                            and Treasurer                04/08/87
  Gary Nickele              Vice President,
                            General Counsel              04/08/87
                            and Director                 12/18/90
  Vincent P. Donahue, Jr.   Vice President               04/09/87
  James D. Motta            Vice President               04/09/87
  John Garrity              Vice President               02/01/91
  John Grab                 Vice President               04/09/87

     There is no family relationship among any of the foregoing director or officers. The foregoing director has been elected to serve a one-year term until the annual meeting of the General Partner to be held on June 7, 1994. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the General Partner to be held on June 7, 1994. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which any director or officer was selected as such.

     The foregoing director and certain of the officers are also officers and/or directors of various affiliated companies, including JMB, which is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partner-ship-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-VIII ("JMB Income-VIII"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd.-XIII ("JMB-XIII"). Most of the foregoing director and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II") and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). The director and most of such officers are also partners, directly or indirectly, of certain partnerships (the "Associate Partnerships") which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB-VII, JMB Income-VIII, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG. The following director and officers are partners, indirectly through other partnerships, of one of the Associate Limited Partners of the Partnership and of the Associate Limited Partner of Arvida-II.

     The business experience during the past five years of the director and such officers of the Corporate General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 56) is Chairman of the Board of JMB, an officer and/or director of various JMB affiliates and a partner, directly or indirectly, of the Associate Partnerships. He is also an individual general partner of JMB Income Properties-IV and JMB Income Properties-V. Mr. Malkin has been associated with JMB since October, 1969. He is a Certified Public Accountant.

     Neil G. Bluhm (age 56) is President and a director of JMB and an officer and/or director of various JMB affiliates and a partner, directly or indirectly, of the Associate Partnerships. He is also an individual general partner of JMB Income Properties-IV and JMB Income Properties-V. Mr. Bluhm has been associated with JMB since August, 1970. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Roger E. Hall (age 62) is Chairman of Arvida. Prior thereto, he was President-Arvida (September, 1987 to January, 1989).

     Ernest M. Miller, Jr. (age 51) is President and Chief Executive Officer of Arvida. Prior thereto, he was Executive Vice President and Chief Financial Officer of Arvida (September, 1987 to February, 1989). From February, 1984, Mr. Miller has been Chairman of Wilson Miller Capital Corp., a real estate investment and consulting business.

     H. Rigel Barber (age 45) is Chief Executive Officer and Executive Vice President of JMB, an officer of various JMB affiliates and a partner of various Associate Partnerships. Mr. Barber has been associated with JMB since March, 1982. He received a J.D. Degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Ira J. Schulman (age 42) is Executive Vice President of JMB, an officer of various JMB affiliates and a partner, directly or indirectly, of various Associate Partnerships. He holds a Masters Degree in Business Administration from the University of Pittsburgh.

     Gailen J. Hull (age 46) is a Senior Vice President of JMB, an officer of various JMB affiliates and a partner, directly or indirectly, of various Associate Partnerships. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 58) is Senior Vice President and Treasurer of JMB, an officer of various JMB affiliates and a partner, directly or indirectly, of various Associate Partnerships. Mr. Kogen has been associated with JMB since March, 1973. He is a Certified Public Accountant.

    Gary Nickele (age 41) is Executive Vice President, Secretary and General Counsel of JMB, an officer of various JMB affiliates and a partner, directly or indirectly, of various Associate Partnerships. Mr. Nickele has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Vincent P. Donahue Jr. (age 40) is Vice President of Finance and Chief Financial Officer of Arvida. Prior thereto, he was Vice President-Acquisitions of Arvida from October, 1987 to October, 1990.

     James D. Motta (age 37) is President-Community Development Division of Arvida. Prior thereto, he was President-Southeast Division of Arvida (July, 1992 to July, 1993), President-South Florida Division of Arvida (January, 1989 to July, 1992) and Vice President and General Manager--Boca Raton of Arvida (September, 1987 to January, 1989).

     John R. Grab (age 37) is Vice President and General Manager - Club/Hotel Operations. Prior thereto, he was Vice President and Project General Manager
- - Weston Hills (October 1990 to October 1993), Vice President and Project General Manager - Jacksonville Golf & Country Club (June 1988 to October
1990), and Vice President of Finance - North Florida Division (September 1987 to June 1988). Previously, he was employed by Arvida Corporation, which he joined in December 1981, and was Vice President - Finance and Accounting with Arvida Hospitality Management, Inc. (October 1986 to September 1987). He is a Certified Public Accountant. He received his B.S. in Accounting from St. Leo College.

     John M. Garrity (age 47) is Vice President and General Manager - Arvida Homes, with Arvida Company. Prior thereto, he was Vice President of Construction - Arvida Homes (December 1992 to March 1993) and Vice President and Project General Manager - Weston (February 1991 to December 1992). Previously, he was President of The Key Company (September 1988 to February
1991), and Vice President and Market Manager - Tampa (March 1981 to August
1988). He holds a Masters degree in Business Administration from the University of North Carolina.

ITEM 11.  EXECUTIVE COMPENSATION

     The officers and the director of the General Partner receive no current or proposed direct remuneration in such capacities from the Partnership. The General Partner and the Associate Limited Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses as described under the caption "Cash Distributions and Allocations of Profit and Losses" at pages 61 to 64 of the Prospectus and at pages A-9 to A-16 of the Partnership Agreement, which description incorporated herein by reference to Exhibits 28.1 and 3., respectively, to the Partnership's Report for December 31, 1992 on Form 10-K dated March 29, 193 (File No. 0-16976). Reference is also made to Notes 1 and 14 for a description of such distributions and allocations. The General Partner and the Associate Limited Partners did not receive any cash distributions in 1993. Under certain circumstances they will be entitled to approximately $810,000 which was deferred in 1990. Such payment is subject to certain restrictions contained in the Partnership Agreement and the Partnership's credit facility. Pursuant to the Partnership Agreement, the General Partner and Associate Limited Partners were allocated profits for tax purposes for 1993 of approximately $19,280. Reference is made to Note 14 for further discussion of this allocation.

     The Partnership is permitted to engage in various transactions involving the General Partner and its affiliates, as described under the captions "Management of the Partnership" at pages 56 to 59, "Conflicts of Interest" at pages 21-24 of the Prospectus and "Rights, Powers and Duties of the General Partner" at pages A-16 to A-28 of the Partnership Agreement, which descriptions are hereby incorporated herein by reference to Exhibits 28.1 and 3., respectively, to the Partnership's Report for December 31, 1992 on Form 10-K dated March 29, 1993 (File No. 0-16976). The relationships of the General Partner (and its director and executive officers and certain other officers) and its affiliates to the Partnership are set forth above in Item 10.

     Arvida may be reimbursed fully for all of its out-of-pocket expenditures (including salary and salary-related expenses) incurred while supervising the development and management of the Partnership's properties and other operations, subject to the limitation that such reimbursement may not exceed 5% of the aggregate gross revenues from the business of the Partnership. In 1993, such expenses were approximately $6,686,100, of which approximately $80,000 was unpaid as of December 31, 1993.

     The Partnership and Arvida/JMB Partners, L.P.-II (a publicly-held limited partnership affiliated with the General Partner) each employ project related and administrative personnel who perform services on behalf of both partnerships. In addition, certain out-of-pocket expenditures related to such services and other general and administrative expenses, including certain insurance premiums, are incurred and allocated to each partnership as appropriate. The Partnership receives reimbursements from or reimburses Arvida/JMB Partners, L.P.-II for such costs (including salary and salary-related expenses). The Partnership was entitled to receive approximately $2,497,400 from Arvida/JMB Partners, L.P.-II for such costs and services incurred in 1993, approximately $26,100 of which was outstanding as of December 31, 1993. In addition, the Partnership was obligated to reimburse Arvida/JMB Partners, L.P.-II approximately $1,234,300 for the year ended December 31, 1993, all of which was paid at December 31, 1993.

     JMB Insurance Agency, Inc., an affiliate of the General Partner, earned and received insurance brokerage commissions in 1993 of approximately $288,000 in connection with providing insurance coverage for certain of the properties of the Partnership, all of which were paid as of December 31, 1993. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partner of the Partnership or its affiliates are entitled to property management fees and may be reimbursed for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and the acquisition, development, ownership, supervision, and operation of the Partnership assets. In 1993, the General Partner of the Partnership or its affiliates were due reimbursement for such direct or out-of-pocket expenses and property management fees in the amount of approximately $173,600, approximately $165,200 of which was paid as of December 31, 1993. Additionally, the General Partner and its affiliates are entitled to reimbursements for legal and accounting services. Such costs for 1993 were approximately $93,700, none of which was paid as of December 31, 1993.

     The Partnership was also entitled to receive reimbursements from affiliates of the General Partner for certain general and administrative expenses including, and without limitation, salary and salary-related expenses relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. The Partnership was owed approximately $171,000 for such costs and services incurred in 1993, approximately $146,300 of which was received as of December 31, 1993.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Interests of the Partnership.

     (b) The General Partner and its officers and directors own the following Interests of the Partnership:

                       NAME OF            AMOUNT AND NATURE
                       BENEFICIAL         OF BENEFICIAL        PERCENT
TITLE OF CLASS         OWNER              OWNERSHIP            OF CLASS

- --------------         ----------         -----------------    --------

Limited Partnership    General Partner    125 Interests        Less
Interests              and its officers                        than 1%
                       and director as
                       a group
- ---------------

     No officer or director of the General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     All of the outstanding shares of the General Partner of the Partnership are owned by affiliates of its officers and director as set forth above in
Item 10.

     (c) There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no significant transactions or business relationships with the General Partner, affiliates or their management other than those described in Items 10, 11 and 12 above.
                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

        (a)  The following documents are filed as part of this report:

             1. Financial Statements. (See Index to Financial Statements filed with this annual report on Form 10-K).

             2.   Exhibits.

                  3.      Amended and Restated Agreement of Limited
Partnership.**

                  4.0 Assignment Agreement by and among the General Partner, the Initial Limited Partner and the Partnership.**

                  4.1     Amended and Restated Credit Agreement dated
October 7, 1992, among Arvida/JMB Partners, L.P., Arvida/JMB Partners, Southeast Florida Holdings, Inc., Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership, Weston Hills Country Club Limited Partnership and Chemical Bank and Nationsbank of Florida, N.A. is herein incorporated by reference to Exhibit No. 4.4 to the Partnership's Report on Form 10Q (File number 0-16976) dated November 11, 1992.

                  4.2 Security Agreement dated as of October 7, 1992 made by Arvida/JMB Partners, L.P., Arvida/JMB Partners, Southeast Florida Holdings, Inc., Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership and Weston Hills Country Club Limited Partnership (as "grantors") in favor of Chemical Bank and Nationsbank of Florida, N.A. (as "lenders") is herein incorporated by reference to Exhibit No. 4.5 the Partnership's Report on Form 10Q (File number 0-16976) dated November 11, 1992.

                  4.3 Pledge Agreement dated as of October 7, 1992 among Arvida/JMB Partners, L.P., Arvida/JMB Partners, Southeast Florida Holdings, Inc., Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership and Weston Hills Country Club Limited Partnership (as "pledgors") and Chemical Bank and Nationsbank of Florida, N.A. (as "lenders") is herein incorporated by reference to Exhibit No. 4.6 the Partnership's Report on Form 10Q (File number 0-16976) dated November 11, 1992.

                  4.4 Various mortgages and other security interests dated October 7, 1992 related to the assets of Arvida/JMB Partners, Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership, Weston Hills Country Club Limited Partnership which secure loans under the Amended and Restated Credit Agreement referred to in Exhibit 4.1 are herein incorporated by reference to Exhibit No. 4.7 the Partnership's Report on Form 10Q (File number 0-16976) dated November 11, 1992.

                  4.7.    $24,000,000 Consolidated Revolving Promissory
Note dated January 14, 1994 by and between Arvida Grand Bay Limited Partnership-I, Arvida Grand Bay Limited Partnership-II, Arvida Grand Bay Limited Partnership-III, Arvida Grand Bay Limited Partnership-IV, Arvida Grand Bay Limited Partnership-V and Arvida Grand Bay Limited Partnership-VI and Barnett Bank of Broward County, N.A. is filed herewith.

                  4.8.    Amended and Restated Mortgage and Security
Agreement dated January 14, 1994 by and between Arvida Grand Bay Limited Partnership-I, Arvida Grand Bay Limited Partnership-II, Arvida Grand Bay Limited Partnership-III, Arvida Grand Bay Limited Partnership-IV, Arvida Grand Bay Limited Partnership-V, Arvida Grand Bay Limited Partnership-VI and Arvida Grand Bay Properties, Inc. and Barnett Bank of Broward County, N.A. is filed herewith.

                  4.9. Construction Loan Agreement dated January 14, 1994 by and between Arvida Grand Bay Limited Partnership-I and Arvida Grand Bay Properties, Inc. and Barnett Bank of Broward County, N.A. is filed herewith.

                  10.1. Agreement between the Partnership and The Walt Disney Company dated January 29, 1987 is hereby incorporated by reference to
Exhibit 10.2 to the Partnership's Registration Statement on Form S-1 (File No. 33-14091) under the Securities Act of 1933 filed on May 7, 1987.

                  10.2. Management, Advisory and Supervisory Agreement is hereby incorporated by reference to Exhibit 10.2 to the Partnership's Form 10-K (File No. 0-16976) dated March 27, 1991.

                  10.3. Letter Agreement, dated as of September 10, 1987, between the Partnership and The Walt Disney Company, together with exhibits and related documents.*

                  10.4. Joint Venture Agreement dated as of September 10, 1987, of Arvida/JMB Partners, a Florida general partnership. *

                  21.     Subsidiaries of the Registrant.

                  99.1.   Pages 21-24, 56-59, 61-64, A-9 to A-28, A-31 to
A-33, and B-2 of the Partnership dated September 16, 1987 (relating to SEC Registration Statement File No. 33-14091).*

                  99.2.   The Registrant's Form 8-K Report (File
No. 0-16976) dated December 6, 1993 is incorporated by reference.

                  * Previously filed with the Securities and Exchange Commission as Exhibits 10.4 and 10.5, respectively, to the Partnership's Registration Statement (as amended) on Form S-1 (File No. 33-14091) under the Securities Act of 1933 filed on September 11, 1987 and incorporated herein by reference.

                  ** Previously filed with the Securities and Exchange Commission as Exhibits 3 and 4, respectively, to the Partnership's Form 10-K Report (File No. 0-16976) filed on March 27, 1990 and hereby incorporated herein by reference.

             The Partnership agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to long-term indebtedness of the Partnership and its consolidated subsidiaries, the authorized principal amount of which is 10% or less than the total assets of the Partnership and its subsidiaries on a consolidated basis.

        (b)  Reports on Form 8-K

             The Partnership's report dated December 6, 1993 describing the change in the Partnership's independent auditors for the year ended
December 31, 1993. No financial statements were required to be filed therewith.


No annual report or proxy material for the fiscal year 1993 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        ARVIDA/JMB PARTNERS, L.P.

                        BY:    Arvida/JMB Managers, Inc.
                               (The General Partner)


                               GAILEN J. HULL
                        By:    Gailen J. Hull
                               Senior Vice President
                        Date:  March 25, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        BY:    Arvida/JMB Managers, Inc.
                               (The General Partner)



                               NEIL G. BLUHM
                        By:    Neil G. Bluhm, President
                               (Principal Executive Officer)
                        Date:  March 25, 1994



                               JUDD D. MALKIN
                        By:    Judd D. Malkin, Chairman
                               (Principal Financial Officer)
                        Date:  March 25, 1994



                               GARY NICKELE
                        By:    Gary Nickele, Vice President
                               and Director
                        Date:  March 25, 1994



                               GAILEN J. HULL
                        By:    Gailen J. Hull, Vice President
                               (Principal Accounting Officer)
                        Date:  March 25, 1994

                                                           ARVIDA/JMB PARTNERS, L.P.

                                                           EXHIBIT INDEX


                                                                                  DOCUMENT
                                                                                 INCORPORATED       SEQUENTIALLY
EXHIBIT NO.      EXHIBIT                                                         BY REFERENCE       NUMBERED PAGE
- -----------      -------                                                         ------------       -------------
  3.**           Amended and Restated Agree-
                 ment of Limited Partnership
                 of the Partnership.                                                  No

4.0.**           Assignment Agreement by and
                 among the General Partner, the
                 Initial Limited Partner and the
                 Partnership

4.1.             Amended and Restated Credit
                 Agreement dated October 7, 1992,
                 among Arvida/JMB Partners, L.P.,
                 Arvida/JMB Partners, Southeast Florida
                 Holdings, Inc., Center Office Partners,
                 Center Retail Partners, Center Hotel
                 Limited Partnership, Weston Hills Country
                 Club Limited Partnership and Chemical
                 Bank and Nationsbank of Florida, N.A.
                 is herein incorporated by reference to
                 Exhibit No. 4.4 to the Partnership's
                 Report on Form 10Q (File No. 0-16976)
                 dated November 11, 1992.                                             Yes

4.2.             Security Agreement dated as of October 7,
                 1992 made by Arvida/JMB Partners, L.P.,
                 Arvida/JMB Partners, Southeast Florida Holdings,
                 Inc., Center Office Partners, Center Retail
                 Partners, Center Hotel Limited Partnership and
                 Weston Hills Country Club Limited Partnership
                 (as "grantors") in favor of Chemical Bank and
                                                                                 DOCUMENT
                                                                                 INCORPORATED       SEQUENTIALLY
EXHIBIT NO.      EXHIBIT                                                         BY REFERENCE       NUMBERED PAGE
- -----------      -------                                                         ------------       -------------

                 Nationsbank of Florida, N.A. (as "lenders")
                 is herein incorporated by reference to
                 Exhibit No. 4.5 to the Partnership's Report
                 on Form 10Q (File No. 0-16976) dated
                 November 11, 1992.                                                   Yes

4.3.             Pledge Agreement dated as of October 7, 1992
                 among Arvida/JMB Partners, L.P., Arvida/JMB Partners,
                 Southeast Florida Holdings, Inc., Center Office
                 Partners, Center Retail Partners, Center Hotel
                 Limited Partnership and Weston Hills Country
                 Club Limited Partnership (as "pledgors") and
                 Chemical Bank and Nationsbank of Florida, N.A.
                 (as "lenders") is herein incorporated by
                 reference to Exhibit No. 4.6 to the
                 Partnership's Report on Form 10Q (File
                 No. 0-16976) dated November 11, 1992.                                Yes

4.4.             Various mortgages and other security interests
                 dated October 7, 1992 related to the assets of
                 Arvida/JMB Partners, Center Office Partners,
                 Center Retail Partners, Center Hotel Limited
                 Partnership, Weston Hills Country Club Limited
                 Partnership which secure loans under the Amended
                 and Restated Credit Agreement referred to in
                 Exhibit 4.1 are herein incorporated by reference
                 to Exhibit No. 4.7 the Partnership's Report on
                 Form 10Q (File No. 0-16976) dated November 11, 1992.                 Yes

 4.7.            $24,000,000 Consolidated Revolving Promissory Note
                 dated January 14, 1994 by and between Arvida Grand
                 Bay Limited Partnership-I, Arvida Grand Bay Limited
                 Partnership-II, Arvida Grand Bay Limited Partner-
                 ship-III, Arvida Grand Bay Limited Partnership-IV,
                 Arvida Grand Bay Limited Partnership-V and Arvida
                 Grand Bay Limited Partnership-VI and Barnett
                 Bank of Broward County, N.A. is filed herewith.                      No
                                                                                  DOCUMENT
                                                                                 INCORPORATED       SEQUENTIALLY
EXHIBIT NO.      EXHIBIT                                                         BY REFERENCE       NUMBERED PAGE
- -----------      -------                                                         ------------       -------------

 4.8.            Amended and Restated Mortgage and Security Agreement
                 dated January 14, 1994 by and between Arvida Grand Bay
                 Limited Partnership-I, Arvida Grand Bay Limited Partner-
                 ship-II, Arvida Grand Bay Limited Partnership-III,
                 Arvida Grand Bay Limited Partnership-IV, Arvida Grand
                 Bay Limited Partnership-V, Arvida Grand Bay Limited
                 Partnership-VI and Arvida Grand Bay Properties, Inc.
                 and Barnett Bank of Broward County, N.A. is filed herewith.          No

 4.9.            Construction Loan Agreement dated January 14, 1994 by
                 and between Arvida Grand Bay Limited Partnership-I and
                 Arvida Grand Bay Properties, Inc. and Barnett Bank of
                 Broward County, N.A. is filed herewith.                              No

10.1.            Agreement between the Partnership and
                 The Walt Disney Company dated January 29, 1987,
                 is hereby incorporated by reference to
                 Exhibit 10.2 to the Partnership's Registration
                 Statement on Form S-1 (File No. 33-14091) under
                 the Securities Act of 1933 filed on May 7, 1987                      Yes

10.2.            Management, Advisory and
                 Supervisory Agreement.                                               Yes

10.3.            *Letter Agreement, dated as of
                 September 10, 1987, between the
                 Partnership and The Walt Disney
                 Company, together with exhibits
                 and related documents.                                               Yes

10.4.            *Joint Venture Agreement
                 dated as of September 10, 1987,
                 of Arvida/JMB Partners, a
                 Florida general partnership.                                         Yes

21.              Subsidiaries of the Registrant                                       No

99.1.            Pages 21-24, 56-59, 61-64 and                                        Yes
                 A-9 to A-28, A-31 to A-33, and B-2 of
                 the Partnership's Prospectus
                 dated September 16, 1987 filed
                 pursuant to Rules 424(b) and
                 424(c) (relating to SEC
                 Registration Statement File
                 No. 33-14091).

99.2             The Registrant's report on Form 8K                                   Yes
                 (File No.0-16976) is incorporated
                 by reference.
- ---------------

   * Previously filed as Exhibits 10.3 and 10.4, respectively, to the Partnership's Registration Statement (as amended) on Form S-1 (File No. 33-14091) to the Securities Exchange Act of 1933 and incorporated herein by reference.

   ** Previously filed as Exhibits 3.0 and 4.1, respectively, to the Partnership's Form 10-K Report (File No. 0-16976) filed on March 27, 1990 and hereby incorporated herein by reference.
