Form 10-Q
period 1994-03-31
ARVIDA JMB PARTNERS L P
filed 1994-05-16
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C.   20549



                                      FORM 10-Q



                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934




For the quarter ended March 31, 1994          Commission file #0-16976




                              ARVIDA/JMB PARTNERS, L.P.
               (Exact name of registrant as specified in its charter)



     Delaware                                               36-3507015
(State of organization)                   (IRS Employer Identification No.)



  900 N. Michigan Avenue., Chicago, IL                        60611
 (Address of principal executive office)                     (Zip Code)




Registrant's telephone number, including area code 312/440-4800




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No


                                  TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION


Item 1.      Financial Statements. . . . . . . . . . . . . . . . . . .


Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations. . . . . . . . . . . . . . . . . . . . . . . .


PART II      OTHER INFORMATION

Item 1.      Legal Proceedings . . . . . . . . . . . . . . . . . . . .

Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . . .

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                                                  ARVIDA/JMB PARTNERS, L.P.
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                                 CONSOLIDATED BALANCE SHEETS

                                                            MARCH 31, 1994 AND DECEMBER 31, 1993

                                                                           (UNAUDITED)

                                                                           ASSETS
                                                                           ------

                                                                                                      MARCH 31,       DECEMBER 31,
                                                                                                        1994             1993
                                                                                                    ------------      -----------
Cash and cash equivalents (note 3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 15,352,044       18,906,679
Restricted cash (note 3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5,682,745       12,645,678
Trade and other accounts receivable (net of allowance for doubtful accounts of $396,587 at
  March 31, 1994 and $381,151 at December 31, 1993). . . . . . . . . . . . . . . . . . . . . . . . .   3,706,928        7,298,714
Mortgages receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,291,622        2,940,961
Real estate inventories (note 2) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 199,870,642      188,679,152
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  67,170,543       66,989,577
Investments in and advances to joint ventures, net . . . . . . . . . . . . . . . . . . . . . . . . .  24,238,767       24,731,852
Equity memberships . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14,145,297       15,146,661
Amounts due from affiliates (note 6) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     130,799           88,389
Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9,267,524        9,007,402
                                                                                                    ------------     ------------

          Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$341,856,911      346,435,065
                                                                                                    ============     ============
                                                                  ARVIDA/JMB PARTNERS, L.P.
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                           CONSOLIDATED BALANCE SHEETS (CONTINUED)

(UNAUDITED)

                                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                                    -----------------------------------------------------

                                                                                                     MARCH 31,       DECEMBER 31,
                                                                                                       1994             1993
                                                                                                    ------------      -----------

Liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 12,957,778       10,667,317
  Deposits and unearned income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22,686,202       22,010,408
  Accrued expenses and other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14,609,403       13,896,171
  Notes and mortgages payable, net (note 4). . . . . . . . . . . . . . . . . . . . . . . . . . . . . 133,730,307      147,770,992
                                                                                                    ------------     ------------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 183,983,690      194,344,888
                                                                                                    ------------     ------------
Partners' capital accounts (deficits):
  General Partner and Associate Limited Partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20,000           20,000
    Cumulative net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33,941,389       33,739,753
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (33,609,346)     (33,466,823)
                                                                                                    ------------     ------------
                                                                                                         352,043          292,930
                                                                                                    ------------     ------------
  Limited Partners:
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . . . . . . . . . . . 364,841,815      364,841,815
    Cumulative net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (70,674,329)     (78,963,692)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .(136,646,308)    (134,080,876)
                                                                                                    ------------     ------------
                                                                                                     157,521,178      151,797,247
                                                                                                    ------------     ------------
          Total partners' capital accounts (deficits). . . . . . . . . . . . . . . . . . . . . . . . 157,873,221      152,090,177
                                                                                                    ------------     ------------
  Commitments and contingencies (notes 1, 4, 5, 6, 7 and 8)

          Total liabilities and partners' capital. . . . . . . . . . . . . . . . . . . . . . . . . .$341,856,911      346,435,065
                                                                                                    ============     ============



                                                         The accompanying notes are an integral part
                                                         of these consolidated financial statements.

                                                                  ARVIDA/JMB PARTNERS, L.P.
                                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                                                         (UNAUDITED)
                                                                                                       1994             1993
                                                                                                    -----------       ----------
Revenues:
  Housing. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 31,907,079        7,921,490
  Operating properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7,512,475        7,113,728
  Brokerage and other operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6,786,435        7,039,136
                                                                                                     -----------       ----------
          Total revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  60,741,121       35,928,516
                                                                                                     -----------       ----------
Cost of revenues:
  Housing. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24,986,943        6,549,319
  Homesites. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6,138,056        7,219,696
  Land and property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1,570,393        2,448,436
  Operating properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6,640,339        8,718,517
  Brokerage and other operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5,948,063        5,978,631
                                                                                                    -----------       ----------
          Total cost of revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 45,283,794       30,914,599
                                                                                                    -----------       ----------
Gross operating profit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15,457,327        5,013,917
Selling, general and administrative expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . (4,964,808)      (3,637,018)
                                                                                                    -----------       ----------
          Net operating income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10,492,519        1,376,899

Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    107,145          254,302
Equity in earnings of unconsolidated ventures. . . . . . . . . . . . . . . . . . . . . . . . . . . .     53,191          172,974
Interest and real estate taxes, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (2,161,856)      (3,064,405)
                                                                                                    -----------       ----------

          Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$ 8,490,999       (1,260,230)
                                                                                                    ===========       ==========
          Net income (loss) per Limited Partnership Interest . . . . . . . . . . . . . . . . . . . .$     20.52            (3.12)
                                                                                                    ===========       ==========
          Cash distributions per Limited Partnership Interest. . . . . . . . . . . . . . . . . . . .$      6.35            --
                                                                                                    ===========       ==========



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

                                                                  ARVIDA/JMB PARTNERS, L.P.
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                                                         (UNAUDITED)

                                                                                                         1994              1993
                                                                                                    ------------      -----------
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $8,490,999       (1,260,230)
Charges (credits) to net income (loss) not using (providing) cash:
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,430,840        1,727,116
  Equity in earnings of unconsolidated ventures. . . . . . . . . . . . . . . . . . . . . . . . . . .     (53,191)        (172,974)
  Provision for doubtful accounts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       --              25,336
  (Gain) loss on sale of property and equipment. . . . . . . . . . . . . . . . . . . . . . . . . . .      32,968           (6,510)
Changes in:
  Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6,962,933           60,691
  Trade and other accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3,591,786           40,174
  Real estate inventories:
    Additions to real estate inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (40,990,850)     (13,849,875)
    Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32,695,392       16,217,451
    Capitalized interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (1,970,221)      (2,098,296)
    Capitalized real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (925,811)        (994,538)
  Equity memberships . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,001,364        1,241,315
  Amounts due from affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (42,410)        (696,940)
  Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (447,058)       1,071,153
  Accounts payable, accrued expenses and other liabilities . . . . . . . . . . . . . . . . . . . . .   3,101,635          897,292
  Deposits and unearned income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     675,794        2,701,721
                                                                                                    ------------      -----------
          Total adjustments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5,063,171        6,163,116
                                                                                                    ------------      -----------
          Net cash provided by operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13,554,170        4,902,886
                                                                                                    ------------      -----------
                                                                  ARVIDA/JMB PARTNERS, L.P.
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES
                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                                                       1994              1993
                                                                                                    ------------      -----------
Cash flows from investing activities:
  Mortgages receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    649,339          190,837
  Acquisitions of property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (1,459,912)      (1,050,356)
  Proceeds from disposals of property and equipment. . . . . . . . . . . . . . . . . . . . . . . . .      2,074            7,746
  Joint venture distributions (contributions), net . . . . . . . . . . . . . . . . . . . . . . . . .    272,473          (81,000)
  Payments from (advances to) joint ventures . . . . . . . . . . . . . . . . . . . . . . . . . . . .    175,862       (2,323,220)
  Proceeds from acquisition of joint venture interest. . . . . . . . . . . . . . . . . . . . . . . .      --               6,614
                                                                                                    ------------      -----------
          Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . . . . . . .    (360,164)      (3,249,379)
                                                                                                    ------------      -----------
Cash flows from financing activities:
  Proceeds from notes and mortgages payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,591,957        3,770,366
  Payments of notes and mortgages payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (16,632,642)     (10,529,634)
  Distributions to General Partner and Associate Limited Partners. . . . . . . . . . . . . . . . . .    (142,523)           --
  Distributions to Limited Partners. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (2,565,433)           --
                                                                                                    ------------      -----------
          Net cash used in financing activities. . . . . . . . . . . . . . . . . . . . . . . . . . . (16,748,641)      (6,759,268)
                                                                                                    ------------      -----------
Decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  (3,554,635)      (5,105,761)
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . .  18,906,679        7,634,320
                                                                                                     ------------      -----------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 15,352,044        2,528,559
                                                                                                     ============      ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest, net of amounts capitalized. . . . . . . . . . . . . . . $  1,451,118        2,376,361
                                                                                                     ============      ===========
  Non-cash investing and financing activities:
    Acquisition of joint venture interests (note 5). . . . . . . . . . . . . . . . . . . . . . . . . $      --             324,169
                                                                                                     ------------      -----------
                                                                                                     $      --             324,169
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

                              ARVIDA/JMB PARTNERS, L.P.
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               MARCH 31, 1994 AND 1993

                                     (UNAUDITED)


     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1993, which are included in the Partnership's 1993 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


(1)  BASIS OF ACCOUNTING

     Principles of Consolidation

     The consolidated financial statements include the accounts of Arvida/JMB Partners, L.P. (the "Partnership") and its consolidated ventures (note 5). All material intercompany balances and transactions have been eliminated in consolidation.

     Recognition of Profit from Sales of Real Estate

     For sales of real estate, profit is recognized in full when the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. When the sale does not meet the requirements for recognition of income, profit is deferred until such requirements are met.

For sales of residential units, profit is recognized at the time of closing or, if certain criteria are met, on the percentage of completion method.

     Real Estate Inventories and Cost of Real Estate Revenues

     Real estate inventories are carried at cost, including capitalized interest and property taxes, but not in excess of the net realizable value determined by the evaluation of individual projects. Management's evaluation of net realizable value is based on each project's estimated selling price in the ordinary course of business less estimated costs of completion, holding and disposal. These estimates are reviewed periodically and compared to each project's recorded book value. Adjustments to book value, as they become necessary, are reported in the period in which they become known. The total cost of land, land development and common costs are apportioned among the projects on the relative sales value method. Costs pertaining to the Partnership's housing, homesite and land and property revenues reflect the cost of the acquired assets as well as development costs, construction costs, capitalized interest, capitalized real estate taxes and capitalized overheads.

Certain marketing costs relating to housing projects, including exhibits and displays, and certain planning and other pre-development activities, excluding normal period expenses, are capitalized and charged to housing cost of revenues as related units are closed. A warranty reserve is provided as residential units are closed. This reserve is reduced by the cost of subsequent work performed.
                              ARVIDA/JMB PARTNERS, L.P.
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     Capitalized Interest and Real Estate Taxes

     Interest and real estate taxes incurred are capitalized to qualifying assets, principally real estate inventories. Such capitalized interest and real estate taxes are charges to cost of revenues as sales of real estate inventories are recognized. Interest, including the amortization of loan fees, of $2,835,588 and $3,713,100 was incurred for the three months ended March 31, 1994 and 1993, respectively, of which $1,970,221 and $2,098,296 was capitalized, respectively. Interest payments, including amounts capitalized, of $3,421,339 and $4,474,657 were made during the three months ended March 31, 1994 and 1993, respectively.

     Real estate taxes of $2,222,300 and $2,444,139 were incurred for the three months ended March 31, 1994 and 1993, respectively, of which $925,811 and $994,538 were capitalized, respectively. Real estate tax payments of $79,744 and $150,912 were made during the three months ended March 31, 1994 and 1993, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and operating properties as these taxes are included in cost of revenues for operating properties.

     Property and Equipment and Other Assets

     Property and equipment are carried at cost less accumulated depreciation and are depreciated on the straight-line method over the estimated useful lives of the assets, which range from two to 40 years. Expenditures for maintenance and repairs are charged to expense as incurred. Costs of major renewals and improvements which extend useful lives are capitalized. Other assets are amortized on the straight-line method over the useful lives of the assets which range from one to five years. Depreciation expense of approximately $1,244,000 and $1,498,200 was incurred for the three month periods ended March 31, 1994 and 1993, respectively. Amortization of other assets, excluding loan fees, of approximately $56,000 and $57,000 was incurred for the three months ended March 31, 1994 and 1993, respectively.
Amortization of loan fees, which is included in interest expense, of approximately $131,900 and $171,900 was incurred for the three months ended March 31, 1994 and 1993, respectively.

     Investments in and Advances to Joint Ventures, Net

     In general, the equity method of accounting has been applied in the accompanying consolidated financial statements with respect to those investments for which the Partnership does not have majority control and where the Partnership's ownership interest is 50% or less (note 5). The cost method of accounting has been applied in the accompanying consolidated financial statements with respect to the Coto de Caza joint venture, effective September 15, 1992, as a result of the Partnership's decrease in its ownership interest and its joint venture partner's control over the future operations of the Community. The cost method of accounting is used when a limited partner has virtually no influence over the venture operations and financial policies. Under the cost method, income is generally recorded only to the extent of distributions received.

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

     The Partnership periodically advances funds to its joint ventures in which it holds ownership interests when deemed necessary and economically justifiable. Such advances are generally interest bearing and are repaid to the Partnership from amounts earned through joint venture operations.

     Equity Memberships

     The amenities within certain of the Partnership's Boca Raton and Jacksonville, Florida Communities, as well as its Community near Highlands, North Carolina are sold to the respective homeowners through the sale of equity memberships. The amounts recorded as equity memberships in the accompanying Consolidated Balance Sheets represent the accumulation of costs incurred in constructing clubhouses, golf courses, tennis courts and various other related assets less amounts allocated to memberships sold not in excess of their net realizable value determined by evaluations of individual amenities. Equity membership revenues and related cost of revenues are included in land and property in the accompanying Consolidated Statement of Operations.

     Partnership Records

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments where applicable to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. The net effect of these items is summarized as follows for the three months ended March 31:

                                        1994                       1993
                                 --------------------------------------------
                               GAAP BASIS   TAX BASIS     GAAP BASIS   TAX BASIS
                               ----------   ---------     ----------   ---------
Net income (loss). . . . .     $8,490,999   9,767,077     (1,260,230)   (819,217)
Net income (loss) per
 Limited Partnership
 Interest. . . . . . . . .     $    20.52       23.64          (3.12)      (1.99)
Cash distributions per
 Limited Partnership
 Interest. . . . . . . . .     $     6.35        6.35          --          --
                               ==========   =========    =========== ===========

     Reference is made to note 9 for further discussion of the allocation of profits and losses to the General Partner, Associate Limited Partners and Limited Partners.

     During February 1994, the Partnership paid a distribution of $2,565,433 to the Limited Partners and $142,523 to the General Partner and Associate Limited Partners, collectively.

    The net income (loss) per Limited Partnership Interest is based upon the Limited Partnership Interests outstanding at the end of each period.

                              ARVIDA/JMB PARTNERS, L.P.
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Reclassifications

     Certain reclassifications have been made to the 1993 financial statements to conform to the 1994 presentation.

     Income Taxes

     No provision for Federal or state income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable state law to remit directly to the state tax authorities amounts representing withholding on applicable taxable income allocated to partners.

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

     For a discussion of a lawsuit initiated by the General Partner, on behalf of the Partnership, against The Walt Disney Company ("Disney"), which arose out of the Partnership's acquisition of substantially all of the real estate and other assets of Arvida Corporation, a subsidiary of Disney, in September 1987, reference is made to Note 2 of Notes to Consolidated Financial Statements of the Partnership's report on Form 10-K (File No. 0-16976) filed on March 25, 1994.

(3)  CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     At March 31, 1994 and December 31, 1993, cash and cash equivalents primarily consisted of U.S. Government obligations with original maturities of three months or less, money market demand accounts and repurchase agreements, the costs of which approximate market value. Cash and cash equivalents include treasury bills with original maturity dates of three months or less of approximately $1,661,000 and $3,900,000 at March 31, 1994 and December 31, 1993, respectively. Included in restricted cash are amounts restricted under various escrow agreements. Credit risk associated with cash, cash equivalents and restricted cash is considered low due to the quality of the financial institutions in which these assets are held.

(4)  NOTES AND MORTGAGES PAYABLE

     Notes and mortgages payable consists of a term loan in the amount of $126,805,195, a revolving line of credit facility up to $45 million, an income property term loan of $20 million and a $15 million letter of credit facility.

The term loan, the revolving line of credit and the letter of credit facility are secured by recorded mortgages on all otherwise unencumbered real property assets of the Partnership, as well an assignment of all mortgages receivable, equity memberships, certain joint venture interests or joint venture proceeds and cash balances (with the exception of deposits held in escrow). The income property term loan is secured by the recorded first mortgages on a mixed-use center and an office building in Boca Raton, Florida. All of the notes under the facility are cross-collateralized and cross-defaulted. The term loan, the revolving line of credit and the income property term loan bear interest based, at the Partnership's option, on one of the lenders' prime rate plus 1%

                              ARVIDA/JMB PARTNERS, L.P.
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


per annum or the relevant London Inter-Bank Offering Rate (LIBOR) plus 2.25% per annum. At December 31, 1993, $75 million of the Partnership's outstanding credit facility was under two interest rate swap arrangements. However, one of the interest rate swap arrangements matured in February 1994, and at March 31, 1994, only $25 million of the Partnership's outstanding credit facility was under an interest rate swap arrangement. The remaining interest rate swap arrangement matures in October 1994. For the three month period ended March 31, 1994, the effective interest rate for the combined term loan, income property term loan and revolving line of credit facility was approximately 8.5% per annum. This rate includes the effect of the interest rate swap arrangements.

     Under the term loan agreement, the Partnership made the first required principal repayments of $8 million in February 1993 and $10 million in March 1994. Principal repayments of $10 million on the term loan are due in each of the years 1995 and 1996, and the remaining balance outstanding is due in July 1997. In addition, the term loan agreement provides for additional principal repayments based upon a specified percentage of available cash flow and upon the sale of certain assets. For the three months ended March 31, 1994, the Partnership made additional term loan payments totalling approximately $6.2 million. Under the income property term loan, monthly principal and interest payments are required to be paid on a 25-year amortization schedule with the remaining balance outstanding due in July 1994. The revolving line of credit and letter of credit facility also mature in July 1994. The Partnership is in the process of negotiating a renewal of its credit facilities. Although the Partnership is hopeful these renewals will be obtained, there can be no assurance that such will occur or that the terms, amounts and restrictions of the renewed credit facilities will be similar to those under the Partnership's existing facilities. The credit agreement contains significant restrictions with respect to the payment of distributions to partners, the maintenance of certain loan-to-value ratios, the use of proceeds from the sale of the Partnership's assets and advances to the Partnership's joint ventures. At March 31, 1994, all of the term loan proceeds had been borrowed with a remaining outstanding balance of $92,097,206, and $0, $18,733,327 and $11,884,393 were outstanding on the revolving line of credit facility, the income property term loan and the letter of credit facility, respectively.

     Loan fees incurred in connection with the Partnership's credit facility have been capitalized and are being amortized over the lives of the loans included in the credit facility using the straight-line method, which approximates the interest method.

     Also included in notes and mortgages payable at March 31, 1994 is approximately $6.9 million representing project specific financing for the Partnership's retail property located in its Weston Community, approximately $8.4 million of debt attributable to the Cullasaja Joint Venture, which is now consolidated with the Partnership (note 5), and a $2.5 million note executed in conjunction with the Partnership's repurchase of a land parcel in Weston's Increment III (note 7).

     In addition to the above, during November 1993, the Partnership received a commitment from a lender for a $24 million revolving construction line of credit for the first building and certain amenities within the Partnership's new condominium project on Longboat Key, Florida know as Grand Bay. This note was subsequently executed in January 1994. At March 31, 1994, approximately $2.6 million was outstanding under this note. The Grand Bay project is planned to consist of six condominium buildings on 24 acres and will offer certain amenities including a recreation facility with a community pool and

                              ARVIDA/JMB PARTNERS, L.P.
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


two tennis courts. The Partnership intends to obtain additional lines of credit prior to the construction of each of the remaining five buildings at Grand Bay, which are planned to be constructed over the next five years.

     Certain of the Partnership's property within the Cullasaja Community is encumbered by a mortgage note with an outstanding principal balance of approximately $5.4 million at March 31, 1994. This note matured on March 1, 1994. The Partnership is currently seeking an extension of this loan, however, there can be no assurance the Partnership will obtain an extension. This note is collateralized by a first mortgage on certain real estate inventories and 12.5% of the outstanding balance is guaranteed by the Partnership.


(5)  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

     The Partnership has numerous investments in real estate joint ventures with ownership interests ranging from 20% to 50%. Under certain circumstances, either pursuant to the venture agreement or due to the Partnership's obligations as a general partner, the Partnership may be required to make cash advances or contributions to the ventures. Such advances totalled approximately $4.1 million and $4.2 million at March 31, 1994 and December 31, 1993, respectively, and are included in Investments in and Advances to Joint Ventures in the accompanying Consolidated Balance Sheets. In addition, there are certain risks associated with the Partnership's investments made through joint ventures, including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.

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

     The Partnership incurs certain general and administrative expenses which are paid by the Partnership on behalf of the joint ventures in which it holds interests. The Partnership receives reimbursements from the joint ventures for such costs. For the three months ended March 31, 1994, the Partnership was entitled to receive approximately $255,000 from certain of the joint ventures in which it holds interests. At March 31, 1994, approximately $27,000 was owed to the Partnership of which $1,000 was received as of May 6, 1994.

(6)  TRANSACTIONS WITH AFFILIATES

     The Partnership, subject to certain limitations, may engage affiliates of the General Partner for certain administrative services to be performed in connection with the administration of the Partnership and its assets. The total of such costs (consisting primarily of insurance commissions) for the three months ended March 31, 1994 was approximately $27,000, all of which was paid as of March 31, 1994. The total of such costs for the three months ended

                              ARVIDA/JMB PARTNERS, L.P.
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


March 31, 1993 was approximately $10,000. In addition, the General Partner and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Partnership and the operation of the Partnership's properties. Such costs were approximately $94,000 for the year ended December 31, 1993, none of which has been paid as of March 31, 1994.

     The Partnership receives reimbursements from or reimburses affiliates of the General Partner for certain general and administrative expenditures including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the three months ended March 31, 1994, the total of such costs incurred by the Partnership on behalf of these affiliates totalled approximately $115,000. At March 31, 1994, approximately $99,800 was owed to the Partnership. As of May 6, 1994, approximately $9,900 was received by the Partnership. For the three month period ended March 31, 1993, the Partnership was entitled to net reimbursements of approximately $24,000.

     The Partnership and Arvida/JMB Partners, L.P.-II (a publicly-held limited partnership affiliated with the General Partner) each employ project related and administrative personnel who perform services on behalf of both partnerships. In addition, certain out-of-pocket expenditures related to such services and other general and administrative costs are incurred and allocated to each partnership as appropriate. The Partnership receives reimbursements from or reimburses Arvida/JMB Partners, L.P.-II for such costs (including salary and salary-related costs). For the three month periods ended March 31, 1994 and 1993, the Partnership was entitled to receive approximately $483,900 and $1,340,000, respectively, from Arvida/JMB Partners, L.P.-II. At March 31, 1994, approximately $483,500 was owed to the Partnership, all of which was received as of May 6, 1994. In addition, for the three month periods ended March 31, 1994 and 1993, the Partnership was obligated to reimburse Arvida/JMB Partners, L.P.-II approximately $104,400 and $318,000, respectively. At March 31, 1994, approximately $49,100 was unpaid, all of which was paid as of May 6, 1994.

     Arvida Company ("Arvida"), pursuant to an agreement with the Partnership, provides development, construction, management and other personnel and services to the Partnership for all of its projects and operations. Pursuant to such agreement, the Partnership shall reimburse Arvida for all of its out-of-pocket expenditures (including salary and salary-related costs), subject to certain limitations. The total of such costs for the three month periods ended March 31, 1994 and 1993 were approximately $3,118,000 and $2,468,000, respectively, of which approximately $314,900 was unpaid at March 31, 1994, all of which was paid as of May 6, 1994.

     In accordance with the Partnership Agreement, the General Partner and Associate Limited Partners have deferred a portion of their distributions of net cash flow from the Partnership totalling approximately $810,000. This amount does not bear interest and is expected to be paid in future periods subject to certain restrictions contained in the Partnership's credit facility agreement.

     The Partnership pays for certain general and administrative costs, including certain insurance premiums, on behalf of its affiliated clubs, homeowners associations and maintenance associations. The Partnership
receives reimbursements from the affiliates for such costs.   For the three
month period ended March 31, 1994, the Partnership was entitled to receive approximately $113,000 from its affiliates. At March 31, 1994, approximately $5,300 was owed to the Partnership, all of which was received as of May 6, 1994. For the three months ended March 31, 1993, the Partnership was entitled to receive approximately $224,000 from its affiliates.

                              ARVIDA/JMB PARTNERS, L.P.
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     All amounts receivable or payable to affiliates of the General Partner do not bear interest and are expected to be paid in future periods.


(7)  COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under standby letters of credit and performance bonds for approximately $11,884,000 and $11,146,000, respectively, at March 31, 1994. At December 31, 1993, the Partnership was contingently liable under standby letters of credit and performance bonds for approximately $11,651,000 and $11,146,000, respectively. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable for approximately $1,089,000 at March 31, 1994 and December 31, 1993.

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

     The Partnership has negotiated the terms of a class action settlement with opposing counsel in one of the pending homeowners' lawsuits which has the potential for resolving substantial portions of the pending homeowners' lawsuits which have been filed. On June 3, 1993, the Circuit Court of Dade County entered an order preliminarily finding that the Partnership's proposed class action settlement agreement, as revised, was within the range of what appeared to be a fair and adequate settlement of the claims filed by single-family homeowners and condominium owners at Country Walk. On August 10, 1993, the court issued a final order approving the class action settlement. The settlement, which is designed to resolve claims arising in connection with

                              ARVIDA/JMB PARTNERS, L.P.
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

estate and patio homes and condominiums sold by the Partnership after September 10, 1987, is structured to compensate residents for losses not covered by insurance. Settlement amounts payable are a function of the type of unit involved and the claimant's proof regarding the adequacy of insurance proceeds. Homeowners of 188 units in Country Walk have accepted the settlement. Those who affirmatively rejected the offer may continue to litigate against the Partnership. The Partnership currently believes that the class action settlement may cost approximately $2.5 million. The settlement is being funded by one of the Partnership's insurers, subject to a reservation of rights. The amount of money, if any, which the insurance company may recover from the Partnership pursuant to its reservation of rights is uncertain. Due to this uncertainty, the accompanying consolidated financial statements do not reflect an accrual for such costs.

     On February 24, 1994, the Partnership was dismissed from the pending class action lawsuits pursuant to the class action settlement. In addition, the Partnership has been informed that Disney and an insurer have reached agreements to settle five of the individual homeowners actions which were tendered by the Partnership to Disney. As proposed, these Disney settlements would be funded without any contribution from the Partnership. There is no assurance that the Disney settlements will be finalized.

     As noted above, those homeowners who affirmatively rejected the offer of settlement may continue to litigate. The Partnership is currently a defendant in numerous lawsuits brought by condominium and patio home owners, all of whom have declined to accept the terms of the class action settlement. These lawsuits, involving nineteen named individuals, are pending in the Circuit Court of Dade County. In these lawsuits, plaintiffs allege a variety of claims involving, among other things, breach of warranty, negligence and building code violations. The Partnership intends to vigorously defend itself in these matters.

     On April 19, 1993, a subrogation claim entitled Village Homes at Country Walk Master Maintenance Association, Inc. v. Arvida Corporation et al., was filed in the 11th Judicial Circuit for Dade County. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). Plaintiffs seek to recover damages and pre- and post-judgment interest in connection with $10,873,000 American Reliance has allegedly paid, plus amounts it may have to pay in the future, to the condominium association at Country Walk in the wake of Hurricane Andrew. Disney is also a defendant in this suit. The Partnership believes that the amount of this claim that allegedly relates to units it sold is approximately $3,600,000. On July 1, 1993, a subrogation lawsuit entitled Prudential Property and Casualty Company
v. Arvida/JMB Partners, et al., was filed in the 11th Judicial Circuit for Dade County. Plaintiff seeks to recover damages, costs, and interest in connection with $16,679,622 Prudential allegedly paid to its insureds living in Country Walk at the time of Hurricane Andrew. Disney is also a defendant in this suit. The Partnership believes that the amount of this claim that allegedly relates to homes built or sold by it is approximately $1,686,000.
On July 15, 1993, a subrogation lawsuit entitled Allstate Insurance Company v. Arvida/JMB Partners, et al., was filed in the 11th Judicial Circuit for Dade County. Plaintiff seeks to recover damages, costs, and interest in connection with $18,540,196 Allstate allegedly paid to its insureds living in Country Walk at the time of Hurricane Andrew. Disney is also a defendant in this suit. The Partnership believes that the amount of this claim that allegedly relates to homes it allegedly built or sold is approximately $2,036,000. The Partnership settled a threatened subrogation action by State Farm Insurance Company which had been seeking approximately $7.3 million plus pre-judgement interest, as well as the Allstate subrogation action. The Allstate settlement was funded by one of the Partnership's insurance carriers subject to a reservation of rights. The amount of money the insurance carrier may seek to recover from the Partnership for this and any other settlements it has funded is uncertain. The Partnership is a defendant in and anticipates other

                              ARVIDA/JMB PARTNERS, L.P.
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

subrogation claims by insurance companies which have allegedly paid policy benefits to Country Walk residents. The Partnership intends to defend itself vigorously in all such matters.

     The Partnership has resolved a claim for construction related damages brought by the Villages of Country Walk Homeowners' Association, Inc., among others. Two of the Partnership's insurance carriers funded a settlement in the amount of $2,740,000 to resolve claims related to the construction of the common elements of the condominium units at Country Walk. One of the insurance carriers which funded approximately $740,000 of the settlement amount has issued a reservation of rights in connection with these claims and the extent to which that insurance company may ultimately recover any of these proceeds from the Partnership is unknown. Therefore, the accompanying consolidated financial statements do not reflect an accrual for such costs.

     The Partnership is involved in an Environmental Protection Agency (EPA) administrative enforcement proceeding with regard to the Partnership's Water's Edge property. The EPA has asserted that a dam built to create a lake at the Community during the time the property was owned by Arvida Corporation was in violation of Section 404 of the Clean Water Act in that certain wetland areas had been filled. Pursuant to a Consent Agreement and Order entered into with the EPA, the Partnership acquired certain land (at a cost of approximately $400,000) for which it has developed and implemented a plan of mitigation for the wetlands lost. In accordance with certain provisions of the Consent Agreement and Order, the Partnership must provide the EPA with periodic reports regarding the status of the mitigation plan. The Partnership has also entered into another Consent Agreement and Order with the EPA pursuant to which the Partnership will pay a civil penalty of $125,000. Finalization of this Consent Agreement and Order and payment of the civil penalty is subject to a thirty-day public notice period. The Partnership is actively pursuing indemnification from Disney for the total costs that will ultimately be incurred to resolve this issue. There can be no assurance that the Partnership will be reimbursed by Disney.

     On April 25, 1994, an amended complaint captioned Berry v. Merrill Lynch, Pierce Fenner & Smith, Arvida/JMB Partners, Limited Partner, Arvida/JMB Managers, Inc. and Does 1 through 100, was filed in the Superior Court of the State of California in and for the County of San Diego, Case No. 669709. The lawsuit was purportedly filed as a class action on behalf of the named plaintiffs and all other persons or entities in the State of California who bought or acquired, directly or indirectly, limited partnership interests ("Interests") in the Partnership from September 1, 1987 through the present. The amended complaint in the action alleges, among other things, that the defendants made misrepresentations and concealed various facts, breached fiduciary duties, and violated a contractual covenant of good faith in connection with the sale of Interests in the Partnership. The amended complaint further alleges that such conduct violated California state law relating to fraud, breach of fiduciary duty, willful suppression of facts, breach of the covenant of good faith, and conspiracy. Plaintiffs, on behalf of themselves and the purported plaintiff class, seek unspecified compensatory damages, consequential damages, punitive and exemplary damages, interest, costs of the suit, and such other relief as the court may order. The Partnership believes that the lawsuit is without merit and intends to vigorously defend itself.

     In addition, the Partnership has been advised by Merrill Lynch that Merrill Lynch has been named a defendant in actions pending in the Eleventh and Seventeenth Judicial Circuit Courts in Dade and Broward Counties, Florida to compel arbitration of claims brought by certain investors of the Partnership representing approximately 4% of the total Interests outstanding. Merrill Lynch has asked the Partnership and its General Partner to confirm an obligation of the Partnership and its General Partner to indemnify Merrill Lynch in these claims against all loss, liability, claim, damage and expense,

                              ARVIDA/JMB PARTNERS, L.P.
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


including without limitation attorneys' fees and expenses, under the terms of a certain Agency Agreement dated September 15, 1987 ("Agency Agreement") with the Partnership relating to the sale of Interests through Merrill Lynch on behalf of the Partnership. In the actions to compel arbitration, the claimants have advised Merrill Lynch that they will seek to file demands for arbitration and claims for unspecified damages against Merrill Lynch based on Merrill Lynch's alleged violation of applicable state and/or federal securities laws and alleged violations of the rules of the National Association of Securities Dealers, Inc., together with pendent state law claims. The Agency Agreement generally provides that the Partnership and its General Partner shall indemnify Merrill Lynch against losses occasioned by any actual or alleged misstatements or omissions of material facts in the Partnership's offering materials used in connection with the sale of Interests and suffered by Merrill Lynch in performing its duties under the Agency Agreement, under certain specified conditions. The Agency Agreement also generally provides, under certain conditions, that Merrill Lynch shall indemnify the Partnership and its General Partner for losses suffered by the Partnership and occasioned by certain specified conduct by Merrill Lynch in the course of Merrill Lynch's solicitation of subscriptions for, and sale of, Interests. The Partnership is unable to determine at this time the ultimate investment of investors who have filed arbitration claims as to which Merrill Lynch might seek indemnification in the future. At this time, and based upon the information presently available about the arbitration statements of claims filed by some of these investors, the Partnership and its General Partner believe that they have meritorious defenses to demands for indemnification made by Merrill Lynch and intend to vigorously pursue such defenses. In the event Merrill Lynch is entitled to indemnification of its attorney's fees and expenses or other losses and expenses, these amounts may prove to be material.

     The Partnership is also a defendant in several other actions brought against it arising in the normal course of business. It is the belief of the General Partner, based on knowledge of facts and advice of counsel, that the claims made against the Partnership in such actions will not result in any material adverse effect on the Partnership's consolidated financial position or results of operations.

     The Partnership owns a 50% joint venture interest in 31 acres located within a 209-acre commercial/industrial park in Pompano Beach, Florida. The joint venture's property is encumbered by a mortgage loan in the principal amount of approximately $4 million as of December 31, 1993. As the Partnership believes the economics of the project do not warrant making additional cash investments or providing further financial guarantees, it was determined in 1991 that the least costly alternative for the venture would be to convey the land to the lender and to make certain cash payments to the lender in connection with the existing guarantees under the venture loan agreement. During April 1992, the Partnership and its joint venture partner each tendered payment in the amount of approximately $3.1 million for their respective shares of the guarantee payment and certain other holding costs to the lender, the majority of which reduced the outstanding mortgage loan to the current balance. Title to the property was not conveyed at that time pending resolution of certain general development obligations of the venture and certain environmental issues. The Partnership has been negotiating with the lender regarding the scope of the development work required to be done and does not anticipate the associated costs to be significant. With respect to the environmental issues, the previous owner remains obligated to undertake the clean up pursuant to, among other things, a surviving obligation under the purchase and sale agreement. During January 1994, the Florida Department of Environmental Protection approved the first phase of a three phase environmental clean-up program. However, no substantial clean-up has occurred

                              ARVIDA/JMB PARTNERS, L.P.
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



to date. If the previous owner is unable to fulfill its obligations as they relate to this environmental issue, the resolution of the environmental issue and its related costs may become an obligation of the venture and ultimately the Partnership. Should this occur, the Partnership does not anticipate the cost of this clean-up to be material to its operations. The lender has asserted the mortgage loan is with recourse to the joint venture partners as a result of the partners' failure to perform in accordance with the terms of the loan agreement. The Partnership believes this claim is without merit and will vigorously defend itself against this allegation. The transfer of title, when fully consummated, will not have a significant impact on the Partnership's operations for financial reporting purposes due to the prior payment of the financial guarantees and certain holding costs. However, the Partnership will recognize a loss for Federal income tax purposes.

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

     In June 1993, the Partnership reached an agreement with Equitable South Florida Venture ("Equitable"), the successor in interest to Tishman Speyer/Equitable South Florida Venture, the original purchaser of approximately 390 acres of land in Increment III in the Partnership's Weston Community, whereby, in exchange for $5.0 million, the Partnership repurchased approximately 330 acres of the land and Equitable agreed to relieve the Partnership of the obligations under certain provisions of the Sale and Purchase Agreement dated December 15, 1983 which were assumed by the Partnership in connection with the purchase of the assets of Arvida Corporation in September 1987. Of the agreed upon price of $5 million, $2.5 million was paid at closing and the balance of $2.5 million is payable in equal annual installments of $500,000 together with interest thereon of 8% per annum beginning May 1994. The first $500,000 principal repayment was received by the Partnership in May 1994. The unpaid principal balance is secured by a mortgage on certain real estate located in the Partnership's Weston Community.

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

                              ARVIDA/JMB PARTNERS, L.P.
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(8)  TAX INCREMENT FINANCING ENTITIES

     In connection with the development of the Partnership's Weston Community, which is in the mid-stage of development, bond financing is utilized to construct certain on-site and off-site infrastructure improvements, including major roadways, lakes, other waterways and pump stations, which the Partnership would otherwise be obligated to finance and construct as a condition to obtain certain approvals for the project. This bond financing is obtained by The Indian Trace Community Development District ("District"), a local government district operating in accordance with Chapter 190 of the Florida Statutes. Under this program, the Partnership is not obligated directly to repay the bonds. Rather, the bonds are expected to be fully serviced by special assessment taxes levied on the property, which effectively collateralizes the obligation to pay such assessments. While the owner of the property, the Partnership is responsible to pay the special assessment taxes until land parcels are sold. At such point, the liability for the assessments related to parcels sold will be borne by the purchasers through a tax assessment on their property. These special assessment taxes are designed to cover debt service on the bonds, including principal and interest payments, as well as the operating and maintenance budgets of the District. The use of this type of bond financing is a common practice for major land developers in South Florida.

     The District issued $64,660,000 of variable rate bonds in November 1989 and $31,305,000 of variable rate bonds in July 1991. These bonds mature in various years commencing in May 1991 through May 2011. At March 31, 1994, the amount of bonds issued and outstanding totalled $89,950,000. For the twelve months ended December 31, 1993, the Partnership paid special assessments related to these bonds of approximately $5.2 million.

     In order to take advantage of historically low interest rates and reduce the exposure of variable rate debt, the District is pursuing a new bond issuance. If successful, the proceeds from this offering will be used to refund 1989 and 1991 bonds currently outstanding.

(9)  PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement (and subject to Section 4.2F which allocates Profits, as defined, to the General Partner and Associate Limited Partners), profits or losses of the Partnership will be allocated as follows: (i) profits will be allocated such that the General Partner and the Associate Limited Partners will be allocated profits equal to the amount of cash flow distributed to them for such fiscal period with the remainder allocated to the Limited Partners, except that in all events, the General Partner shall be allocated at least 1% of profits and (ii) losses will be allocated 1% to the General Partner, 1% to the Associate Limited Partners and 98% to the Limited Partners.

    In the event profits to be allocated in any given year do not equal or exceed cash distributed to the General Partner and the Associate Limited Partners for such year, the allocation of profits will be as follows: The General Partner and the Associate Limited Partners will be allocated profits equal to the amount of cash flow distributed to them for such year. The Limited Partners will be allocated losses such that the sum of amounts allocated to the General Partner, Associate Limited Partners, and Limited Partners equals the net profit for the given year.

                              ARVIDA/JMB PARTNERS, L.P.
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED



     In general, and subject to certain limitations, the distribution of Cash Flow (as defined) after the initial admission date is allocated 90% to the Holders of Interests and 10% to the General Partner and the Associate Limited Partners (collectively) until the Holders of Interests have received cumulative distributions of Cash Flow equal to a 10% per annum return (non-compounded) on their Adjusted Capital Investments (as defined) plus the return of their Capital Investments; provided, however, that 4.7369% of the 10% amount otherwise distributable to the General Partner and Associate Limited Partners (collectively) will be deferred, and such amount will be paid to the Holders of Interests, until the Holders of Interests receive Cash Flow distributions equal to a cumulative, non-compounded amount of 12% per annum on their Capital Investments (as defined). This deferral provision is in place until the Holders of Interests receive total cash distributions equal to their Capital Investments. Any deferred amounts owed to the General Partner and Associate Limited Partners (collectively) will be distributable to them out of Cash Flow otherwise distributable to the Holders of Interests at such time as such Holders have received a 12% per annum cumulative, non-compounded return on their Capital Investments (as defined) or in any event, to the extent of one-half of Cash Flow otherwise distributable to the Holders of Interests at such time as they have received total distributions of Cash Flow equal to their Capital Investments (as defined). Thereafter, all distributions of Cash Flow will be made 85% to the Holders of Interests and 15% to the General Partner and the Associate Limited Partners (collectively); provided, however, that the General Partner and the Associate Limited Partners (collectively) shall be entitled to receive an additional share of Cash Flow otherwise distributable to the Holders of Interests equal to the lesser of an amount equal to 2% of the cumulative gross selling prices of any interests in real property of the Partnership (subject to certain limitations) or 13% of the aggregate distributions of Cash Flow to all parties pursuant to this sentence.

(10)  ADJUSTMENTS

     In the opinion of the General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated statements as of March 31, 1994 and December 31, 1993 and for the three month periods ended March 31, 1994 and 1993.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At March 31, 1994 and December 31, 1993, the Partnership had cash and cash equivalents of approximately $15,352,000 and $18,907,000, respectively. Such funds were available for debt service, working capital requirements and distributions to partners. The source of both short-term and long-term future liquidity is expected to be derived from the sale of housing units, homesites and land parcels and through the Partnership's credit facilities, which are discussed below.

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

Furthermore, in February 1994, the Partnership made a distribution for 1993 of $2,565,433 to its Limited Partners ($6.35 per Interest) and $142,523 to the General Partner and Associate Limited Partners, collectively. As mentioned below, the Partnership's income property term loan, revolving line of credit and letter of credit facility are due for renewal in July 1994. Although the Partnership is hopeful these renewals will be obtained, there can be no assurance that such will occur or that the terms, amounts and restrictions of the renewed credit facilities will be similar to those under the Partnership's existing facilities. As a result, the Partnership will not be able to assess whether or not cash distributions to partners can be made for 1994 until the end of 1994 when the final operating results for the year, as well as the terms and conditions of a new credit facility, are known.

      In October 1992, the Partnership and its lenders executed a binding agreement to restructure the Partnership's credit facility. The new facility consists of a term loan in the amount of $126,805,195, a revolving line of credit facility up to $45 million, an income property term loan of $20 million and a $15 million letter of credit facility. The term loan, the revolving line of credit and the letter of credit facility are secured by recorded mortgages and security interests on all otherwise unencumbered real property assets of the Partnership as well as an assignment of all mortgages receivable, equity memberships, certain joint venture interests or proceeds from joint ventures, and cash balances with the exception of deposits held in escrow). The income property term loan is secured by the recorded first mortgages on a mixed-use center and an office building in Boca Raton, Florida.

All of the notes under the new facility are cross-collateralized and cross-defaulted.

     The Partnership made the required principal repayments of $8 million and $10 million on the term loan in February 1993 and March 1994, respectively. Principal repayments of $10 million on the term loan are due in each of the years 1995 and 1996, and the remaining balance outstanding is due in 1997. In addition, the new term loan agreement provides for additional principal repayments based upon a specified percentage of available cash flow and upon the sale of certain assets. For the three months ended March 31, 1994, the Partnership made additional term loan payments totalling approximately $6.2 million. Under the new income property term loan, monthly principal and interest payments are required to be paid on a 25-year amortization schedule with the remaining balance outstanding due in July 1994. The revolving line of credit and the letter of credit facility also mature in July 1994. The Partnership is in the process of negotiating a renewal of its credit facilities. Although the Partnership is hopeful these renewals will be obtained, there can be no assurance that such will occur or that the terms, amounts and restrictions of the renewed credit facilities will be similar to those under the Partnership's existing facilities. At March 31, 1994, all of the term loan proceeds had been borrowed with a remaining outstanding balance of $92,097,206, and $0, $18,733,327 and $11,884,393 were outstanding on the revolving line of credit facility, the income property term loan and the letter of credit facility, respectively.

     The facility contains significant restrictions with respect to the payment of distributions to partners, the maintenance of certain loan-to-value ratios, the use of proceeds from the sale of the Partnership's assets, and advances to the Partnership's joint ventures. Other than the uncertainty surrounding the funding of any required joint venture advances, which require the lenders' approval, and subject to the successful renewal of the Partnership's credit facilities as discussed above, the Partnership believes that the current and expected future liquidity and capital resources of the Partnership, including its restructured bank credit facilities, generally should be adequate to fund currently expected short- and long-term capital requirements for development and other costs of operations.

     During November 1993, the Partnership received a commitment from a lender for a $24 million revolving construction line of credit for the first building and certain amenities within the Partnership's new condominium project on Longboat Key, Florida known as Grand Bay. This line of credit was subsequently executed in January 1994. The line of credit bears interest at the lender's prime rate plus 3/4% per annum and matures in January 1996. See
Note 4 for further discussion regarding this line of credit.

     Certain of the Partnership's property within the Cullasaja Community is encumbered by a mortgage note with an outstanding principal balance of approximately $5.4 million at March 31, 1994. This note matured on March 1, 1994. The Partnership is currently seeking an extension of this loan, however, there can be no assurance the Partnership will obtain an extension. This note is collateralized by a first mortgage on certain real estate inventories and 12.5% of the outstanding balance is guaranteed by the Partnership.

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

     In June 1993, the Partnership executed an agreement with Equitable South Florida Venture ("Equitable"), the successor in interest to Tishman Speyer/Equitable South Florida Venture, the original purchaser of approximately 390 acres of land in Increment III of the Partnership's Weston Community, whereby, in exchange for $5 million, the Partnership repurchased approximately 330 acres of the land and Equitable agreed to relieve the Partnership of the obligations under certain provisions of the Sale and Purchase Agreement dated December 15, 1983 which were assumed by the Partnership in connection with the purchase of the assets of Arvida Corporation in September 1987. Of the agreed upon price of $5 million, $2.5 million was paid at closing and the balance of $2.5 million is payable in equal annual installments of $500,000 together with interest thereon at 8% per annum beginning May 1994. The first $500,000 principal repayment was received in May 1994. The unpaid principal balance is secured by a mortgage on certain real estate located in the Weston Community. As part of its efforts to obtain the appropriate development permits discussed in the preceding paragraph, the Partnership has included this land as part of its proposed mitigation plan for the development of Increment III of its Weston Community.

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

     The Partnership has been advised by Merrill Lynch that Merrill Lynch has been named a defendant in actions pending in the Eleventh and Seventeenth Judicial Circuit Courts in Dade and Broward Counties, Florida to compel arbitration of claims brought by certain investors of the Partnership representing approximately 4% of the total Interests outstanding. Merrill Lynch has asked the Partnership and its General Partner to confirm an obligation of the Partnership and its General Partner to indemnify Merrill Lynch in these claims against all loss, liability, claim, damage and expense, including without limitation attorney's fees and expenses, under the terms of a certain Agency Agreement dated September 15, 1987 with the Partnership relating to the sale of Interests in the Partnership through Merrill Lynch on behalf of the Partnership. The Partnership is unable to determine at this time the ultimate investment of investors who have filed arbitration claims as to which Merrill Lynch might seek indemnification in the future. At this time, and based upon the information presently available about the arbitration statements of claims filed by some of these investors, the Partnership and its General Partner believe that they have meritorious defenses to demands for indemnification made by Merrill Lynch and intend to vigorously pursue such defenses. In the event Merrill Lynch is entitled to indemnification of its attorney's fees and expenses or other losses and expenses, these amounts may prove to be material.

     Reference is made to Part II - OTHER INFORMATION - Item 1. Legal Proceedings, for a discussion of various lawsuits, in which the Partnership is a defendant, allegedly arising out of or relating to Hurricane Andrew and certain property damage allegedly suffered by the plaintiffs at a previously developed community known as Country Walk.

RESULTS OF OPERATIONS

     The results of operations for the three months ended March 31, 1994 and 1993 are primarily attributable to the development and sale or operation of the Partnership's assets. See Note 1 for a discussion regarding the recognition of profit from sales of real estate.

     Revenues from housing and homesite activities are recognized upon the closing of homes and developed lots, respectively, within the Partnership's Communities. Land and property revenues are generated from the closing of developed and undeveloped residential and/or commercial land tracts, as well as gross revenues earned from the sale of equity memberships in the clubs within the Partnership's Boca Raton and Jacksonville, Florida Communities, as well as its Community near Highlands, North Carolina.

     Cost of revenues pertaining to the Partnership's housing sales reflect the cost of the acquired assets as well as development and construction expenditures, certain capitalized overhead costs, capitalized interest, real estate taxes, marketing, and disposition costs. The costs related to the Partnership's homesite sales reflect the cost of the acquired assets, related development expenditures, certain capitalized overhead costs, capitalized interest, real estate taxes and disposition costs. Land and property costs reflect the cost of the acquired assets, certain development costs and related disposition costs, as well as the cost associated with the sale of equity memberships.

     Housing revenues increased significantly for the three month period ended March 31, 1994 as compared to the same period in 1993 due primarily to an increase in the number of closings at the Partnership's Weston and Broken Sound Communities. The Partnership also experienced increased revenues at its Communities in Tampa and Jacksonville, Florida, due to the introduction of new products in 1993 which had their initial closings in the fourth quarter of 1993. In an effort to capture additional market share in Broward County, Florida, the Partnership introduced several new value-oriented products in Weston in late 1992 and early 1993 which had their initial closings in the third quarter of 1993. The success of these products contributed significantly to the increased closings in Weston and the overall increase in housing revenues for the first three months in 1994 as compared to the same period in 1993. Revenues increased at Broken Sound due to new products introduced in late 1992 which had their initial closings in the second quarter of 1993.

     Gross operating profit from housing activities increased for the three months ended March 31, 1994 as compared to the same period in 1993 due to a change in the mix of product closed, with more of the higher margin activity at the Partnership's Broken Sound Community, as well as the effect of a change in estimated construction costs which resulted in a credit to housing cost of sales in the first quarter of 1994.

     Homesite revenues increased for the three months ended March 31, 1994 as compared to the same period in 1993 due primarily to the initial closings of lots in several homesite products introduced early in 1993 in the Weston Hills Country Club section of the Partnership's Weston Community. This favorable variance was partially offset, however, by decreased revenues from certain other homesite products at Weston which had their final closings in 1993, and a decrease in the number of lots closed at the Partnership's Jacksonville Golf & Country Club Community.

     The increase in gross operating profit from homesite closings is due primarily to increased revenues realized from location premiums related to the closings of lots in the Partnership's Weston Hills Country Club section of the Weston Community.

     The decrease in land and property revenues for the three months ended March 31, 1994 as compared to 1993 is due primarily to decreased equity sales revenues at the Partnership's clubs in Boca Raton and Jacksonville, Florida. Gross operating profit from land and property sales increased, however, due to increased revenue recognition in the first quarter of 1994 for sales for which profits had previously been deferred, as they did not meet the criteria for revenue recognition in accordance with generally accepted accounting principles.

     Operating properties represents activity from the Partnership's club and hotel operations, commercial properties and certain other operating assets. Revenues generated by the Partnership's operating properties increased for the three months ended March 31, 1994 as compared to the same period in 1993 primarily as a result of an increase in membership activity at the Partnership's club facilities in Weston and River Hills, resulting from the overall increase in sales activity within those Communities. In addition, revenues from the Partnership's cable operations in Weston increased for the first quarter in 1994 as compared to the same period in 1993 resulting from an increase in the number of cable subscribers within that Community as well as a change in the cable rate structure. These favorable variances were partially offset, however, as 1994 revenues included no activity from the Oakbridge Club, which was sold in October 1993 to an unaffiliated third party.

     Gross operating profit generated by the Partnership's operating properties increased for the three months ended March 31, 1994 as compared to 1993 due primarily to the reclassification during the second quarter of 1993 of amounts advanced to the Broken Sound Club which had been recorded to operating properties cost of sales in the first quarter of 1993. These amounts were reclassified to accounts receivable in May 1993 as the year-to-date operations and the club's then current operating budget for the remainder of the year indicated there would be significant cash available by year end 1993, and all amounts advanced by the Partnership would be reimbursed prior to December 31, 1993. In addition, gross operating profits increased at the Partnership's club facility due to the implementation of numerous cost reduction programs.

     Brokerage and other operations represent activity from the sale of builders' homes within the Partnership's Communities, activity from the resale of real estate inside and outside of the Partnership's Communities, proceeds from the Partnership's property management activities, as well as fees earned from various management agreements with joint ventures.

     Selling, general and administrative expenses include all marketing costs, with the exception of those costs capitalized in conjunction with the construction of housing units, and project and general administrative costs. These expenses are net of the marketing fee reimbursements received from third-party builders. The increase in selling, general and administrative expenses for the three months ended March 31, 1994 as compared to 1993 is due primarily to certain non-recurring credits recorded in the first quarter of 1993, reducing expense for that period, as well as an increase in time spent on the administration of the Partnership in 1994.

     Interest and real estate taxes decreased for the three month period ended March 31, 1994 as compared to the same period in 1993 due primarily to an overall decrease in the Partnership's average debt balance outstanding as well as the maturity of one of the Partnership's interest rate swap arrangements in February 1994.

     For the quarter ended March 31, 1994, the Partnership (including its consolidated and unconsolidated joint ventures accounted for under the equity method) closed on the sale of 154 housing units, 150 homesites and approximately 3.4 acres of undeveloped land. This compares to closings in the first quarter of 1993 of 78 housing units, 153 homesites and approximately one acre of undeveloped land. Outstanding contracts ("backlog") as of March 31, 1994 were for 577 housing units, 114 homesites, and approximately 45 acres of developed and undeveloped land tracts. This compares to a backlog as of March 31, 1993 of 314 housing units, 120 homesites and approximately 55 acres of developed and undeveloped land tracts.

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     The Partnership is involved in an Environmental Protection Agency (EPA) administrative enforcement proceeding with regard to the Partnership's Water's Edge property. The EPA has asserted that a dam built to create a lake at the Community during the time the property was owned by the Seller was in violation of Section 404 of the Clean Water Act in that certain wetlands areas had been filled. Pursuant to a Consent Agreement and Order entered into with the EPA, the Partnership acquired certain land (at a cost of approximately $400,000) for which it has developed and implemented a plan of mitigation for the wetlands lost. In accordance with certain provisions of the Consent Agreement and Order, the Partnership must provide the EPA with periodic reports regarding the status of the mitigation plan. The Partnership has also entered into another Consent Agreement and Order with the EPA pursuant to which the Partnership will pay a civil penalty of $125,000. Finalization of this Consent Agreement and Order and payment of the civil penalty is subject to a thirty-day public notice period. The Partnership cannot assure that the settlement agreement in fact will be consummated. The Partnership is actively pursuing indemnification from the Seller for the total costs that will ultimately be incurred to resolve this issue. There can be no assurance that the Partnership will be reimbursed by the Seller.

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

     The Partnership has negotiated the terms of a class action settlement with opposing counsel in one of the pending homeowners' lawsuits, which has the potential for resolving substantial portions of the pending homeowners' lawsuits which have been filed. On June 3, 1993, the Circuit Court of Dade County entered an order preliminarily finding that the Partnership's proposed class action settlement agreement, as revised, was within the range of what appeared to be a fair and adequate settlement of the claims filed by single-family homeowners and condominium owners at Country Walk. On August 10, 1993, the court issued a final order approving the class action settlement. The settlement, which is designed to resolve claims arising in connection with estate and patio homes and condominiums sold by the Partnership after September 10, 1987, is structured to compensate residents for losses not covered by insurance. Settlement amounts payable are a function of the type of unit involved and the claimant's proof regarding the adequacy of insurance proceeds. Homeowners of 188 units in Country Walk have accepted the settlement. Those who affirmatively rejected the offer may continue to litigate against the Partnership. The Partnership currently believes that the class action settlement may cost approximately $2.5 million. The settlement is being funded by one of the Partnership's insurers, subject to a reservation of rights. The amount of money, if any, which the insurance company may recover from the Partnership pursuant to its reservation of rights is uncertain.

     On February 24, 1994, the Partnership was dismissed from the pending class action homeowner lawsuits pursuant to the class action settlement. In addition, the Partnership has been informed that Disney and an insurer have reached agreements to settle five of the individual homeowner actions which were tendered by the Partnership to Disney. As proposed, these Disney settlements would be funded without any contribution from the Partnership. There is no assurance that the Disney settlements will be finalized.

     As noted above, those homeowners who affirmatively rejected the offer of settlement may continue to litigate. The Partnership is currently a defendant numerous lawsuits brought by condominium and patio homeowners, all of whom have declined to accept the terms of the class action settlement. These lawsuits, involving nineteen named individuals, are pending in the Circuit Court of Dade County. In these lawsuits, plaintiffs allege a variety of claims involving, among other things, breach of warranty, negligence and building code violations. The Partnership intends to vigorously defend itself in these matters.

     On April 19, 1993, a subrogation claim entitled Village Homes At Country Walk Master Maintenance Association, Inc. v. Arvida Corporation et al., was filed in the 11th Judicial Circuit for Dade County. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). Plaintiffs seek to recover damages and pre- and post-judgment interest in connection with $10,873,000 American Reliance has allegedly paid, plus amounts it may have to pay in the future to the condominium association at Country Walk in the wake of Hurricane Andrew. Disney is also a defendant in this suit. The Partnership believes that the amount of this claim that allegedly relates to units it sold is approximately $3,600,000. On July 1, 1993, a subrogation lawsuit entitled Prudential Property and Casualty Company
v. Arvida/JMB Partners, et al., was filed in the 11th Judicial Circuit for Dade County. Plaintiff seeks to recover damages, costs, and interest in connection with $16,679,622 Prudential allegedly paid to its insureds living in Country Walk at the time of Hurricane Andrew. Disney is also a defendant in this suit. The Partnership believes that the amount of this claim that allegedly relates to homes built or sold by it is approximately $1,686,000.
On July 15, 1993, a subrogation lawsuit entitled Allstate Insurance Company v. Arvida/JMB Partners, et al., was filed in the 11th Judicial Circuit for Dade County. Plaintiff seeks to recover damages, costs, and interest in connection with $18,540,196 Allstate allegedly paid to its insureds living in Country Walk at the time of Hurricane Andrew. Disney is also a defendant in this suit. The Partnership believes that the amount of this claim that allegedly relates to homes it allegedly built or sold is approximately $2,036,000. The Partnership settled a threatened subrogation action by State Farm Insurance Company which had been seeking approximately $7.3 million plus pre-judgement interest, as well as the Allstate subrogation action. The Allstate settlement was funded by one of the Partnership's insurance carriers subject to a reservation of rights. The amount of money the insurance carrier may seek to recover from the Partnership for this and any other settlements it has funded is uncertain. The Partnership is a defendant in and anticipates other subrogation claims by insurance companies which have allegedly paid policy benefits to Country Walk residents. The Partnership intends to defend itself vigorously in all such matters.

     The Partnership has resolved a claim for construction related damages brought by the Villages of Country Walk Homeowners' Association, Inc., among others. Two of the Partnership's insurance carriers funded a settlement in the amount of $2,740,000 to resolve claims related to the construction of the common elements of the condominium units at Country Walk. One of the insurance carriers which funded approximately $740,000 of the settlement amount has issued a reservation of rights in connection with these claims and the extent to which that insurance company may ultimately recover any of these proceeds from the Partnership is unknown.

     On April 25, 1994, an amended complaint captioned Berry v. Merrill Lynch, Pierce Fenner & Smith, Arvida/JMB Partners, Limited Partner, Arvida/JMB Managers, Inc. and Does 1 through 100, was filed in the Superior Court of the State of California in and for the County of San Diego, Case No. 669709. The lawsuit was purportedly filed as a class action on behalf of the named plaintiffs and all other persons or entities in the State of California who bought or acquired, directly or indirectly, limited partnership interests ("Interests") in the Partnership from September 1, 1987 through the present. The amended complaint in the action alleges, among other things, that the defendants made misrepresentations and concealed various facts, breached fiduciary duties, and violated a contractual covenant of good faith in connection with the sale of Interests in the Partnership. The amended complaint further alleges that such conduct violated California state law relating to fraud, breach of fiduciary duty, willful suppression of facts, breach of the covenant of good faith, and conspiracy. Plaintiffs, on behalf of themselves and the purported plaintiff class, seek unspecified compensatory damages, consequential damages, punitive and exemplary damages, interest, costs of the suit, and such other relief as the court may order. The Partnership believes that the lawsuit is without merit and intends to vigorously defend itself.

     Other than as described above, the Partnership is not subject to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership. Reference is made to Note 2 regarding certain other litigation involving the Partnership. Reference is also made to Note 7 of Notes to Consolidated Financial Statements for a discussion of certain claims by Merrill Lynch for indemnification by the Partnership and the General Partner against losses and expenses that may be suffered by Merrill Lynch relating to claims for arbitration asserted against it by certain investors in the Partnership.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

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

      4.7 $24,000,000 Consolidated Revolving Promissory Note dated January 14, 1994 by and between Arvida Grand Bay Limited Partnership-I, Arvida Grand Bay Limited Partnership-II, Arvida Grand Bay Limited Partnership-III, Arvida Grand Bay Limited Partnership-IV, Arvida Grand Bay Limited Partnership-V, and Arvida Grand Bay Limited Partnership-VI and Barnett Bank of Broward County, N.A. is herein incorporated by reference to the Partnership's report for December 31, 1993 on Form 10K (File No. 0-16976) dated March 25, 1994.

      4.8 Amended and Restated Mortgage and Security Agreement dated January 14, 1994 by and between Arvida Grand Bay Limited Partnership-I, Arvida Grand Bay Limited Partnership-II, Arvida Grand Bay Limited Partnership-III, Arvida Grand Bay Limited Partnership-IV, Arvida Grand Bay Limited Partnership-V, Arvida Grand Bay Limited Partnership-VI and Arvida Grand Bay Properties, Inc. and Barnett Bank of Broward County, N.A. is herein incorporated by reference to the Partnership's report for December 31, 1993 on Form 10K (File No. 0-16976) dated March 25, 1994.

      4.9 Construction Loan Agreement dated January 14, 1994 by and between Arvida Grand Bay Limited Partnership-I and Arvida Grand Bay Properties, Inc. and Barnett Bank of Broward County, N.A. is herein incorporated by reference to the Partnership's report for December 31, 1993 on Form 10K (File No. 0-16976) dated March 25, 1994.

      10.1. Agreement between the Partnership and The Walt Disney Company dated January 29, 1987 is hereby incorporated by reference to Exhibit 10.2 to the Partnership's Registration Statement on Form S-1 (File No. 33-14091) under the Securities Act of 1933 filed on May 7, 1987.

      10.2. Management, Advisory and Supervisory Agreement is hereby incorporated by reference to Exhibit 10.2 to the Partnership's report for December 31, 1990 on Form 10-K (File No. 0-16976) dated March 27, 1991.

      10.3. Letter Agreement, dated as of September 10, 1987, between the Partnership and The Walt Disney Company, together with exhibits and related documents.**

      10.4. Joint Venture Agreement dated as of September 10, 1987, of Arvida/JMB Partners, a Florida general partnership. **

      10.5. Credit facility restructuring proposal between the Partnership and Chemical Bank dated March 5, 1992 is hereby incorporated by reference to
Exhibit 10.5 to the Partnership's report for December 31, 1991 on Form 10-K (File No. 0-16976) filed on March 27, 1992.


              * Previously filed with the Securities and Exchange Commission as Exhibit 4.0 to the Partnership's Form 10-K Report (File No. 0-16976) filed on March 29, 1993 and incorporated herein by reference.

              **   Previously filed with the Securities and Exchange Commission as Exhibits 10.4 and 10.5, respectively, to the Partnership's Registration Statement (as amended) on Form S-1 (File No. 33-14091) under the Securities
Act of 1933 filed on September 11, 1987 and incorporated herein by reference.

              *** Previously filed with the Securities and Exchange Commission as Exhibits 4.2 and 4.3, respectively, to the Partnership's Form 10-K Report (File No. 0-16976) filed on March 27, 1990 and incorporated herein by reference.

              **** Previously filed with the Securities and Exchange Commissions as Exhibits 4.1 and 4.2, respectively, to the Partnership's Form 10-Q (File No. 0-16976) filed on August 13, 1993 and incorporated herein by reference.


     (b) No reports on Form 8-K were required or filed since the beginning of the last quarter of the period covered by this report.

                                     SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       ARVIDA/JMB PARTNERS, L.P.

                       BY:    Arvida/JMB Managers, Inc.
                              (The General Partner)




                              By:   GAILEN J. HULL
                                    Gailen J. Hull, Vice President
                              Date: May 11, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                    GAILEN J. HULL
                                    Gailen J. Hull, Principal Accounting Officer
                              Date: May 11, 1994