Form 10-Q/A
period 1994-03-31
ARVIDA JMB PARTNERS L P
filed 1994-06-24
CIK 814046

June 23, 1994


U.S. Securities and Exchange Commission
Operations Center, Stop 0-7
6432 General Green Way
Alexandria, Virginia  22312

Re:      Arvida/JMB Partners, L.P.
         Commission File No. 0-16976
         Form 10-Q


Gentlemen:

Transmitted, for the above-captioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-Q\A for the quarter ended March 31, 1994.

Thank you.

Very truly yours,

ARVIDA/JMB PARTNERS, L.P.

By:      Arvida/JMB Managers, Inc.
         (The General Partner)



         By:   C. SCOTT NELSON
               C. Scott Nelson, Vice President
               Accounting Officer


CSN:tm
Enclosures



                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549



                                     FORM 10Q\A


                                   AMENDMENT NO. 1


                  Filed pursuant to Section 12, 13, or 15(d) of the
                           Securities Exchange Act of 1934



                              ARVIDA/JMB PARTNERS, L.P.
               (Exact name of registrant as specified in its charter)



     The undersigned registrant hereby amends the following sections of its Report for March 31, 1994 on Form 10-Q as set forth in the pages attached hereto:

                           PART I.  FINANCIAL INFORMATION
                            ITEM 1.  FINANCIAL STATEMENTS

                                 Pages 3 through 21


                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 Pages 22 through 26



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 ARVIDA/JMB PARTNERS, L.P.

                                 BY:   Arvida/JMB Managers, L.P.
                                       (The General Partner)




                                       By:    C. SCOTT NELSON
                                              C. Scott Nelson, Vice President
                                              Accounting Officer






Dated:  June 23, 1994

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                                                  ARVIDA/JMB PARTNERS, L.P.
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                                 CONSOLIDATED BALANCE SHEETS

                                                            MARCH 31, 1994 AND DECEMBER 31, 1993

(UNAUDITED)

                                                                           ASSETS
                                                                           ------

                                                                                                       MARCH 31,       DECEMBER 31,
                                                                                                         1994             1993
                                                                                                     ------------      -----------
Cash and cash equivalents (note 3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  7,610,044       18,906,679
Restricted cash (note 3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13,424,745       12,645,678
Trade and other accounts receivable (net of allowance for doubtful accounts of $396,587 at
  March 31, 1994 and $381,151 at December 31, 1993). . . . . . . . . . . . . . . . . . . . . . . .      3,706,928        7,298,714
Mortgages receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,291,622        2,940,961
Real estate inventories (note 2) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    199,870,642      188,679,152
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     67,170,543       66,989,577
Investments in and advances to joint ventures, net . . . . . . . . . . . . . . . . . . . . . . . .     24,238,767       24,731,852
Equity memberships . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14,145,297       15,146,661
Amounts due from affiliates (note 6) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        130,799           88,389
Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9,267,524        9,007,402
                                                                                                     ------------     ------------

          Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $341,856,911      346,435,065
                                                                                                     ============     ============














                                                                              3
                                                                  ARVIDA/JMB PARTNERS, L.P.
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                           CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                      (UNAUDITED)

                                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                                    -----------------------------------------------------

                                                                                                       MARCH 31,       DECEMBER 31,
                                                                                                         1994             1993
                                                                                                     ------------      -----------

  Liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 12,957,778       10,667,317
  Deposits and unearned income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22,686,202       22,010,408
  Accrued expenses and other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14,609,403       13,896,171
  Notes and mortgages payable, net (note 4). . . . . . . . . . . . . . . . . . . . . . . . . . . .    133,730,307      147,770,992
                                                                                                     ------------     ------------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    183,983,690      194,344,888
                                                                                                     ------------     ------------
Partners' capital accounts (deficits):
  General Partner and Associate Limited Partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,000           20,000
    Cumulative net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     33,941,389       33,739,753
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (33,609,346)     (33,466,823)
                                                                                                     ------------     ------------
                                                                                                          352,043          292,930
                                                                                                     ------------     ------------
  Limited Partners:
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . . . . . . . . . .    364,841,815      364,841,815
    Cumulative net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (70,674,329)     (78,963,692)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (136,646,308)    (134,080,876)
                                                                                                     ------------     ------------
                                                                                                      157,521,178      151,797,247
                                                                                                     ------------     ------------
          Total partners' capital accounts (deficits). . . . . . . . . . . . . . . . . . . . . . .    157,873,221      152,090,177
                                                                                                     ------------     ------------
  Commitments and contingencies (notes 1, 4, 5, 6, 7 and 8)

          Total liabilities and partners' capital. . . . . . . . . . . . . . . . . . . . . . . . .   $341,856,911      346,435,065
                                                                                                     ============     ============



                                                         The accompanying notes are an integral part
                                                         of these consolidated financial statements.

                                                                              4

                                                                  ARVIDA/JMB PARTNERS, L.P.
                                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                                                         (UNAUDITED)
                                                                                                          1994             1993
                                                                                                      -----------       ----------
Revenues:
  Housing. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 31,907,079        7,921,490
  Homesites. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12,096,734       10,836,164
  Land and property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,438,398        3,017,998
  Operating properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,512,475        7,113,728
  Brokerage and other operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,786,435        7,039,136
                                                                                                      -----------       ----------
          Total revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     60,741,121       35,928,516
                                                                                                      -----------       ----------
Cost of revenues:
  Housing. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24,986,943        6,549,319
  Homesites. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,138,056        7,219,696
  Land and property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,570,393        2,448,436
  Operating properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,640,339        8,718,517
  Brokerage and other operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,948,063        5,978,631
                                                                                                      -----------       ----------
          Total cost of revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     45,283,794       30,914,599
                                                                                                      -----------       ----------
Gross operating profit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15,457,327        5,013,917
Selling, general and administrative expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .     (4,964,808)      (3,637,018)
                                                                                                      -----------       ----------
          Net operating income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10,492,519        1,376,899

Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        107,145          254,302
Equity in earnings of unconsolidated ventures. . . . . . . . . . . . . . . . . . . . . . . . . . .         53,191          172,974
Interest and real estate taxes, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,161,856)      (3,064,405)
                                                                                                      -----------       ----------

          Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 8,490,999       (1,260,230)
                                                                                                      ===========       ==========
          Net income (loss) per Limited Partnership Interest . . . . . . . . . . . . . . . . . . .    $     20.52            (3.12)
                                                                                                      ===========       ==========
          Cash distributions per Limited Partnership Interest. . . . . . . . . . . . . . . . . . .    $      6.35            --
                                                                                                      ===========       ==========



                                   The accompanying notes are an integral part of these consolidated financial statements.

                                                                              5

                                                                  ARVIDA/JMB PARTNERS, L.P.
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         THREE MONTHS ENDED MARCH 31, 1994 AND 1993

                                                                         (UNAUDITED)


                                                                                                          1994              1993
                                                                                                   ------------      -----------
Net income (loss). . .
Charges (credits) to net income (loss) not using (providing) cash:
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,430,840        1,727,116
  Equity in earnings of unconsolidated ventures. . . . . . . . . . . . . . . . . . . . . . . . . .        (53,191)        (172,974)
  Provision for doubtful accounts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --              25,336
  (Gain) loss on sale of property and equipment. . . . . . . . . . . . . . . . . . . . . . . . . .         32,968           (6,510)
Changes in:
  Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (779,067)          60,691
  Trade and other accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,591,786           40,174
  Real estate inventories:
    Additions to real estate inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (40,990,850)     (13,849,875)
    Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     32,695,392       16,217,451
    Capitalized interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,970,221)      (2,098,296)
    Capitalized real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (925,811)        (994,538)
  Equity memberships . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,001,364        1,241,315
  Amounts due from affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (42,410)        (696,940)
  Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (447,058)       1,071,153
  Accounts payable, accrued expenses and other liabilities . . . . . . . . . . . . . . . . . . . .      3,101,635          897,292
  Deposits and unearned income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        675,794        2,701,721
                                                                                                     ------------      -----------
          Total adjustments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,678,829)       6,163,116
                                                                                                     ------------      -----------
          Net cash provided by operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,812,170        4,902,886
                                                                                                     ------------      -----------













                                                                              6

                                                                  ARVIDA/JMB PARTNERS, L.P.
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES
                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                                         1994              1993
                                                                                                     ------------      -----------
Cash flows from investing activities:
  Mortgages receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        649,339          190,837
  Acquisitions of property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,459,912)      (1,050,356)
  Proceeds from disposals of property and equipment. . . . . . . . . . . . . . . . . . . . . . . .          2,074            7,746
  Joint venture distributions (contributions), net . . . . . . . . . . . . . . . . . . . . . . . .        272,473          (81,000)
  Payments from (advances to) joint ventures . . . . . . . . . . . . . . . . . . . . . . . . . . .        175,862       (2,323,220)
  Proceeds from acquisition of joint venture interest. . . . . . . . . . . . . . . . . . . . . . .          --               6,614
                                                                                                     ------------      -----------
          Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . . . . . .       (360,164)      (3,249,379)
                                                                                                     ------------      -----------
Cash flows from financing activities:
  Proceeds from notes and mortgages payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,591,957        3,770,366
  Payments of notes and mortgages payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (16,632,642)     (10,529,634)
  Distributions to General Partner and Associate Limited Partners. . . . . . . . . . . . . . . . .       (142,523)           --
  Distributions to Limited Partners. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,565,433)           --
                                                                                                     ------------      -----------
          Net cash used in financing activities. . . . . . . . . . . . . . . . . . . . . . . . . .    (16,748,641)      (6,759,268)
                                                                                                     ------------      -----------
Decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (11,296,635)      (5,105,761)
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . .     18,906,679        7,634,320
                                                                                                     ------------      -----------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  7,610,044        2,528,559
                                                                                                     ============      ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest, net of amounts capitalized. . . . . . . . . . . . . .   $  1,451,118        2,376,361
                                                                                                     ============      ===========
  Non-cash investing and financing activities:
    Acquisition of joint venture interests (note 5). . . . . . . . . . . . . . . . . . . . . . . .   $      --             324,169
                                                                                                     ------------      -----------
                                                                                                     $      --             324,169
                                                                                                     ============      ===========








                                   The accompanying notes are an integral part of these consolidated financial statements.

                                                                              7

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

     In accordance with the Partnership Agreement, the General Partner and Associate Limited Partners have deferred a portion of their distributions of net cash flow from the Partnership totalling approximately $936,000. This amount does not bear interest and is expected to be paid in future periods subject to certain restrictions contained in the Partnership's credit facility agreement.

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

(10)  ADJUSTMENTS

     In the opinion of the General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated statements as of March 31, 1994 and December 31, 1993 and for the three month periods ended March 31, 1994 and 1993.
PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At March 31, 1994 and December 31, 1993, the Partnership had cash and cash equivalents of approximately $7,610,000 and $18,907,000, respectively. Such funds were available for debt service, working capital requirements and distributions to partners. The source of both short-term and long-term future liquidity is expected to be derived from the sale of housing units, homesites and land parcels and through the Partnership's credit facilities, which are discussed below.

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