Form 10-Q
period 1994-06-30
ARVIDA JMB PARTNERS L P
filed 1994-08-15
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C.   20549



                                      FORM 10-Q



                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934




         For the quarter ended June 30, 1994    Commission file #0-16976




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
Yes   X     No


                                  TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION


Item 1.      Financial Statements. . . . . . . . . . . . . . . . . . .      3


Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations. . . . . . . . . . . . . . . . . . . . . . . .     22


PART II      OTHER INFORMATION

Item 1.      Legal Proceedings . . . . . . . . . . . . . . . . . . . .     28

Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . . .     31

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                                                  ARVIDA/JMB PARTNERS, L.P.
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                                 CONSOLIDATED BALANCE SHEETS

                                                             JUNE 30, 1994 AND DECEMBER 31, 1993

(UNAUDITED)

                                                                           ASSETS
                                                                           ------

                                                                                                    JUNE 30,       DECEMBER 31,
                                                                                                     1994             1993
                                                                                                 ------------      -----------
Cash and cash equivalents (note 3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 13,645,552       18,906,679
Restricted cash (note 3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16,008,354       12,645,678
Trade and other accounts receivable (net of allowance for doubtful accounts of $380,372 at
  June 30, 1994 and $381,151 at December 31, 1993) . . . . . . . . . . . . . . . . . . . . . .     19,396,410        7,298,714
Mortgages receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,814,373        2,940,961
Real estate inventories (note 2) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    197,028,318      188,679,152
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     67,770,117       66,989,577
Investments in and advances to joint ventures, net . . . . . . . . . . . . . . . . . . . . . .     24,229,321       24,731,852
Equity memberships . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     13,628,590       15,146,661
Amounts due from affiliates (note 6) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         45,705           88,389
Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,736,013        9,007,402
                                                                                                 ------------     ------------

          Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $362,302,753      346,435,065
                                                                                                 ============     ============
                                                                  ARVIDA/JMB PARTNERS, L.P.
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                           CONSOLIDATED BALANCE SHEETS (CONTINUED)

(UNAUDITED)

                                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                                    -----------------------------------------------------

                                                                                                   JUNE 30,       DECEMBER 31,
                                                                                                     1994             1993
                                                                                                 ------------      -----------

Liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 14,211,061       10,667,317
  Deposits and unearned income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     30,059,426       22,010,408
  Accrued expenses and other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .     15,823,006       13,896,171
  Notes and mortgages payable, net (note 4). . . . . . . . . . . . . . . . . . . . . . . . . .    130,677,256      147,770,992
                                                                                                 ------------     ------------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    190,770,749      194,344,888
                                                                                                 ------------     ------------
Partners' capital accounts (deficits):
  General Partner and Associate Limited Partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,000           20,000
    Cumulative net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     34,077,977       33,739,753
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (33,609,346)     (33,466,823)
                                                                                                 ------------     ------------
                                                                                                      488,631          292,930
                                                                                                 ------------     ------------
  Limited Partners:
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . . . . . . . .    364,841,815      364,841,815
    Cumulative net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (57,152,134)     (78,963,692)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (136,646,308)    (134,080,876)
                                                                                                 ------------     ------------
                                                                                                  171,043,373      151,797,247
                                                                                                 ------------     ------------
          Total partners' capital accounts (deficits). . . . . . . . . . . . . . . . . . . . .    171,532,004      152,090,177
                                                                                                 ------------     ------------
  Commitments and contingencies (notes 1, 4, 5, 6, 7 and 8)

          Total liabilities and partners' capital. . . . . . . . . . . . . . . . . . . . . . .   $362,302,753      346,435,065
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

                                                                  ARVIDA/JMB PARTNERS, L.P.
                                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      THREE AND SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                                                         (UNAUDITED)
                                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                           JUNE 30                           JUNE 30
                                                                   --------------------------       --------------------------
                                                                      1994            1993            1994             1993
                                                                   -----------      ----------     -----------       ----------
Revenues:
  Housing. . . . . . . . . . . . . . . . . . . . . . . . . . . . . $59,421,466      10,869,634      91,328,545       18,791,124
  Homesites. . . . . . . . . . . . . . . . . . . . . . . . . . . .  11,799,494       9,644,821      23,896,228       20,480,985
  Land and property. . . . . . . . . . . . . . . . . . . . . . . .   2,382,739       3,877,247       4,821,137        6,895,245
  Operating properties . . . . . . . . . . . . . . . . . . . . . .   6,202,194       6,117,011      13,714,669       13,230,739
  Brokerage and other operations . . . . . . . . . . . . . . . . .   9,472,056       8,264,112      16,258,491       15,303,248
                                                                   -----------      ----------     -----------       ----------
          Total revenues . . . . . . . . . . . . . . . . . . . . .  89,277,949      38,772,825     150,019,070       74,701,341
                                                                   -----------      ----------     -----------       ----------
Cost of revenues:
  Housing. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  46,000,439       8,702,239      70,987,382       15,251,558
  Homesites. . . . . . . . . . . . . . . . . . . . . . . . . . . .   8,084,899       6,474,443      14,222,955       13,694,139
  Land and property. . . . . . . . . . . . . . . . . . . . . . . .     675,972       2,395,740       2,246,365        4,844,176
  Operating properties . . . . . . . . . . . . . . . . . . . . . .   6,581,978       4,958,571      13,222,317       13,677,088
  Brokerage and other operations . . . . . . . . . . . . . . . . .   7,513,632       6,373,297      13,461,695       12,351,928
                                                                   -----------      ----------     -----------       ----------
          Total cost of revenues . . . . . . . . . . . . . . . . .  68,856,920      28,904,290     114,140,714       59,818,889
                                                                   -----------      ----------     -----------       ----------
Gross operating profit . . . . . . . . . . . . . . . . . . . . . .  20,421,029       9,868,535      35,878,356       14,882,452
Selling, general and administrative expenses . . . . . . . . . . .   4,287,165       5,040,718       9,251,973        8,677,736
Charges to the carrying value of real estate inventories and other
assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..       --          4,896,000           --           4,896,000
                                                                   -----------      ----------     -----------       ----------
          Net operating income (loss). . . . . . . . . . . . . . .  16,133,864         (68,183)     26,626,383        1,308,716

Interest income. . . . . . . . . . . . . . . . . . . . . . . . . .     237,850         123,586         344,995          377,888
Equity in earnings of unconsolidated ventures. . . . . . . . . . .     (75,541)        336,441         (22,350)         509,415
Interest and real estate taxes, net. . . . . . . . . . . . . . . .  (2,637,390)     (3,787,598)     (4,799,246)      (6,852,003)
                                                                   -----------      ----------     -----------       ----------

          Net income (loss). . . . . . . . . . . . . . . . . . . . $13,658,783      (3,395,754)     22,149,782       (4,655,984)
                                                                   ===========      ==========     ===========       ==========
          Net income (loss) per Limited Partnership Interest . . . $     33.47           (8.41)          53.99           (11.52)
                                                                   ===========      ==========     ===========       ==========


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

                                                                  ARVIDA/JMB PARTNERS, L.P.
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES

                                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           SIX MONTHS ENDED JUNE 30, 1994 AND 1993

                                                                         (UNAUDITED)

                                                                                                        1994              1993
                                                                                                     ------------      -----------
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . . . . .    $22,149,782       (4,655,984)
Charges (credits) to net income (loss) not using (providing) cash:
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,851,410        3,193,435
  Equity in (earnings) losses of unconsolidated ventures . . . . . . . . . . . . . . . . . . . . .        22,350         (509,415)
  Provision for doubtful accounts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --              46,239
  (Gain) loss on sale of property and equipment. . . . . . . . . . . . . . . . . . . . . . . . . .        33,111           (6,864)
  Charge to carrying value of real estate inventories and other assets . . . . . . . . . . . . . .         --           4,896,000
Changes in:
  Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,362,676)      (1,524,417)
  Trade and other accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (12,097,696)        (807,217)
  Real estate inventories:
    Additions to real estate inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (90,542,051)     (42,495,884)
    Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    87,456,702       33,789,873
    Capitalized interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,792,359)      (3,875,899)
    Capitalized real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,471,458)      (1,876,785)
  Equity memberships . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,518,071        1,871,567
  Amounts due from affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        42,684          146,660
  Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (104,880)         680,226
  Accounts payable, accrued expenses and other liabilities . . . . . . . . . . . . . . . . . . . .     5,390,051        5,950,037
  Deposits and unearned income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,049,018        2,359,710
                                                                                                    ------------      -----------
          Total adjustments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (6,007,723)       1,837,266
                                                                                                    ------------      -----------
          Net cash provided by (used in) operations. . . . . . . . . . . . . . . . . . . . . . . .    16,142,059       (2,818,718)
                                                                                                    ------------      -----------
                                                                  ARVIDA/JMB PARTNERS, L.P.
                                                                   (A LIMITED PARTNERSHIP)
                                                                  AND CONSOLIDATED VENTURES
                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                                                        1994              1993
                                                                                                    ------------      -----------
Cash flows from investing activities:
  Mortgages receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,126,588          762,913
  Acquisitions of property and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,291,320)      (1,599,445)
  Proceeds from disposals of property and equipment. . . . . . . . . . . . . . . . . . . . . . . .         2,528            8,099
  Joint venture distributions (contributions), net . . . . . . . . . . . . . . . . . . . . . . . .       375,353          956,501
  Payments from (advances to) joint ventures . . . . . . . . . . . . . . . . . . . . . . . . . . .       185,357        4,415,318
  Proceeds from acquisition of joint venture interest. . . . . . . . . . . . . . . . . . . . . . .         --               6,614
                                                                                                    ------------      -----------
          Net cash provided by (used in) investing activities. . . . . . . . . . . . . . . . . . .    (1,601,494)       4,550,000
                                                                                                    ------------      -----------
Cash flows from financing activities:
  Proceeds from notes and mortgages payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .     9,183,087       13,056,743
  Payments of notes and mortgages payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (26,276,823)     (22,422,345)
  Distributions to General Partner and Associate Limited Partners. . . . . . . . . . . . . . . . .      (142,523)           --
  Distributions to Limited Partners. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,565,433)           --
                                                                                                    ------------      -----------
          Net cash used in financing activities. . . . . . . . . . . . . . . . . . . . . . . . . .   (19,801,692)      (9,365,602)
                                                                                                    ------------      -----------
Decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (5,261,127)      (7,634,320)
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . .    18,906,679        7,634,320
                                                                                                    ------------      -----------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 13,645,552            --
                                                                                                    ============      ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest, net of amounts capitalized. . . . . . . . . . . . . .  $  2,918,021        3,668,334
                                                                                                    ============      ===========
  Non-cash investing and financing activities:
    Acquisition of joint venture interests (note 5). . . . . . . . . . . . . . . . . . . . . . . .  $      --             324,169
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

                               JUNE 30, 1994 AND 1993

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

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     Capitalized Interest and Real Estate Taxes

     Interest and real estate taxes incurred are capitalized to qualifying assets, principally real estate inventories. Such capitalized interest and real estate taxes are charged to cost of revenues as sales of real estate inventories are recognized. Interest, including the amortization of loan fees, of $5,542,916 and $7,793,261 was incurred for the six months ended June 30, 1994 and 1993, respectively, of which $3,792,359 and $3,875,899 was capitalized, respectively. Interest payments, including amounts capitalized, of $6,710,380 and $7,544,233 were made during the six months ended June 30, 1994 and 1993, respectively. Interest, including the amortization of loan fees, of $2,707,328 and $4,080,161 was incurred for the three months ended June 30, 1994 and 1993, respectively, of which $1,822,138 and $1,777,603 was capitalized, respectively. Interest payments of $3,289,041 and $3,069,576 were made during the three months ended June 30, 1994 and 1993, respectively.

     Real estate taxes of $4,520,147 and $4,811,426 were incurred for the six months ended June 30, 1994 and 1993, respectively, of which $1,471,458 and $1,876,785 were capitalized, respectively. Real estate tax payments of $305,218 and $259,480 were made during the six months ended June 30, 1994 and 1993, respectively. Real estate taxes, of $2,297,847 and $2,367,287 were incurred for the three months ended June 30, 1994 and 1993, respectively, of which $545,647 and $882,247 was capitalized, respectively. Real estate tax payments of $225,474 and $108,568 were made during the three months ended June 30, 1994 and 1993, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and operating properties as these taxes are included in cost of revenues for operating properties.

     Property and Equipment and Other Assets

     Property and equipment are carried at cost less accumulated depreciation and are depreciated on the straight-line method over the estimated useful lives of the assets, which range from two to 40 years. Expenditures for maintenance and repairs are charged to expense as incurred. Costs of major renewals and improvements which extend useful lives are capitalized. Other assets are amortized on the straight-line method over the useful lives of the assets which range from one to five years. Depreciation expense of approximately $2,475,100 and $2,711,000 was incurred for the six months ended June 30, 1994 and 1993, respectively. Amortization of other assets, excluding loan fees, of approximately $107,500 and $138,000 was incurred for the six months ended June 30, 1994 and 1993, respectively. Amortization of loan fees, which is included in interest expense, of approximately $268,750 and $343,750 was incurred for the six months ended June 30, 1994 and 1993, respectively. Depreciation expense of approximately $1,231,000 and $1,212,800 was incurred for the three month periods ended June 30, 1994 and 1993, respectively. Amortization of other assets, excluding loan fees, of approximately $51,500 and $81,000 was incurred for the three months ended June 30, 1994 and 1993, respectively. Amortization of loan fees, which is included in interest expense, of approximately $136,900 and $171,900 was incurred for the three months ended June 30, 1994 and 1993, respectively.

     Investments in and Advances to Joint Ventures, Net

     In general, the equity method of accounting has been applied in the accompanying consolidated financial statements with respect to those investments for which the Partnership does not have majority control and where the Partnership's ownership interest is 50% or less (note 5). The cost method of accounting has been applied in the accompanying consolidated financial statements with respect to the Coto de Caza joint venture as a result of the

                              ARVIDA/JMB PARTNERS, L.P.
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Partnership's decrease in its ownership interest and its joint venture partner's control over the future operations of the Community. The cost method of accounting is used when a limited partner has virtually no influence over the venture operations and financial policies. Under the cost method, income is generally recorded only to the extent of distributions received.

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

     Partnership Records

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments where applicable to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. The net effect of these items is summarized as follows for the six months ended June 30:

                                         1994                       1993
                                 --------------------------------------------
                               GAAP BASIS   TAX BASIS     GAAP BASIS   TAX BASIS
                               ----------   ---------     ----------   ---------
Net income (loss). . . . .    $22,149,782  20,520,511     (4,655,984) (1,283,491)
Net income (loss) per
 Limited Partnership
 Interest. . . . . . . . .    $     53.99       50.02         (11.52)      (3.18)
Cash distributions per
 Limited Partnership
 Interest. . . . . . . . .    $      6.35        6.35          --          --
                              ===========  ==========     ==========  ==========

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

     The Partnership's Communities are in various stages of development, with estimated remaining build-outs ranging from one to ten years. The Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay, is in its early stage of development. The Weston Community, located in Broward County, Florida is the Partnership's largest Community and is in its mid stage of development. Also in their mid stages of development are the River Hills Country Club in Tampa, Florida; Jacksonville Golf and Country Club in Jacksonville, Florida; the Water's Edge Community in Atlanta, Georgia and The Cullasaja Club, near Highlands, North Carolina. The Partnership's remaining Communities known as Sawgrass Country Club, in Jacksonville, Florida and Dockside in Atlanta, Georgia are in their final stages of development with anticipated close-outs in 1996. In addition, the Broken Sound Community, located in Boca Raton, Florida, is nearing completion with an anticipated close-out in 1995. Future revenues will be impacted to the extent that there are lower levels of inventories available for sale as these Communities approach their final phases.

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

(3)  CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     At June 30, 1994 and December 31, 1993, cash and cash equivalents primarily consisted of U.S. Government obligations with original maturities of three months or less, money market demand accounts and repurchase agreements, the costs of which approximate market value. Cash and cash equivalents include treasury bills with original maturity dates of three months or less of approximately $1,465,000 and $3,900,000 at June 30, 1994 and December 31, 1993, respectively. Included in restricted cash are amounts restricted under various escrow agreements. Credit risk associated with cash, cash equivalents and restricted cash is considered low due to the quality of the financial institutions in which these assets are held.

                              ARVIDA/JMB PARTNERS, L.P.
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(4)  NOTES AND MORTGAGES PAYABLE

     At June 30, 1994, the Partnership's credit facility consists of a term loan in the original amount of $126,805,195, a revolving line of credit facility up to $45 million, an income property term loan in the original amount of $20 million and a $15 million letter of credit facility. The term loan, the revolving line of credit and the letter of credit facility are secured by recorded mortgages on all otherwise unencumbered real property assets of the Partnership, as well an assignment of all mortgages receivable, equity memberships, certain joint venture interests or joint venture proceeds and cash balances (with the exception of deposits held in escrow). The income property term loan is secured by the recorded first mortgages on a mixed-use center and an office building in Boca Raton, Florida. All of the notes under the facility are cross-collateralized and cross-defaulted. At June 30, 1994, the term loan, the revolving line of credit and the income property term loan bear interest based, at the Partnership's option, on one of the lenders' prime rate plus 1% per annum or the relevant London Inter-Bank Offering Rate (LIBOR) plus 2.25% per annum. At December 31, 1993, $75 million of the Partnership's outstanding credit facility was under two interest rate swap arrangements. However, one of the interest rate swap arrangements matured in February 1994, and at June 30, 1994, only $25 million of the Partnership's outstanding credit facility was under an interest rate swap arrangement. The remaining interest rate swap arrangement matures in October 1994. For the six month period ended June 30, 1994, the effective interest rate for the combined term loan, income property term loan and revolving line of credit facility was approximately 8.0% per annum. This rate includes the effect of the interest rate swap arrangements.

     Under the term loan agreement, the Partnership made the first required principal repayments of $8 million in February 1993 and $10 million in March 1994. Principal repayments of $10 million on the term loan are due in each of the years 1995 and 1996, and the remaining balance outstanding is due in July 1997. In addition, the term loan agreement provides for additional principal repayments based upon a specified percentage of available cash flow and upon the sale of certain assets. For the six months ended June 30, 1994, the Partnership made additional term loan payments totalling approximately $8.4 million. Under the income property term loan, monthly principal and interest payments are required to be paid on a 25-year amortization schedule. At June 30, 1994, all of the term loan proceeds had been borrowed with a remaining outstanding balance of $89,859,688; and $0, $18,533,326 and $9,674,101 were outstanding on the revolving line of credit facility, the income property term loan and the letter of credit facility, respectively.

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

     The income property term loan, revolving line of credit and letter of credit facility matured in July 1994. The term loan matures in July 1997. The Partnership is currently in the process of negotiating an eighteen month renewal of its entire credit facility. During July 1994, the Partnership received approval from its lenders for a sixty day extension of its existing facility. The Partnership made a $3 million principal payment on its term loan in connection with obtaining this extension. The Partnership will continue its negotiations for the eighteen month renewal during the sixty day

                              ARVIDA/JMB PARTNERS, L.P.
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


extension period. Although the Partnership is optimistic that the renewal of its credit facility will be finalized, there can be no assurance that such renewal will be obtained.

     Also included in notes and mortgages payable at June 30, 1994 is approximately $6.9 million representing project specific financing for the Partnership's retail property located in its Weston Community, approximately $3.0 million of subordinated debt attributable to the Cullasaja Joint Venture, which is now consolidated with the Partnership (note 5), and a $2.0 million note executed in conjunction with the Partnership's repurchase of a land parcel in Weston's Increment III.

     In addition to the above, during November 1993, the Partnership received a commitment from a lender for a $24 million revolving construction line of credit for the first building and certain amenities within the Partnership's new condominium project on Longboat Key, Florida know as Arvida's Grand Bay. This note was subsequently executed in January 1994. At June 30, 1994, approximately $6.7 million was outstanding under this note.

     Certain of the Partnership's property within the Cullasaja Community was encumbered by a mortgage note which matured on March 1, 1994. The note was collateralized by a first mortgage on certain real estate inventories and 12.5% of the outstanding balance was guaranteed by the Partnership. The Partnership was unable to obtain an extension of the loan, and therefore, on June 29, 1994, purchased the note at par and paid the accrued interest thereon and certain attorney and conveyance fees. The total amount of such payment was approximately $5,278,000.


(5)  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

     The Partnership has numerous investments in real estate joint ventures with ownership interests ranging from 20% to 50%. Under certain circumstances, either pursuant to the venture agreement or due to the Partnership's obligations as a general partner, the Partnership may be required to make cash advances or contributions to the ventures. In addition, there are certain risks associated with the Partnership's investments made through joint ventures, including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership. The total advances outstanding at June 30, 1994 and December 31, 1993 are approximately $4.1 million and $4.2 million, respectively, and are included in Investments in and Advances to Joint Ventures in the accompanying Consolidated Balance Sheets. These amounts primarily represent outstanding advances to the Coto de Caza Joint Venture.

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

     The Partnership incurs certain general and administrative expenses which are paid by the Partnership on behalf of the joint ventures in which it holds interests. The Partnership receives reimbursements from the joint ventures for such costs. For the six months ended June 30, 1994, the Partnership was entitled to receive approximately $366,000 from certain of the joint ventures in which it holds interests. At June 30, 1994, approximately $26,100 was owed to the Partnership of which approximately $10,200 was received as of August 10, 1994.


(6)  TRANSACTIONS WITH AFFILIATES

     The Partnership, subject to certain limitations, may engage affiliates of the General Partner for property management services and certain administrative services to be performed in connection with the administration of the Partnership and its assets. The total of such costs (consisting primarily of insurance commissions) for the six months ended June 30, 1994 was approximately $280,000, all of which was paid as of June 30, 1994. The total of such costs for the six months ended June 30, 1993 was approximately $82,600. In addition, the General Partner and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Partnership and the operation of the Partnership's properties. Such costs were approximately $93,700 for the year ended December 31, 1993, all of which was unpaid as of June 30, 1994, but was paid in full as of August 10, 1994.

     The Partnership receives reimbursements from or reimburses affiliates of the General Partner for certain general and administrative expenditures including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the six months ended June 30, 1994, the total of such costs incurred by the Partnership on behalf of these affiliates totalled approximately $243,000. At June 30, 1994, approximately $142,200 was owed to the Partnership. As of August 10, 1994, approximately $138,700 was received by the Partnership. For the six month period ended June 30, 1993, the Partnership was entitled to net reimbursements of approximately $19,200.

     The Partnership and Arvida/JMB Partners, L.P.-II (a publicly-held limited partnership affiliated with the General Partner) each employ project related and administrative personnel who perform services on behalf of both partnerships. In addition, certain out-of-pocket expenditures related to such services and other general and administrative costs are incurred and charged to each partnership as appropriate. The Partnership receives reimbursements from or reimburses Arvida/JMB Partners, L.P.-II for such costs (including salary and salary-related costs). For the six month periods ended June 30, 1994 and 1993, the Partnership was entitled to receive approximately $626,800 and $1,606,000, respectively, from Arvida/JMB Partners, L.P.-II. At June 30, 1994, approximately $106,300 was owed to the Partnership, all of which was received as of August 10, 1994. In addition, for the six month periods ended June 30, 1994 and 1993, the Partnership was obligated to reimburse Arvida/JMB Partners, L.P.-II approximately $270,300 and $608,300, respectively. At June 30, 1994, approximately $91,400 was unpaid, all of which was paid as of August 10, 1994.

                              ARVIDA/JMB PARTNERS, L.P.
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     Arvida Company ("Arvida"), pursuant to an agreement with the Partnership, provides development, construction, management and other personnel and services to the Partnership for all of its projects and operations. Pursuant to such agreement, the Partnership shall reimburse Arvida for all of its out-of-pocket expenditures (including salary and salary-related costs), subject to certain limitations. The total of such costs for the six month periods ended June 30, 1994 and 1993 were approximately $4,061,000 and $4,278,700, respectively, of which approximately $57,800 was unpaid at June 30, 1994, all of which was paid as of August 10, 1994.

     The Partnership pays for certain general and administrative costs, including certain insurance premiums, on behalf of its affiliated clubs, homeowners associations and maintenance associations. The Partnership
receives reimbursements from the affiliates for such costs.   For the six
month period ended June 30, 1994, the Partnership was entitled to receive approximately $270,000 from its affiliates. At June 30, 1994, approximately $40,000 was owed to the Partnership. As of August 10, 1994 approximately $3,400 had been received. For the six months ended June 30, 1993, the Partnership was entitled to receive approximately $73,900 from its affiliates.

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


(7)  COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under standby letters of credit and performance bonds for approximately $9,674,000 and $7,984,000, respectively, at June 30, 1994. At December 31, 1993, the Partnership was contingently liable under standby letters of credit and performance bonds for approximately $11,651,000 and $11,146,000, respectively. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable under bonds for approximately $1,081,000 and $1,089,000 at June 30, 1994 and December 31, 1993, respectively.

     The Partnership was named a defendant in a number of homeowner lawsuits, certain of which purported to be class actions, that allegedly in part arose out of or related to Hurricane Andrew, which on August 24, 1992 resulted in damage to a former community development known as Country Walk. The homeowner lawsuits alleged, among other things, that the damage suffered by the plaintiffs' homes and/or condominiums within Country Walk was beyond what could have been reasonably expected from the hurricane and/or was a result of the defendants' alleged defective design, construction, inspection and/or other improper conduct in connection with the development, construction and sales of such homes and condominiums, including alleged building code violations. The various plaintiffs sought varying and, in some cases, unspecified amounts of compensatory damages and other relief. In certain of the lawsuits injunctive relief and/or punitive damages were sought.

                              ARVIDA/JMB PARTNERS, L.P.
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     Several of these lawsuits allege that the Partnership was liable, among other reasons, as a result of its own alleged acts of misconduct or as a result of the Partnership's assumption of Arvida Corporation's liabilities in connection with the Partnership's purchase of Arvida Corporation's assets from Disney in 1987, which included certain assets related to the Country Walk development. Pursuant to the agreement to purchase such assets, the Partnership obtained indemnification by Disney for certain liabilities relating to facts or circumstances arising or occurring prior to the closing of the Partnership's purchase of the assets. Over 80% of the Arvida-built homes in Country Walk were built prior to the Partnership's ownership of the Community. Where appropriate, the Partnership has tendered or will tender each of the above-described lawsuits to Disney for defense and indemnification in whole or in part pursuant to the Partnership's indemnification rights. Where appropriate, the Partnership has also tendered these lawsuits to its various insurance carriers for defense and coverage. The Partnership is unable to determine at this time to what extent damages in these lawsuits, if any, against the Partnership, as well as the Partnership's cost of investigating and defending the lawsuits, will ultimately be recoverable by the Partnership either pursuant to its rights of indemnification by Disney or under contracts of insurance.

     On August 10, 1993, the Circuit Court of Dade County issued a final order approving the terms of a class action settlement in one of the pending homeowners' lawsuits which resolved substantial portions of the pending homeowners' lawsuits that had been filed. The settlement, which is designed to resolve claims arising in connection with estate and patio homes and condominiums sold by the Partnership after September 10, 1987, is structured to compensate residents for losses not covered by insurance. Homeowners of approximately 85% of the units in Country Walk have accepted the settlement. The Partnership currently believes that the class action settlement may cost approximately $2.5 million. The settlement is being funded by one of the Partnership's insurers, subject to a reservation of rights. The amount of money, if any, which the insurance company may recover from the Partnership pursuant to its reservation of rights is uncertain. Due to this uncertainty, the accompanying Consolidated Financial Statements do not reflect an accrual for such costs.

     Any homeowners who affirmatively rejected the offer of settlement may continue to litigate. The Partnership is currently a defendant in a number of lawsuits brought by condominium and patio home owners, all of whom have declined to accept the terms of the class action settlement. These lawsuits, involving various named individuals, are pending in the Circuit Court of Dade County. The Partnership intends to vigorously defend itself in these matters.

     On February 24, 1994, the Partnership was dismissed from the pending class action lawsuits pursuant to the class action settlement discussed above.

In addition, the Partnership has been informed that Disney and an insurer have reached agreements to settle five of the individual homeowners actions which were tendered by the Partnership to Disney. These Disney settlements were funded without any contribution from the Partnership.

     On April 19, 1993, a subrogation claim entitled Village Homes at Country Walk Master Maintenance Association, Inc. v. Arvida Corporation et al., was filed in the 11th Judicial Circuit for Dade County. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). Plaintiffs seek to recover damages and pre- and post-judgment interest in connection with $10,873,000 American Reliance has allegedly paid, plus amounts it may have to pay in the future, to the condominium association at Country Walk in the wake of Hurricane Andrew. Disney is also a defendant

                              ARVIDA/JMB PARTNERS, L.P.
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



in this suit. The Partnership believes that the amount of this claim that allegedly relates to units it sold is approximately $3,600,000. This litigation is still pending and the Partnership intends to vigorously defend itself.

     The Partnership has also been involved in subrogation lawsuits or threatened subrogation actions with Prudential Property and Casualty Company, Travelers Insurance Company ("Travelers"), Allstate Insurance Company ("Allstate") and State Farm Insurance Company. These insurance companies sought to recover damages, costs and interest in connection with amounts allegedly paid to their insureds living in Country Walk at the time of Hurricane Andrew. The Partnership settled these claims and all settlement proceeds were funded by the Partnership's insurance carriers. The Allstate and Travelers settlements were funded subject to a reservation of rights by one of the Partnership's insurance carriers. The amount of money the insurance carrier may seek to recover from the Partnership for these and any other settlements it has funded is uncertain but is not expected to be material to the Partnership. The Partnership is a defendant in and anticipates other subrogation claims by insurance companies which have allegedly paid policy benefits to Country Walk residents. The Partnership intends to defend itself vigorously in all such matters.

     The Partnership has also resolved a claim brought by the Villages of Country Walk Homeowners' Association, Inc., and related entities, for damages to the common elements of the condominium units at Country Walk. A settlement in the amount of $2,740,000 was paid by the Partnership's insurance carriers. A reservation of rights in connection with these claims of approximately $740,000 was issued by one insurance carrier. The extent to which the insurance company may ultimately recover any of these proceeds from the Partnership is unknown. Therefore, the accompanying Consolidated Financial Statements do not reflect an accrual for such costs.

     The Partnership had been involved in an Environmental Protection Agency
(EPA) administrative enforcement proceeding under which the EPA had asserted that a dam built to create a lake at the Water's Edge property during the time the property was owned by Arvida Corporation was in violation of Section 404 of the Clean Water Act in that certain wetland areas had been filled.
Pursuant to a Consent Agreement and Order entered into with the EPA, the Partnership acquired certain land (at a cost of approximately $400,000) for which it has developed and implemented a plan of mitigation for the wetlands lost. In accordance with certain provisions of the Consent Agreement and Order, the Partnership must provide the EPA with periodic reports regarding the status of the mitigation. The Partnership also entered into another Consent Agreement and Order with the EPA which was finalized in May 1994, pursuant to which the Partnership paid a civil penalty of $125,000. The Partnership is actively pursuing indemnification from Disney for the total costs that will ultimately be incurred to resolve this issue. There can be no assurance that the Partnership will be reimbursed by Disney.

     A second amended complaint captioned Berry v. Merrill Lynch, Pierce Fenner & Smith, Arvida/JMB Partners, Limited Partnership, Arvida/JMB Managers, Inc., et al and Does 1 through 100, has been filed in the Superior Court of the State of California in and for the County of San Diego, Case No. 669709. The lawsuit is purportedly filed as a class action on behalf of the named plaintiffs and all other persons or entities in the State of California who bought or acquired, directly or indirectly, limited partnership interests ("Interests") in the Partnership from September 1, 1987 through the present. The second amended complaint in the action alleges, among other things, that the defendants made misrepresentations and concealed various facts, breached fiduciary duties, and violated a contractual covenant of good faith in connection with the sale of Interests in the Partnership. The second amended

                              ARVIDA/JMB PARTNERS, L.P.
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


complaint further alleges that such conduct violated California state law relating to fraud, breach of fiduciary duty, willful suppression of facts, breach of the covenant of good faith, and conspiracy. Plaintiffs, on behalf of themselves and the purported plaintiff class, seek unspecified compensatory damages, consequential damages, punitive and exemplary damages, recision, interest, costs of the suit, and such other relief as the court may order.
The Partnership believes that the lawsuit is without merit and intends to vigorously defend itself.

     In addition, the Partnership has been advised by Merrill Lynch that Merrill Lynch has been named a defendant in actions pending in the Eleventh and Seventeenth Judicial Circuit Courts in Dade and Broward Counties, Florida to compel arbitration of claims brought by certain investors of the Partnership representing approximately 5% of the total Interests outstanding (404,000). Merrill Lynch has asked the Partnership and its General Partner to confirm an obligation of the Partnership and its General Partner to indemnify Merrill Lynch in these claims against all loss, liability, claim, damage and expense, including without limitation attorneys' fees and expenses, under the terms of a certain Agency Agreement dated September 15, 1987 ("Agency Agreement") with the Partnership relating to the sale of Interests through Merrill Lynch on behalf of the Partnership. In the actions to compel arbitration, the claimants have advised Merrill Lynch that they will seek to file demands for arbitration and claims for unspecified damages against Merrill Lynch based on Merrill Lynch's alleged violation of applicable state and/or federal securities laws and alleged violations of the rules of the National Association of Securities Dealers, Inc., together with pendent state law claims. The Agency Agreement generally provides that the Partnership and its General Partner shall indemnify Merrill Lynch against losses occasioned by any actual or alleged misstatements or omissions of material facts in the Partnership's offering materials used in connection with the sale of Interests and suffered by Merrill Lynch in performing its duties under the Agency Agreement, under certain specified conditions. The Agency Agreement also generally provides, under certain conditions, that Merrill Lynch shall indemnify the Partnership and its General Partner for losses suffered by the Partnership and occasioned by certain specified conduct by Merrill Lynch in the course of Merrill Lynch's solicitation of subscriptions for, and sale of, Interests. The Partnership is unable to determine at this time the ultimate investment of investors who have filed arbitration claims as to which Merrill Lynch might seek indemnification in the future. At this time, and based upon the information presently available about the arbitration statements of claims filed by some of these investors, the Partnership and its General Partner believe that they have meritorious defenses to demands for indemnification made by Merrill Lynch and intend to vigorously pursue such defenses. In the event Merrill Lynch is entitled to indemnification of its attorney's fees and expenses or other losses and expenses, these amounts may prove to be material.

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

     The Partnership owns a 50% joint venture interest in 31 commercial / industrial acres in Pompano Beach, Florida, which is encumbered by a mortgage loan in the principal amount of approximately $4 million at June 30, 1994. As a result of the Partnership's previous determination that the development of the land was no longer economically profitable, during April 1992, the Partnership and its joint venture partner each tendered payment in the amount of approximately $3.1 million to the lender for their respective shares of the guarantee payment required under the loan agreement and certain other holding

                              ARVIDA/JMB PARTNERS, L.P.
                               (A LIMITED PARTNERSHIP)
                              AND CONSOLIDATED VENTURES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



costs, the majority of which reduced the outstanding mortgage loan to its current balance. The venture also intended at that time to convey title to the property to the lender; however, such conveyance is pending resolution of certain general development obligations of the venture as well as certain environmental issues. The Partnership has been negotiating with the lender regarding the scope of the development work required to be done and does not anticipate the associated costs to be significant. With respect to the environmental issues, the previous owner remains obligated to undertake the clean up pursuant to, among other things, a surviving obligation under the purchase and sale agreement. The clean-up began in July 1994. If the previous owner is unable to fulfill all its obligations as they relate to this environmental issue, the venture and ultimately the Partnership may be obligated for such costs. Should this occur, the Partnership does not anticipate the cost of this clean-up to be material to its operations. The lender has asserted the mortgage loan is with recourse to the joint venture partners as a result of the partners' failure to perform in accordance with the terms of the loan agreement. The Partnership believes this claim is without merit and will vigorously defend itself against this allegation. The transfer of title, when fully consummated, will not have a significant impact on the Partnership's operations for financial reporting purposes due to the prior payment of the financial guarantees and certain holding costs. However, the Partnership will recognize a loss for Federal income tax purposes.

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

     The District issued $64,660,000 of variable rate bonds in November 1989 and $31,305,000 of variable rate bonds in July 1991. These bonds mature in various years commencing in May 1991 through May 2011. At June 30, 1994, the amount of bonds issued and outstanding totalled $87,085,000. For the twelve months ended December 31, 1993, the Partnership paid special assessments related to these bonds of approximately $5.2 million.

     In order to take advantage of historically low interest rates and reduce the exposure of variable rate debt, the District is pursuing a new bond issuance. The District has reached an agreement in principle on the issuance of fixed rate bonds which are expected to total approximately $96,000,000. These bonds are expected to be issued during the third quarter of 1994 and mature in various years commencing in 1995 through 2006. If successful, the proceeds from this offering will be used to refund 1989 and 1991 bonds currently outstanding.

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


(10)  ADJUSTMENTS

     In the opinion of the General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated statements as of June 30, 1994 and December 31, 1993 and for the three and six month periods ended June 30, 1994 and 1993.
PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At June 30, 1994 and December 31, 1993, the Partnership had cash and cash equivalents of approximately $13,646,000 and $18,907,000, respectively. Such funds were available for debt service, working capital requirements and distributions to partners. The source of both short-term and long-term future liquidity is expected to be derived from the sale of housing units, homesites and land parcels and through the Partnership's credit facilities, which are discussed below.

     As a result of management's efforts to broaden the appeal of the Partnership's Communities through the introduction of new housing products, the implementation of a series of cost reductions, and the upward trends in housing activity that the nation, as well as the markets in which the Partnership's properties are located, have been experiencing, the Partnership was able to generate significant cash flow before debt service during 1993. The Partnership utilized this excess cash flow to make scheduled and accelerated principal repayments on its outstanding debt, as required under the terms of the credit facility agreement, and to increase its cash reserves.

Furthermore, in February 1994, the Partnership made a distribution for 1993 of $2,565,433 to its Limited Partners ($6.35 per Interest) and $142,523 to the General Partner and Associate Limited Partners, collectively.

      At June 30, 1994, the Partnership's credit facility consists of a term loan in the original amount of $126,805,195, a revolving line of credit facility up to $45 million, an income property term loan in the original amount of $20 million and a $15 million letter of credit facility. The term loan, the revolving line of credit and the letter of credit facility are secured by recorded mortgages and security interests on all otherwise unencumbered real property assets of the Partnership as well as an assignment of all mortgages receivable, equity memberships, certain joint venture interests or proceeds from joint ventures, and cash balances with the exception of deposits held in escrow). The income property term loan is secured by the recorded first mortgages on a mixed-use center and an office building in Boca Raton, Florida. All of the notes under the new facility are cross-collateralized and cross-defaulted. The Partnership made the required principal repayments of $8 million and $10 million on the term loan in February 1993 and March 1994, respectively. Principal repayments of $10 million on the term loan are due in each of the years 1995 and 1996, and the remaining balance outstanding is due in 1997. In addition, the term loan agreement provides for additional principal repayments based upon a specified percentage of available cash flow and upon the sale of certain assets. For the six months ended June 30, 1994, the Partnership made additional term loan payments totalling approximately $8.4 million. Under the income property term loan, monthly principal and interest payments are required to be paid on a 25-year amortization schedule. At June 30, 1994, all of the term loan proceeds had been borrowed with a remaining outstanding balance of $89,859,688; and $0, $18,533,326 and $9,674,100 were outstanding on the revolving line of credit facility, the income property term loan and the letter of credit facility, respectively.

     The facility contains significant restrictions with respect to the payment of distributions to partners, the maintenance of certain loan-to-value ratios, the use of proceeds from the sale of the Partnership's assets, and advances to the Partnership's joint ventures. Other than the uncertainty surrounding the funding of any required joint venture advances, which require the lenders' approval, and subject to the successful renewal of the Partnership's credit facilities as discussed below, the Partnership believes that the current and expected future liquidity and capital resources of the Partnership, including its restructured bank credit facilities, generally should be adequate to fund currently expected short- and long-term capital requirements for development and other costs of operations.

     The income property term loan, revolving line of credit and letter of credit facility matured in July 1994. The term loan matures in July 1997. The Partnership is currently in the process of negotiating an eighteen month renewal of its entire credit facility. During July 1994, the Partnership received approval from its lenders for a sixty day extension of its existing facility. The Partnership made a $3 million principal payment on its term loan in connection with obtaining this extension. The Partnership will continue its negotiations for the eighteen month renewal during the sixty day extension period. Although the Partnership is optimistic that the renewal of its credit facility will be finalized, there can be no assurance that such renewal will be obtained.

     During November 1993, the Partnership received a commitment from a lender for a $24 million revolving construction line of credit for the first building and certain amenities within the Partnership's new condominium project on Longboat Key, Florida known as Arvida's Grand Bay. This line of credit was subsequently executed in January 1994. The line of credit bears interest at the lender's prime rate plus 3/4% per annum and matures in January 1996. See
Note 4 for further discussion regarding this line of credit.

     Certain of the Partnership's property within the Cullasaja Community was encumbered by a mortgage note which matured on March 1, 1994. The note was collateralized by a first mortgage on certain real estate inventories and 12.5% of the outstanding balance was guaranteed by the Partnership. The Partnership was unable to obtain an extension of the loan, and therefore, on June 29, 1994, purchased the note at par and paid the accrued interest thereon and certain attorney and conveyance fees. The total amount of such payment was approximately $5,278,000.

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

     The Partnership has been advised by Merrill Lynch that Merrill Lynch has been named a defendant in actions pending in the Eleventh and Seventeenth Judicial Circuit Courts in Dade and Broward Counties, Florida to compel arbitration of claims brought by certain investors of the Partnership representing approximately 5% of the total Interests outstanding (404,000). Merrill Lynch has asked the Partnership and its General Partner to confirm an obligation of the Partnership and its General Partner to indemnify Merrill Lynch in these claims against all loss, liability, claim, damage and expense, including without limitation attorney's fees and expenses, under the terms of a certain Agency Agreement dated September 15, 1987 with the Partnership relating to the sale of Interests in the Partnership through Merrill Lynch on behalf of the Partnership. The Partnership is unable to determine at this time the ultimate investment of investors who have filed arbitration claims as to which Merrill Lynch might seek indemnification in the future. At this time, and based upon the information presently available about the arbitration statements of claims filed by some of these investors, the Partnership and its General Partner believe that they have meritorious defenses to demands for indemnification made by Merrill Lynch and intend to vigorously pursue such defenses. In the event Merrill Lynch is entitled to indemnification of its attorney's fees and expenses or other losses and expenses, these amounts may prove to be material.

     Reference is made to Part II - OTHER INFORMATION - Item 1. Legal Proceedings, for a discussion of various lawsuits, in which the Partnership is a defendant, allegedly arising out of or relating to Hurricane Andrew and certain property damage allegedly suffered by the plaintiffs at a previously developed community known as Country Walk.

RESULTS OF OPERATIONS

     The results of operations for the three and six months ended June 30, 1994 and 1993 are primarily attributable to the development and sale or operation of the Partnership's assets. See Note 1 for a discussion regarding the recognition of profit from sales of real estate.

     For the quarter ended June 30, 1994, the Partnership (including its consolidated and unconsolidated joint ventures accounted for under the equity method) closed on the sale of 248 housing units, 143 homesites and approximately ten acres of undeveloped land. This compares to closings in the second quarter of 1993 of 125 housing units, 133 homesites and approximately eight acres of developed and undeveloped land tracts. Outstanding contracts ("backlog") as of June 30, 1994 were for 880 housing units, 95 homesites, and approximately 28 acres of developed and undeveloped land tracts. This compares to a backlog as of June 30, 1993 of 431 housing units, 196 homesites and approximately 40 acres of developed and undeveloped land tracts.
Increased market demand in recent years for lower-cost, value-oriented products has resulted in the Partnership building a larger proportion of the homes within its Communities as opposed to selling homesites to unaffiliated third-party builders. This shift in strategy allows the Partnership to earn the incremental building profit from housing development in addition to the profits earned from homesite development. The increase in housing closings and outstanding contracts from the prior year, as shown above, reflect this change in strategy as well as the improvement seen in market conditions and demand for the Partnership's products.

     The Partnership's Communities are in various stages of development, with estimated remaining build-outs ranging from one to ten years. The Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay, is in its early stage of development. The Weston Community, located in Broward County, Florida, is the Partnership's largest Community and is in its mid stage of development. Also in their mid stages of development are the River Hills Country Club in Tampa, Florida; Jacksonville Golf and Country Club in Jacksonville, Florida; the Water's Edge Community in Atlanta, Georgia and The Cullasaja Club, near Highlands, North Carolina. The Partnership's remaining Communities known as Sawgrass Country Club, in Jacksonville, Florida and Dockside in Atlanta, Georgia are in their final stages of development with anticipated close-outs in 1996. In addition, the Broken Sound Community, located in Boca Raton, Florida, is nearing completion with an anticipated close-out in 1995. Future revenues will be impacted to the extent that there are lower levels of inventories available for sale as these Communities approach their final phases.

     South Florida building code changes, which are expected to be effective September 1, 1994, will impact construction requirements in Dade and Broward Counties. These building code changes will result in increased construction costs which, if not passed through to purchasers, could negatively impact future housing margins realized by the Partnership.

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

     Housing revenues increased significantly for the three and six month periods ended June 30, 1994 as compared to the same periods in 1993 due primarily to an increase in the number of closings at the Partnership's Weston and Broken Sound Communities, as well as the initial recognition of revenue for the first building at Arvida's Grand Bay on Longboat Key during the second quarter of 1994. In addition, sales at Arvida's Grand Bay and the resulting recognition of revenue under the percentage of completion method are the primary cause of the increase in trade and other accounts receivable at June 30, 1994 as compared to December 31, 1993. In an effort to capture additional market share in Broward County, Florida, the Partnership introduced several new value-oriented products in Weston in late 1992 and early 1993 which had their initial closings in the third quarter of 1993. The success of these products contributed significantly to the increased closings in Weston and the overall increase in housing revenues for the three and six months ended June 30, 1994 as compared to the same periods in 1993. Revenues increased at Broken Sound due to new products introduced in late 1992 which had their initial closings in the second quarter of 1993. The Partnership also experienced increased revenues at its Communities in Tampa and Jacksonville, Florida, due to the introduction of new products in 1993 which had their initial closings in the fourth quarter of 1993.

     Gross operating profit from housing activities increased for the three and six months ended June 30, 1994 as compared to the same periods in 1993 due to a change in the mix of product closed, primarily at the Partnership's Broken Sound Community, where more of the products sold in 1994 had a higher profit margin than those sold in 1993, as well as the effect of a change in estimated construction costs which resulted in a reduction in housing cost of sales during the first quarter of 1994. The initial recognition of profit in 1994 for the first building at Arvida's Grand Bay also contributed to the higher gross operating profit for the three and six months ended June 30, 1994 as compared to 1993.

     Homesite revenues increased for the three and six months ended June 30, 1994 as compared to the same periods in 1993 due primarily to increased closings of homesites to unaffiliated third-party builders at the Partnership's Weston and Sawgrass Country Club Communities. Weston's closings for the first six months of 1994 exceeded levels for the same period in 1993 due to lot closings during 1994 within several homesite products which were introduced early in 1993 and had their initial closings in the third and fourth quarters of that year. The increase in revenues at Sawgrass Country Club was also due to the introduction of a new homesite product in that Community in early 1993 which had its initial closing in June 1993. This product was sold out as of June 30, 1994 and all lots should close prior to year end. These favorable variances were partially offset for the six months ended June 30, 1994 as compared to the same period in 1993 by a decreased number of lot closings at the Partnership's Jacksonville Golf & Country Club, Waters Edge and Dockside Communities. Waters Edge and Dockside continue to experience weak market demand for their product. The decrease in lot closings at Jacksonville Golf & Country Club is primarily due to the introduction of new housing products built by the Partnership in lieu of selling homesites to unaffiliated third-party builders.

     The increase in the gross operating profit from homesite activities for the six months ended June 30, 1994 as compared to 1993 is due primarily to increased revenues from the closings of certain golf and water-view lots within the Partnership's Weston Hills Country Club section of the Weston Community.

     Land and property revenues decreased for the three and six months ended June 30, 1994 as compared to 1993 due primarily to a lower volume of new land sale activity and a decrease in the number of equity club memberships sold. However, despite the decrease in revenues, the gross operating profit from land and property activities increased for 1994 due to an increase in the amount of revenues and related profits recognized for those sales from previous years which had been deferred as well as a lower inventory cost basis for certain land parcels for which revenues were recognized in 1994 as compared to 1993.

     Operating properties represents activity from the Partnership's club and hotel operations, commercial properties and certain other operating assets. Revenues generated by the Partnership's operating properties increased for the three and six months ended June 30, 1994 as compared to the same periods in 1993 primarily due to increased revenues from the Partnership's cable operations in Weston resulting from an increase in the number of cable subscribers within that Community as well as a change in the cable rate structure. In addition, cable revenues increased due to the collection of amounts in 1994 which had not previously been accrued. Revenues generated at the Partnership's club operations in Weston and River Hills also increased during the three and six months ended June 30, 1994 as compared to 1993 due to an increase in membership activity. The favorable variance in club revenues was offset, however, as 1994 revenues do not include any activity from the Oakbridge Club which was sold to an unaffiliated third party in October 1993.

     Gross operating profit generated by the Partnership's operating properties increased for the six months ended June 30, 1994 as compared to the same period in 1993 due primarily to higher profits recognized at the Partnership's hotel and club facilities resulting from the continuation of numerous cost reduction programs. Also contributing to the favorable variance are increased profits from the Partnership's cable operation in Weston resulting from the collection of amounts which had not previously been accrued. The decrease in gross operating profits for the three months ended June 30, 1994 as compared to 1993 is due primarily to the reclassification during the second quarter of 1993 of amounts advanced from the Partnership to the Broken Sound Club which had been recorded to operating properties cost of sales in the first quarter of 1993. These amounts were reclassified to accounts receivable in May 1993 as the year-to-date operations and the club's operating budget for the remainder of 1993 indicated there would be significant cash available by year end 1993, and all amounts advanced by the Partnership would be reimbursed prior to December 31, 1993.

     Brokerage and other operations represent activity from the sale of builders' homes within the Partnership's Communities, activity from the resale of real estate inside and outside of the Partnership's Communities, proceeds from the Partnership's property management activities, as well as fees earned from various management agreements with joint ventures. The favorable variance in revenues from brokerage and other operations for the three and six months ended June 30, 1994 as compared to the same periods in 1993 is due primarily to increased commissions earned from the Partnership's resale operations in the Palm Beach County area, Weston and Longboat Key, Florida.

     Selling, general and administrative expenses include all marketing costs, with the exception of those costs capitalized in conjunction with the construction of housing units, and project and general administrative costs. These expenses are net of the marketing fee reimbursements received from third-party builders. While selling, general and administrative expenses decreased for the three months ended June 30, 1994 as compared to the same period in 1993, the increase in these expenses for the six months ended June 30, 1994 as compared to 1993 is due primarily to an increase in salary and salary-related costs incurred relative to the administration of the Partnership in 1994. This unfavorable variance is partially offset by an increase in marketing fees earned from third-party builders along with decreased marketing expenses for the three and six months ended June 30, 1994 as compared to those periods in 1993.

     Charges to the carrying value of real estate inventories and other assets represent adjustments to the book values of the Partnership's assets based upon each asset's estimated selling price in the ordinary course of business, less estimated costs of completion, holding and disposal as compared to its recorded book value. During the six months ended June 30, 1993, the Partnership recorded a charge to the inventory carrying values of the Waters Edge and Dockside Communities in Atlanta due to slower than anticipated sales absorptions. Market studies at that time indicated that the housing product offered for sale by third-party builders in those Communities was priced higher than market and, therefore, reductions in housing sales prices were warranted. The $4.9 million charge to the carrying values of Waters Edge and Dockside was necessary to reflect the adverse impact of the housing price reductions on future anticipated lot sales.

     Interest income increased for the three months ended June 30, 1994 as compared to the same period in 1993 due primarily to an increase in the average amounts invested in short-term instruments.

     The decrease in equity in earnings (losses) of unconsolidated ventures for the three and six months ended June 30, 1994 as compared to 1993 is due primarily to the reduction in earnings from the two joint ventures in Weston which had been formed to construct homes within that community. These homes have been completed and were virtually closed out by December 31, 1993.

     Interest and real estate taxes decreased for the three and six month periods ended June 30, 1994 as compared to the same periods in 1993 due primarily to an overall decrease in the Partnership's average debt balance outstanding as well as the maturity of one of the Partnership's interest rate swap arrangements in February 1994.

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     The Partnership was named a defendant in a number of homeowner lawsuits, certain of which purported to be class actions, that allegedly in part arose out of or related to Hurricane Andrew, which on August 24, 1992 resulted in damage to a former community development known as Country Walk. The homeowner lawsuits alleged, among other things, that the damage suffered by the plaintiffs' homes and/or condominiums within Country Walk was beyond what could have been reasonably expected from the hurricane and/or was a result of the defendants' alleged defective design, construction, inspection and/or other improper conduct in connection with the development, construction and sales of such homes and condominiums, including alleged building code violations. The various plaintiffs sought varying and, in some cases, unspecified amounts of compensatory damages and other relief. In certain of the lawsuits injunctive relief and/or punitive damages were sought.

     Several of these lawsuits alleged that the Partnership was liable, among other reasons, as a result of its own alleged acts of misconduct or as a result of the Partnership's assumption of Arvida Corporation's liabilities in connection with the Partnership's purchase of Arvida Corporation's assets from the Walt Disney Company ("Disney") in 1987, which included certain assets related to the Country Walk development. Pursuant to the agreement to purchase such assets, the Partnership obtained indemnification by Disney for certain liabilities relating to facts or circumstances arising or occurring prior to the closing of the Partnership's purchase of the assets. Over 80% of the Arvida-built homes in Country Walk were built prior to the Partnership's ownership of the Community. Where appropriate, the Partnership has tendered or will tender each of the above-described lawsuits to Disney for defense and indemnification in whole or in part pursuant to the Partnership's indemnification rights. Where appropriate, the Partnership has also tendered these lawsuits to its various insurance carriers for defense and coverage.
The Partnership is unable to determine at this time to what extent damages in these lawsuits, if any, against the Partnership, as well as the Partnership's cost of investigating and defending the lawsuits, will ultimately be recoverable by the Partnership either pursuant to its rights of indemnification by Disney or under contracts of insurance.

     On August 10, 1993, the Circuit Court of Dade County issued a final order approving the terms of a class action settlement with opposing counsel in one of the pending homeowners' lawsuits, which resolved substantial portions of the pending homeowners' lawsuits that had been filed. The settlement, which is designed to resolve claims arising in connection with estate and patio homes and condominiums sold by the Partnership after September 10, 1987, is structured to compensate residents for losses not covered by insurance. Homeowners of approximately 85% of the units in Country Walk have accepted the settlement. The Partnership currently believes that the class action settlement may cost approximately $2.5 million. The settlement is being funded by one of the Partnership's insurers, subject to a reservation of rights. The amount of money, if any, which the insurance company may recover from the Partnership pursuant to its reservation of rights is uncertain.

     On February 24, 1994, the Partnership was dismissed from the pending class action homeowner lawsuits pursuant to the class action settlement. In addition, the Partnership has been informed that Disney and an insurer have reached agreements to settle five of the individual homeowner actions which were tendered by the Partnership to Disney. These Disney settlements were funded without any contribution from the Partnership.

     Any homeowners who affirmatively rejected the offer of settlement may continue to litigate. The Partnership is currently a defendant in a number of lawsuits brought by condominium and patio homeowners, all of whom have declined to accept the terms of the class action settlement. These lawsuits, involving various named individuals, are pending in the Circuit Court of Dade County. The Partnership intends to vigorously defend itself in these matters.

     On April 19, 1993, a subrogation claim entitled Village Homes At Country Walk Master Maintenance Association, Inc. v. Arvida Corporation et al., was filed in the 11th Judicial Circuit for Dade County. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). Plaintiffs seek to recover damages and pre- and post-judgment interest in connection with $10,873,000 American Reliance has allegedly paid, plus amounts it may have to pay in the future to the condominium association at Country Walk in the wake of Hurricane Andrew. Disney is also a defendant in this suit. The Partnership believes that the amount of this claim that allegedly relates to units it sold is approximately $3,600,000. The resolution of this claim is still pending and the Partnership intends to vigorously defend itself.

     The Partnership has also been involved in subrogation lawsuits or threatened subrogation actions with Prudential Property and Casualty Company, Travelers Insurance Company ("Travelers"), Allstate Insurance Company ("Allstate") and State Farm Insurance Company. These insurance companies sought to recover damages, costs, and interest in connection with amounts allegedly paid to their insureds living in Country Walk at the time of Hurricane Andrew. The Partnership settled these claims and all settlement proceeds were funded by the Partnership's insurance carriers. The Allstate and Travelers settlements were funded subject to a reservation of rights by one of the Partnership's insurance carriers. The amount of money the insurance carrier may seek to recover from the Partnership for these and any other settlements it has funded is uncertain but is not expected to be material to the Partnership. The Partnership is a defendant in and anticipates other subrogation claims by insurance companies which have allegedly paid policy benefits to Country Walk residents. The Partnership intends to defend itself vigorously in all such matters.

     The Partnership has also resolved a claim brought by the Villages of Country Walk Homeowners' Association, Inc., and related entities, for damages to the common elements of the condominium units at Country Walk. A settlement in the amount of $2,740,000 was paid by the Partnership's insurance carriers. A reservation of rights in connection with these claims of approximately $740,000 was issued by one insurance carrier. The extent to which the insurance company may ultimately recover any of these proceeds from the Partnership is unknown.

     A second amended complaint captioned Berry v. Merrill Lynch, Pierce Fenner & Smith, Arvida/JMB Partners, Limited Partnership, Arvida/JMB Managers, Inc., et al and Does 1 through 100, has been filed in the Superior Court of the State of California in and for the County of San Diego, Case No. 669709. The lawsuit is purportedly filed as a class action on behalf of the named plaintiffs and all other persons or entities in the State of California who bought or acquired, directly or indirectly, limited partnership interests ("Interests") in the Partnership from September 1, 1987 through the present. The second amended complaint in the action alleges, among other things, that the defendants made misrepresentations and concealed various facts, breached fiduciary duties, and violated a contractual covenant of good faith in connection with the sale of Interests in the Partnership. The second amended complaint further alleges that such conduct violated California state law relating to fraud, breach of fiduciary duty, willful suppression of facts, breach of the covenant of good faith, and conspiracy. Plaintiffs, on behalf of themselves and the purported plaintiff class, seek unspecified compensatory damages, consequential damages, punitive and exemplary damages, recision, interest, costs of the suit, and such other relief as the court may order.
The Partnership believes that the lawsuit is without merit and intends to vigorously defend itself.

     The Partnership had been involved in an Environmental Protection Agency
(EPA) administrative enforcement proceeding under which the EPA had asserted that a dam built to create a lake at the Water's Edge property during the time the property was owned by Arvida Corporation was in violation of Section 404 of the Clean Water Act in that certain wetland areas had been filled.
Pursuant to a Consent Agreement and Order entered into with the EPA, the Partnership acquired certain land (at a cost of approximately $400,000) for which it has developed and implemented a plan of mitigation for the wetlands lost. In accordance with certain provisions of the Consent Agreement and Order, the Partnership must provide the EPA with periodic reports regarding the status of the mitigation. The Partnership also entered into another Consent Agreement and Order with the EPA which was finalized in May 1994, pursuant to which the Partnership paid a civil penalty of $125,000. The Partnership is actively pursuing indemnification from Disney for the total costs that will ultimately be incurred to resolve this issue. There can be no assurance that the Partnership will be reimbursed by Disney.

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

      4.10 Fourth Amendment to Amended and Restated Credit Agreement dated as of July 1, 1994 by and among Arvida/JMB Partners, L.P., Arvida/JMB Partners, Southeast Florida Holdings, Inc., Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership, Weston Hills Country Club Limited Partnership and Chemical Bank is herein incorporated by reference and filed herewith.

      4.11 Letter Agreement dated June 29, 1994 by and among Arvida/JMB Partners, L.P., Arvida/JMB Partners, Southeast Florida Holdings, Inc., Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership, Weston Hills Country Club Limited Partnership and Chemical Bank regarding an extension of the termination date of the letter of credit facility is herein incorporated by reference and filed herewith.

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


                       ARVIDA/JMB PARTNERS, L.P.

                       BY:    Arvida/JMB Managers, Inc.
                              (The General Partner)




                              By:   GAILEN J. HULL
                                    Gailen J. Hull, Vice President
                              Date: August 13, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                   GAILEN J. HULL
                                   Gailen J. Hull, Principal Accounting Officer
                              Date: August 13, 1994