Form 10-Q
period 1994-09-30
ARVIDA JMB PARTNERS L P
filed 1994-11-14
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C.   20549



                                     FORM 10-Q



                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934




For the quarter ended September 30, 1994      Commission file #0-16976




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
Yes   X     No
                                 TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION


Item 1.      Financial Statements. . . . . . . . . . . . . . . . . . .      3


Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations. . . . . . . . . . . . . . . . . . . . . . . .     24


PART II      OTHER INFORMATION

Item 1.      Legal Proceedings . . . . . . . . . . . . . . . . . . . .     31

Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . . .     34

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                                                ARVIDA/JMB PARTNERS, L.P.
                                                                 (A LIMITED PARTNERSHIP)
                                                                AND CONSOLIDATED VENTURES

                                                               CONSOLIDATED BALANCE SHEETS

                                                        SEPTEMBER 30, 1994 AND DECEMBER 31, 1993

                                                                      (UNAUDITED)

                                                                         ASSETS
                                                                         ------

                                                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                                                  1994             1993
                                                                                              ------------      -----------
Cash and cash equivalents (note 3) . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 16,867,052       20,566,609
Restricted cash (note 3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          16,654,285       12,645,678
Trade and other accounts receivable (net of allowance for doubtful accounts of $342,393 at September 30, 1994 and $381,151 at
  December 31, 1993) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          25,859,712        7,298,714
Mortgages receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,519,688        2,940,961
Real estate inventories (note 2) . . . . . . . . . . . . . . . . . . . . . . . . . . .         209,807,590      188,679,152
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          68,583,580       66,989,577
Investments in and advances to joint ventures, net . . . . . . . . . . . . . . . . . .          24,113,911       24,731,852
Equity memberships . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          11,723,831       15,146,661
Amounts due from affiliates (note 6) . . . . . . . . . . . . . . . . . . . . . . . . .             262,481           88,389
Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .           8,743,021        9,007,402
                                                                                              ------------     ------------

          Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $384,135,151      348,094,995
                                                                                              ============     ============
                                                                ARVIDA/JMB PARTNERS, L.P.
                                                                 (A LIMITED PARTNERSHIP)
                                                                AND CONSOLIDATED VENTURES

                                                         CONSOLIDATED BALANCE SHEETS (CONTINUED)

(UNAUDITED)

                                                  LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                                  -----------------------------------------------------

                                                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                                                  1994             1993
                                                                                              ------------      -----------

Liabilities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  1,287,413        1,659,930
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          21,467,322       10,667,317
  Deposits and unearned income . . . . . . . . . . . . . . . . . . . . . . . . . . . .          32,249,617       22,010,408
  Accrued expenses and other liabilities . . . . . . . . . . . . . . . . . . . . . . .          19,373,039       13,896,171
  Notes and mortgages payable, net (note 4). . . . . . . . . . . . . . . . . . . . . .         129,510,531      147,770,992
                                                                                              ------------     ------------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         203,887,922      196,004,818
                                                                                              ------------     ------------
Partners' capital accounts (deficits):
  General Partner and Associate Limited Partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              20,000           20,000
    Cumulative net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          34,165,129       33,739,753
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . .         (33,609,346)     (33,466,823)
                                                                                              ------------     ------------
                                                                                                   575,783          292,930
                                                                                              ------------     ------------
  Limited Partners:
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . . . .         364,841,815      364,841,815
    Cumulative net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (48,524,061)     (78,963,692)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . . . .        (136,646,308)    (134,080,876)
                                                                                              ------------     ------------
                                                                                               179,671,446      151,797,247
                                                                                              ------------     ------------
          Total partners' capital accounts (deficits). . . . . . . . . . . . . . . . .         180,247,229      152,090,177
                                                                                              ------------     ------------
  Commitments and contingencies (notes 1, 4, 5, 6, 7 and 8)

          Total liabilities and partners' capital. . . . . . . . . . . . . . . . . . .        $384,135,151      348,094,995
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

                                                                ARVIDA/JMB PARTNERS, L.P.
                                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                                                       (UNAUDITED)
                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                      SEPTEMBER 30                      SEPTEMBER 30
                                                               ---------------------------      ---------------------------
                                                                 1994              1993             1994            1993
                                                             -----------        ----------      -----------     -----------
Revenues:
  Housing. . . . . . . . . . . . . . . . . . . . . .         $47,597,166        19,943,472      138,925,711      38,734,596
  Homesites. . . . . . . . . . . . . . . . . . . . .           9,961,667        17,396,155       33,857,895      37,877,140
  Land and property. . . . . . . . . . . . . . . . .           3,185,798        11,220,202        8,006,935      18,115,447
  Operating properties . . . . . . . . . . . . . . .           5,882,926         5,920,463       19,597,595      19,151,202
  Brokerage and other operations . . . . . . . . . .           7,338,695         8,008,342       23,597,186      23,311,590
                                                             -----------        ----------      -----------     -----------
        Total revenues . . . . . . . . . . . . . . .          73,966,252        62,488,634      223,985,322     137,189,975
                                                             -----------        ----------      -----------     -----------
Cost of revenues:
  Housing. . . . . . . . . . . . . . . . . . . . . .          38,692,173        16,202,738      109,679,555      31,454,296
  Homesites. . . . . . . . . . . . . . . . . . . . .           5,396,961        10,179,483       19,619,916      23,873,622
  Land and property. . . . . . . . . . . . . . . . .           2,044,729        10,023,535        4,291,094      14,867,711
  Operating properties . . . . . . . . . . . . . . .           6,567,634         6,445,865       19,789,951      20,122,953
  Brokerage and other operations . . . . . . . . . .           6,088,869         6,926,380       19,550,564      19,278,308
                                                             -----------        ----------      -----------     -----------
        Total cost of revenues . . . . . . . . . . .          58,790,366        49,778,001      172,931,080     109,596,890
                                                             -----------        ----------      -----------     -----------
Gross operating profit . . . . . . . . . . . . . . .          15,175,886        12,710,633       51,054,242      27,593,085
Selling, general and administrative
  expenses . . . . . . . . . . . . . . . . . . . . .           4,810,375         4,838,719       14,062,348      13,516,455
Charges to the carrying value of real
  estate inventories and other assets. . . . . . . .               --                --               --          4,896,000
                                                             -----------        ----------      -----------     -----------
        Net operating income . . . . . . . . . . . .          10,365,511         7,871,914       36,991,894       9,180,630

                                                                        ARVIDA/JMB PARTNERS, L.P.
                                                    CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)




                                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                      SEPTEMBER 30                      SEPTEMBER 30
                                                               ---------------------------      ---------------------------
                                                                 1994              1993             1994            1993
                                                             -----------        ----------      -----------     -----------

Interest income. . . . . . . . . . . . . . . . . . .             311,852            81,835          656,847         459,723
Equity in earnings of unconsolidated
  ventures . . . . . . . . . . . . . . . . . . . . .            (159,142)          150,868         (181,492)        660,283
Interest and real estate taxes, net. . . . . . . . .           1,802,996         3,083,508        6,602,242       9,935,511
                                                             -----------        ----------      -----------     -----------

        Net income before extra-
          ordinary item. . . . . . . . . . . . . . .           8,715,225         5,021,109       30,865,007         365,125

        Extraordinary item:
          Gain on early extinguishment
            of debt (note 4) . . . . . . . . . . . .               --            9,535,781            --          9,535,781
                                                             -----------        ----------      -----------     -----------

        Net income . . . . . . . . . . . . . . . . .         $ 8,715,225        14,556,890       30,865,007       9,900,906
                                                             ===========        ==========      ===========     ===========

        Net income per Limited
          Partnership Interest . . . . . . . . . . .         $     21.35             35.78            75.34           24.26
                                                             ===========        ==========      ===========     ===========
        Cash Distribution per
          Limited Partnership Interest . . . . . . .         $     --                 --               6.35            --
                                                             ===========        ==========      ===========     ===========















                                 The accompanying notes are an integral part of these consolidated financial statements.

                                                                ARVIDA/JMB PARTNERS, L.P.
                                                                 (A LIMITED PARTNERSHIP)
                                                                AND CONSOLIDATED VENTURES

                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                                                       (UNAUDITED)

                                                                                                  1994              1993
                                                                                              ------------      -----------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 30,865,007        9,900,906
Charges (credits) to net income not using (providing) cash:
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,149,683        4,705,340
  Equity in (earnings) losses of unconsolidated ventures . . . . . . . . . . . . . . .             181,492         (660,283)
  Provision for doubtful accounts. . . . . . . . . . . . . . . . . . . . . . . . . . .              28,234           73,215
  (Gain) loss on sale of property and equipment. . . . . . . . . . . . . . . . . . . .              33,121           (6,664)
  Charge to carrying value of real estate inventories and other assets . . . . . . . .               --           4,896,000
  Extraordinary gain on early extinguishment of debt . . . . . . . . . . . . . . . . .               --          (9,535,781)
Changes in:
  Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (4,008,607)      (2,925,511)
  Trade and other accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . .         (18,589,232)        (400,091)
  Real estate inventories:
    Additions to real estate inventories . . . . . . . . . . . . . . . . . . . . . . .        (146,235,805)     (82,721,987)
    Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         133,590,565       70,195,629
    Capitalized interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (6,085,929)      (6,038,845)
    Capitalized real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,397,269)      (2,661,440)
  Equity memberships . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,422,830        4,770,226
  Amounts due from affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (174,092)         114,282
  Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . . . . . . .            (179,669)         966,417
  Accounts payable, accrued expenses and other liabilities . . . . . . . . . . . . . .          16,168,019        8,636,076
  Deposits and unearned income . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10,239,209        5,415,061
                                                                                              ------------      -----------
          Total adjustments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (9,857,450)      (5,178,356)
                                                                                              ------------      -----------
          Net cash provided by operations. . . . . . . . . . . . . . . . . . . . . . .          21,007,557        4,722,550
                                                                                              ------------      -----------

                                                                ARVIDA/JMB PARTNERS, L.P.
                                                                 (A LIMITED PARTNERSHIP)
                                                                AND CONSOLIDATED VENTURES
                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                                                  1994              1993
                                                                                              ------------      -----------
Cash flows from investing activities:
  Mortgages receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,421,273          553,338
  Acquisitions of property and equipment . . . . . . . . . . . . . . . . . . . . . . .          (5,335,285)      (2,518,717)
  Proceeds from disposals of property and equipment. . . . . . . . . . . . . . . . . .               2,528           52,581
  Joint venture distributions (contributions), net . . . . . . . . . . . . . . . . . .             372,626        1,569,435
  Payments from joint ventures . . . . . . . . . . . . . . . . . . . . . . . . . . . .             172,677        3,419,147
  Proceeds from acquisition of joint venture interest. . . . . . . . . . . . . . . . .               --               6,614
                                                                                              ------------      -----------
          Net cash provided by (used in) investing activities. . . . . . . . . . . . .          (3,366,181)       3,082,398
                                                                                              ------------      -----------
Cash flows from financing activities:
  Proceeds from notes and mortgages payable. . . . . . . . . . . . . . . . . . . . . .          14,644,990       22,066,280
  Payments of notes and mortgages payable. . . . . . . . . . . . . . . . . . . . . . .         (32,905,451)     (36,965,692)
  Distributions to General Partner and Associate Limited Partners. . . . . . . . . . .            (142,523)           --
  Distributions to Limited Partners. . . . . . . . . . . . . . . . . . . . . . . . . .          (2,565,432)           --
  Payments of bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (372,517)           --
                                                                                              ------------      -----------
          Net cash used in financing activities. . . . . . . . . . . . . . . . . . . .         (21,340,933)     (14,899,412)
                                                                                              ------------      -----------
Decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .          (3,699,557)      (7,094,464)
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . . . . . .          20,566,609        7,634,320
                                                                                              ------------      -----------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . . . . . .        $ 16,867,052          539,856
                                                                                              ============      ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest, net of amounts capitalized. . . . . . . .        $  2,193,827        5,936,916
                                                                                              ============      ===========
  Non-cash investing and financing activities:
    Acquisition of joint venture interests (note 5). . . . . . . . . . . . . . . . . .        $      --             324,169
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

                            SEPTEMBER 30, 1994 AND 1993

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

                             ARVIDA/JMB PARTNERS, L.P.
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Capitalized Interest and Real Estate Taxes

     Interest and real estate taxes incurred are capitalized to qualifying assets, principally real estate inventories. Such capitalized interest and real estate taxes are charged to cost of revenues as sales of real estate inventories are recognized. Interest, including the amortization of loan fees, of $8,338,592 and $11,318,289 was incurred for the nine months ended September 30, 1994 and 1993, respectively, of which $6,085,929 and $6,038,845 was capitalized, respectively. Interest payments, including amounts capitalized, of $8,279,756 and $11,975,761 were made during the nine months ended September 30, 1994 and 1993, respectively. Interest, including the amortization of loan fees, of $2,795,676 and $3,525,027 was incurred for the three months ended September 30, 1994 and 1993, respec-tively, of which $2,293,570 and $2,162,946 was capitalized, respectively. Interest payments of $1,569,376 and $4,431,558 were made during the three months ended September 30, 1994 and 1993, respectively.

     Real estate taxes of $6,746,848 and $7,317,507 were incurred for the nine months ended September 30, 1994 and 1993, respectively, of which $2,397,269 and $2,661,440 were capitalized, respectively. Real estate tax payments of $570,613 and $418,571 were made during the nine months ended September 30, 1994 and 1993, respectively. Real estate taxes of $2,226,701 and $2,506,081 were incurred for the three months ended September 30, 1994 and 1993, respectively, of which $925,811 and $784,654 was capitalized, respectively. Real estate tax payments of $265,395 and $159,091 were made during the three months ended September 30, 1994 and 1993, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and operating properties as these taxes are included in cost of revenues for operating properties.

     Property and Equipment and Other Assets

     Property and equipment are carried at cost less accumulated depreciation and are depreciated on the straight-line method over the estimated useful lives of the assets, which range from two to 40 years. Expenditures for maintenance and repairs are charged to expense as incurred. Costs of major renewals and improvements which extend useful lives are capitalized. Other assets are amortized on the straight-line method over the useful lives of the assets which range from one to five years. Depreciation expense of approximately $3,705,600 and $4,108,600 was incurred for the nine months ended September 30, 1994 and 1993, respectively. Amortization of other assets, excluding loan fees, of approximately $160,300 and $131,100 was incurred for the nine months ended September 30, 1994 and 1993, respectively. Amortization of loan fees, which is included in interest expense, of approximately $283,800 and $465,600 was incurred for the nine months ended September 30, 1994 and 1993, respectively. Depreciation expense of approximately $1,230,500 and $1,397,700 was incurred for the three month periods ended September 30, 1994 and 1993, respectively. Amortization of other assets, excluding loan fees, of approximately $52,800 and $41,100 was incurred for the three months ended September 30, 1994 and 1993, respectively. Amortization of loan fees, which is included in interest expense, of approximately $15,000 and $121,900 was incurred for the three months ended September 30, 1994 and 1993, respectively.

     Investments in and Advances to Joint Ventures, Net

     In general, the equity method of accounting has been applied in the accompanying consolidated financial statements with respect to those investments for which the Partnership does not have majority control and where the Partnership's ownership interest is 50% or less (note 5). The

                             ARVIDA/JMB PARTNERS, L.P.
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


cost method of accounting has been applied in the accompanying consolidated financial statements with respect to the Coto de Caza joint venture. The cost method of accounting is used when a limited partner has virtually no influence over the venture operations and financial policies. Under the cost method, income is generally recorded only to the extent of distributions received.

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

     Partnership Records

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments where applicable to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the ventures as described above. The net effect of these items is summarized as follows for the nine months ended September 30:

                                       1994                         1993
                             --------------------      ---------------------
                          GAAP BASIS     TAX BASIS     GAAP BASIS     TAX BASIS
                          ----------     ---------     ----------     ---------
Net income . . . .       $30,865,007    29,013,084      9,900,906     4,829,187
Net income per
 Limited
 Partnership
 Interest. . . . .       $     75.34         70.81          24.26         11.83
Cash distribu-
 tions per
 Limited
 Partnership
 Interest. . . . .       $      6.35          6.35          --            --
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

    The net income per Limited Partnership Interest is based upon the Limited Partnership Interests outstanding at the end of each period.

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

     The Partnership's Communities are in various stages of development, with estimated remaining build-outs ranging from one to ten years. The Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay, is in its early stage of development. The Weston Community, located in Broward County, Florida is the Partnership's largest Community and is in its mid stage of development. Also in their mid stages of development are the River Hills Country Club in Tampa, Florida; Jacksonville Golf and Country Club in Jacksonville, Florida; the Water's Edge Community in Atlanta, Georgia and The Cullasaja Club, near Highlands, North Carolina. The Partnership's remaining Communities known as Sawgrass Country Club, in Jacksonville, Florida and Dockside in Atlanta, Georgia are in their final stages of development with anticipated close-outs in 1996. In addition, the Broken Sound Community, located in Boca Raton, Florida, is nearing completion with an anticipated close-out in 1995. Future revenues will be impacted to the extent that there are lower levels of inventories available for sale as these Communities approach or undertake their final phases.

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

(3)  CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     At September 30, 1994 and December 31, 1993, cash and cash equivalents primarily consisted of U.S. Government obligations with original maturities

                             ARVIDA/JMB PARTNERS, L.P.
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

of three months or less, money market demand accounts and repurchase agreements, the costs of which approximate market value. Cash and cash equivalents include treasury bills with original maturity dates of three months or less of approximately $1,786,000 and $3,900,000 at September 30, 1994 and December 31, 1993, respectively. Included in restricted cash are amounts restricted under various escrow agreements. Credit risk associated with cash, cash equivalents and restricted cash is considered low due to the quality of the financial institutions in which these assets are held.

(4)  NOTES AND MORTGAGES PAYABLE

     At September 30, 1994, the Partnership's credit facility consists of a term loan in the original amount of $126,805,195, a revolving line of credit facility up to $20 million, an income property term loan in the original amount of $20 million and a $15 million letter of credit facility.

The term loan, the revolving line of credit and the letter of credit facility are secured by recorded mortgages on all otherwise unencumbered real property assets of the Partnership, as well an assignment of all mortgages receivable, equity memberships, certain joint venture interests or joint venture proceeds and cash balances (with the exception of deposits held in escrow). The income property term loan is secured by the recorded first mortgages on a mixed-use center and an office building in Boca Raton, Florida. All of the notes under the facility are cross-collateralized and cross-defaulted. At September 30, 1994, the term loan, the revolving line of credit and the income property term loan bear interest based, at the Partnership's option, on one of the lenders' prime rate plus 1.25% per annum or the relevant London Inter-Bank Offering Rate (LIBOR) plus 2.50% per annum. At December 31, 1993, $75 million of the Partnership's outstanding credit facility was under two interest rate swap arrangements. However, one of the interest rate swap arrangements matured in February 1994, and at September 30, 1994, only $25 million of the Partnership's outstanding credit facility was under an interest rate swap arrangement. The remaining interest rate swap arrangement matured in October 1994. For the nine month period ended September 30, 1994, the effective interest rate for the combined term loan, income property term loan and revolving line of credit facility was approximately 7.8% per annum. This rate includes the effect of the interest rate swap arrangements.

     Under the term loan agreement, the Partnership made the first required principal payments of $8 million in February 1993 and $10 million in March 1994. Principal payments of $10 million on the term loan are due in each of the years 1995 and 1996, and the remaining balance outstanding is due in July 1997. In addition, the term loan agreement provides for additional principal payments based upon a specified percentage of available cash flow and upon the sale of certain assets. For the nine months ended September 30, 1994, the Partnership made such additional term loan payments totalling approximately $11.5 million. Under the income property term loan, principal payments of $0.1 million are paid monthly. At September 30, 1994, all of the term loan proceeds had been borrowed with a remaining outstanding balance of $83,811,608; and $0, $18,233,659 and $9,768,906 were outstanding on the revolving line of credit facility, the income property term loan and the letter of credit facility, respectively.

     The facility contains significant restrictions with respect to the payment of distributions to partners, the maintenance of certain loan-to-value ratios, the use of proceeds from the sale of the Partnership's assets and advances to the Partnership's joint ventures.

     Loan fees incurred in connection with the Partnership's credit facility were capitalized and were fully amortized as a component of interest expense as of September 30, 1994.

                             ARVIDA/JMB PARTNERS, L.P.
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The income property term loan, revolving line of credit and letter of credit facility matured in July 1994 and were extended for 60 days to September 1994. The term loan matures in July 1997. The Partnership has reached an agreement in principle with its lenders for an eighteen month renewal of its entire credit facility. The new credit facility is expected to consist of a term loan in the amount of $85,252,520, a revolving line of credit facility up to $20 million, an income property term loan of $18,233,326 and a $15 million letter of credit facility. The term loan, revolving line of credit facility and income property term loan are expected to bear interest based, at the Partnership's option, on one of the lenders' prime rate plus 1.25% or the relevant LIBOR plus 2.50%. The term loan agreement is expected to require principal payments of $10 million and $5 million in February and July of each year, respectively, and the remaining outstanding balance is due on the maturity date, July 1, 1997. Under the income property term loan, monthly principal payments of $0.1 million are expected to be paid and the remaining outstanding balance is due on the maturity date, March 1, 1996. In addition, the term loan and income property term loan agreements are expected to provide for additional repayments based upon the sale of certain assets. The term loan is also expected to provide for additional principal payments based upon the net cash flow generated by the Partnership each year. The revolving line of credit facility and letter of credit facility are expected to mature in December 1995 and July 1995, respectively. In connection with obtaining this extension and renewal, the Partnership made a $3 million principal payment on its term loan in July 1994, and is expected to make an additional $9.5 million term loan payment upon closing of the renewal of the credit facility. Although the Partnership is optimistic that the renewal of its credit facility will be finalized, there can be no assurance that such renewal will be obtained.

     Also included in notes and mortgages payable at September 30, 1994 is approximately $6.9 million representing project specific financing for the Partnership's retail property located in its Weston Community, approximately $3.0 million of subordinated debt attributable to the Cullasaja Joint Venture, which is now consolidated with the Partnership (note 5), and a $2.0 million note executed in conjunction with the Partnership's repurchase of a land parcel in Weston's Increment III.

     In addition to the above, the Partnership has a $24 million revolving construction line of credit for the first building and certain amenities within the Partnership's new condominium project on Longboat Key, Florida know as Arvida's Grand Bay. At September 30, 1994, approximately $11.9 million was outstanding under this note. During October 1994, the Partnership obtained an approximate $4.9 million revolving construction line of credit for another building within Arvida's Grand Bay.

     Certain of the Partnership's property within the Cullasaja Community was encumbered by a mortgage note which matured on March 1, 1994. The note was collateralized by a first mortgage on certain real estate inventories and 12.5% of the outstanding balance was guaranteed by the Partnership.
The Partnership was unable to obtain an extension of the loan, and therefore, on June 29, 1994, purchased the note at par and paid the accrued interest thereon and certain attorney and conveyance fees. The total amount of such payment was approximately $5,278,000. The note was subsequently assigned to the Partnership's lender under its credit facilities.

     The Partnership owned an 80% general partnership interest in The Oaks Community located near Sarasota, Florida. During the fourth quarter of 1991, the Partnership's joint venture partner failed to make capital contributions required to fund ongoing operations and pursuant to the joint venture agreement, was in default of the agreement. The Partnership

                             ARVIDA/JMB PARTNERS, L.P.
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


executed an agreement in August 1993 with its joint venture partner, CIS Oaks, Ltd., ("CIS"), whereby CIS assigned its 20% interest in The Oaks to the Partnership, thereby vesting 100% control of the assets of the joint venture to the Partnership.

     The assets of the Oaks joint venture were encumbered by two mortgage loans. A $12,492,200 loan was scheduled to mature in January 1997 and a $3,260,000 loan was scheduled to mature in December 1993. The joint venture had guaranteed $2.7 million of the loans, and the guaranteed amount was with recourse to the Partnership. The joint venture was in default under the terms of these loan agreements as a result of its failure to make principal payments of approximately $1.3 million in January 1993 to release the minimum number of homesite lots as required under these agreements and its failure to pay interest commencing with a payment due in April 1993. The Partnership was able to reach an agreement with its lenders to pay off the existing mortgage loans at a substantial discount from face value. On September 3, 1993, the Partnership paid the joint venture's lenders $6.7 million in full satisfaction of the outstanding mortgage loans, accrued interest and guaranty. This transaction was the cause of the approximate $9.5 million extraordinary gain on the early extinguishment of debt as of September 30, 1993.

     Given the finite amount of available capital to the Partnership, the Partnership determined that it was in its best long-term interest to utilize that capital for the development of its other properties and sold its remaining land holdings in The Oaks Community and its interest in The Oaks Club to an unaffiliated third party purchaser for $5.8 million. This sale transaction occurred simultaneously with the repayment of the loans and satisfaction of the mortgages. In light of the Partnership's guarantee under the loan agreement of $2.7 million of the outstanding mortgage loans, as well as other factors, these transactions were pursued as the least costly alternative available to the Partnership. These transactions resulted in a minimal net gain for Federal income tax purposes.


(5)  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

     The Partnership has numerous investments in real estate joint ventures with ownership interests ranging from 20% to 50%. Under certain circumstances, either pursuant to the venture agreement or due to the Partnership's obligations as a general partner, the Partnership may be required to make cash advances or contributions to the ventures. The total of such advances outstanding were approximately $4.2 million at September 30, 1994 and December 31, 1993, and are included in Investments in and Advances to Joint Ventures in the accompanying Consolidated Balance Sheets.

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

     The Partnership also incurs certain general and administrative expenses which it pays on behalf of the joint ventures in which it holds interests. The Partnership receives reimbursements from the joint ventures for such costs. For the nine months ended September 30, 1994, the Partnership was entitled to receive approximately $368,000 from certain of the joint ventures in which it holds interests. At September 30, 1994, approximately $76,200 was owed to the Partnership of which approximately $50,800 was received as of November 4, 1994. For the nine month period ended September 30, 1993, the Partnership was entitled to receive reimbursements of approximately $216,300.


(6)  TRANSACTIONS WITH AFFILIATES

     The Partnership, subject to certain limitations, may engage affiliates of the General Partner for property management, insurance and certain other administrative services to be performed in connection with the administration of the Partnership and its assets. The total of such costs (consisting primarily of insurance commissions) for the nine months ended September 30, 1994 was approximately $332,600, all of which was paid as of September 30, 1994. The total of such costs for the nine months ended September 30, 1993 was approximately $162,400. In addition, the General Partner and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Partnership and the operation of the Partnership's properties. Such costs were approximately $93,700 for the year ended December 31, 1993, all of which has been paid.

     The Partnership also receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative expenditures including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the nine months ended September 30, 1994, the total of such costs incurred by the Partnership on behalf of these affiliates totalled approximately $366,300. At September 30, 1994, approximately $39,600 was owed to the Partnership, all of which was received as of November 4, 1994. For the nine month period ended September 30, 1993, the Partnership was entitled to reimbursements of approximately $124,200.

     The Partnership and Arvida/JMB Partners, L.P.-II (a publicly-held limited partnership affiliated with the General Partner) each employ project related and administrative personnel who perform services on behalf of both partnerships. In addition, certain out-of-pocket expenditures related to such services and other general and administrative costs are incurred and charged to each partnership as appropriate. The Partnership receives reimbursements from or reimburses Arvida/JMB Partners, L.P.-II for such costs (including salary and salary-related costs). For the nine month periods ended September 30, 1994 and 1993, the Partnership was entitled to receive approximately $995,800 and $2,064,900, respectively, from Arvida/JMB Partners, L.P.-II. At September 30, 1994, approximately $257,200 was owed to the Partnership, all of which was received as of November 4, 1994. In addition, for the nine month periods ended
September 30, 1994 and 1993, the Partnership was obligated to reimburse Arvida/JMB Partners, L.P.-II approximately $416,700 and $956,200, respectively. At September 30, 1994, approximately $126,800 was unpaid, all of which was paid as of November 4, 1994.

                             ARVIDA/JMB PARTNERS, L.P.
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Arvida Company ("Arvida"), pursuant to an agreement with the Partnership, provides development, construction, management and other personnel and services to the Partnership for all of its projects and operations. Pursuant to such agreement, the Partnership shall reimburse Arvida for all of its out-of-pocket expenditures (including salary and salary-related costs), subject to certain limitations. The total of such costs for the nine month periods ended September 30, 1994 and 1993 were approximately $5,300,600 and $4,785,000, respectively, all of which was paid as of September 30, 1994.

     The Partnership pays for certain general and administrative costs, including certain insurance premiums, on behalf of its clubs, homeowners associations and maintenance associations. The Partnership receives
reimbursements from these entities for such costs.   For the nine month
period ended September 30, 1994, the Partnership was entitled to receive approximately $239,500 from these entities. At September 30, 1994, approximately $92,500 was owed to the Partnership. As of November 4, 1994 approximately $77,900 had been received. For the nine months ended September 30, 1993, the Partnership was entitled to receive approximately $379,600 from these entities.

     In accordance with the Partnership Agreement, the General Partner and Associate Limited Partners have deferred a portion of their distributions of net cash flow from the Partnership totalling approximately $936,000. This amount does not bear interest and is expected to be paid in future periods subject to certain restrictions contained in the Partnership's credit facility agreement.

     All amounts receivable or payable to the General Partner or its affiliates do not bear interest and are expected to be paid in future periods.


(7)  COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under standby letters of credit and performance bonds for approximately $9,769,000 and $7,739,000, respectively, at September 30, 1994. At December 31, 1993, the Partnership was contingently liable under standby letters of credit and performance bonds for approximately $11,501,000 and $12,106,000, respectively. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable under bonds for approximately $1,020,000 and $1,089,000 at September 30, 1994 and December 31, 1993, respectively.

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

     On April 19, 1993, a subrogation claim entitled Village Homes at Country Walk Master Maintenance Association, Inc. v. Arvida Corporation et al., was filed in the 11th Judicial Circuit for Dade County. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). In this suit, as amended, plaintiffs seek to recover damages and pre- and post-judgment interest in connection with $10,873,000 American Reliance has allegedly paid to the condominium association at Country Walk in the wake of Hurricane Andrew. Disney is

                             ARVIDA/JMB PARTNERS, L.P.
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


also a defendant in this suit. The Partnership believes that the amount of this claim that allegedly relates to units it sold is approximately $3,600,000. Plaintiffs also seek a declatory judgement seeking to hold the Partnership and other defendants responsible for amounts American Reliance must pay in the future to its insured as additional damages beyond the $10,873,000 previously paid. This litigation is still pending and the Partnership intends to vigorously defend itself.

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

     A second amended complaint captioned Berry v. Merrill Lynch, Pierce Fenner & Smith, Arvida/JMB Partners, Limited Partnership, Arvida/JMB Managers, Inc., JMB Realty Corporation and Does 1 through 100, has been filed in the Superior Court of the State of California in and for the County of San Diego, Case No. 669709. The lawsuit is purportedly filed as a class action on behalf of the named plaintiffs and all other persons or entities in the State of California who bought or acquired, directly or indirectly, limited partnership interests ("Interests") in the Partnership from September 1, 1987 through the present. The second amended complaint in the action alleges, among other things, that the defendants made misrepresentations and concealed various facts, breached fiduciary duties, and violated a contractual covenant of good faith in connection with the sale of Interests in the Partnership. The second amended complaint further alleges that such conduct violated California state law relating to fraud, constructive fraud, breach of fiduciary duty, willful suppression of facts, breach of the covenant of good faith, and conspiracy. Plaintiffs, on behalf of themselves and the purported plaintiff class, seek unspecified compensatory damages, consequential damages, punitive and exemplary damages, recission, interest, costs of the suit, and such other relief as the court may order. In October 1994, after the court denied defendants' demurrers, defendants answered the second amendment complaint. The Partnership believes that the lawsuit is without merit and intends to vigorously defend itself.

                             ARVIDA/JMB PARTNERS, L.P.
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     In addition, the Partnership has been advised by Merrill Lynch that Merrill Lynch has been named a defendant in actions pending in the Eleventh and Seventeenth Judicial Circuit Courts in Dade and Broward Counties, Florida to compel arbitration of claims brought by certain investors of the Partnership representing approximately 5% of the total of 404,000 Interests outstanding. Merrill Lynch has asked the Partnership and its General Partner to confirm an obligation of the Partnership and its General Partner to indemnify Merrill Lynch in these claims against all loss, liability, claim, damage and expense, including without limitation attorneys' fees and expenses, under the terms of a certain Agency Agreement dated September 15, 1987 ("Agency Agreement") with the Partnership relating to the sale of Interests through Merrill Lynch on behalf of the Partnership. In the actions to compel arbitration, the claimants have advised Merrill Lynch that they will seek to file demands for arbitration and claims for unspecified damages against Merrill Lynch based on Merrill Lynch's alleged violation of applicable state and/or federal securities laws and alleged violations of the rules of the National Association of Securities Dealers, Inc., together with pendent state law claims. The Agency Agreement generally provides that the Partnership and its General Partner shall indemnify Merrill Lynch against losses occasioned by any actual or alleged misstatements or omissions of material facts in the Partnership's offering materials used in connection with the sale of Interests and suffered by Merrill Lynch in performing its duties under the Agency Agreement, under certain specified conditions. The Agency Agreement also generally provides, under certain conditions, that Merrill Lynch shall indemnify the Partnership and its General Partner for losses suffered by the Partnership and occasioned by certain specified conduct by Merrill Lynch in the course of Merrill Lynch's solicitation of subscriptions for, and sale of, Interests. The Partnership is unable to determine at this time the ultimate investment of investors who have filed arbitration claims as to which Merrill Lynch might seek indemnification in the future. At this time, and based upon the information presently available about the arbitration statements of claims filed by some of these investors, the Partnership and its General Partner believe that they have meritorious defenses to demands for indemnification made by Merrill Lynch and intend to vigorously pursue such defenses. In the event Merrill Lynch is entitled to indemnification of its attorney's fees and expenses or other losses and expenses, these amounts may prove to be material.

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

     The Partnership owns a 50% joint venture interest in 31 commercial / industrial acres in Pompano Beach, Florida, which is encumbered by a mortgage loan in the principal amount of approximately $4 million at September 30, 1994. As a result of the Partnership's previous determination that the development of the land was no longer economically profitable, during April 1992, the Partnership and its joint venture partner each tendered payment in the amount of approximately $3.1 million to the lender for their respective shares of the guarantee payment required under the loan agreement and certain other holding costs, the majority of which reduced the outstanding mortgage loan to its current balance. The venture also intended at that time to convey title to the property to the lender; however, such conveyance is pending resolution of certain general development obligations of the venture as well as certain environmental issues. The Partnership has been negotiating with the lender regarding the

                             ARVIDA/JMB PARTNERS, L.P.
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

scope of the development work required to be done and does not anticipate the associated costs to be significant. With respect to the environmental issues, the previous owner remains obligated to undertake the clean up pursuant to, among other things, a surviving obligation under the purchase and sale agreement. The clean-up began in July 1994, and the first phase of the remedial action plan was completed in October 1994. Further action plans are now underway. If the previous owner is unable to fulfill all its obligations as they relate to this environmental issue, the venture and ultimately the Partnership may be obligated for such costs. Should this occur, the Partnership does not anticipate the cost of this clean-up to be material to its operations. The lender has asserted the mortgage loan is with recourse to the joint venture partners as a result of the partners' failure to perform in accordance with the terms of the loan agreement. The Partnership believes this claim is without merit and will vigorously defend itself against this allegation. The transfer of title, when fully consummated, will not have a significant impact on the Partnership's operations for financial reporting purposes due to the prior payment of the financial guarantees and certain holding costs. However, the Partnership will recognize a loss for Federal income tax purposes.

     The Partnership is seeking a permit to develop 1,156 of the 2,475 gross acres contained in Increment III of the Weston Community, portions of which are environmentally sensitive areas and are subject to protection as wetlands. The Partnership's current application for a wetlands permit for Increment III includes proposed wetlands mitigation of 1,319 acres together with construction of schools, parks, roads, sewers and related infrastructure, in addition to residential and commercial development. However, in August 1994, the Environmental Protection Agency (the "EPA") issued a letter to the United States Army Corps of Engineers (the "Corps"), which is the governmental agency responsible for issuing permits involving development of wetlands areas, setting forth the EPA's position that the Partnership's proposed development of Increment III should be denied unless substantially fewer acres than contemplated in the application are developed.

     The Partnership believes that the EPA's recommendation is flawed based on scientific evidence, and it continues to pursue issuance of the permit for development of Increment III on the terms and conditions previously set forth in its application. The Corps has not accepted the recommendation of the EPA and has advised the Partnership that it is continuing to consider the Partnership's current application as presently submitted. During October 1994, the Corps performed an independent analysis of the wetlands impact and mitigation. To date, the Partnership has not received a formal response from the Corps regarding the results of this analysis.

     If the Corps ultimately issues a permit generally on the same terms and conditions as set forth in the Partnership's previously submitted application, the EPA retains certain rights to veto or to seek to elevate the determination to issue a permit to higher governmental officials. Elevation could result in a decision to uphold, modify or retract issuance of the permit. If the Partnership does not ultimately receive its permit, it may seek a judicial review in federal district court of the denial of the permit. Additionally, the Partnership could initiate an action in the United States Court of Federal Claims seeking a determination that denial of the permit constitutes a "taking" of the Partnership's property for which the Partnership is due just compensation. The pursuit of these legal actions would likely be lengthy.

     The Partnership continues to believe that it will ultimately obtain a permit from the Corps to develop Increment III of the Weston Community on substantially the same terms and conditions for which it has currently applied. However, there is no assurance that such permit will in fact be obtained or, if not obtained, that the Partnership would be successful in

                             ARVIDA/JMB PARTNERS, L.P.
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

pursuing the above-mentioned legal actions. In addition, if such a permit were obtained, the Partnership would also need certain other approvals, including state and local approvals, to develop Increment III in accordance with the Partnership's current development plans. If such permits and other approvals are not obtained, the Partnership would be required to revise its development plans for the remaining portions of Increment I and II of the Weston Community, as well as its development plans for Increment
III. Such revisions would have a material adverse impact on the timing and amount of net income and net cash flow ultimately realized by the Partnership from the development of the Weston Community.

     The Partnership may be responsible for funding certain other ancillary activities for related entities in the ordinary course of business which the Partnership does not currently believe will have any material effect on its consolidated financial position or results of operations.

(8)  TAX INCREMENT FINANCING ENTITIES

     In connection with the development of the Partnership's Weston Community, bond financing is utilized to construct certain on-site and off-site infrastructure improvements, including major roadways, lakes, other waterways and pump stations, which the Partnership would otherwise be obligated to finance and construct as a condition to obtain certain approvals for the project. This bond financing is obtained by The Indian Trace Community Development District ("District"), a local government district operating in accordance with Chapter 190 of the Florida Statutes. Under this program, the Partnership is not obligated directly to repay the bonds. Rather, the bonds are expected to be fully serviced by special assessment taxes levied on the property, which effectively collateralizes the obligation to pay such assessments. While the owner of the property, the Partnership is responsible to pay the special assessment taxes until land parcels are sold. At such point, the liability for the assessments related to parcels sold will be borne by the purchasers through a tax assessment on their property. These special assessment taxes are designed to cover debt service on the bonds, including principal and interest payments, as well as the operating and maintenance budgets of the District.

The use of this type of bond financing is a common practice for major land developers in South Florida.

     The District issued $64,660,000 of variable rate bonds in November 1989 and $31,305,000 of variable rate bonds in July 1991. These bonds mature in various years commencing in May 1991 through May 2011. At September 30, 1994, the amount of bonds issued and outstanding totalled $87,085,000. For the twelve months ended December 31, 1993, the Partnership paid special assessments related to these bonds of approximately $5.2 million.

     In order to take advantage of historically low interest rates and reduce the exposure of variable rate debt, the District is pursuing a new bond issuance. The District has reached an agreement in principle on the issuance of fixed rate bonds which are expected to total approximately $96,000,000. These bonds are expected to be issued during the fourth quarter of 1994 and mature in various years commencing in 1995 through 2006. If successful, the proceeds from this offering will be used to refund 1989 and 1991 bonds currently outstanding.

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

(10)  ADJUSTMENTS

     In the opinion of the General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated statements as of September 30, 1994 and December 31, 1993 and for the three and nine month periods ended September 30, 1994 and 1993.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At September 30, 1994 and December 31, 1993, the Partnership had cash and cash equivalents of approximately $16,867,000 and $20,567,000, respectively. Bank overdrafts, which represent checks in transit, of approximately $1,287,000 and $1,660,000 at September 30, 1994 and December 31, 1993, respectively, were repaid from cash on hand in October and January 1994, respectively. Remaining cash and cash equivalents were available for debt service, working capital requirements and distributions to partners. The source of both short-term and long-term future liquidity is expected to be derived from the sale of housing units, homesites and land parcels and through the Partnership's credit facilities, which are discussed below.

     As a result of management's efforts to broaden the appeal of the Partnership's Communities through the introduction of new housing products, the implementation of a series of cost reductions, and the upward trends in housing activity that the nation, as well as the markets in which the Partnership's properties are located, have been experiencing, the Partnership was able to generate significant cash flow before debt service during 1993. The Partnership utilized this excess cash flow to make scheduled and accelerated principal repayments on its outstanding debt, as required under the terms of the credit facility agreement, and to increase its cash reserves. Furthermore, in February 1994, the Partnership made a distribution for 1993 of $2,565,433 to its Limited Partners ($6.35 per Interest) and $142,523 to the General Partner and Associate Limited Partners, collectively. These positive trends have continued into 1994 as the Partnership was able to generate significant cash flow before debt service and net income for the nine months ended September 30, 1994.

      At September 30, 1994, the Partnership's credit facility consists of a term loan in the original amount of $126,805,195, a revolving line of credit facility up to $20 million, an income property term loan in the original amount of $20 million and a $15 million letter of credit facility.

The term loan, the revolving line of credit and the letter of credit facility are secured by recorded mortgages on all otherwise unencumbered real property assets of the Partnership as well as an assignment of all mortgages receivable, equity memberships, certain joint venture interests or joint venture proceeds, and cash balances with the exception of deposits held in escrow). The income property term loan is secured by the recorded first mortgages on a mixed-use center and an office building in Boca Raton, Florida. All of the notes under the facility are cross-collateralized and cross-defaulted. The Partnership made the required principal payments of $8 million and $10 million on the term loan in February 1993 and March 1994, respectively. Principal payments of $10 million on the term loan are due in each of the years 1995 and 1996, and the remaining balance outstanding is due in 1997. In addition, the term loan agreement provides for additional principal payments based upon a specified percentage of available cash flow and upon the sale of certain assets. For the nine months ended September 30, 1994, the Partnership made such additional term loan payments totalling approximately $11.5 million. Under the income property term loan, principal payments of $0.1 million are paid monthly.
At September 30, 1994, all of the term loan proceeds had been borrowed with a remaining outstanding balance of $83,811,608; and $0, $18,233,659 and $9,768,906 were outstanding on the revolving line of credit facility, the income property term loan and the letter of credit facility, respectively.

     The facility contains significant restrictions with respect to the payment of distributions to partners, the maintenance of certain loan-to-value ratios, the use of proceeds from the sale of the Partnership's assets, and advances to the Partnership's joint ventures. Other than the uncertainty surrounding the funding of any required joint venture advances, which require the lenders' approval, and subject to the successful renewal of the Partnership's credit facilities as discussed below, the Partnership believes that the current and expected future liquidity and capital resources of the Partnership, including its renewed bank credit facilities, generally should be adequate to fund currently expected short- and long-term capital requirements for development and other costs of operations.

     The income property term loan, revolving line of credit and letter of credit facility matured in July 1994 and were extended for sixty days to September 1994. The term loan matures in July 1997. The Partnership has reached an agreement in principle with its lender for an eighteen month renewal of its entire credit facility. The new credit facility is expected to consist of a term loan in the amount of $85,252,520, a revolving line of credit facility up to $20 million, an income property term loan of $18,233,326 and a $15 million letter of credit facility. The term loan, revolving line of credit facility and income property term loan expected to bear interest based, at the Partnership's option, one of the lenders' prime rate plus 1.25% or the relevant LIBOR plus 2.50%. The term loan agreement is expected to require principal payments of $10 million and $5 million in February and July of each year, respectively, and the remaining outstanding balance is due on the maturity date, July 1, 1997. Under the income property term loan, monthly principal payments of $0.1 million are expected to be paid and the remaining outstanding balance is due on the maturity date, March 1, 1996. In addition, the term loan and income property term loan agreements are expected to provide for additional payments based upon the sale of certain assets. The term loan is also expected to provide for additional principal payments based upon the net cash flow generated by the Partnership each year. The revolving line of credit facility and letter of credit facility are expected to mature in December 1995, and July 1995, respectively. In connection with obtaining this extension and renewal, the Partnership made a $3 million principal payment on its term loan in July 1994, and is expected to make an additional $9.5 million term loan payment upon closing of the renewal of the credit facility. Although the Partnership is optimistic that the renewal of its credit facility will be finalized, there can be no assurance that such renewal will be obtained.

     The Partnership has a $24 million revolving construction line of credit for the first building and certain amenities within the Partnership's new condominium project on Longboat Key, Florida known as Arvida's Grand Bay. The line of credit bears interest at the lender's prime rate plus 3/4% per annum and matures in January 1996. As of September 30, 1994, approximately $11.9 million was outstanding under this
note.   During October 1994, the Partnership obtained an approximate $4.9 million revolving construction line of credit for another building within Arvida's Grand Bay. This line of credit also bears interest at the lender's prime rate plus 3/4% per annum and matures in January 1996.

     Certain of the Partnership's property within the Cullasaja Community was encumbered by a mortgage note which matured on March 1, 1994. The note was collateralized by a first mortgage on certain real estate inventories and 12.5% of the outstanding balance was guaranteed by the Partnership.
The Partnership was unable to obtain an extension of the loan, and therefore, on June 29, 1994, purchased the note at par and paid the accrued interest thereon and certain attorney and conveyance fees. The total amount of such payment was approximately $5,278,000. The note was subsequently assigned to the Partnership's lender under its credit facilities.

     During 1992 and 1993, the Partnership funded all development and construction costs, as well as certain overheads, incurred on behalf of the two joint ventures in Weston which had been formed to construct homes in that Community. Such amounts were funded in accordance with the development management agreements the Partnership had entered into with these joint ventures. The majority of these amounts were reimbursed to the Partnership as of September 30, 1993. In addition, during the nine months ended September 30, 1993 the Partnership received $0.8 million and $0.3 million of distributions from the Mizner Tower and Mizner Court joint ventures, respectively. The receipt of these amounts during 1993 are the primary causes for the decrease in payments from joint ventures and joint venture distributions (contributions), net, respectively, as well as the overall decrease in cash provided by (used in) investing activities as reflected in the accompanying Consolidated Statements of Cash Flows for the nine months ended September 30, 1994 as compared to the same period in 1993.

     The Partnership owned an 80% general partnership interest in The Oaks Community located near Sarasota, Florida. During the fourth quarter of 1991, the Partnership's joint venture partner failed to make capital contributions required to fund ongoing operations and pursuant to the joint venture agreement, was in default of the agreement. The Partnership executed an agreement in August 1993 with its joint venture partner, CIS Oaks, Ltd., ("CIS"), whereby CIS assigned its 20% interest in The Oaks to the Partnership, thereby vesting 100% control of the assets of the joint venture to the Partnership.

     The assets of the Oaks joint venture were encumbered by two mortgage loans. A $12,492,200 loan was scheduled to mature in January 1997 and a $3,260,000 loan was scheduled to mature in December 1993. The joint venture had guaranteed $2.7 million of the loans, and the guaranteed amount was with recourse to the Partnership. The joint venture was in default under the terms of these loan agreements as a result of its failure to make principal payments of approximately $1.3 million in January 1993 to release the minimum number of homesite lots as required under these agreements and its failure to pay interest commencing with a payment due in April 1993. The Partnership was able to reach an agreement with its lenders to pay off the existing mortgage loans at a substantial discount from face value. On September 3, 1993, the Partnership paid the joint venture's lenders $6.7 million in full satisfaction of the outstanding mortgage loans, accrued interest and guaranty. This transaction was the cause of the approximate $9.5 million extraordinary gain on the early extinguishment of debt as of September 30, 1993.

     Given the finite amount of available capital to the Partnership, the Partnership determined that it was in its best long-term interest to utilize that capital for the development of its other properties and sold its remaining land holdings in The Oaks Community and its interest in The Oaks Club to an unaffiliated third party purchaser for $5.8 million. This sale transaction occurred simultaneously with the repayment of the loans and satisfaction of the mortgages. In light of the Partnership's guarantee under the loan agreement of $2.7 million of the outstanding mortgage loans, as well as other factors, these transactions were pursued as the least costly alternative available to the Partnership. These transactions resulted in a minimal net gain for Federal income tax purposes.

     The Partnership is seeking a permit to develop 1,156 of the 2,475 gross acres contained in Increment III of the Weston Community, portions of which are environmentally sensitive areas and are subject to protection as wetlands. The Partnership's current application for a wetlands permit for Increment III includes proposed wetlands mitigation of 1,319 acres together with construction of schools, parks, roads, sewers and related infrastructure, in addition to residential and commercial development. However, in August 1994, the Environmental Protection Agency (the "EPA") issued a letter to the United States Army Corps of Engineers (the "Corps"), which is the governmental agency responsible for issuing permits involving development of wetlands areas, setting forth the EPA's position that the Partnership's proposed development of Increment III should be denied unless substantially fewer acres than contemplated in the application are developed.

     The Partnership believes that the EPA's recommendation is flawed based on scientific evidence, and it continues to pursue issuance of the permit for development of Increment III the terms and conditions previously set forth in its application. The Corps has not accepted the recommendation of the EPA and has advised the Partnership that it is continuing to consider the Partnership's current application as presently submitted. During October 1994, the Corps performed an independent analysis of the wetlands impact and mitigation. To date, the Partnership has not received a formal response from the Corps regarding the results of this analysis.

     If the Corps ultimately issues a permit generally on the same terms and conditions as set forth in the Partnership's previously submitted application, the EPA retains certain rights to veto or to seek to elevate the determination to issue a permit to higher governmental officials. Elevation could result in a decision to uphold, modify or retract issuance of the permit. If the Partnership does not ultimately receive its permit, it may seek a judicial review in federal district court of the denial of the permit. Additionally, the Partnership could initiate an action in the United States Court of Federal Claims seeking a determination that denial of the permit constitutes a "taking" of the Partnership's property for which the Partnership is due just compensation. The pursuit of these legal actions would likely be lengthy.

     The Partnership continues to believe that it will ultimately obtain a permit from the Corps to develop Increment III of the Weston Community on substantially the same terms and conditions for which it has currently applied. However, there is no assurance that such permit will in fact be obtained or, if not obtained, that the Partnership would be successful in pursuing the above-mentioned legal actions. In addition, if such a permit were obtained, the Partnership would also need certain other approvals, including state and local approvals, to develop Increment III in accordance with the Partnership's current development plans. If such permits and other approvals are not obtained, the Partnership would be required to revise its development plans for the remaining portions of Increment I and II of the Weston Community, as well as its development plans for Increment
III. Such revisions would have a material adverse impact on the timing and amount of net income and net cash flow ultimately realized by the Partnership from the development of the Weston Community.

     The Partnership has been advised by Merrill Lynch that Merrill Lynch has been named a defendant in actions pending in the Eleventh and Seventeenth Judicial Circuit Courts in Dade and Broward Counties, Florida to compel arbitration of claims brought by certain investors of the Partnership representing approximately 5% of the total of 404,000 Interests outstanding. Merrill Lynch has asked the Partnership and its General Partner to confirm an obligation of the Partnership and its General Partner to indemnify Merrill Lynch in these claims against all loss, liability, claim, damage and expense, including without limitation attorney's fees and expenses, under the terms of a certain Agency Agreement dated September 15, 1987 with the Partnership relating to the sale of Interests in the Partnership through Merrill Lynch on behalf of the Partnership. The Partnership is unable to determine at this time the ultimate investment of investors who have filed arbitration claims as to which Merrill Lynch might seek indemnification in the future. At this time, and based upon the information presently available about the arbitration statements of claims filed by some of these investors, the Partnership and its General Partner believe that they have meritorious defenses to demands for indemnification made by Merrill Lynch and intend to vigorously pursue such defenses. In the event Merrill Lynch is entitled to indemnification of its attorney's fees and expenses or other losses and expenses, these amounts may prove to be material.

     Reference is made to Part II - OTHER INFORMATION - Item 1. Legal Proceedings, for a discussion of various lawsuits, in which the Partnership is a defendant, allegedly arising out of or relating to Hurricane Andrew and certain property damage allegedly suffered by the plaintiffs at a previously developed community known as Country Walk.

RESULTS OF OPERATIONS

     The results of operations for the three and nine months ended September 30, 1994 and 1993 are primarily attributable to the development and sale or operation of the Partnership's assets. See Note 1 for a discussion regarding the recognition of profit from sales of real estate.

     For the quarter ended September 30, 1994, the Partnership (including its consolidated and unconsolidated joint ventures accounted for under the equity method) closed on the sale of 215 housing units, 136 homesites and approximately 12 acres of undeveloped land tracts. This compares to closings in the third quarter of 1993 of 122 housing units, 206 homesites and approximately three acres of developed and undeveloped land tracts. Outstanding contracts ("backlog") as of September 30, 1994 were for 952 housing units, 107 homesites, and approximately 18 acres of developed and undeveloped land tracts. This compares to a backlog as of September 30, 1993 of 570 housing units, 154 homesites, approximately 37 acres of developed and undeveloped land tracts as well as the Oak Bridge Club in Jacksonville, Florida. In an effort to capture additional market share and increase profitability, the Partnership is building a larger proportion of the homes within its Communities as opposed to selling homesites to unaffiliated third-party builders. This shift in strategy allows the Partnership to earn the incremental building profit from housing construction in addition to the profits earned from homesite development. The increase in housing closings and outstanding contracts from the prior year, as indicated above, reflect this change in strategy as well as the improvement seen in market conditions and demand for the Partnership's products.

     The Partnership's Communities are in various stages of development, with estimated remaining build-outs ranging from one to ten years. The Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay, is in its early stage of development. The Weston Community, located in Broward County, Florida, is the Partnership's largest Community and is in its mid stage of development. Also in their mid stages of development are the River Hills Country Club in Tampa, Florida; Jacksonville Golf and Country Club in Jacksonville, Florida; the Water's Edge Community in Atlanta, Georgia and The Cullasaja Club, near Highlands, North Carolina. The Partnership's remaining Communities known as Sawgrass Country Club, in Jacksonville, Florida and Dockside in Atlanta, Georgia are in their final stages of development with anticipated close-outs in 1996. In addition, the Broken Sound Community, located in Boca Raton, Florida, is nearing completion with an anticipated close-out in 1995. Future revenues will be impacted to the extent that there are lower levels of inventories available for sale as these Communities approach or undertake their final phases.

     Revenues from housing and homesite activities are recognized upon the closing of homes and developed lots, respectively, within the Partnership's Communities. Land and property revenues are generated from the closing of developed and undeveloped residential and/or commercial land tracts, the sale of operating properties as well as gross revenues earned from the sale of equity memberships in the clubs within the Partnership's Boca Raton and Jacksonville, Florida Communities, as well as its Community near Highlands, North Carolina.

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

     South Florida building code changes, which have been effective since September 1, 1994, have impacted construction requirements in Dade and Broward Counties. These building code changes have resulted in increased construction costs which, if not passed through to purchasers, would negatively impact housing margins realized by the Partnership. At this time, it is uncertain as to whether or not the Partnership will be able to fully recover such increased costs through increases in the sales price of homes.

     Housing revenues increased significantly for the three and nine month periods ended September 30, 1994 as compared to the same periods in 1993 due primarily to an increase in the number of closings at the Partnership's Weston and Broken Sound Communities, as well as the initial recognition of revenues for the first building at Arvida's Grand Bay on Longboat Key during 1994. As of September 30, 1994, the Partnership had entered into contracts for the sale of approximately 73% of the units within the first building. Construction of the second building commenced in August 1994. Sales at Arvida's Grand Bay and the resulting recognition of revenue under the percentage of completion method are also the primary cause of the increase in trade and other accounts receivable at September 30, 1994 as compared to December 31, 1993.

     In an effort to capture additional market share in Broward County, Florida, the Partnership introduced several new value-oriented products in Weston in late 1992 and early 1993. These products had their initial closings in the third quarter of 1993. The continued success of these products contributed significantly to the increased closings in Weston as well as the overall increase in housing revenues for the three and nine months ended September 30, 1994 as compared to the same periods in 1993. Revenues increased at Broken Sound due to the continued sale of products which had their initial closings in the second quarter of 1993. The Partnership also experienced increased revenues at its Communities in Tampa and Jacksonville, Florida, due to the introduction of products which had their initial closings in the fourth quarter of 1993. During the third quarter of 1994, the Partnership commenced home building activities in the Atlanta market with the introduction of housing products in its Waters Edge and Dockside Communities. The Partnership anticipates generating the initial revenues from the closings of these homes in the first quarter of 1995.

     The favorable variances experienced in housing revenues are also attributable to management's decision to place more emphasis on the Partnership's home building operations. This decision will result in more housing products offered which are built by the Partnership, in lieu of the Partnership selling homesites to unaffiliated third-party builders. Due to the implementation of this decision, revenues from homesite activities decreased for the three and nine months ended September 30, 1994 as compared to the same periods in 1993. The decrease in homesite revenues for the three months ended September 30, 1994 as compared to the same period in 1993 was also due to decreased closings at the Partnership's Sawgrass Country Club Community as a result of this Community being in its final stages of development. Slow sales at Waters Edge and Dockside also contributed to the unfavorable revenue variance for 1994 as compared to 1993. Sales continue to be slow in these communities due to weak market demand for the products offered in this particular sub-market in Atlanta.

     The increase in the gross operating profit from homesite activities for the three and nine months ended September 30, 1994 as compared to the same period in 1993 was due primarily to adjustments to cost of sales, recorded in the third quarter of 1994, to reflect changes in future development cost estimates for certain of the Partnership's products, primarily in the Weston Community. Current development estimates indicate lower costs to be incurred than were previously anticipated, therefore contributing to this favorable variance.

     Land and property revenues decreased for the three and nine months ended September 30, 1994 as compared to the same periods in 1993 due primarily to the sale of the Partnership's property in the Oaks in September 1993, as well as a lower volume of other land sale activity. Revenues for 1993 included approximately $5.8 million from the sale of the Partnership's remaining land holdings in the Oaks Community and its interest in The Oaks Club in September 1993, as previously discussed in Liquidity and Capital Resources. However, despite the decrease in revenues, the gross operating profit from land and property activities increased for 1994 due to an increase in the amount of revenues and related profits recognized for those land sales closed in previous years which had been deferred for financial reporting purposes, as well as a lower inventory cost basis for certain land parcels closed in 1994 as compared to 1993.

     Operating properties represents activity from the Partnership's club and hotel operations, commercial properties and certain other operating assets. Revenues generated by the Partnership's operating properties increased for the nine months ended September 30, 1994 as compared to the same period in 1993 primarily due to increased revenues from the Partnership's cable operations in Weston. This increase resulted from an increase in the number of cable subscribers within that Community, as well as a change in the cable rate structure. In addition, cable revenues increased due to the collection of amounts in 1994 which had not previously been accrued. Revenues generated at the Partnership's club operations in Weston and River Hills also increased during the three and nine months ended September 30, 1994 as compared to 1993 due to an increase in membership activity. The favorable variance in club revenues was offset, however, as 1994 revenues do not include any activity from the Oakbridge Club which was sold to an unaffiliated third party in October 1993.

     Brokerage and other operations represents activity from the sale of unaffiliated third-party builders' homes within the Partnership's Communities, activity from the resale of real estate inside and outside of the Partnership's Communities, proceeds from the Partnership's property management activities, as well as fees earned from various management agreements with joint ventures. The decrease in revenues from brokerage and other operations for the three months ended September 30, 1994 as compared to the same period in 1993 was due primarily to a decrease in commissions earned from the sales of builders' homes within the Partnership's Communities. Such commissions are expected to decrease as a direct result of management's decision to place more emphasis on its home building operations, as discussed above. The unfavorable revenue variance from brokerage activities was partially offset by increased commissions earned from the Partnership's resale operations in the Palm Beach County area.

     Selling, general and administrative expenses include all marketing costs, with the exception of those costs capitalized in conjunction with the construction of housing units, and project and general administrative costs. These expenses are net of the marketing fee reimbursements received from third-party builders.

     Charges to the carrying value of real estate inventories and other assets represent adjustments to the book values of the Partnership's assets based upon each asset's estimated selling price in the ordinary course of business, less estimated costs of completion, holding and disposal as compared to its recorded book value. During the nine months ended September 30, 1993, the Partnership recorded a charge to the inventory carrying values of the Waters Edge and Dockside Communities in Atlanta due to slower than anticipated sales absorptions. Market studies at that time indicated that the housing product offered for sale by third-party builders in those Communities was priced higher than market and, therefore, reductions in housing sales prices were warranted. The $4.9 million charge to the carrying values of Waters Edge and Dockside was necessary to reflect the adverse impact of the housing price reductions on future anticipated lot sales.

     Interest income increased for the three and nine months ended September 30, 1994 as compared to the same periods in 1993 due primarily to an increase in the average amounts invested in 1994 in short-term financial instruments.

     The decrease in equity in earnings (losses) of unconsolidated ventures for the three and nine months ended September 30, 1994 as compared to 1993 was due primarily to the reduction in earnings from the two joint ventures in Weston which had been formed to construct homes within that Community. Those homes had been completed and were virtually closed out by December 31, 1993.

     Interest and real estate taxes decreased for the three and nine month periods ended September 30, 1994 as compared to the same periods in 1993 due primarily to an overall decrease in the Partnership's average debt balance outstanding, as well as the maturity of one of the Partnership's interest rate swap arrangements in February 1994. The Partnership's remaining interest rate swap arrangement matured in October 1994.



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

     On April 19, 1993, a subrogation claim entitled Village Homes at Country Walk Master Maintenance Association, Inc. v. Arvida Corporation et al., was filed in the 11th Judicial Circuit for Dade County. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). In this suit, as amended, plaintiffs seek to recover damages and pre- and post-judgment interest in connection with $10,873,000 American Reliance has allegedly paid, plus amounts it may have to pay in the future to the condominium association at Country Walk in the wake of Hurricane Andrew. Disney is also a defendant in this suit. The Partnership believes that the amount of this claim that allegedly relates to units it sold is approximately $3,600,000. Plaintiffs also seek a declatory judgment seeking to hold the Partnership and other defendants responsible for amounts American Reliance must pay in the future to its insureds as additional damages beyond the $10,873,000 previously paid. The resolution of this claim is still pending and the Partnership intends to vigorously defend itself.

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

     A second amended complaint captioned Berry v. Merrill Lynch, Pierce Fenner & Smith, Arvida/JMB Partners, Limited Partnership, Arvida/JMB Managers, Inc., JMB Realty Corporation and Does 1 through 100, has been filed in the Superior Court of the State of California in and for the County of San Diego, Case No. 669709. The lawsuit is purportedly filed as a class action on behalf of the named plaintiffs and all other persons or entities in the State of California who bought or acquired, directly or indirectly, limited partnership interests ("Interests") in the Partnership from September 1, 1987 through the present. The second amended complaint in the action alleges, among other things, that the defendants made misrepresentations and concealed various facts, breached fiduciary duties, and violated a contractual covenant of good faith in connection with the sale of Interests in the Partnership. The second amended complaint further alleges that such conduct violated California state law relating to fraud, constructive fraud, breach of fiduciary duty, willful suppression of facts, breach of the covenant of good faith, and conspiracy. Plaintiffs, on behalf of themselves and the purported plaintiff class, seek unspecified compensatory damages, consequential damages, punitive and exemplary damages, recission, interest, costs of the suit, and such other relief as the court may order. In October 1994, after the court denied defendants' demurrers, defendants answered the second amended complaint. The Partnership believes that the lawsuit is without merit and intends to vigorously defend itself.

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

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

      3.      Amended and Restated Agreement of Limited Partnership.*

      4.0 Assignment Agreement by and among the General Partner, the Initial Limited Partner and the Partnership.*

      4.1 Amended and Restated Credit Agreement dated October 7, 1992, among Arvida/JMB Partners, L.P., Arvida/JMB Partners, Southeast Florida Holdings, Inc., Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership, Weston Hills Country Club Limited Partnership and Chemical Bank and Nationsbank of Florida, N.A. is herein incorporated by reference to Exhibit No. 4.4 to the Partnership's Report on Form 10-Q (File number 0-16976) dated November 11, 1992.

      4.2 Security Agreement dated as of October 7, 1992 made by Arvida/JMB Partners, L.P., Arvida/JMB Partners, Southeast Florida Holdings, Inc., Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership and Weston Hills Country Club Limited Partnership (as "grantors") in favor of Chemical Bank and Nationsbank of Florida, N.A. (as "lenders") is herein incorporated by reference to Exhibit No. 4.5 the Partnership's Report on Form 10-Q (File number 0-16976) dated November 11, 1992.

      4.3 Pledge Agreement dated as of October 7, 1992 among Arvida/JMB Partners, L.P., Arvida/JMB Partners, Southeast Florida Holdings, Inc., Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership and Weston Hills Country Club Limited Partnership (as "pledgors") and Chemical Bank and Nationsbank of Florida, N.A. (as "lenders") is herein incorporated by reference to Exhibit No. 4.6 the Partnership's Report on Form 10-Q (File number 0-16976) dated November 11, 1992.

      4.4 Various mortgages and other security interests dated October 7, 1992 related to the assets of Arvida/JMB Partners, Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership, Weston Hills Country Club Limited Partnership which secure loans under the Amended and Restated Credit Agreement referred to in Exhibit 4.1 are herein incorporated by reference to Exhibit No. 4.7 the Partnership's Report on Form 10-Q (File number 0-16976) dated November 11, 1992.

      4.7 $24,000,000 Consolidated Revolving Promissory Note dated January 14, 1994 by and between Arvida Grand Bay Limited Partnership-I, Arvida Grand Bay Limited Partnership-II, Arvida Grand Bay Limited Partnership-III, Arvida Grand Bay Limited Partnership-IV, Arvida Grand Bay Limited Partnership-V, and Arvida Grand Bay Limited Partnership-VI and Barnett Bank of Broward County, N.A. is herein incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-16976) dated March 25, 1994.

      4.8 Amended and Restated Mortgage and Security Agreement dated January 14, 1994 by and between Arvida Grand Bay Limited Partnership-I, Arvida Grand Bay Limited Partnership-II, Arvida Grand Bay Limited Partnership-III, Arvida Grand Bay Limited Partnership-IV, Arvida Grand Bay Limited Partnership-V, Arvida Grand Bay Limited Partnership-VI and Arvida Grand Bay Properties, Inc. and Barnett Bank of Broward County, N.A. is herein incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-16976) dated March 25, 1994.

      4.9 Construction Loan Agreement dated January 14, 1994 by and between Arvida Grand Bay Limited Partnership-I and Arvida Grand Bay Properties, Inc. and Barnett Bank of Broward County, N.A. is herein incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-16976) dated March 25, 1994.

      4.10 Fourth Amendment to Amended and Restated Credit Agreement dated as of July 1, 1994 by and among Arvida/JMB Partners, L.P., Arvida/JMB Partners, Southeast Florida Holdings, Inc., Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership, Weston Hills Country Club Limited Partnership and Chemical Bank is herein incorporated by reference to Exhibit 4.10 to the Partnership's report for June 30, 1994 on Form 10-Q (File No. 0-16976) dated August 13, 1994.

      4.11 Letter Agreement dated June 29, 1994 by and among Arvida/JMB Partners, L.P., Arvida/JMB Partners, Southeast Florida Holdings, Inc., Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership, Weston Hills Country Club Limited Partnership and Chemical Bank regarding an extension of the termination date of the letter of credit facility is herein incorporated by reference to Exhibit 4.11 to the Partnership's report for June 30, 1994 on Form 10-Q (File No. 0-16976) dated August 13, 1994.

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

      27.     Financial Data Schedule.

      99.     Partnership report on Form 8K dated September 13, 1994.


              * Previously filed with the Securities and Exchange Commission as Exhibits 3. and 4.0, respectively, to the Partnership's Form 10-K Report (File No. 0-16976) filed on March 27, 1990 and incorporated herein by reference.

              **   Previously filed with the Securities and Exchange
Commission as Exhibits 10.4 and 10.5, respectively, to the Partnership's Registration Statement (as amended) on Form S-1 (File No. 33-14091) under the Securities Act of 1933 filed on September 11, 1987 and incorporated herein by reference.

     (b) The Partnership has filed the following reports on Form 8-K during the period covered by this report.

         The Partnership's report dated September 13, 1994 describing the Partnership's application for a development permit for Increment III of its Weston Community.

                                    SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   ARVIDA/JMB PARTNERS, L.P.

                   BY:    Arvida/JMB Managers, Inc.
                          (The General Partner)




                          By:    GAILEN J. HULL
                                 Gailen J. Hull, Vice President
                          Date:  November 10, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                 GAILEN J. HULL
                                 Gailen J. Hull, Principal Accounting Officer
                          Date:  November 10, 1994