Form 10-K405
ARVIDA JMB PARTNERS L P
filed 1995-03-30
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-K


            Annual Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934


For the Fiscal Year
Ended December 31, 1994             Commission file no. 0-16976


                      ARVIDA/JMB PARTNERS, L.P.
       (Exact name of registrant as specified in its charter)


          Delaware                     36-3507015
(State of organization)       (IRS Employer Identification No.)


900 N. Michigan Ave., Chicago, IL         60611
(Address of principal executive office)(Zip Code)


Registrant's telephone number, including area code 312/915-1987


Securities registered pursuant to Section 12(b) of the Act:


                                       Name of each exchange on
Title of each Class                     which registered
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

Portions of the Prospectus of the registrant dated September 16, 1987 and filed with the Commission pursuant to Rules 424(b) and 424(c) under the Securities Act of 1933 as well as the Report on Form 8-K dated December 6, 1993 are incorporated by reference in Parts II and III of this Annual Report on Form 10-K.

                               TABLE OF CONTENTS


                                                       Page
                                                       ----
PART I

Item  1.     Business. . . . . . . . . . . . . . . . . .  1

Item  2.     Properties. . . . . . . . . . . . . . . . .  5

Item  3.     Legal Proceedings . . . . . . . . . . . . .  6

Item  4.     Submission of Matters to a Vote of
             Security Holders. . . . . . . . . . . . . .  9


PART II

Item  5.     Market for the Partnership's Limited
             Partnership Interests and Related
             Security Holder Matters . . . . . . . . . .  9

Item  6.     Selected Financial Data . . . . . . . . . . 10

Item  7.     Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations . . . . . . . . . . . . . . . 12

Item  8.     Financial Statements and Supplementary
             Data. . . . . . . . . . . . . . . . . . . . 23

Item  9.     Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure. . . . . . . . . . . . 62


PART III

Item 10.     Director and Executive Officers of
             the Registrant. . . . . . . . . . . . . . . 62

Item 11.     Executive Compensation. . . . . . . . . . . 65

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management. . . . . . 67

Item 13.     Certain Relationships and
             Related Transactions. . . . . . . . . . . . 68


PART IV

Item 14.     Exhibits, Financial Statement
             Schedules, and Reports on Form 8-K. . . . . 68


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

     Pursuant to the Partnership Agreement, the Partnership may continue in existence until December 31, 2087; however, the General Partner shall elect to pursue one of the following courses of action: (i) to cause the Interests to be listed on a national exchange or to be reported by the National Association of Securities Dealers Automated Quotation System at any time on or prior to the date ten years from the termination date of the offering of Interests; (ii) to purchase, or cause JMB Realty Corporation or its affiliates to purchase, ten years from the termination of the offering of Interests, all of the Interests at their then appraised fair market value (as determined by an independent nationally recognized investment banking firm or real estate advisory company); or (iii) to commence a liquidation phase ten years from the termination of the offering of Interests in which all of the Partnership's remaining assets will be sold or disposed of by the end of the fifteenth year from the termination of the offering.

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

     The Partnership sells individual residential lots and parcels of partially developed and undeveloped land. The third-party builders and developers to whom the Partnership sells homesites and land parcels are generally smaller local builders who require project specific financing for their developments and whose operations are more susceptible to fluctuations in the availability and terms of financing. In addition, within the Communities, the Partnership constructs, or causes to be constructed, a variety of products, including single-family homes, town-houses and condominiums to be developed for sale, as well as related commercial and recreational facilities. The Communities are located primarily throughout the State of Florida, with Communities also located near Atlanta, Georgia; Highlands, North Carolina and in Orange County, California. Additional undeveloped properties owned by the Partnership in or near its Communities are being considered for development as commercial, office and industrial properties. The Partnership also owns or manages certain club and recreational facilities within certain of its Communities.

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

      Arvida Company ("Arvida"), an affiliate of the General Partner, provides certain development and management supervisory personnel to the Partnership for the supervision of all of its projects and operations, subject, in each case, to the overall control of the General Partner on behalf of the Partnership. The Partnership, directly or through certain subsidiaries, provides development and management services to the home ownership associations within the Communities. At December 31, 1994, two of the Partnership's Communities offered cable television systems to certain of their residents, which systems are owned and operated by entities owned by the Partnership.

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

     The Communities are in various stages of development. The remaining estimated build-out time for the Communities ranges from one year to 10 years. The Partnership generally follows the practice with respect to Communities of (i) developing an overall master plan for the Community,
(ii) creating a unifying architectural theme that is consistent with the Community's master plan, (iii) offering a variety of recreational facilities, (iv) imposing architectural standards and other property restrictions on residents and third-party developers, in order to enhance the long-term value of the Community, (v) establishing property owners' associations to maintain compliance with architectural, landscaping and other requirements and to provide for ownership and maintenance of certain facilities, and/or (vi) operating and controlling access to golf, tennis and other recreational facilities.

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

     The first phase in the regulatory approval process will usually consist of obtaining the proper zoning approvals for the intended development. The Partnership must also comply with state and local laws governing large planned developments which may vary from state to state and community to community. In Florida, for example, land development is subject to the Florida Local Government Comprehensive Planning and Land Development Regulation Act, as administered by the State and implemented by regional, county and municipal authorities. In addition, prior to or contemporaneously with zoning approval, the Partnership, if subject to the applicable filing requirements, must obtain "Development of Regional Impact" ("DRI") approval from the applicable local governmental agency after review and recommendations from the appropriate regional planning agency, with oversight by the Florida State Department of Community Affairs. With the exception of approximately 2,475 acres of Weston (Weston's Increment III), the Partnership has received DRI approval on all of its Florida Properties. Application with respect to Weston's Increment III DRI approval has been filed. The Partnership is also currently seeking a permit to develop 1,156 of the 2,475 gross acres contained in Weston's Increment III, portions of which are environmentally sensitive areas and subject to protection as wetlands. (Reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of this issue). Receipt of the DRI approval is contingent upon the receipt of this permit. Receipt of DRI approval is also a prerequisite to obtaining zoning, platting, building permits or other approvals required to begin development or construction. Obtaining such approvals can involve substantial periods of time and expense and may result in the loss of desired densities, and approvals may need to be resubmitted if there is any subsequent deviation in current approved plans. The process may also require committing land for public use and payment of substantial impact fees. In addition, state laws generally provide further that a parcel of land cannot be subdivided into distinct segments without having a plat filed and finalized with the local or municipal authority, which will, in general, require the approval of various local agencies, such as environmental and public works departments.

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

     In the opinion of the General Partner of the Partnership, all of the investment properties held at December 31, 1994 are adequately insured.

     The Partnership currently owns no patents, trademarks, licenses or franchises other than those trademarks and tradenames in respect of the names of its Communities. The Arvida name and the service marks with respect to the Arvida name are owned by Arvida, subject to the Partner-ship's non-exclusive right to use the name and the service marks under its supervisory and management agreement with Arvida and subject to the non-exclusive right of certain third parties to the limited use of the name.

     The Partnership has approximately 640 employees.

     The terms of transactions between the Partnership and the General Partner and its affiliates are set forth in Items 10, 11, 12 and 13 filed with this annual report to which reference is hereby made for a description of such terms and transactions.
ITEM 2.  PROPERTIES

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

     (c)  Sarasota / Tampa, Florida

     The Partnership owns property on Longboat Key which is a barrier island on Florida's west coast, approximately four miles from downtown Sarasota and seven miles from Sarasota/Bradenton airport. The property is in its late stage of development. The Partnership also owns property in a Community in the Tampa area known as River Hills Country Club which is a 1,200-acre Community in its mid stage of development. The Partnership owned an interest in The Oaks Community in Sarasota, Florida. The Partnership sold its interest in The Oaks during 1993. Reference is made to Note 8 for a discussion of the sale of the Partnership's interest in The Oaks property and the repayment of the mortgage loan secured by such property.

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

     (f) Highlands, North Carolina

     The Partnership owns a 600-acre Community near Highlands, North Carolina known as The Cullasaja Club. The Community is in its mid stage of development. The Partnership previously owned a 50% joint venture interest in this Community; however, during 1992, the Partnership purchased its joint venture partner's 50% interest in the Community. Reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 7 for further discussion of this joint venture.
     (g)  Other

     The Partnership also owns a 20% joint venture interest in a 4,000-acre Community, known as Coto de Caza, located in Southern Orange County, California. The Community is in its mid stage of development. Previously, the Partnership was the managing partner and owned a 50% joint venture interest in the Community; however, during 1992 the Partnership's joint venture partner was reallocated an additional 30% interest in the venture and assumed the role of managing partner in exchange for funding the venture's future cash requirements. Reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 7 for further discussion of this joint venture.

      The Partnership also owns land zoned for commercial use in or near its Communities in Jacksonville, Boca Raton, Atlanta, Georgia and in its Weston Community. The Partnership also owns, either directly or through joint venture interests, various commercial and industrial sites and buildings in Sarasota, Tampa, Ocala, Pompano Beach and Palm Beach County, Florida which are not located in its residential Communities. At
December 31, 1994, the joint venture with property in Pompano Beach was encumbered by mortgages in the aggregate principal amount of approximately $4.0 million. Reference is made to Note 11 for further discussion of this venture and its related indebtedness.


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

     On August 10, 1993, the Circuit Court of Dade County issued a final order approving the terms of a class action settlement in one of the pending homeowners' lawsuits, which resolved substantial portions of the pending homeowners' lawsuits that had been filed. The settlement, which is designed to resolve claims arising in connection with estate and patio homes and condominiums sold by the Partnership after September 10, 1987, is structured to compensate residents for losses not covered by insurance. Homeowners of approximately 85% of the units in Country Walk have accepted the settlement. The Partnership currently believes that the class action settlement may cost approximately $2.5 million. The settlement is being funded by one of the Partnership's insurers, subject to a reservation of rights. The amount of money, if any, which the insurance company may recover from the Partnership pursuant to its reservation of rights is uncertain.

     On February 24, 1994, the Partnership was dismissed from the pending class action homeowner lawsuits pursuant to the class action settlement discussed above. In addition, the Partnership has been informed that Disney and an insurer have reached agreements to settle five of the individual homeowner actions which were tendered by the Partnership to Disney. These Disney settlements were funded without any contribution from the Partnership.

     Homeowners who affirmatively rejected the offer of settlement by opting out were permitted to continue litigation against the Partnership. The Partnership was and is party to a number of claims brought by condominium and patio homeowners, all of whom have declined to accept the terms of the class action settlement. Some of these actions by those homeowners who have opted out of the settlement have been settled. The aggregate amount of these settlements to date is approximately $414,000. One of the Partnership's insurers has funded these settlements. The amount of money that the insurance company may recover from the Partnership pursuant to any reservation of rights, or otherwise, is uncertain. Therefore, the accompanying Consolidated Financial Statements do not reflect any accruals related to this matter. Currently, the Partnership is involved in five lawsuits with homeowners who have opted out of the original settlement which are pending in the Circuit Court of Dade County and one claim that has not been filed as a lawsuit. The Partnership intends to vigorously defend itself in these matters.

     On April 19, 1993, a subrogation claim entitled Village Homes at Country Walk Master Maintenance Association, Inc. v. Arvida Corporation, et al., was filed in the 11th Judicial Circuit for Dade County. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). In this suit, as amended, plaintiffs seek to recover damages and pre- and post-judgment interest in connection with $10,873,000 American Reliance has allegedly paid, plus amounts it may have to pay in the future, to the condominium association at Country Walk in the wake of Hurricane Andrew. Disney is also a defendant in this suit. The Partnership believes that the amount of this claim that allegedly relates to units it sold is approximately $3,600,000. Plaintiffs also seek a declaratory judgment seeking to hold the Partnership and other defendants responsible for amounts American Reliance must pay in the future to its insureds as additional damages beyond the $10,873,000 previously paid. The Partnership has filed motions directed to the complaint, as amended, and the litigation is in the discovery stage. The Partnership intends to vigorously defend itself.

     The Partnership has also been involved in subrogation lawsuits or threatened subrogation actions with Prudential Property and Casualty
Company, Travelers Insurance Company ("Travelers"), Allstate Insurance Company ("Allstate") and State Farm Insurance Company. These insurance companies sought to recover damages, costs, and interest in connection with amounts allegedly paid to their insureds living in Country Walk at the time of Hurricane Andrew. The Partnership settled these claims and all settlement proceeds were funded by one of the Partnership's insurance
carriers.   The aggregate amount of these settlements is approximately $4.3
million.   The Allstate and Travelers settlements were funded subject to a reservation of rights by one of the Partnership's insurance carriers.
The amount of money the insurance carrier may seek to recover from the Partnership for these and any other settlements it has funded is uncertain. The Partnership is a defendant in and anticipates other subrogation claims by insurance companies which have allegedly paid policy benefits to Country
Walk residents. The Partnership intends to defend itself vigorously in all such matters.

     The Partnership resolved a claim brought by the Villages of Country Walk Homeowners' Association, Inc., and related entities, for damages to the common elements of the condominium units at Country Walk. A settlement in the amount of $2,740,000 was paid by the Partnership's insurance carriers. A reservation of rights in connection with these claims of approximately $740,000 was issued by one insurance carrier. The extent to which the insurance company may ultimately recover any of these proceeds from the Partnership is unknown. Therefore, the accompanying Consolidated Financial Statements do not reflect any accruals related to this matter.

     As noted above, one of the Partnership's insurance carriers has been funding settlements of various litigation related to Hurricane Andrew. In some, but not all, instances, the insurance carrier has provided the Partnership with written reservation of rights letters. The aggregate amount of the settlements funded to date by this carrier is approximately $7.8 million. The extent to which the insurance carrier may recover any of these proceeds from the Partnership is uncertain. Therefore, the accompanying Consolidated Financial Statements do not reflect any accruals related to this matter.

     A second amended complaint captioned Berry v. Merrill Lynch, Pierce Fenner & Smith; Arvida/JMB Partners, Limited Partnership; Arvida/JMB Managers, Inc.; JMB Realty Corporation; and Does 1 through 100, was filed in the Superior Court of the State of California in and for the County of San Diego, Case No. 669709. The lawsuit was purportedly filed as a class action on behalf of the named plaintiffs and all other persons or entities in the State of California who bought or acquired, directly or indirectly, limited partnership interests ("Interests") in the Partnership from September 1, 1987 through the present. The second amended complaint in the action alleges, among other things, that the defendants made misrepresentations and concealed various facts, breached fiduciary duties, and violated a contractual covenant of good faith in connection with the sale of Interests in the Partnership. The second amended complaint further alleges that such conduct violated California state law relating to fraud, constructive fraud, breach of fiduciary duty, willful suppression of facts, breach of the covenant of good faith, and conspiracy. Plaintiffs, on behalf of themselves and the purported plaintiff class, seek unspecified compensatory damages, consequential damages, punitive and exemplary damages, recission, interest, costs of the suit, and such other relief as the court may order. In October 1994, after the court denied defendants' demurrers, the defendants answered the second amended complaint denying the material allegations of the complaint and setting forth various affirmative defenses. During March 1995, the court issued an order that it would not entertain any motions for certification of a class. Subsequent thereto, defendants have entered into a settlement in principle in order to put to rest all controversy and to avoid further disruption to defendants' ordinary business operations and the expense, burden and risk of protracted litigation. The settlement is not an admission of liability, which the defendants expressly deny. The amount of the proposed settlement is not expected to be material. The Partnership cannot assume that this settlement in principle will in fact be consummated.

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

     There were no matters submitted to a vote of security holders during 1993 and 1994.



                               PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS
              AND RELATED SECURITY HOLDER MATTERS


     As of December 31, 1994, there were 25,404 record Holders of Interests of the Partnership. There is no public market for Interests, and it is not anticipated that a public market for Interests will develop. Upon request, the General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor.

However, there are restrictions governing the transferability of these Interests as described in "Transferability of Partnership Interests" on pages A-31 to A-33 of the Partnership Agreement and limitations on the rights of assignees of Holders of Interests as described in Sections 3 and 4 of the Assignment Agreement, which are hereby incorporated by reference to Exhibits 3 and 4.0, respectively, of the Partnership's Report on Form 10-K dated March 29, 1993 (File No. 0-16976). Reference is made to Item 1. Business for a discussion of the election to be made by the General Partner with respect to causing Interests to be listed on a national exchange or to be reported by the National Association of Securities Dealers Automated Quotation System, purchasing or causing an affiliate or affiliates to purchase all of the Interests at their then appraised fair market value, or commencing a liquidation of all of the Partnership's assets.

     Reference is made to Item 6. Selected Financial Data for a discussion of cash distributions made to the Limited Partners. For a description of the provisions of the Partnership Agreement relating to cash distributions, see Note 14. Reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 for a discussion of the factors impacting the Partnership's ability to pay distributions to its partners. As a result of certain restrictions on distributions to partners contained in its credit facility agreement, the Partnership made distributions to its partners in amounts substantially less than the Partnership's income for financial reporting or Federal income tax purposes for the years ended December 31, 1994 and 1993.

ITEM 6.  SELECTED FINANCIAL DATA

                                        ARVIDA/JMB PARTNERS, L.P.
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                              DECEMBER 31, 1994, 1993, 1992, 1991 AND 1990

                    (NOT COVERED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT'S REPORT)


                             1994          1993          1992         1991         1990
                        ------------- -------------  -----------  ------------ ------------

Total revenues . . . . . $315,058,058   247,651,192  174,710,779   155,699,871  275,705,089
                         ============  ============ ============  ============ ============

Net operating income
 (loss). . . . . . . . . $ 52,676,462    30,689,914  (23,337,245)  (11,777,093)  12,023,818
                         ============  ============ ============  ============ ============
Equity in earnings
 (losses) of uncon-
 solidated ventures. . . $    524,520     1,134,947   (2,225,531)     (769,300)    (179,242)
                         ============  ============ ============  ============ ============
Net income (loss). . . . $ 47,197,532    29,293,058  (43,974,366)  (30,667,969)     757,335
                         ============  ============ ============  ============ ============
Net income (loss) per
 Limited Partnership
 Interest (a). . . . . . $     115.37         71.78      (160.42)       (74.39)      (13.51)
                         ============  ============ ============  ============ ============
Total assets (b) . . . . $376,371,712   348,094,995  350,807,538   420,289,287  437,541,360
                         ============  ============ ============  ============ ============
Total liabilities (b). . $179,791,958   196,004,818  228,010,419   253,517,802  240,101,906
                         ============  ============ ============  ============ ============
Cash distributions
 per Interest (c). . . . $       6.35        --           --            --              130
                         ============  ============ ============  ============ ============

     The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

     (a) The net income (loss) per Limited Partnership Interest is based upon the number of Interests outstanding at the end of each period.

     (b) The Partnership does not present a classified balance sheet as a matter of industry practice, and as such, does not distinguish between current and non-current assets and liabilities.

     (c) Cash distributions from the Partnership are generally not equivalent to Partnership income as determined for Federal income tax purposes or as determined under generally accepted accounting principles. Cash distributions to the Limited Partners represent a return of capital for Federal income tax purposes. During February 1994, the Partnership made a distribution for 1993 of $2,565,433 to its Limited Partners ($6.35 per Interest). There were no cash distributions in 1991, 1992 and 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1994 and 1993, the Partnership had cash and cash equivalents of approximately $22,024,000 and $20,567,000, respectively. Bank overdrafts, which represent checks in transit, of approximately $1,660,000 at December 31, 1993 were repaid from cash on hand during January 1994. Remaining cash and cash equivalents were available for debt service, working capital requirements and distributions to partners. The source of both short-term and long-term future liquidity is expected to be derived primarily from the sale of housing units, homesites and land parcels and through the Partnership's credit facility, which is discussed below.

     As a result of management's efforts to broaden the appeal of the Partnership's Communities through the introduction of new housing products, the implementation of a series of cost reductions, and the upward trends in housing activity that the nation, as well as the markets in which the Partnership's properties are located, have been experiencing, the Partnership was able to generate significant cash flow before debt service during 1994 and 1993. The Partnership utilized this excess cash flow to make scheduled and additional principal repayments on its outstanding debt, as required under the terms of the credit facility agreement, and to increase its cash reserves. Furthermore, in February 1995, the Partnership made a distribution for 1994 of $5,421,680 to its Limited Partners ($13.42 per Interest) and $301,201 to the General Partner and Associate Limited Partners, collectively. During February 1994, the Partnership made a distribution for 1993 of $2,565,433 to its Limited Partners ($6.35 per Interest) and $142,523 to the General Partner and Associate Limited Partners, collectively. As a result of certain restrictions on distributions to partners contained in its credit facility agreement, the Partnership made distributions to its partners in amounts substantially less than the Partnership's income for financial reporting or Federal income tax purposes for the years ended December 31, 1994 and 1993.

     Recent rises in interest rates have had and may continue to have an adverse effect on the demand for housing units in 1995. The extent to which this affects the Partnership will depend upon whether interest rates continue to increase or remain relatively consistent with current rates.

     At December 31, 1993, the Partnership's credit facility consisted of a term loan in the original amount of $126,805,195, a revolving line of credit facility up to $45 million, an income property term loan in the original amount of $20 million and a $15 million letter of credit facility.

The income property term loan, revolving line of credit and letter of credit facility matured in July, 1994. Although the Partnership's term loan was not scheduled to mature until July 1997, the lender required the Partnership to renew its entire credit facility as a condition of renewing the income property term loan, the revolving line of credit and letter of credit facility.

     During November 1994, the Partnership and its lender signed an agreement for a renewal of the entire credit facility agreement. In connection with obtaining this renewal, the Partnership made principal payments on its term loan of $3 million and $9.5 million in July 1994 and December 1994, respectively. The new credit facility consists of a term loan in the original amount of $85,252,520, a revolving line of credit facility up to $20 million, an income property term loan in the original amount of $18,233,326 and a $15 million letter of credit facility. The term loan, the revolving line of credit and the letter of credit facility are secured by recorded mortgages on all otherwise unencumbered real property assets of the Partnership as well as an assignment of all mortgages receivable, equity memberships, certain joint venture interests or joint venture proceeds, and cash balances (with the exception of deposits held in escrow). The income property term loan is secured by the recorded first mortgages on a mixed-use center and an office building in Boca Raton, Florida. All of the notes under the facility are cross-collateralized and cross-defaulted.

     The Partnership made scheduled principal payments of $10 million on the term loan in March 1994 and February 1995. In addition, the term loan agreement provides for additional principal payments based upon a specified percentage of available cash flow and upon the sale of certain assets. For the year ended December 31, 1994, the Partnership made such additional term loan payments totalling approximately $12.3 million. Principal payments of $5 million, $10 million and $5 million on the term loan are due in July 1995, February 1996 and July 1996, respectively. The remaining balance outstanding is due in July 1997. Under the income property term loan, principal payments of $0.1 million are required to be paid monthly until March 1996 when the remaining outstanding principal balance will be due.
At December 31, 1994, all of the term loan proceeds had been borrowed with a remaining outstanding balance of $73,452,970. The outstanding balances on the revolving line of credit facility, the income property term loan and the letter of credit facility at December 31, 1994 are $0, $17,933,326 and $10,169,823, respectively.

     At December 31, 1994, the Partnership has a contract for the sale of its office building located in downtown Boca Raton, Florida known as Mizner Place for approximately $4 million. The sale is expected to close during the second quarter of 1995. The net sales proceeds from such sale will be used to paydown the income property term loan.

     The credit facility contains significant restrictions with respect to the payment of distributions to partners, the maintenance of certain loan-to-value ratios, the use of proceeds from the sale of the Partnership's assets, and advances to the Partnership's joint ventures. Other than the uncertainty surrounding the funding of any required joint venture advances, which require the lenders' approval, the Partnership believes that the current and expected future liquidity and capital resources of the Partnership, including its credit facility, generally should be adequate to fund currently expected short-term capital requirements for development and other costs of operations. Although the Partnership's income property term loan, revolving line of credit and letter of credit facility mature in 1996 and its term loan facility matures during 1997, the Partnership also believes that its expected future liquidity and capital resources, including its credit facility, generally should be adequate to fund currently expected long-term capital requirements for development and other costs of operations. At this time, the Partnership anticipates renewing its credit facility with its lender at the time of its maturity. Although there can be no assurance, the Partnership currently believes that it will be able to obtain such a renewal from its lender.

     The Partnership has a $28.9 million revolving construction line of credit for the first two buildings and certain amenities within the Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay. This line of credit bears interest at the lender's prime rate (8.0% at December 31, 1994) plus 3/4% per annum and matures in January 1996. At December 31, 1994, approximately $8.8 million was outstanding under this line of credit. The Partnership currently anticipates that this amount will be repaid from the proceeds from the sale of condominium units within the first two buildings.

     During the third quarter of 1994, the Partnership commenced home building activities in the Atlanta market with the introduction of housing products in its Waters Edge and Dockside Communities. The Partnership anticipates generating the initial revenues from the closings of these homes in the first quarter of 1995.

     Increased housing sales activity associated with management's decision to place more emphasis on the Partnership's home building operations resulted in a significant increase in construction expenditures during 1994 as compared to 1993. This increase in expenditures is the primary cause for the increase in real estate inventories and accounts payable on the accompanying consolidated balance sheets at December 31, 1994 as compared to December 31, 1993.

     Certain of the Partnership's property within the Cullasaja Community was financed by a mortgage note which matured on March 1, 1994. The note was collateralized by a first mortgage on certain real estate inventories and 12.5% of the outstanding balance was guaranteed by the Partnership.
The Partnership was unable to obtain an extension of the loan, and therefore, on June 29, 1994, purchased the note at par and paid the accrued interest thereon and certain attorney and conveyance fees. The total amount of such payment was approximately $5,278,000. The note and mortgage were subsequently pledged as collateral to the Partnership's lenders under its credit facility.

     During 1992 and 1993, the Partnership funded all development and construction costs, as well as certain overheads, incurred on behalf of the two joint ventures in Weston which had been formed to construct homes in that Community. Such amounts were funded in accordance with the development management agreements the Partnership had entered into with these joint ventures. All of these homes had been completed and had virtually closed out by December 31, 1993. As a result, the majority of the amounts previously funded were reimbursed to the Partnership in 1993 and the remaining amounts were reimbursed during 1994. The receipt of these amounts is the primary cause for the increase in payments from joint ventures on the accompanying consolidated statements of cash flows for 1993 as compared to 1992 and 1994. These receipts contributed to the overall increase in cash provided by (used in) investing activities for 1993 as compared to 1992 and 1994.

     In addition, the Partnership received approximately $2.6 million in distributions from the two joint ventures in Weston during 1993, as well as $1.1 million and $0.4 million in distributions from its joint venture interests in properties in the Boca Raton and Ocala, Florida areas, respectively. The receipt of these distributions during 1993 contributed to the increase in joint venture distributions (contributions), net, on the accompanying consolidated statements of cash flows for 1993 as compared to 1992 and 1994. Joint venture distributions (contributions), net, for the year ended December 31, 1992 included an approximate $3.1 million loan guarantee payment made in relation to the Partnership's 50% joint venture interest in 31 commercial/industrial acres in Pompano Beach, Florida, as discussed in Note 11. The payment of this amount during 1992 also contributed to the increase in joint venture distributions (contributions), net, for 1993 as compared to 1992. These receipts also contributed to the overall increase in cash provided by (used in) investing activities for 1993 as compared to 1992 and 1994.

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

     Given the finite amount of available capital to the Partnership, the Partnership determined that it was in its best long-term interest to utilize that capital for the development of its other properties and sold its remaining land holdings in The Oaks Community and its interest in The Oaks Club to an unaffiliated third party purchaser for $5.8 million. This sale transaction occurred simultaneously with the repayment of the loans and satisfaction of the mortgages described above. In light of the Partnership's guarantee under the loan agreement of $2.7 million of the outstanding mortgage loans, as well as other factors, these transactions were pursued as the least costly alternative available to the Partnership. These transactions resulted in a minimal net gain for Federal income tax purposes.

     The Partnership is seeking a permit to develop 1,156 of the 2,475 gross acres contained in Increment III of the Weston Community, portions of which are environmentally sensitive areas and are subject to protection as wetlands. The Partnership's current application for a wetlands permit for Increment III includes proposed wetlands mitigation of 1,319 acres together with construction of schools, parks, roads, sewers and related infrastructure, in addition to residential and commercial development. However, in August 1994, the Environmental Protection Agency (the "EPA") issued a letter to the United States Army Corps of Engineers (the "Corps"), which is the governmental agency responsible for issuing permits involving development of wetlands areas, setting forth the EPA's position that no more than 120 gross acres in Increment III should be permitted to be developed. In addition, the EPA recommended that adequate compensatory mitigation be implemented in connection with such development.

     The Partnership believes that the EPA's recommendation is flawed based on scientific evidence, and it continues to pursue issuance of the permit for development of Increment III under the terms and conditions previously set forth in its application. The Corps has not accepted the recommendation of the EPA and has advised the Partnership that it is continuing to consider the Partnership's current application as presently submitted. During October 1994, the Corps performed an independent analysis of the wetlands impact and mitigation. To date, the Partnership has not received a formal response from the Corps regarding the results of this analysis. However, an informal response has been received requesting additional and clarified information regarding certain characteristics of the proposed mitigation plan, which the Partnership is providing.

     If the Corps ultimately issues a permit generally on the same terms and conditions as set forth in the Partnership's previously submitted application, the EPA retains certain rights to veto or to seek to elevate the determination to issue a permit to higher governmental officials. Elevation would delay the effectiveness of the permit pending resolution of a final decision on the application for the permit and could result in a decision to uphold, modify or retract issuance of the permit. If the Partnership does not ultimately receive its permit through the administrative process, it may seek a judicial review in federal district court of the denial of the permit. Additionally, the Partnership could initiate an action in the United States Court of Federal Claims seeking a determination that denial of the permit constitutes a "taking" of the Partnership's property for which the Partnership is due just compensation. The pursuit of these legal actions would likely be lengthy.

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

     In June 1993, the Partnership executed an agreement with Equitable South Florida Venture ("Equitable"), the successor in interest to Tishman Speyer/Equitable South Florida Venture, the original purchaser of approximately 390 acres of land in Increment III of the Partnership's Weston Community, whereby, in exchange for $5.0 million, the Partnership repurchased approximately 330 acres of the land and Equitable agreed to relieve the Partnership of the obligations under certain provisions of the Sale and Purchase Agreement dated December 15, 1983, which were assumed by the Partnership in connection with the purchase of the assets of Arvida Corporation in September 1987. Of the agreed upon price of $5 million, $2.5 million was paid at the execution of the agreement in 1993 and the balance of $2.5 million is to be paid in equal annual installments of $500,000 together with interest thereon at 8% per annum. The Partnership made the first of these scheduled payments in May 1994. The unpaid principal balance is secured by a mortgage on certain real estate located in the Weston Community. As part of its efforts to obtain the appropriate development permits discussed in the preceding paragraph, the Partnership has included this land as part of its proposed mitigation plan for the development of Increment III of its Weston Community.

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

     The Partnership has been advised by Merrill Lynch that Merrill Lynch has been named a defendant in actions pending in the Eleventh and Seventeenth Judicial Circuit Courts in Dade and Broward Counties, Florida to compel arbitration of claims brought by certain investors of the Partnership representing approximately 5% of the total of 404,000 Interests outstanding. In the actions to compel arbitration, the claimants have advised Merrill Lynch that they, among other things, will seek to file demands for arbitration and claims for unspecified damages based on Merrill Lynch's alleged violations of applicable state and/or Federal securities laws and alleged violations of the rules of the National Association of Securities Dealers, Inc., together with pendent state law claims. Some of these investors have begun the arbitration process. The Partnership believes that Merrill Lynch has resolved some of these claims through litigation and otherwise; and that Merrill Lynch is defending other claims.

Merrill Lynch has asked the Partnership and its General Partner to confirm an obligation of the Partnership and its General Partner to indemnify Merrill Lynch in these claims against all loss, liability, claim, damage and expense, including without limitation attorney's fees and expenses, under the terms of a certain Agency Agreement dated September 15, 1987 ("Agency Agreement") with the Partnership relating to the sale of Interests in the Partnership through Merrill Lynch on behalf of the Partnership. The Agency Agreement generally provides that the Partnership and its General Partner shall indemnify Merrill Lynch against losses occasioned by an actual or alleged misstatement or omission of material fact in the Partnership's offering material used in connection with the sale of Interests and suffered by Merrill Lynch in performing its duties under the Agency Agreement, under specified conditions. The Agency Agreement also generally provides, under certain conditions, that Merrill Lynch shall indemnify the Partnership and its General Partner for losses suffered by the Partnership and occasioned by specified conduct by Merrill Lynch in the course of Merrill Lynch's solicitation of subscriptions for, and sale of, Interests. The Partnership is unable to determine at this time the ultimate investment of investors who have filed arbitration claims as to which Merrill Lynch might seek indemnification in the future. At this time, and based upon the information presently available about the arbitration statements of claims filed by some of these investors, the Partnership and its General Partner believe that they have meritorious defenses to demands for indemnification made by Merrill Lynch and intend to vigorously pursue such defenses. In the event Merrill Lynch is entitled to indemnification of its attorney's fees and expenses or other losses and expenses, these amounts may prove to be material. However, no amounts have been accrued at December 31, 1994.

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

RESULTS OF OPERATIONS

     The results of operations for the years ended December 31, 1994, 1993 and 1992 are primarily attributable to the development and sale or operation of the Partnership's assets. See Note 1 for a discussion regarding the recognition of profit from sales of real estate.

     For the year ended December 31, 1994, the Partnership (including its consolidated ventures and its unconsolidated ventures accounted for under the equity method) closed on the sale of 899 housing units, 608 homesite lots and approximately 12 acres of developed and undeveloped residential or commercial/industrial land tracts. This compares to sales closings in 1993 of 626 housing units, 752 homesite lots, approximately 91 acres of developed and undeveloped residential or commercial/industrial land tracts as well as the sales of the Oak Bridge Club and the remaining real estate and equity memberships at The Oaks Community. Sales closings in 1992 were for 320 housing units, 629 homesite lots and approximately 91 acres of developed and undeveloped land tracts. Outstanding contracts ("backlog") as of December 31, 1994 were for 897 housing units, 67 homesites, approximately 36 acres of developed and undeveloped land tracts as well as an office building located in downtown Boca Raton, Florida known as Mizner Place. This compares to a backlog as of December 31, 1993 of 521 housing units, 127 homesites and approximately 47 acres of developed and undeveloped land tracts. The backlog as of December 31, 1992 was for 270 housing units, 86 homesites and approximately 6 acres of developed and undeveloped land tracts. The increasing trend in backlog as compared to prior years is indicative of the improvement in sales activity seen at many of the Partnership's Communities.

     The Partnership's Communities are in various stages of development, with estimated remaining build-outs ranging from one to ten years. The Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay, is in its early stage of development. The Weston Community, located in Broward County, Florida, is the Partnership's largest Community and is in its mid stage of development. Also in their mid stages of development are the River Hills Country Club in Tampa, Florida; Jacksonville Golf and Country Club in Jacksonville, Florida; the Water's Edge Community in Atlanta, Georgia and The Cullasaja Club, near Highlands, North Carolina. The Partnership's remaining Communities known as Sawgrass Country Club, in Jacksonville, Florida and Dockside in Atlanta, Georgia are in their final stages of development with anticipated close-outs in 1996. In addition, the Broken Sound Community, located in Boca Raton, Florida, is nearing completion with an anticipated close-out in 1995. Future revenues will be impacted to the extent that there are lower levels of inventories available for sale as these Communities approach or undertake their final phases. In addition, due to the anticipated close-out of the Partnership's higher profit margin products within Broken Sound in 1995, future gross operating profit margins from housing activities are not expected to be as high as recent years' margins.

     Revenues from housing and homesite activities are recognized upon the closing of homes built by the Partnership and developed lots, respectively, within the Partnership's Communities. Land and property revenues are generated from the closing of developed and undeveloped residential and/or commercial land tracts, the sale of operating properties as well as gross revenues earned from the sale of equity memberships in the clubs within the Partnership's Boca Raton and Jacksonville, Florida Communities, as well as its Community near Highlands, North Carolina.

     Cost of revenues pertaining to the Partnership's housing sales reflect the cost of the acquired assets as well as development and construction expenditures, certain capitalized overhead costs, capitalized interest, real estate taxes and marketing, as well as disposition costs. The costs related to the Partnership's homesite sales reflect the cost of the acquired assets, related development expenditures, certain capitalized overhead costs, capitalized interest and real estate taxes, as well as disposition costs. Land and property costs reflect the cost of the acquired assets, certain development costs and related disposition costs, as well as the cost associated with the sale of equity memberships.

     South Florida building code changes, which have been effective since September 1, 1994, have impacted construction requirements in Dade and Broward Counties. These building code changes have resulted in increased construction costs, not all of which are able to be passed through to the home purchasers at this time. As a result, the Partnership anticipates some erosion in its gross operating profit margins from housing and homesite sales during 1995 as compared to 1994.

     Housing revenues have continued to increase significantly since 1992. This favorable trend is largely the result of management's decision to place more emphasis on the Partnership's home building operations. This decision has resulted in more housing products offered which are built by the Partnership, in lieu of the Partnership selling land parcels and homesites to unaffiliated third-party builders.

     Housing closings increased significantly in Weston during 1994 as compared to 1993 due to the Partnership building more product lines within this Community, as well as the introduction of several value-oriented products in late 1992 and early 1993 which had their initial closings in the third quarter of 1993. The continued success of these products, as well as the success of several new product lines offered in late 1993 and 1994 contributed significantly to the overall increase in housing revenues.

Housing closings and revenues for 1994 also exceeded those for 1993 at the Partnership's Communities in Tampa and Jacksonville, Florida due to the introduction of products which had their initial closings in the fourth quarter of 1993, as well as at the Partnership's Broken Sound Community in Palm Beach County, Florida. Revenues increased at Broken Sound due to the continued sale of products which had their initial closings in the second quarter of 1993, as well as the introduction of a new product in 1993 which had its initial closings in 1994. The favorable variances at Broken Sound were partially offset by reduced revenues in 1994 for several products within that Community due to the close out of those products, as Broken Sound nears its completion.

     Revenues at Arvida's Grand Bay on Longboat Key are recognized under the percentage of completion method of accounting. Also contributing to the overall increase in housing revenues for 1994 as compared to 1993 is the initial recognition of revenues for the first building at Arvida's Grand Bay on Longboat Key during 1994. Construction of the second building at Arvida's Grand Bay commenced in August 1994 and is expected to generate its initial closings and revenues in 1995. As of December 31, 1994, approximately 55% of the units within these two buildings had been sold. Sales at Arvida's Grand Bay and the resulting recognition of revenues under the percentage of completion method are the primary cause for the increase in trade and other accounts receivable at December 31, 1994 as compared to December 31, 1993.

     The increase in housing revenues for the year ended December 31, 1993 as compared to 1992 was due primarily to increased sales and closing activity at the Partnership's Weston, Broken Sound and Jacksonville Golf & Country Club Communities, as well as the completion and close-out of the Partnership's Marina Bay condominium project on Longboat Key, Florida. The gross operating profit margin from housing sales increased for the year ended December 31, 1993 as compared to 1992 due primarily to the mix of product sold at the Partnership's Weston and Broken Sound Communities. The increase in the margin was also attributable to higher profit margins recognized from the final phase of Marina Bay on Longboat Key, Florida. These closings generated increased revenues due to the desirable location of the final building.

     Due to the implementation of the Partnership's decision to place more emphasis on its home building operations, as discussed above, revenues from homesite activities decreased for the year ended December 31, 1994 as compared to 1993. The decrease in homesite revenues in 1994 as compared to 1993 was also due to reduced closings from the Partnership's product offered on Longboat Key, Florida, due to the close out of these lots in 1993. Slow sales at Waters Edge and Dockside also contributed to the unfavorable revenue variance for 1994 as compared to 1993. Sales continue to be slow in these Communities due to weak market demand for the products offered in this particular sub-market in Atlanta.

     The increase in the gross operating profit margin from homesite activities for the year ended December 31, 1994 as compared to 1993 was due primarily to adjustments to cost of sales, recorded in the third quarter of 1994, to reflect changes in future development cost estimates for certain of the Partnership's products, primarily in the Weston Community. Current development estimates indicate lower costs to be incurred than were previously anticipated, therefore contributing to this favorable variance.

     Revenues from the sale of homesites increased for the year ended December 31, 1993 as compared to the same period in 1992 due primarily to the initial closing of lots in several homesite projects introduced early in 1993 in the Weston Hills Country Club section of the Partnership's Weston Community. Also contributing to the favorable variance was the closing of the remaining lots held for sale by the Partnership on Longboat Key, Florida during September 1993. This favorable variance was partially offset by decreased revenues at the Partnership's Broken Sound Community due to the close-out of the final homesites in that Community in 1992.

     Land and property revenues for the year ended December 31, 1993 include approximately $5.8 million and $3.3 million in revenues generated from the sale of the remaining real estate and equity memberships at the Partnership's Oaks Community (see further discussion in Liquidity and Capital Resources above) and the sale of the Oakbridge Club near Jacksonville, Florida, respectively. The inclusion of revenues from these sale closings in 1993 is the primary cause for the decrease in land and property revenues for the year ended December 31, 1994 as compared to 1993, as well as the cause for the increase in land and property revenues for 1993 as compared to 1992. The remaining unfavorable revenue variance for 1994 as compared to 1993 is due to a decrease in the amount of revenues recognized for those land sales closed in previous years which had been deferred for financial reporting purposes, as well as a lower volume of other land sales in the Boca Raton and Jacksonville, Florida and Atlanta, Georgia areas.

     Despite the decrease in revenues, the gross operating profit margin generated from land and property activities increased for 1994 due primarily to 1993's margins being negatively impacted by the operating loss incurred on the sale of the remaining real estate and equity memberships at the Partnership's Oaks Community in 1993. The increase in the gross operating profit margin from land and property activities for 1993 as compared to 1992 was due primarily to the increase in the amount of revenues and related profits recognized for sales which had previously been deferred for financial reporting purposes, as well as the profit recognized from the sale of the Oakbridge Club in 1993. These favorable variances were partially offset by the sale of the remaining real estate and equity memberships at the Partnership's Oaks Community in 1993.

     Operating properties represents activity from the Partnership's club and hotel operations, commercial properties and certain other operating assets. Revenues generated by the Partnership's operating properties increased for the year ended December 31, 1994 as compared to 1993 primarily due to increased revenues from the Partnership's club operations in Weston and River Hills due to an increase in membership activity. Revenues for 1994 also exceeded those for 1993 at the Partnership's cable operations in Weston. This increase resulted primarily from an increase in the number of cable subscribers within that Community. These favorable revenue variances were partially offset, however, as 1994 revenues do not include any activity from the Oakbridge Club which was sold to an unaffiliated third party in October 1993. Revenues generated by the Partnership's operating properties increased for the year ended December 31, 1993 as compared to 1992 primarily as a result of an increase in membership activity at the Partnership's club facilities in Weston resulting from the overall increase in home sales activity within that Community. In addition, revenues from the Partnership's cable operations in Broken Sound and Weston increased during the year ended December 31, 1993 as compared to 1992 resulting from an increase in the number of cable subscribers within those Communities as well as a change in the cable rate structure. The decrease in the negative net margins since 1992 is due primarily to cost reductions implemented at the Partnership's club and hotel operations coupled with an overall increase in revenues from these operations. The Partnership continually evaluates the operations of its club and hotel facilities and institutes additional cost controls as deemed appropriate.

     Brokerage and other operations represents activity from the sale of unaffiliated third-party builders' homes within the Partnership's Communities, activity from resale of real estate inside and outside the Partnership's Communities, proceeds from the Partnership's property management activities as well as fees earned from various management agreements with joint ventures. The increase in revenues and the corresponding increase in the gross operating profit from brokerage and other operations for the year ended December 31, 1993 as compared to 1992 was attributable to an increase in the volume of resale activity, primarily in the Sarasota, Broward County and Palm Beach County, Florida areas, as well as a decrease in the related cost of revenues resulting from a reduction in commissions paid due to a modification of the Partnership's brokerage commission structure.

     Selling, general and administrative expenses include all marketing costs, with the exception of those costs capitalized in conjunction with the construction of housing units, and project and general administrative costs. These expenses are net of the marketing fee reimbursements received from third-party builders. Selling, general and administrative expenses increased for the year ended December 31, 1994 as compared to 1993 due to increased project administrative costs at the Partnership's Weston Community and at Arvida's Grand Bay on Longboat Key. These increased costs resulted from increased activity related to these projects in 1994 as compared to 1993. Selling, general and administrative expenses were significantly lower for the year ended December 31, 1993 as compared to 1992. This significant reduction was attributable to the implementation of a series of overhead reductions including the consolidation of certain administrative functions, a reduction in the number of employees and other employee-related expenditures, the implementation of more cost-effective marketing programs, as well as an overall reduction of other administrative expenses. Management continually evaluates the operations of the Partnership and institutes additional cost controls as deemed necessary in order to maximize the Partnership's profits.

     Charges to the carrying value of real estate inventories and other assets represent adjustments to the book values of the Partnership's projects based upon the analysis of each projects' estimated selling price in the ordinary course of business less estimated costs of completion, holding and disposal as compared to its recorded carrying value.

     The Partnership recorded charges to the carrying value of real estate inventories and other assets for the year ended December 31, 1993 totalling approximately $4.9 million resulting from the adverse impact of reductions in housing prices on future anticipated lot values at the Partnership's Water's Edge and Dockside Communities.

     The Partnership recorded charges to the carrying value of real estate inventories and other assets totalling approximately $27.2 million during the year ended December 31, 1992. These charges included approximately $7.4 million to reduce the carrying values of the Partnership's Water's Edge and Dockside Communities and $1.8 million to reduce the carrying value of its River Hills Community. These Communities had been experiencing slower sales absorptions than anticipated due to the pricing of products not being in line with the then current market demand. The charges to the inventory carrying values resulted from the Partnership's plans to offer lower-priced homesite and housing products in these Communities which were more consistent with market demand. In addition, the value of the golf and country club facility at River Hills had been adversely impacted by the introduction of new lower-priced products within the Community, as well as overall economic conditions and the competition from other club facilities within the Tampa, Florida area. As a result, the Partnership recorded an approximate $2.5 million charge to the net book value of the golf course and country club at River Hills during 1992.

     In light of the circumstances surrounding The Oaks joint venture as discussed in Liquidity and Capital Resources above, the Partnership, as a matter of prudent accounting practice, recorded a charge to the carrying value of real estate inventories and equity memberships of approximately $2.3 million and $1.0 million, respectively, in the fourth quarter of 1992 to properly reflect the estimated market value of The Oaks property in its then current state of development assuming a bulk sale of the entire property under the market conditions at that time.

     The amenities within the Partnership's Jacksonville Golf and Country Club and Broken Sound Communities are conveyed to homeowners through the sale of equity memberships. During 1992, the value of the remaining memberships in Jacksonville Golf and Country Club had been adversely impacted by the introduction of lower-priced products within the Community in response to market conditions as well as competition from other club facilities located in the Jacksonville area. In addition, during 1992, the higher-priced equity memberships at the Broken Sound Club had experienced a slowdown in sales due primarily to the overall slowdown in the economy and the low levels of consumer confidence. As a result of the above, during 1992 the Partnership recorded charges to the carrying values of its equity memberships at Jacksonville Golf and Country Club and Broken Sound Club of approximately $2.2 million and $1.0 million, respectively.

     In the fourth quarter of 1992, the Partnership recorded an approximate $0.9 million charge to the net book value of property and equipment to reflect the reduction in the value of a 29,000 square foot office building located in Palm Beach County, Florida. In addition, the Partnership owns interests in a number of commercial joint ventures located throughout Florida. Due to a significant decline in the demand for undeveloped commercial real estate in the markets in which these properties are located, in 1992 the respective joint ventures recorded charges to the carrying values of their real estate inventories. These charges resulted in the Partnership reducing its investments in these joint ventures by approximately $7.4 million to reflect their estimated net realizable values. The balance of the charges to real estate inventories and other assets for the year ended December 31, 1992, which totalled approximately $0.7 million, were recorded to reflect the then current market value of several parcels of undeveloped commercial real estate.

     Interest income increased for the year ended December 31, 1994 as compared to 1993 due primarily to an increase in the average amounts invested in 1994 in short-term financial instruments. Interest income decreased for the year ended December 31, 1993 as compared to 1992 primarily due to an overall decrease in the average amounts invested in short-term instruments during 1993 as compared to 1992.

     The decrease in equity in earnings (losses) of unconsolidated ventures for the year ended December 31, 1994 as compared to 1993 was due primarily to the reduction in earnings from the two joint ventures in Weston which had been formed during the second half of 1992 to construct homes within that Community. Those homes had been completed and were virtually closed out by December 31, 1993. The 1993 earnings from these joint ventures also contributed to the increase in equity in earnings (losses) of unconsolidated ventures for the year ended December 31, 1993 as compared to 1992. See Liquidity and Capital Resources above and Notes 1 and 7 for further discussion regarding these joint venture interests. The increase in equity in earnings (losses) of unconsolidated joint ventures for the year ended December 31, 1993 as compared to 1992 was also due to the change from the equity to the cost method of accounting for the Partnership's investment in the Coto de Caza joint venture, which resulted in the Partnership no longer recording its ownership share of the loss from the Coto de Caza venture's operations. See Note 7 for further discussion of the change in ownership of the Coto de Caza joint venture.

     Interest and real estate taxes decreased for the year ended December 31, 1994 as compared to 1993 due primarily to an overall decrease in the Partnership's average debt balance outstanding, as well as the maturity of both of the Partnership's interest rate swap arrangements during 1994. Interest and real estate taxes decreased for the year ended December 31, 1993 as compared to 1992 due to an overall decrease in the Partnership's average debt balance outstanding and an increase in the amount of real estate inventories which met the requirements for capitalization of these costs.

INFLATION

     Although the relatively low rates of inflation in recent years generally have not had a material effect on the Community development business, inflation in future periods can adversely affect the development of Communities generally because of its impact on interest rates. High interest rates not only increase the cost of borrowed funds to developers, but also have a significant effect on the affordability of permanent mortgage financing to prospective purchasers. In addition, any increased costs of materials and labor resulting from high rates of inflation may, in certain circumstances, be passed through to purchasers of real properties through increases in sales prices, although such increases may reduce sales volume. To the extent such cost increases are not passed through to purchasers, there would be a negative impact on the ultimate margins realized by the Partnership.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                      ARVIDA/JMB PARTNERS, L.P.
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

                                INDEX



Reports of Independent Certified Public Accountants

Consolidated Balance Sheets, December 31, 1994 and 1993

Consolidated Statements of Operations for the years ended
  December 31, 1994, 1993 and 1992

Consolidated Statements of Changes in Partners' Capital Accounts
  (Deficit) for the years ended December 31, 1994, 1993 and 1992

Consolidated Statements of Cash Flows for the years ended
  December 31, 1994, 1993 and 1992

Notes to Consolidated Financial Statements


SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or immaterial, or the information is presented in the consolidated financial statements or related notes.







         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Partners of
Arvida/JMB Partners, L.P.

In our opinion, the consolidated statements of operations, changes in partners' capital accounts (deficit) and cash flows for the year ended December 31, 1992 (appearing on pages 28 through 33 of the Arvida/JMB Partners, L.P. (a limited partnership) Form 10-K Annual Report) present fairly, in all material respects, the results of operations and cash flows of Arvida/JMB Partners, L.P. and its subsidiaries for the year ended December 31, 1992, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Arvida/JMB Partners, L.P. for any period subsequent to December 31, 1992.






Price Waterhouse LLP
Miami, Florida
March 23, 1993







         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners of
ARVIDA/JMB PARTNERS, L.P.

     We have audited the accompanying consolidated balance sheets of Arvida/JMB Partners, L.P. and Consolidated Ventures as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in partners' capital accounts (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arvida/JMB Partners, L.P. and Consolidated Ventures at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.








                                    ERNST & YOUNG LLP

Miami, Florida
February 20, 1995

                                        ARVIDA/JMB PARTNERS, L.P.
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                                       CONSOLIDATED BALANCE SHEETS

                                       DECEMBER 31, 1994 AND 1993

                                                 ASSETS
                                                 ------
                                                                         1994             1993
                                                                     ------------     -----------
Cash and cash equivalents (note 3) . . . . . . . . . . . . . . . .   $ 22,024,390      20,566,609
Restricted cash (note 3) . . . . . . . . . . . . . . . . . . . . .     14,232,540      12,645,678
Trade and other accounts receivable (net of allowance
  for doubtful accounts of $229,542 and $381,151
  at December 31, 1994 and 1993, respectively) . . . . . . . . . .     18,209,957       7,298,714
Mortgages receivable, net (note 4) . . . . . . . . . . . . . . . .      1,094,223       2,940,961
Real estate inventories (notes 5 and 8). . . . . . . . . . . . . .    207,874,438     188,679,152
Property and equipment, net (notes 6 and 8). . . . . . . . . . . .     69,114,559      66,989,577
Investments in and advances to joint ventures, net (note 7). . . .     23,178,951      24,731,852
Equity memberships (note 9). . . . . . . . . . . . . . . . . . . .     10,536,864      15,146,661
Amounts due from affiliates (note 10). . . . . . . . . . . . . . .        524,556          88,389
Prepaid expenses and other assets. . . . . . . . . . . . . . . . .      9,581,234       9,007,402
                                                                     ------------     -----------

          Total assets . . . . . . . . . . . . . . . . . . . . . .   $376,371,712     348,094,995
                                                                     ============     ===========
                                        ARVIDA/JMB PARTNERS, L.P.
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES
                                 CONSOLIDATED BALANCE SHEETS - CONTINUED

                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                          -----------------------------------------------------

                                                                         1994             1993
                                                                     ------------     -----------
Liabilities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . .   $      --          1,659,930
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . .     24,142,890      10,667,317
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .     27,082,766      22,010,408
  Accrued expenses and other liabilities . . . . . . . . . . . . .     13,418,777      13,896,171
  Notes and mortgages payable, net (note 8). . . . . . . . . . . .    115,147,525     147,770,992
                                                                     ------------     -----------
Commitments and contingencies (notes 7, 8, 10, 11 and 12)
          Total liabilities. . . . . . . . . . . . . . . . . . . .    179,791,958     196,004,818
                                                                     ------------     -----------
Partners' capital accounts (note 14)
  General Partner and Associate Limited Partners:
     Capital contributions . . . . . . . . . . . . . . . . . . . .         20,000          20,000
     Cumulative net income . . . . . . . . . . . . . . . . . . . .     34,328,454      33,739,753
     Cumulative cash distributions . . . . . . . . . . . . . . . .    (33,609,346)    (33,466,823)
                                                                     ------------     -----------
                                                                          739,108         292,930
                                                                     ------------     -----------
  Limited partners:
    Initial Limited Partner:
     Capital contributions, net of offering costs. . . . . . . . .    364,841,815     364,841,815
     Cumulative net losses . . . . . . . . . . . . . . . . . . . .    (32,354,861)    (78,963,692)
     Cumulative cash distributions . . . . . . . . . . . . . . . .   (136,646,308)   (134,080,876)
                                                                     ------------     -----------
                                                                      195,840,646     151,797,247
                                                                     ------------     -----------
          Total partners' capital accounts . . . . . . . . . . . .    196,579,754     152,090,177
                                                                     ------------     -----------
          Total liabilities and partners' capital. . . . . . . . .   $376,371,712     348,094,995
                                                                     ============     ===========








         The accompanying notes are an integral part of these consolidated financial statements.

                                        ARVIDA/JMB PARTNERS, L.P.
                                         (A LIMITED PARTNERSHIP)

                                        AND CONSOLIDATED VENTURES

                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                          FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                        1994            1993            1992
                                                    ------------    ------------    ------------
Revenues:
  Housing. . . . . . . . . . . . . . . . . . . .    $195,077,922     105,135,532      53,579,787
  Homesites. . . . . . . . . . . . . . . . . . .      49,775,550      59,171,109      50,431,467
  Land and property. . . . . . . . . . . . . . .      11,050,339      25,646,960      18,708,924
  Operating properties . . . . . . . . . . . . .      26,719,132      26,326,255      24,129,461
  Brokerage and other operations . . . . . . . .      32,435,115      31,371,336      27,861,140
                                                    ------------    ------------    ------------

          Total revenues . . . . . . . . . . . .     315,058,058     247,651,192     174,710,779
                                                    ------------    ------------    ------------

Cost of revenues:
  Housing. . . . . . . . . . . . . . . . . . . .     152,838,691      84,598,055      47,240,372
  Homesites. . . . . . . . . . . . . . . . . . .      28,980,971      37,025,954      32,445,059
  Land and property. . . . . . . . . . . . . . .       6,488,326      18,431,543      15,501,055
  Operating properties . . . . . . . . . . . . .      26,648,781      27,552,287      26,868,457
  Brokerage and other operations . . . . . . . .      26,733,988      25,113,709      23,462,659
                                                    ------------    ------------    ------------

          Total cost of revenues . . . . . . . .     241,690,757     192,721,548     145,517,602
                                                    ------------    ------------    ------------
                                        ARVIDA/JMB PARTNERS, L.P.
                                         (A LIMITED PARTNERSHIP)

                                        AND CONSOLIDATED VENTURES

                            CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                        1994            1993            1992
                                                    ------------    ------------    ------------

Gross operating profit . . . . . . . . . . . . .      73,367,301      54,929,644      29,193,177

Selling, general and administrative expenses . .      20,690,839      19,343,730      25,283,422
Charges to the carrying value of real estate
  inventories and other assets
  (notes 1, 5, 6, 7 and 9) . . . . . . . . . . .           --          4,896,000      27,247,000
                                                    ------------    ------------    ------------

          Net operating income (loss). . . . . .      52,676,462      30,689,914     (23,337,245)

Interest income. . . . . . . . . . . . . . . . .       1,068,011         672,000       1,616,309
Equity in earnings (losses) of unconsolidated
  ventures (notes 1 and 7) . . . . . . . . . . .         524,520       1,134,947      (2,225,531)
Interest and real estate taxes, net (note 1) . .      (7,071,461)    (12,739,584)    (20,027,899)
                                                    ------------    ------------    ------------

          Net income (loss) before
            extraordinary item . . . . . . . . .      47,197,532      19,757,277     (43,974,366)

          Extraordinary item:
            Gain on early extinguishment
              of debt (note 8) . . . . . . . . .           --          9,535,781           --
                                                    ------------    ------------    ------------

          Net income (loss). . . . . . . . . . .    $ 47,197,532      29,293,058     (43,974,366)
                                                    ============    ============    ============

          Net income (loss) per Limited
            Partnership Interest . . . . . . . .    $     115.37           71.78         (160.42)
                                                    ============    ============    ============

          Cash distribution per Limited
            Partnership Interest . . . . . . . .    $       6.35           --              --
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

                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                 CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS (DEFICIT)
                            FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


       GENERAL PARTNER AND ASSOCIATE LIMITED PARTNERS        LIMITED PARTNERS (404,005 INTERESTS)
    ----------------------------------------------------------------------------------------------------------
                       NET                                                NET
         CONTRIBU-   INCOME      CASH                                   INCOME
          TIONS      (LOSS)   DISTRIBUTIONS    TOTAL    CONTRIBUTIONS   (LOSS)   DISTRIBUTIONS     TOTAL
         ---------  --------- ------------- ----------- ------------- -------------------------------------
Balance
 (deficit)
 Decem-
 ber 31,
 1991. . .  20,00012,611,253   (33,466,823)(20,835,570)  364,841,815 (43,153,884)(134,080,876) 187,607,055
Net income
 (loss)
 (note 14)    --  20,835,570        --      20,835,570          --   (64,809,936)       --     (64,809,936)
           -----------------   ----------- -----------   ----------- ----------- ------------  -----------
Balance
 (deficit)
 Decem-
 ber 31,
 1992. . .  20,00033,446,823   (33,466,823)      --      364,841,815(107,963,820)(134,080,876) 122,797,119
Net income
 (note 14)    --     292,930         --        292,930         --     29,000,128        --      29,000,128
           -----------------   ----------- -----------   ----------- ----------- ------------  -----------
Balance
 Decem-
 ber 31,
 1993. . .  20,00033,739,753   (33,466,823)    292,930   364,841,815 (78,963,692)(134,080,876) 151,797,247

Net income
 (note 14)    --     588,701      (142,523)    446,178         --     46,608,831   (2,565,432)  44,043,399
           -----------------   ----------- -----------   ----------- ----------- ------------  -----------
Balance
 Decem-
 ber 31,
 1994. . . $20,00034,328,454   (33,609,346)    739,108   364,841,815 (32,354,861)(136,646,308) 195,840,646
           =================   =========== ===========   =========== =========== ============  ===========

           The accompanying notes are an integral part of these consolidated financial statements.

                                        ARVIDA/JMB PARTNERS, L.P.
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                          FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                        1994            1993            1992
                                                    ------------    ------------    ------------
Net income (loss). . . . . . . . . . . . . . . .    $ 47,197,532      29,293,058     (43,974,366)
Charges (credits) to net income (loss) not
 requiring (providing) cash:
  Depreciation and amortization. . . . . . . . .       5,556,524       6,232,092       7,550,386
  Equity in (earnings) losses of uncon-
    solidated ventures . . . . . . . . . . . . .        (524,520)     (1,134,947)      2,225,531
  Provision for doubtful accounts. . . . . . . .         136,395         269,400          42,423
  (Gain) loss on sale of property and equipment.          32,888          34,827         (13,133)
  Charge to carrying value of real estate
    inventories and other assets
    (notes 1, 5, 6, 7 and 9) . . . . . . . . . .           --          4,896,000      27,247,000
  Extraordinary gain on early extinguishment
    of debt (note 8) . . . . . . . . . . . . . .           --         (9,535,781)            --
Changes in:
  Restricted cash. . . . . . . . . . . . . . . .      (1,586,862)     (4,690,427)       (784,260)
  Trade and other accounts receivable. . . . . .     (11,047,638)       (499,618)      2,161,155
  Real estate inventories:
    Additions to real estate inventories . . . .    (195,200,305)   (131,513,189)    (67,133,642)
    Cost of revenues . . . . . . . . . . . . . .     188,307,988     140,055,552      95,186,486
    Capitalized interest . . . . . . . . . . . .      (8,278,441)     (7,738,179)     (4,470,150)
    Capitalized real estate taxes. . . . . . . .      (4,024,528)     (3,179,099)     (2,026,309)
  Equity memberships . . . . . . . . . . . . . .       5,572,166       6,091,919       5,723,093
  Amounts due from affiliates. . . . . . . . . .        (436,167)        268,408      (4,464,883)
  Prepaid expenses and other assets. . . . . . .      (1,177,376)       (134,749)     (2,539,319)
  Accounts payable, accrued expenses and
    other liabilities. . . . . . . . . . . . . .      12,225,653       1,484,062       1,840,679
  Deposits . . . . . . . . . . . . . . . . . . .       5,072,358      (1,740,546)      5,345,420
                                                    ------------    ------------    ------------
      Total adjustments. . . . . . . . . . . . .      (5,371,865)       (834,275)     65,890,477
                                                    ------------    ------------    ------------
          Net cash provided by operations. . . .      41,825,667      28,458,783      21,916,111
                                                    ------------    ------------    ------------
                                        ARVIDA/JMB PARTNERS, L.P.
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                        1994            1993            1992
                                                    ------------    ------------    ------------
Investing activities:
  Mortgages receivable . . . . . . . . . . . . .       1,846,738       1,196,370       1,825,359
  Acquisitions of property and equipment . . . .      (7,116,040)     (3,470,360)     (4,000,910)
  Proceeds from disposals of property and
    equipment. . . . . . . . . . . . . . . . . .           5,190       1,121,253          83,071
  Joint venture distributions (contributions),
    net. . . . . . . . . . . . . . . . . . . . .       1,667,346       3,916,119      (2,245,226)
  Payments from joint ventures . . . . . . . . .         220,232       3,956,980         916,114
  Proceeds from acquisition of joint venture
    interest . . . . . . . . . . . . . . . . . .           --              6,614          81,741
                                                    ------------    ------------    ------------

          Net cash provided by (used in)
            investing activities . . . . . . . .      (3,376,534)      6,726,976      (3,339,851)
                                                    ------------    ------------    ------------
Financing activities:
  Proceeds from notes and long-term borrowings .      20,132,159      28,095,548      22,102,094
  Payments of notes and long-term borrowings . .     (52,755,626)    (52,008,948)    (62,618,870)
  Proceeds from (payments of) bank overdrafts. .      (1,659,930)      1,659,930      (2,246,174)
  Distributions to General Partner and
    Associate Limited Partners . . . . . . . . .        (142,522)          --              --
  Distributions to Limited Partners. . . . . . .      (2,565,433)          --              --
                                                    ------------    ------------    ------------
          Net cash used in financing
            activities . . . . . . . . . . . . .     (36,991,352)    (22,253,470)    (42,762,950)
                                                    ------------    ------------    ------------

Increase (decrease) in cash and cash equivalents       1,457,781      12,932,289     (24,186,690)
Cash and cash equivalents, beginning of year . .      20,566,609       7,634,320      31,821,010
                                                    ------------    ------------    ------------

Cash and cash equivalents, end of year . . . . .    $ 22,024,390      20,566,609       7,634,320
                                                    ============    ============    ============

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest,
    net of amounts capitalized . . . . . . . . .    $  3,838,458       7,387,204      10,945,116
                                                    ============    ============    ============

                                        ARVIDA/JMB PARTNERS, L.P.
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                        1994            1993            1992
                                                    ------------    ------------    ------------

  Non-cash investing and financing activities:
    Land contributed in exchanges for joint
      venture interests (note 7) . . . . . . . .    $      --              --          1,431,600
    Acquisition of joint venture interests
      (note 7) . . . . . . . . . . . . . . . . .           --            324,169      12,090,912
                                                    ------------    ------------    ------------

                                                    $      --            324,169      13,522,512
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

     Recognition of Profit from Sales of Real Estate

     For sales of real estate, profit is recognized in full when the collectability of the sales price is reasonably assured and the earnings process is virtually complete. When the sale does not meet the require-ments for recognition of income, profit is deferred until such requirements are met. For sales of residential units, profit is recognized at the time of closing or if certain criteria are met, on the percentage-of-completion method.

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

     Capitalized Interest and Real Estate Taxes

     Interest and real estate taxes incurred are capitalized to qualifying assets, principally real estate inventories. Such capitalized interest and real estate taxes are charged to cost of revenues as sales of real estate inventories are recognized. Interest, including the amortization of loan fees, of $11,257,464, $14,786,169 and $17,424,850 was incurred for the years ended December 31, 1994, 1993 and 1992, respectively, of which $8,278,441, $7,738,179 and $4,470,150 was capitalized for the years ended December 31, 1994, 1993 and 1992, respectively. Interest payments, including amounts capitalized, of $12,116,899, $15,125,383 and $15,415,266 were made for the years ended December 31, 1994, 1993 and 1992, respectively.
                      ARVIDA/JMB PARTNERS, L.P.
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Real estate taxes of $8,116,966, $8,870,693 and $9,099,508 were incurred for the years ended December 31, 1994, 1993 and 1992, respectively, of which $4,024,528, $3,179,099 and $2,026,309 were capitalized for the years ended December 31, 1994, 1993 and 1992, respectively. Real estate tax payments of $8,212,002, $8,733,910 and $10,301,400 were made for the years ended December 31, 1994, 1993 and 1992, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and operating properties as these taxes are included in cost of revenues for operating properties.

     Property and Equipment and Other Assets

     Property and equipment are carried at cost less accumulated depreciation and are depreciated on the straight-line method over the estimated useful lives of the assets, which range from two to forty years. Provisions for value impairment are recorded with respect to such assets whenever the estimated future cash flows from operations and projected sales proceeds are less than the net carrying value. Expenditures for maintenance and repairs are charged to expense as incurred. Costs of major renewals and improvements which extend useful lives are capitalized.

     Other assets are amortized on the straight-line method, which approximates the interest method, over the useful lives of the assets which range from one to five years. Amortization of debt discounts (1992 only) and other assets, excluding loan fees, of approximately $216,000, $247,000 and $1,074,000 was incurred for the years ended December 31, 1994, 1993 and 1992, respectively. Amortization of loan fees, which is included in interest expense, of approximately $388,000, $588,000 and $344,000 was incurred for the years ended December 31, 1994, 1993 and 1992, respectively.

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

     Investments in the remaining joint ventures are carried at the Partnership's proportionate share of the ventures' assets (not in excess of their net realizable value determined by evaluation of individual projects), net of their related liabilities and adjusted for any basis differences. Basis differences result from the purchase of interests at values which differ from the recorded cost of the Partnership's proportionate share of the joint ventures' net assets.

                      ARVIDA/JMB PARTNERS, L.P.
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Partnership periodically advances funds to its joint ventures in which it holds ownership interests when deemed necessary and economically justifiable. Such advances are generally interest bearing and are repayable to the Partnership from amounts earned through joint venture operations.

     Equity Memberships

     The amenities within certain of the Partnership's Boca Raton and Jacksonville, Florida Communities, as well as its Community near Highlands, North Carolina are conveyed to the respective homeowners through the sale of equity memberships. The amounts recorded as equity memberships in the accompanying Consolidated Balance Sheets represent the accumulation of costs incurred in constructing clubhouses, golf courses, tennis courts and various other related assets, less amounts allocated to memberships sold not in excess of their net realizable value determined by evaluations of individual amenities. Equity membership revenues and related cost of revenues are included in land and property in the accompanying Consolidated Statements of Operations.

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

                                        ARVIDA/JMB PARTNERS, L.P.
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED




                                                   1994                            1993
                                   ------------------------------  ------------------------------
                                      GAAP BASIS       TAX BASIS      GAAP BASIS       TAX BASIS
                                     ------------     -----------    ------------     -----------

Total assets . . . . . . . . . . .   $376,371,712     489,068,975     348,094,995     416,391,142
 Partners' capital accounts
  (deficit):
    General Partner and
     Associate Limited Partners. .        739,108          25,362         292,930          19,280
    Limited Partners . . . . . . .    195,840,646     301,194,400     151,797,247     263,965,551
 Net income (loss):
    General Partner and
     Associate Limited Partners. .        588,701         148,605         292,930          19,280
    Limited Partners . . . . . . .     46,608,831      39,794,281      29,000,128      27,622,856
 Net income (loss) per
  Limited Partnership
  Interest . . . . . . . . . . . .         115.37           98.50           71.78           68.37
                                     ============    ============   =============  =============


     Reference is made to Note 14 for further discussion of the allocation of profits and losses to the General Partner, Associated Limited Partners and
 Limited Partners.

     The net income (loss) per Limited Partnership Interest is based upon the number of Limited Partnership Interests outstanding at the end of each period.

                      ARVIDA/JMB PARTNERS, L.P.
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Reclassifications

     Certain reclassifications have been made to the 1993 and 1992 financial statements to conform to the 1994 presentation.

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

     On August 27, 1991, the General Partner, on behalf of the Partnership, initiated a lawsuit in the Circuit Court of Cook County (County Department, Chancery Division), Illinois against The Walt Disney Company ("Disney"). The litigation arises out of the Partnership's acquisition of substantially all of the real estate and other assets of Arvida Corporation, a subsidiary of Disney, in September 1987. In the complaint filed on its behalf, the Partnership alleges that under the terms of the contract with Disney for the acquisition, the purchase price of the assets was to be reduced by the amount of certain payments made prior to the closing (the "Closing") of the transaction out of funds of Arvida Corporation in order to satisfy certain obligations that were not assumed by the Partnership. The complaint also alleges that the contract entitles the Partnership to (i) reimbursement by Disney for amounts advanced by the Partnership to pay certain other claimed

                      ARVIDA/JMB PARTNERS, L.P.
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


obligations of Arvida Corporation, including certain post-Closing adjustments, in connection with the acquisition and (ii) indemnification by Disney for additional costs and expenses incurred by the Partnership subsequent to the Closing in order to remedy certain environmental conditions that existed prior to the Closing. The complaint further alleges that the Partnership has made various demands on Disney for payment of these amounts and that Disney has refused to make such payments. The Partnership seeks declaratory judgments that the Partnership is entitled to a purchase price reduction from Disney and reimbursement or indemnification by Disney for amounts advanced or costs and expenses incurred by the Partnership for certain obligations of Arvida Corporation, together with interest on all such amounts and costs. During the second quarter of 1992, the Partnership received approximately $0.8 million in settlement of portions of this claim. There is no assurance as to what amounts, if any, the Partnership will recover as a result of the litigation with regard to the remaining open issues under the initially filed complaint. During July 1993, Disney filed an answer denying the substantive allegations of the Partnership's complaint and raising various affirmative defenses. The Partnership believes Disney's defenses are without merit and will continue to pursue its claims. In addition, Disney has filed a three count counterclaim in which it seeks among other things: a complete accounting of liabilities allegedly assumed but not discharged by the Partnership to ascertain whether certain funds, not to exceed $2.9 million, are due Disney in accordance with the purchase agreement; an unspecified amount of damages exceeding $500,000 allegedly representing workers compensation and warranty payments made by Disney, which Disney alleges are obligations of the Partnership; an accounting for funds disbursed from a claims pool in the amount of $3,000,000 established by the parties; and attorney fees and costs. The Partnership believes it has meritorious defenses to these counterclaims and will defend itself vigorously against them.


(3)  CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     At December 31, 1994 and 1993, cash and cash equivalents primarily consisted of U.S. Government obligations with original maturities of three months or less, money market demand accounts and repurchase agreements, the cost of which approximated market value. Cash and cash equivalents include treasury bills generally being held to maturity with original maturities of three months or less of approximately $1,777,000 and $3,900,000 at December 31, 1994 and 1993, respectively. Included in restricted cash are amounts restricted under various escrow agreements. Credit risk associated with cash, cash equivalents and restricted cash is considered low due to the high quality of the financial institutions in which these assets are held.


(4)  MORTGAGES RECEIVABLE

     Mortgages receivable generally range in maturity from one to three years, certain of which are collateralized by liens on the property sold and bear interest with stated rates up to 10% per annum. All mortgages receivable with below market rates are discounted at the market rate prevailing at the date of issue or purchase. The resulting effective interest rates on mortgages receivable range from approximately 9% to 15% - per annum. The outstanding principal balances of mortgages receivable at December 31, 1994 and 1993 are summarized as follows:

                      ARVIDA/JMB PARTNERS, L.P.
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                          1994           1993
                                      ------------    ----------

Total gross mortgages receivable . . .$  2,078,433     3,958,649
Unamortized discount and
  valuation allowances . . . . . . . .    (984,210)   (1,017,688)
                                      ------------    ----------

     Mortgages receivable, net . . . .$  1,094,223     2,940,961
                                      ============    ==========


(5)  REAL ESTATE INVENTORIES

     Real estate inventories at December 31, 1994 and 1993 are summarized as follows:

                                          1994           1993
                                      ------------    ----------

Land held for future development or
  sale . . . . . . . . . . . . . . . .$ 16,132,750     24,259,509
Community development inventory:
  Work in progress and
    land improvements. . . . . . . . . 155,287,977    137,048,514
  Completed inventory. . . . . . . . .  36,453,711     27,371,129
                                      ------------    -----------

     Real estate inventories . . . . .$207,874,438    188,679,152
                                      ============    ===========

     The Partnership recorded charges to the carrying value of real estate inventories and other assets for the year ended December 31, 1993 totalling approximately $4.9 million resulting from the adverse impact of reductions in housing prices on future anticipated lot values at the Partnership's Water's Edge and Dockside Communities.

     The Partnership recorded charges to the carrying value of real estate inventories and other assets totalling approximately $27.2 million during the year ended December 31, 1992. These charges included approximately $7.4 million to reduce the carrying values of the Partnership's Water's Edge and Dockside Communities and $1.8 million to reduce the carrying value of its River Hills Community. These Communities had been experiencing slower sales absorptions than anticipated due to the pricing of products not being in line with the then current market demand. The charges to the inventory carrying values resulted from the Partnership's plans to offer lower-priced homesite and housing products in these Communities which were more consistent with market demand.

                      ARVIDA/JMB PARTNERS, L.P.
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     In addition, in light of the circumstances surrounding The Oaks joint venture as discussed in detail in Note 8, the Partnership, as a matter of prudent accounting practice, recorded a charge to the carrying value of real estate inventories of approximately $2.3 million in 1992 to properly reflect the estimated market value of The Oaks Property in its then current state of development assuming a bulk sale of the entire property under the market conditions at that time. An additional $0.7 million charge to the carrying value of real estate inventories was recorded during 1992 to reflect the then current market value of several parcels of undeveloped commercial real estate.


(6)  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1994 and 1993 are summarized as follows:

                                          1994           1993
                                      ------------    ----------

  Land . . . . . . . . . . . . . . . .$  6,566,045     6,566,045
  Land improvements. . . . . . . . . .  18,258,457    18,214,258
  Buildings. . . . . . . . . . . . . .  52,101,080    51,166,841
  Equipment and furniture. . . . . . .  21,765,981    19,024,112
  Construction in progress . . . . . .   4,595,610     1,281,936
                                      ------------  ------------

       Total . . . . . . . . . . . . . 103,287,173    96,253,192

       Accumulated depreciation. . . . (34,172,614)  (29,263,615)
                                      ------------  ------------

       Property and equipment, net . .$ 69,114,559    66,989,577
                                      ============  ============

     During 1992, the value of the golf and country club facility at River Hills had been adversely impacted by the introduction of new lower-priced products within the Community, as well as overall economic conditions and the competition from other club facilities within the Tampa, Florida area. As a result, the Partnership recorded an approximate $2.5 million charge to the net book value of the golf course and country club at River Hills for the year ended December 31, 1992. In addition, during 1992, the Partnership recorded an approximate $0.9 million charge to the net book value of property and equipment to reflect the reduction in the value of a 29,000 square foot office building located in Palm Beach County, Florida. These charges are included in charges to the carrying value of real estate inventories and other assets on the accompanying Consolidated Statements of Operations for the year ended December 31, 1992.

    Depreciation expense of approximately $4,953,000, $5,397,000 and $6,133,000 was incurred for the years ended December 31, 1994, 1993 and 1992, respectively.

                      ARVIDA/JMB PARTNERS, L.P.
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(7)  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES, NET

     The Partnership has numerous investments in real estate joint ventures with ownership interests ranging from 20% to 50%. The Partnership's joint venture interests accounted for under the equity method are as follows:

                                                        LOCATION OF
NAME OF VENTURE                 % OF OWNERSHIP          PROPERTY
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

     The following is combined summary information of joint ventures accounted for under the equity method. The 1993 summary information presented is not comparable to the 1992 information due to the consolidation of the AOK Group Joint Venture effective March 1, 1993. See further discussion below regarding the Partnership's accounting for these joint venture interests.

                                        ARVIDA/JMB PARTNERS, L.P.
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                                                          DECEMBER 31,   DECEMBER 31,
                                                                              1994           1993
                                                                          ------------   ------------

                                                 ASSETS
                                                 ------
Real estate inventories. . . . . . . . . . . . . . . . . . . . . . .      $11,776,133      11,170,628
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,324,472       6,209,918
                                                                          -----------     -----------

          Total assets . . . . . . . . . . . . . . . . . . . . . . .      $15,100,605      17,380,546
                                                                          ===========     ===========


                                    LIABILITIES AND PARTNERS' CAPITAL
                                    ---------------------------------


Accounts payable, deposits and other liabilities . . . . . . . . . .      $   664,459         752,274
Notes and mortgages payable. . . . . . . . . . . . . . . . . . . . .        4,067,506       4,109,656
                                                                          -----------     -----------

          Total liabilities. . . . . . . . . . . . . . . . . . . . .        4,731,965       4,861,930

Venture partners' capital. . . . . . . . . . . . . . . . . . . . . .        4,869,258       5,753,884
Partnership's capital. . . . . . . . . . . . . . . . . . . . . . . .        5,499,382       6,764,732
                                                                          -----------     -----------

          Total liabilities and partners' capital. . . . . . . . . .      $15,100,605      17,380,546
                                                                          ===========     ===========

                                        ARVIDA/JMB PARTNERS, L.P.
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                     COMBINED RESULTS OF OPERATIONS
                                     ------------------------------


                                                         DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                             1994            1993            1992
                                                         ------------    ------------   -------------
Revenues . . . . . . . . . . . . . . . . . . . . . .     $ 1,102,242       32,846,925      10,667,527
                                                         ===========     ============    ============
Net income (loss). . . . . . . . . . . . . . . . . .     $  (210,087)       2,409,483     (23,286,957)
                                                         ===========     ============    ============
Partnership's proportionate share of
  net income (loss). . . . . . . . . . . . . . . . .     $  (126,207)         953,165     (11,706,781)
                                                         ===========     ============    ============
Partnership's equity in earnings (losses) of
  unconsolidated ventures. . . . . . . . . . . . . .     $   524,520        1,134,947      (2,225,531)
                                                         ===========     ============    ============

     The following is a reconciliation of the Partnership's Capital accounts within the joint ventures to its investments in and advances to joint ventures as reflected on the accompanying Consolidated Balance
Sheets:

                                                        DECEMBER 31,     DECEMBER 31,    DECEMBER 31,
                                                            1994             1993            1992
                                                        ------------     ------------    ------------

Partnership's Capital, equity method . . . . . . . .     $ 5,746,626        7,263,586       9,769,568
Partnership's Capital, cost method . . . . . . . . .       5,836,000        5,836,000       8,763,000
Basis difference . . . . . . . . . . . . . . . . . .       7,479,134        7,294,843       4,566,543
                                                         -----------     ------------    ------------

Investments in joint ventures. . . . . . . . . . . .      19,061,760       20,394,429      23,099,111
Advances to joint ventures, net. . . . . . . . . . .       4,117,191        4,337,423       8,199,613
                                                         -----------     ------------    ------------
     Investments in and advances to
       joint ventures, net . . . . . . . . . . . . .     $23,178,951       24,731,852      31,298,724
                                                         ===========     ============    ============



                       ARVIDA/JMB PARTNERS, L.P.
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Partnership owns interest in a number of commercial joint ventures located throughout Florida. Due to a significant decline in the demand for undeveloped commercial real estate in the markets in which these properties are located, in 1992 the respective joint ventures recorded charges to the carrying values of their real estate inventories. These charges resulted in the Partnership reducing its investments in these joint ventures by approximately $7.4 million to reflect their estimated net realizable values. These charges are included in charges to the carrying value of real estate inventories and other assets on the accompanying Consolidated Statements of Operations for the year ended December 31, 1992.

     The Partnership's share of net income (loss) is based upon its ownership interest in numerous investments in joint ventures which are accounted for in accordance with the equity method of accounting. Equity in earnings (losses) of unconsolidated ventures represents the Partnership's share of each venture's net income (loss), and may reflect a component of purchase price adjustments included in the Partnership's basis. Such adjustments are generally amortized to income in relation to the cost of revenue of the underlying real estate assets. These factors contribute to the differential in the Partnership's proportionate share of the net income (loss) of the joint ventures and its equity in earnings (losses) of unconsolidated ventures as well as to the basis differential between the Partnership's investments in joint ventures and its equity in underlying net assets, as shown above.

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

     The Coto de Caza joint venture had utilized the maximum amount available under its operating line of credit and had been seeking alternative financing sources to fund the significant additional cash necessary to continue development of the project and to fund the venture's other operating costs. In the interim, the Partnership and its joint venture partner had each advanced, net of reimbursements, approximately $4.1 million to the venture through December 31, 1992. Interest earned on such advances of approximately $1,212,000 was unpaid as of December 31, 1994. Due to the reallocation of the Partnership's interest in the Coto de Caza joint venture effective September 15, 1992, the Partnership has provided an allowance for doubtful accounts with regard to the interest earned and unpaid at December 31, 1994 on advances previously made by the Partnership. Given the weak market conditions in Orange County, California and the continued lack of development financing available from traditional lending sources, it was unlikely that the joint venture would be able to secure additional financing in the near term. The joint venture partner was willing to continue to advance funds to meet the venture's operating needs. Given the finite amount of available capital, the Partnership determined that it was in its best long-term interest to utilize that capital for the development of its other properties rather than commit additional funds for the development of the Coto de Caza Community. As a

                      ARVIDA/JMB PARTNERS, L.P.
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


result, the venture partner has funded the venture's cash deficits in their entirety since June 1, 1992. As an alternative to funding future capital requirements, the Partnership and its joint venture partner agreed to amend the joint venture agreement and reallocate ownership interests. In exchange for funding the venture's future operating needs, the venture partner was reallocated an additional 30% interest in the venture, and assumed the role of managing general partner. As such, the venture partner has control over the future operations of the Community, including the timing and extent of its development. The Partnership retains a 20% limited partnership interest and is entitled to receive distributions from net cash flow, after repayment of third party loans and advances made by the venture partners, up to an amount agreed upon by the Partnership and its joint venture partner. Certain specified costs and liabilities incurred prior to the reallocation will continue to be shared equally by the Partnership and its joint venture partner. This agreement was pursued as a more favorable alternative to the provisions included in the previously existing joint venture agreement for reallocation of partnership interests should both partners not advance equal funds to the venture. As a result of the Partnership's decrease in its ownership interest, and its joint venture partner's control over the future operations of the Community, commencing on September 15, 1992, the Partnership accounts for its share of the operations of the Coto de Caza joint venture in accordance with the cost method of accounting.

     During 1992, the Partnership sold 60% of its interest in two land parcels located in its Weston Community to unaffiliated third-party purchasers. Subsequent to these transactions, the Partnership and the purchasers each contributed their interests in these land parcels to joint ventures established for the purpose of developing housing products within Weston. The Partnership entered into development management agreements with these joint ventures. Pursuant to the terms of these agreements, the Partnership agreed to fund all development and construction costs, as well as certain overheads, incurred on behalf of the joint venture projects. Amounts funded are reimbursed by the joint ventures from sales revenues generated by each joint venture. Amounts advanced by the Partnership to each respective joint venture earned interest at 8.5% for the first year and prime plus 2% per annum thereafter. During 1993, one of the joint ventures obtained third-party, project specific financing to fund its development and construction activities. In accordance with the provisions of this financing agreement, the Partnership had been reimbursed the majority of amounts previously advanced to the joint venture as of December 31, 1993 and the remaining amounts were reimbursed during 1994. Due to significant sales activity, amounts previously advanced to the Partnership's other joint venture were reimbursed in full during 1993. All of the homes built by these joint ventures have been completed and closed as of December 31, 1994.

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

                      ARVIDA/JMB PARTNERS, L.P.
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Partnership incurs certain general and administrative expenses which are paid by the Partnership on behalf of the joint ventures in which it holds interests. The Partnership receives reimbursements from the joint ventures for such costs. For the years ended December 31, 1994 and 1993, the Partnership was entitled to receive approximately $378,000 and $343,000, respectively, from certain of the joint ventures in which it holds interests. At December 31, 1994, approximately $28,600 was owed to the Partnership, of which approximately $5,000 was received as of March 15, 1995.


(8)  NOTES AND MORTGAGES PAYABLE

     Notes and mortgages payable at December 31, 1994 and 1993 are summarized as follows:

                                           1994          1993
                                       ------------  ------------
Term loan credit facility of
 $85,252,250 and $126,805,195
 bearing interest at approxi-
 mately 8.7% and 5.6% per annum
 at December 31, 1994 and
 1993, respectively (A). . . . . . . . $ 73,452,970   108,262,248

Income property term loan of
 $18,233,326 and $20,000,000,
 bearing interest at approxi-
 mately 8.6% and 5.6% per
 annum at December 31, 1994 and
 1993, respectively (A). . . . . . . .   17,933,326    18,933,328

Revolving line of credit of
 $20,000,000 and $45,000,000
 at December 31, 1994 and 1993,
 respectively (A). . . . . . . . . . .       --             --

Other notes and mortgages
  payable (B). . . . . . . . . . . . .   23,761,229    20,575,416
                                       ------------  ------------

          Total. . . . . . . . . . . . $115,147,525   147,770,992
                                       ============  ============

     (A) At December 31, 1993, the Partnership's credit facility consisted of a term loan in the original amount $126,805,195, a revolving line of credit facility up to $45 million, an income property term loan in the original amount of $20 million and a $15 million letter of credit facility.

The income property term loan, revolving line of credit and letter of credit facility matured in July, 1994. Although the Partnership's term loan was not scheduled to mature until July 1997, the lender required the Partnership to renew its entire credit facility as a condition of renewing the income property term loan, the revolving line of credit and letter of credit facility.


                      ARVIDA/JMB PARTNERS, L.P.
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     During November 1994, the Partnership and its lender signed an agreement for a renewal of the entire credit facility agreement. In connection with obtaining this renewal, the Partnership made principal payments on its term loan of $3 million and $9.5 million in July 1994 and December 1994, respectively. The new credit facility consists of a term loan in the original amount of $85,252,520, a revolving line of credit facility up to $20 million, an income property term loan in the original amount of $18,233,326 and a $15 million letter of credit facility. The term loan, the revolving line of credit and the letter of credit facility are secured by recorded mortgages on all otherwise unencumbered real property assets of the Partnership, as well an assignment of all mortgages receivable, equity memberships, certain joint venture interests or joint venture proceeds and cash balances (with the exception of deposits held in escrow). The income property term loan is secured by the recorded first mortgages on a mixed-use center and an office building in Boca Raton, Florida. All of the notes under the facility are cross-collateralized and cross-defaulted.

     At December 31, 1994, the term loan, the revolving line of credit and the income property term loan bear interest based, at the Partnership's option, on one of the lenders' prime rate plus 1.25% per annum or the relevant London Inter-Bank Offering Rate (LIBOR) plus 2.50% per annum. At December 31, 1993, $75 million of the Partnership's outstanding credit facility was under two interest rate swap arrangements. However, one of the interest rate swap arrangements matured in February 1994 and the remaining interest rate swap arrangement matured in October 1994. For the year ended December 31, 1994, the effective interest rate for the combined term loan, income property term loan and revolving line of credit facility was approximately 8.5% per annum. This rate includes the effect of the interest rate swap arrangements.

     Under the term loan agreement, the Partnership made scheduled principal payments of $10 million in March 1994 and February 1995. In addition, the term loan agreement provides for additional principal repayments based upon a specified percentage of available cash flow and upon the sale of certain assets. For the year ended December 31, 1994, the Partnership made such additional term loan payments totalling approximately $12.3 million. Principal repayments of $5 million, $10 million and $5 million on the term loan are due in July 1995, February 1996 and July 1996, respectively. The remaining balance outstanding is due in July 1997.
Under the income property term loan, principal payments of $0.1 million are required to be paid monthly until March 1996 when the remaining outstanding principal balance will be due. The revolving line of credit and letter of credit facility mature in December 1995 and July 1995, respectively. At March 15, 1995, all of the term loan proceeds had been borrowed with a remaining balance of $51,046,932. The balances outstanding on the revolving line of credit facility, the income property term loan and the letter of credit facility at March 15, 1995 are $9,000,000, $17,633,326 and $9,497,064, respectively.

     At December 31, 1994, the Partnership has a contract for the sale of its office building located in downtown Boca Raton, Florida known as Mizner Place for approximately $4 million. The sale is expected to close during the second quarter of 1995. The net sales proceeds from such sale will be used to paydown the income property term loan.

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

     (B) Other notes and mortgages payable are collateralized by certain real estate inventories, property and equipment and certain investments with a net book value of approximately $25.6 million at December 31, 1994. These notes and mortgage notes have a weighted average annual effective interest rate of approximately 8.6% and 7.2% at December 31, 1994 and 1993, respectively, and mature in varying amounts through 2017.

     Certain of the Partnership's property within the Cullasaja Community was financed by a mortgage note which matured on March 1, 1994. The note was collateralized by a first mortgage on certain real estate inventories and 12.5% of the outstanding balance was guaranteed by the Partnership.
The Partnership was unable to obtain an extension of the loan, and therefore, on June 29, 1994, purchased the note at par and paid the accrued interest thereon and certain attorney and conveyance fees. The total amount of such payment was approximately $5,278,000. The note and mortgage were subsequently pledged as collateral to the Partnership's lender under its credit facility.

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

     Given the finite amount of available capital to the Partnership, the Partnership determined that it was in its best long-term interest to utilize that capital for the development of its other properties and sold its remaining land holdings in The Oaks Community and its interest in The Oaks Club to an unaffiliated third party purchaser for $5.8 million. This transaction occurred simultaneously with the repayment of the loans and satisfaction of the mortgages described above. In light of the Partnership's guarantee under the loan agreement of $2.7 million of the outstanding mortgage loans, as well as other factors, the above transactions were pursued as the least costly alternative available to the Partnership. These transactions resulted in a minimal net gain for Federal income tax purposes.
                      ARVIDA/JMB PARTNERS, L.P.
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



     Following is a schedule of the maturities of notes and mortgages payable at December 31, 1994.

          1995 . . . . . . . . . . . . . . .  $ 19,545,010
          1996 . . . . . . . . . . . . . . .    47,865,545
          1997 . . . . . . . . . . . . . . .    43,952,970
          1998 . . . . . . . . . . . . . . .       500,000
          1999 . . . . . . . . . . . . . . .        --
          Thereafter . . . . . . . . . . . .     3,284,000
                                              ------------
              Total notes and
                mortgages payable. . . . . .  $115,147,525
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

     During 1992, the value of the memberships remaining at Jacksonville Golf & Country Club had been adversely impacted by the introduction of lower-priced products within the Community in response to market conditions as well as competition from other club facilities located in the Jacksonville area. In addition, during 1992, the higher-priced equity memberships at the Broken Sound Club had experienced a slowdown in sales due primarily to an overall slowdown in the economy and the low levels of consumer confidence at that time. As a result of the above, during 1992, the Partnership recorded charges to the carrying values of its equity memberships at Jacksonville Golf & Country Club and Broken Sound Club of approximately $2.2 million and $1.0 million, respectively. In addition, equity memberships for the year ended December 31, 1992 also include a $1.0 million reduction in the value of The Oaks Country Club's equity memberships in light of the circumstances surrounding The Oaks Country Club as discussed further in Note 8. These charges are included in charges to the carrying value of real estate inventories and other assets on the accompanying Consolidated Statement of Operations for the year ended December 31, 1992.

                                        ARVIDA/JMB PARTNERS, L.P.
                                         (A LIMITED PARTNERSHIP)
                                        AND CONSOLIDATED VENTURES

                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(10)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General
Partner as of December 31, 1994 and for the years ended December 31, 1994, 1993 and 1992 are as follows:

                                                                                      UNPAID AT
                                                                                     DECEMBER 31,
                                             1994           1993          1992          1994
                                           --------       --------      --------   --------------
Property management fees . . . . . .       $147,446        153,088       108,243         --
Insurance commissions. . . . . . . .        298,697        287,639       267,673         --
Reimbursement (at cost)
 for accounting services . . . . . .         63,633         61,881        61,101         9,263
Reimbursement (at cost)
 for legal services. . . . . . . . .         64,949         31,821        38,344        61,156
Reimbursement (at cost)
 for out-of-pocket
 expenses. . . . . . . . . . . . . .         15,345         20,534        24,562         --
                                           --------       --------      --------       -------

                                           $590,070        554,963       499,923        70,419
                                           ========       ========      ========       =======


                      ARVIDA/JMB PARTNERS, L.P.
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the year ended December 31, 1994, the total of such costs incurred by the Partnership on behalf of these affiliates totalled approximately $505,300. Approximately $29,000 was outstanding at December 31, 1994, all of which was received as of March 15, 1995. For the year ended December 31, 1993 and 1992, the Partnership was entitled to receive reimbursements of approximately $171,000 and $129,000, respectively.

     In accordance with the Partnership Agreement, the General Partner and Associate Limited Partners have deferred a portion of their distributions of net cash flow from the Partnership totaling approximately $936,000 as of December 31, 1994. This amount does not bear interest and is expected to be paid in future periods subject to certain restrictions contained in the Partnership's credit facility agreement.

     Arvida Company ("Arvida"), pursuant to an agreement with the Partner-ship, provides development, construction, management and other personnel and services to the Partnership for all of its projects and operations. Pursuant to such agreement, the Partnership shall reimburse Arvida for all of its out-of-pocket expenditures (including salary and salary-related costs), subject to certain limitations. The total of such costs for the years ended December 31, 1994, 1993 and 1992 was approximately $6,802,300, $6,686,100 and $6,622,800, respectively, of which approximately $52,800 was unpaid as of December 31, 1994 and all of which was paid as of March 15, 1995.

     The Partnership and Arvida/JMB Partners, L.P.-II (a publicly-held limited partnership affiliated with the General Partner) each employ project related and administrative personnel who perform services on behalf of both partnerships. In addition, certain out-of-pocket expenditures related to such services and other general and administrative costs are incurred and charged to each partnership as appropriate. The Partnership receives reimbursements from or reimburses Arvida/JMB Partners, L.P.-II for such costs (including salary and salary-related costs). For the year ended December 31, 1994, the Partnership was entitled to receive approximately $1,338,900 from Arvida/JMB Partners, L.P.-II. At December 31, 1994, approximately $120,800 was outstanding, all of which was received as of March 15, 1995. In addition, for the year ended December 31, 1994, the Partnership was obligated to reimburse Arvida/JMB Partners, L.P.-II approximately $537,700. At December 31, 1994, approximately $72,000 was unpaid, all of which was paid as of March 15, 1995. The net reimbursements paid to the Partnership for the years ended December 31, 1993 and 1992 were approximately $1,263,100 and $236,000, respectively.

     The Partnership pays for certain general and administrative costs on behalf of its clubs, homeowners associations and maintenance associations. The Partnership receives reimbursements from the affiliates for such costs.

For the year ended December 31, 1994, the Partnership was entitled to receive approximately $594,200 from its affiliates. At December 31, 1994, approximately $381,000 was owed to the Partnership, of which approximately $48,800 was received as of March 15, 1995. The net reimbursements paid to the Partnership for the years ended December 31, 1993 and 1992 were approximately $366,400 and $2,327,200, respectively.

                      ARVIDA/JMB PARTNERS, L.P.
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Partnership periodically incurs salary and salary-related costs on behalf of an affiliate of the General Partner of the Partnership. The Partnership was entitled to receive approximately $118,000 for such costs for the year ended December 31, 1994, all of which was outstanding as of December 31, 1994 and March 15, 1995.


(11)  COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under standby letters of credit and bonds for approximately $10,169,800 and $7,589,000, respectively, at December 31, 1994. As of December 31, 1993, the Partnership was contingently liable under standby letters of credit and bonds for approximately $11,651,000 and $11,146,000, respectively. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable under bonds for approximately $1,020,000 and $1,089,000 at December 31, 1994 and 1993, respectively.

     The Partnership leases certain building space for its management offices, sales offices and other facilities, as well as certain equipment. The building and equipment leases expire over the next two to nine years. Minimum future rental commitments under non-cancelable operating leases having a remaining term in excess of one year as of December 31, 1994 are as follows:

              1995 . . . . . . . . . . .     $1,468,954
              1996 . . . . . . . . . . .      1,207,618
              1997 . . . . . . . . . . .        582,522
              1998 . . . . . . . . . . .        399,109
              1999 . . . . . . . . . . .        180,579
              Thereafter . . . . . . . .        261,626
                                             ----------

                                             $4,100,408
                                             ==========

     Rental expense of $2,001,171, $2,063,568 and $2,320,028 was incurred for the years ended December 31, 1994, 1993 and 1992, respectively.

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

     Homeowners who affirmatively rejected the offer of settlement by opting out were permitted to continue litigation against the Partnership. The Partnership was and is party to a number of claims brought by condominium and patio homeowners, all of whom have declined to accept the terms of the class action settlement. Some of these actions by those homeowners who have opted out of the settlement have been settled. The aggregate amount of these settlements to date is approximately $414,000. One of the Partnership's insurers has funded these settlements. The amount of money that the insurance company may recover from the Partnership pursuant to any reservation of rights, or otherwise, is uncertain. Therefore, the accompanying Consolidated Financial Statements do not reflect any accruals related to this matter. Currently, the Partnership is involved in five lawsuits with homeowners who have opted out of the original settlement which are pending in the Circuit Court of Dade County and one claim that has not been filed as a lawsuit. The Partnership intends to vigorously defend itself in these matters.

     On February 24, 1994, the Partnership was dismissed from the pending class action homeowner lawsuits pursuant to the class action settlement discussed above. In addition, the Partnership has been informed that Disney and an insurer have reached agreements to settle five of the individual homeowner actions which were tendered by the Partnership to Disney. These Disney settlements were funded without any contribution from the Partnership.

                      ARVIDA/JMB PARTNERS, L.P.
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     On April 19, 1993, a subrogation claim entitled Village Homes at Country Walk Master Maintenance Association, Inc. v. Arvida Corporation et al., was filed in the 11th Judicial Circuit for Dade County. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). In this suit, as amended, plaintiffs seek to recover damages and pre- and post-judgment interest in connection with $10,873,000 American Reliance has allegedly paid, plus amounts it may have to pay in the future, to the condominium association at Country Walk in the wake of Hurricane Andrew. Disney is also a defendant in this suit. The Partnership believes that the amount of this claim that allegedly relates to units it sold is approximately $3,600,000. Plaintiffs also seek a declaratory judgement seeking to hold the Partnership and other defendants responsible for amounts American Reliance must pay in the future to its insureds as additional damages beyond the $10,873,000 previously paid. The Partnership has filed motions directed to the complaint, as amended, and the litigation is in the discovery stage. The Partnership intends to vigorously defend itself.

     The Partnership has also been involved in subrogation lawsuits or threatened subrogation actions with Prudential Property and Casualty Company, Travelers Insurance Company ("Travelers"), Allstate Insurance Company ("Allstate") and State Farm Insurance Company. These insurance companies sought to recover damages, costs and interest in connection with amounts allegedly paid to their insureds living in Country Walk at the time of Hurricane Andrew. The Partnership settled these claims and all settlement proceeds were funded by one of the Partnership's insurance
carriers.   The aggregate amount of these settlements is approximately $4.3 million. The Allstate and Travelers settlements were funded subject to a reservation of rights by one of the Partnership's insurance carriers. The amount of money the insurance carrier may seek to recover from the Partnership for these and any other settlements it has funded is uncertain. The Partnership is a defendant in and anticipates other subrogation claims by insurance companies which have allegedly paid policy benefits to Country Walk residents. The Partnership intends to defend itself vigorously in all such matters.

     The Partnership resolved a claim brought by the Villages of Country Walk Homeowners' Association, Inc., and related entities, for damages to the common elements of the condominium units at Country Walk. A settlement in the amount of $2,740,000 was paid by the Partnership's insurance carriers. A reservation of rights in connection with these claims of approximately $740,000 was issued by one insurance carrier. The extent to which the insurance company may ultimately recover any of these proceeds from the Partnership is unknown. Therefore, the accompanying Consolidated Financial Statements do not reflect any accruals related to this matter.

     As noted above, one of the Partnership's insurance carriers has been funding settlements of various litigation related to Hurricane Andrew. In some, but not all, instances, the insurance carrier has provided the Partnership with written reservation of rights letters. The aggregate amount of the settlements funded to date by this carrier is approximately $7.8 million. The extent to which the insurance carrier may recover any of these proceeds from the Partnership is uncertain. Therefore, the accompanying Consolidated Financial Statements do not reflect any accruals related to this matter.

     A second amended complaint captioned Berry v. Merrill Lynch, Pierce Fenner & Smith; Arvida/JMB Partners, Limited Partnership; Arvida/JMB Managers, Inc.; JMB Realty Corporation; and Does 1 through 100, was filed in the Superior Court of the State of California in and for the County of San Diego, Case No. 669709. The lawsuit was purportedly filed as a class

                      ARVIDA/JMB PARTNERS, L.P.
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


action on behalf of the named plaintiffs and all other persons or entities in the State of California who bought or acquired, directly or indirectly, limited partnership interests ("Interests") in the Partnership from September 1, 1987 through the present. The second amended complaint in the action alleges, among other things, that the defendants made misrepresentations and concealed various facts, breached fiduciary duties, and violated a contractual covenant of good faith in connection with the sale of Interests in the Partnership. The second amended complaint further alleges that such conduct violated California state law relating to fraud, constructive fraud, breach of fiduciary duty, willful suppression of facts, breach of the covenant of good faith, and conspiracy. Plaintiffs, on behalf of themselves and the purported plaintiff class, seek unspecified compensatory damages, consequential damages, punitive and exemplary damages, recission, interest, costs of the suit, and such other relief as the court may order. In October 1994, after the court denied defendants' demurrers, defendants answered the second amended complaint denying the material allegations of the complaint and setting forth various affirmative defenses. During March 1995, the court issued an order that it would not entertain any motions for certification of a class. Subsequent thereto, defendants have entered into a settlement in principle in order to put to rest all controversy and to avoid further disruption to defendants' ordinary business operations and the expense, burden and risk of protracted litigation. The settlement is not an admission of liability, which the defendants expressly deny. The amount of the proposed settlement is not expected to be material. The Partnership cannot assume that this settlement in principle will in fact be consummated.

     In addition, the Partnership has been advised by Merrill Lynch that Merrill Lynch has been named a defendant in actions pending in the Eleventh and Seventeenth Judicial Circuit Courts in Dade and Broward Counties, Florida to compel arbitration of claims brought by certain investors of the Partnership representing approximately 5% of the total 404,000 Interests outstanding. Merrill Lynch has asked the Partnership and its General Partner to confirm an obligation of the Partnership and its General Partner to indemnify Merrill Lynch in these claims against all loss, liability, claim, damage and expense, including without limitation attorneys' fees and expenses, under the terms of a certain Agency Agreement dated September 15, 1987 ("Agency Agreement") with the Partnership relating to the sale of Interests through Merrill Lynch on behalf of the Partnership. In the actions to compel arbitration, the claimants have advised Merrill Lynch that they will seek to file demands for arbitration and claims for unspecified damages against Merrill Lynch based on Merrill Lynch's alleged violation of applicable state and/or federal securities laws and alleged violations of the rules of the National Association of Securities Dealers, Inc., together with pendent state law claims. Some of these investors have begun the arbitration process. The Partnership believes that Merrill Lynch has resolved some of these claims through litigation and otherwise; and that Merrill Lynch is defending other claims. The Agency Agreement generally provides that the Partnership and its General Partner shall indemnify Merrill Lynch against losses occasioned by an actual or alleged misstatement or omission of material fact in the Partnership's offering materials used in connection with the sale of Interests and suffered by Merrill Lynch in performing its duties under the Agency Agreement, under certain specified conditions. The Agency Agreement also generally provides, under certain conditions, that Merrill Lynch shall indemnify the Partnership and its General Partner for losses suffered by the Partnership and occasioned by certain specified conduct by Merrill Lynch in the course

                      ARVIDA/JMB PARTNERS, L.P.
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


of Merrill Lynch's solicitation of subscriptions for Interests. The Partnership is unable to determine at this time the ultimate investment of investors who have filed arbitration claims as to which Merrill Lynch might seek indemnification in the future. At this time, and based upon the information presently available about the arbitration statements of claims filed by some of these investors, the Partnership and its General Partner believe that they have meritorious defenses to demands for indemnification made by Merrill Lynch and intend to vigorously pursue such defenses. In the event Merrill Lynch is entitled to indemnification of its attorney's fees and expenses or other losses and expenses, these amounts may prove to be material.

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

     The Partnership owns a 50% joint venture interest in 31 commercial/ industrial acres in Pompano Beach, Florida, which is encumbered by a mortgage loan in the principal amount of approximately $4 million at December 31, 1994. As a result of the Partnership's previous determination that the development of the land was no longer economically profitable, during April 1992, the Partnership and its joint venture partner each tendered payment in the amount of approximately $3.1 million to the lender for their respective shares of the guarantee payment required under the loan agreement and certain other holding costs, the majority of which reduced the outstanding mortgage loan to its current balance. The venture also intended at that time to convey title to the property to the lender; however, such conveyance is pending until resolution of certain general development obligations of the venture as well as certain environmental issues. The Partnership had been negotiating with the lender regarding the
scope of the development work required to be done.   Negotiations with the
lender were unsuccessful, and the lender has filed a lawsuit with the Broward County Circuit Court in which the lender asserts, among other things, that the mortgage loan is with recourse to the joint venture partners as a result of the partners' failure to perform in accordance with the terms of the loan agreement. The lender is demanding payment of the outstanding loan balance plus interest thereon. The Partnership believes this claim is without merit and is vigorously defending the lawsuit. With respect to the environmental issues, the previous owner remains obligated to undertake the clean up pursuant to, among other things, a surviving obligation under the purchase and sale agreement. The clean-up began in July 1994, and the first phase of the remedial action plan was completed in October 1994. Further action plans are now underway. If the previous owner is unable to fulfill all its obligations as they relate to this environmental issue, the venture and ultimately the Partnership may be obligated for such costs. Should this occur, the Partnership does not anticipate the cost of this clean-up to be material to its operations.

     The Partnership is seeking a permit to develop 1,156 of the 2,475 gross acres contained in Increment III of the Weston Community, portions of which are environmentally sensitive areas and are subject to protection as wetlands. The Partnership's current application for a wetlands permit for Increment III includes proposed wetlands mitigation of 1,319 acres together with construction of schools, parks, roads, sewers and related infrastructure, in addition to residential and commercial development. However, in August 1994, the Environmental Protection Agency (the "EPA") issued a letter to the United States Army Corps of Engineers (the "Corps"),

                      ARVIDA/JMB PARTNERS, L.P.
                       (A LIMITED PARTNERSHIP)
                      AND CONSOLIDATED VENTURES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


which is the governmental agency responsible for issuing permits involving development of wetlands areas, setting forth the EPA's position that no more than 120 gross acres in Increment III should be permitted to be developed. In addition, the EPA recommended that adequate compensatory mitigation be implemented in connection with such development.

     The Partnership believes that the EPA's recommendation is flawed based on scientific evidence, and it continues to pursue issuance of the permit for development of Increment III on the terms and conditions previously set forth in its application. The Corps has not accepted the recommendation of the EPA and has advised the Partnership that it is continuing to consider the Partnership's current application as presently submitted. During October 1994, the Corps performed an independent analysis of the wetlands impact and mitigation. To date, the Partnership has not received a formal response from the Corps regarding the results of this analysis. However, an informal response has been received requesting additional and clarified information regarding certain characteristics of the proposed mitigation plan, which the Partnership is providing.

     If the Corps ultimately issues a permit generally on the same terms and conditions as set forth in the Partnership's previously submitted application, the EPA retains certain rights to veto or to seek to elevate the determination to issue a permit to higher governmental officials. Elevation would delay the effectiveness of the permit pending resolution of a final decision on the application for the permit and could result in a decision to uphold, modify or retract issuance of the permit. If the Partnership does not ultimately receive its permit through the administrative process, it may seek a judicial review in federal district court of the denial of the permit. Additionally, the Partnership could initiate an action in the United States Court of Federal Claims seeking a determination that denial of the permit constitutes a "taking" of the Partnership's property for which the Partnership is due just compensation. The pursuit of these legal actions would likely be lengthy.

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

     The Partnership may be responsible for funding certain other ancillary activities for related entities in the ordinary course of business which the Partnership does not currently believe will have any material adverse effect on its consolidated financial position or results of operations.

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

     The District issued $64,660,000 of variable rate bonds in November 1989 and $31,305,000 of variable rate bonds in July 1991. These bonds mature in various years commencing in May 1991 through May 2011. At December 31, 1994, the amount of bonds issued and outstanding totalled $87,085,000. For the twelve months ended December 31, 1994, the Partnership paid special assessments related to these bonds of approximately $5.0 million.

     In order to reduce the exposure of variable rate debt, the District pursued a new bond issuance. During March 1995, the District issued approximately $99 million of bonds. These bonds mature in various years commencing May 1999 through May 2011. The proceeds from this offering were used to refund the outstanding 1989 and 1991 bonds described above, as well as to fund the issuance costs incurred in connection with this offering and deposits to certain reserve accounts for future bond debt service requirements.


(13)  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 107
      ("SFAS 107") - DISCLOSURES ABOUT FAIR VALUE OF
      FINANCIAL INSTRUMENTS

     SFAS 107 requires entities with total assets exceeding $150 million for fiscal years ending after December 15, 1992 to disclose the SFAS 107 values of all financial assets and liabilities for which it is practicable to estimate. Value is defined in SFAS 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments approximates SFAS 107 value at December 31, 1994 and 1993.

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

     Section 4.2F of the Partnership Agreement requires the allocation of Profits (as defined) to the General Partner and Associate Limited Partners in order to take account of a current or anticipated reduction in the Partnership's indebtedness and certain other circumstances. In accordance with Section 4.2F of the Partnership Agreement, for financial reporting and Federal income tax purposes for the year ended December 31, 1992, the General Partner and Associate Limited Partners received allocations of Profits in addition to their respective allocations, pursuant to the other allocation provisions of the Partnership Agreement, of the Partnership's loss, as adjusted for such allocation of Profits. The amount of Profits, net of such loss, allocated to the General Partner and Associate Limited Partner, collectively, for tax and financial reporting purposes for 1992 was approximately $9,230,000 and $20,836,000, respectively. As the Partnership had net income for financial reporting and Federal income tax purposes for the years ended December 31, 1994 and 1993, an allocation of Profits to the General Partner and Associate Limited Partners in accordance with Section 4.2F of the Partnership Agreement was not required for these years. In future periods in which the Partnership incurs a loss, the General Partner and Associate Limited Partners may be allocated Profits pursuant to Section 4.2F equivalent to the amount of loss (as adjusted for such allocation of Profits), if any, allocable to them for financial reporting and Federal income tax purposes.

     For the years ended December 31, 1994 and 1993, the Partnership had net income for financial reporting and Federal income tax purposes, however, no cash distributions were made during 1993. In accordance with
Section 4.2A of the Partnership Agreement, the amount of net income allocated, collectively, to the General and Associated Limited Partners for financial reporting and tax purposes for the year ended December 31, 1994 was approximately $589,000 and $149,000, respectively. This allocation was based on 1994 cash distributions made to the Associate Limited Partners and an allocation of 1% of profits to the General Partners in accordance with
Section 4.2A of the Partnership Agreement. In accordance with Section 4.2A of the Partnership Agreement, the amount of net income allocated, collectively, to the General and Associate Limited Partners for tax and financial reporting purposes for the year ended December 31, 1993 was approximately $19,000 and $293,000, respectively.

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


(15)  Management Agreements - Other Than Ventures

     Certain of the Partnership's properties are managed by affiliates of the General Partner or their assignees for fees computed as a percentage of certain receipts of the properties. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets is acting as the property manager of the Partnership's Mizner Place office building as well as the office and retail components of the Partnership's mixed-use center known as Arvida Parkway Center after the sale on the same terms that existed prior to the sale.


(16)  Subsequent Events

     (a) During January 1995, the Partnership remitted each Limited Partner's share of a North Carolina non-resident withholding tax on behalf of each of the Limited Partners. Such payment was deemed a distribution to the Limited Partners for 1995. The total of such payment made on behalf of the Limited Partners was $26,784 (approximately $.07 per Interest). A distribution of $1,488 was paid at that time to the General Partner and Associate Limited Partners, collectively.

     (b) During February 1995, the Partnership paid a distribution of $5,421,680 to the Limited Partners ($13.42 per Interest) and $301,201 to the General Partner and Associate Limited Partners, collectively.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes or disagreements with auditors during 1994.

     On November 30, 1993, the General Partner of the Partnership approved the engagement of Ernst & Young LLP as the Partnership's independent auditors for the fiscal year ending December 31, 1993 to replace the firm of Price Waterhouse who were dismissed as auditors of the Partnership effective November 30, 1993. The reports of Price Waterhouse on the Partnership's consolidated financial statements for the years ended December 31, 1992 and 1991 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the audits of the Partnership's financial statements for the above-mentioned years and in the subsequent interim period, there were no disagreements with Price Waterhouse on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Price Waterhouse would have caused Price Waterhouse to make reference to the matter in their report. The change in accountants was previously reported in the Partnership's Report on Form 8-K dated December 8, 1993, which is incorporated by reference as Exhibit 99.2 to this report, describing the change in the Partnership's independent auditors.



                              PART III


ITEM 10.  DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The General Partner of the Partnership is Arvida/JMB Managers, Inc., a Delaware corporation, all of whose outstanding shares of stock are owned by JMB Service Bureau, Inc., an Illinois corporation, 76% of the outstanding shares of which are owned by JMB Realty Corporation ("JMB"), a Delaware corporation, and the remaining 24% of which are owned by 900 Partners Investments, an Illinois general partnership whose partners include certain officers and directors of JMB and its affiliates. Arvida/JMB Managers, Inc. was substituted as general partner of the Partnership as a result of a merger on March 30, 1990 of an affiliated corporation that was the then general partner of the Partnership into Arvida/JMB Managers, Inc., which, as the surviving corporation of such merger, continues as General Partner. All references herein to "General Partner" include Arvida/JMB Managers, Inc. and its predecessor, as appropriate. The General Partner has responsibility for all aspects of the Partnership's operations. Arvida/JMB Associates, an Illinois general partnership, of which certain officers and affiliates of JMB are partners and Arvida/JMB Limited Partnership, an Illinois limited partnership, of which Arvida/JMB Associates is the general partner, are the Associate Limited Partners of the Partnership. Various relationships of the Partnership to the General Partner and its affiliates are described under the caption "Conflicts of Interest" at pages 21-24 of the Prospectus, which description is hereby incorporated herein by reference to Exhibit 99.1 to this report.

     The director, executive officers and certain other officers of the General Partner of the Partnership are as follows:

                                                         SERVED IN
  NAME                      OFFICE                       OFFICE SINCE
  ----                      ------                       ------------

  Judd D. Malkin            Chairman                     04/08/87
  Neil G. Bluhm             President                    04/08/87
  Ernest M. Miller, Jr.     Vice President               04/09/87
  H. Rigel Barber           Vice President               04/08/87
  Ira J. Schulman           Vice President               04/09/87
  Gailen J. Hull            Vice President               04/09/87
  Howard Kogen              Vice President
                            and Treasurer                04/08/87
  Gary Nickele              Vice President,
                            General Counsel              04/08/87
                            and Director                 12/18/90
  James D. Motta            Vice President               04/09/87
  John Grab                 Vice President               04/09/87

     There is no family relationship among any of the foregoing director or officers. The foregoing director has been elected to serve a one-year term until the annual meeting of the General Partner to be held on August 8, 1995. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the General Partner to be held on August 8, 1995. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which any director or officer was selected as such.

     The foregoing director and certain of the officers are also officers and/or directors of various affiliated companies, including JMB, which is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-VIII ("JMB Income-VIII"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd.-XIII ("JMB-XIII"). Most of the foregoing director and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")) and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). The director and most of such officers are also partners, directly or indirectly, of certain partnerships (the "Associate Partnerships") which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB-VII, JMB Income-VIII, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG. The foregoing director and officers are partners, indirectly through other partnerships, of one of the Associate Limited Partners of the Partnership and of the Associate Limited Partner of Arvida-II.

     The business experience during the past five years of the director and such officers of the Corporate General Partner of the Partnership includes the following:

     Judd D. Malkin (age 57) is Chairman of the Board of JMB, an officer and/or director of various JMB affiliates and a partner, directly or indirectly, of the Associate Partnerships. He is also an individual general partner of JMB Income Properties-IV and JMB Income Properties-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers, and a director of Catellus Development Corporation, a major diversified real estate development company. He is a Certified Public Accountant.

     Neil G. Bluhm (age 57) is President and a director of JMB and an officer and/or director of various JMB affiliates and a partner, directly or indirectly, of the Associate Partnerships. He is also an individual general partner of JMB Income Properties-IV and JMB Income Properties-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Ernest M. Miller, Jr. (age 52) has been President and Chief Executive Officer of Arvida since February 1989. Mr. Miller will resign as President and Chief Executive Officer of Arvida effective March 31, 1995. Commencing April 1, 1995, Mr. Miller will serve as Chairman of Arvida through December 31, 1995.

     H. Rigel Barber (age 45) is Chief Executive Officer and Executive Vice President of JMB, an officer of various JMB affiliates and a partner, directly or indirectly, of various Associate Partnerships. Mr. Barber has been associated with JMB since March, 1982. He received a J.D. Degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Ira J. Schulman (age 43) is Executive Vice President of JMB, an officer of various JMB affiliates and a partner, directly or indirectly, of various Associate Partnerships. He holds a Masters Degree in Business Administration from the University of Pittsburgh.

     Gailen J. Hull (age 46) is a Senior Vice President of JMB, an officer of various JMB affiliates and a partner, directly or indirectly, of various Associate Partnerships. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 59) is Senior Vice President and Treasurer of JMB, an officer of various JMB affiliates and a partner, directly or indirectly, of various Associate Partnerships. Mr. Kogen has been associated with JMB since March, 1973. He is a Certified Public Accountant.

    Gary Nickele (age 42) is Executive Vice President, Secretary and General Counsel of JMB, an officer of various JMB affiliates and a partner, directly or indirectly, of various Associate Partnerships. Mr. Nickele has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     James D. Motta (age 38) is Executive Vice President and Chief Operating Officer of Arvida. Prior thereto, he was President-Community Development Division of Arvida (August, 1993 - April, 1994), President-Southeast Division of Arvida (July, 1992 to July, 1993) and President-South Florida Division of Arvida (January, 1989 to July, 1992). Effective April 1, 1995, Mr. Motta will become President and Chief Executive Officer of Arvida.

     John R. Grab (age 38) is Vice President and General Manager - Club/Hotel Operations of Arvida. Prior thereto, he was Vice President and Project General Manager - Weston Hills of Arvida (October 1990 to October
1993) and Vice President and Project General Manager - Jacksonville Golf & Country Club of Arvida (June 1988 to October 1990). He is a Certified Public Accountant. He received his B.S. in Accounting from St. Leo College.



ITEM 11.  EXECUTIVE COMPENSATION

     The officers and the director of the General Partner receive no current or proposed direct remuneration in such capacities from the Partnership. The General Partner and the Associate Limited Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses as described under the caption "Cash Distributions and Allocations of Profit and Losses" at pages 61 to 64 of the Prospectus and at pages A-9 to A-16 of the Partnership Agreement, which descriptions are incorporated herein by reference to Exhibit 99.1, to this report. Reference is also made to Notes 1 and 14 for a description of such distributions and allocations. The General Partner and the Associate Limited Partners, collectively, received a cash distribution in 1994 of $142,523. Under certain circumstances they will be entitled to approximately $936,000 which has been deferred through December 31, 1994. Such payment is subject to certain restrictions contained in the Partnership Agreement and the Partnership's credit facility. Pursuant to the Partnership Agreement, the General Partner and Associate Limited Partners were allocated profits for tax purposes for 1994 of approximately $149,000. Reference is made to Note 14 for further discussion of this allocation.

     The Partnership is permitted to engage in various transactions involving the General Partner and its affiliates, as described under the captions "Management of the Partnership" at pages 56 to 59, "Conflicts of Interest" at pages 21-24 of the Prospectus and "Rights, Powers and Duties of the General Partner" at pages A-16 to A-28 of the Partnership Agreement, which descriptions are hereby incorporated herein by reference to Exhibit
99.1 to this report. The relationships of the General Partner (and its director and executive officers and certain other officers) and its affiliates to the Partnership are set forth above in Item 10.

     Arvida is reimbursed fully for all of its out-of-pocket expenditures (including salary and salary-related expenses) incurred while supervising the development and management of the Partnership's properties and other operations, subject to the limitation that such reimbursement may not exceed 5% of the aggregate gross revenues from the business of the Partnership. In 1994, such expenses were approximately $6,802,300, of which approximately $52,800 was unpaid as of December 31, 1994.

     The Partnership and Arvida/JMB Partners, L.P.-II (a publicly-held limited partnership affiliated with the General Partner) each employ project related and administrative personnel who perform services on behalf of both partnerships. In addition, certain out-of-pocket expenditures related to such services and other general and administrative expenses, including certain insurance premiums, are incurred and allocated to each partnership as appropriate. The Partnership receives reimbursements from or reimburses Arvida/JMB Partners, L.P.-II for such costs (including salary and salary-related expenses). The Partnership was entitled to receive approximately $1,338,900 from Arvida/JMB Partners, L.P.-II for such costs and services incurred in 1994, approximately $120,800 of which was outstanding as of December 31, 1994. In addition, the Partnership was obligated to reimburse Arvida/JMB Partners, L.P.-II approximately $537,700 for the year ended December 31, 1994, of which approximately $72,000 was unpaid at December 31, 1994.

     The Partnership periodically incurs salary and salary-related costs on behalf of an affiliate of the General Partner of the Partnership. The Partnership was entitled to receive approximately $118,000 for such costs for the year ended December 31, 1994, all of which was outstanding as of December 31, 1994.

     JMB Insurance Agency, Inc., an affiliate of the General Partner, earned and received insurance brokerage commissions in 1994 of approximately $299,000 in connection with providing insurance coverage for certain of the properties of the Partnership, all of which were paid as of December 31, 1994. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partner of the Partnership or its affiliates are entitled to property management fees and may be reimbursed for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and the acquisition, development, ownership, supervision, and operation of the Partnership assets. In 1994, the General Partner of the Partnership or its affiliates were due reimbursement for such direct or out-of-pocket expenses and property management fees in the amount of approximately $163,000, all of which was paid as of December 31, 1994. Additionally, the General Partner and its affiliates are entitled to reimbursements for legal and accounting services. Such costs for 1994 were approximately $128,600, of which $58,200 was paid as of December 31, 1994.

     The Partnership was also entitled to receive reimbursements from affiliates of the General Partner for certain general and administrative expenses including, and without limitation, salary and salary-related expenses relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. The Partnership was owed approximately $505,300 for such costs and services incurred in 1994, approximately $476,300 of which was received as of December 31, 1994.

     Amounts payable by the Partnership to the General Partner and its affiliates do not bear interest.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     (a) No person or group is known by the Partnership to own bene-ficially more than 5% of the outstanding Interests of the Partnership.

     (b) The General Partner and its officers and director own the following Interests of the Partnership:

                    NAME OF            AMOUNT AND NATURE
                    BENEFICIAL         OF BENEFICIAL       PERCENT
TITLE OF CLASS      OWNER              OWNERSHIP           OF CLASS
--------------      ----------         -----------------   --------

Limited Partnership General Partner    10 Interests        Less
Interests           and its officers                       than 1%
                    and director as
                    a group

---------------

     No officer or director of the General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     All of the outstanding shares of the General Partner of the Partnership are owned by an affiliate of its officers and director as set forth above in Item 10.


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

                  4.2 Security Agreement dated as of October 7, 1992 made by Arvida/JMB Partners, L.P., Arvida/JMB Partners, Southeast Florida Holdings, Inc., Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership and Weston Hills Country Club Limited Partnership (as "grantors") in favor of Chemical Bank and Nationsbank of Florida, N.A. (as "lenders") is herein incorporated by reference to Exhibit No. 4.5 to the Partnership's Report on Form 10Q (File number 0-16976) dated November 11, 1992.

                  4.3 Pledge Agreement dated as of October 7, 1992 among Arvida/JMB Partners, L.P., Arvida/JMB Partners, Southeast Florida Holdings, Inc., Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership and Weston Hills Country Club Limited Partnership (as "pledgors") and Chemical Bank and Nationsbank of Florida, N.A. (as "lenders") is herein incorporated by reference to Exhibit No. 4.6 to the Partnership's Report on Form 10Q (File number 0-16976) dated November 11, 1992.

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

                  4.7. $24,000,000 Consolidated Revolving Promissory Note dated January 14, 1994 by and between Arvida Grand Bay Limited Partnership-I, Arvida Grand Bay Limited Partnership-II, Arvida Grand Bay Limited Partnership-III, Arvida Grand Bay Limited Partnership-IV, Arvida Grand Bay Limited Partnership-V and Arvida Grand Bay Limited Partnership-VI and Barnett Bank of Broward County, N.A. ***

                  4.8. Amended and Restated Mortgage and Security Agreement dated January 14, 1994 by and between Arvida Grand Bay Limited Partnership-I, Arvida Grand Bay Limited Partnership-II, Arvida Grand Bay Limited Partnership-III, Arvida Grand Bay Limited Partnership-IV, Arvida Grand Bay Limited Partnership-V, Arvida Grand Bay Limited Partnership-VI and Arvida Grand Bay Properties, Inc. and Barnett Bank of Broward County, N.A. ***

                  4.9. Construction Loan Agreement dated January 14, 1994 by and between Arvida Grand Bay Limited Partnership-I and Arvida Grand Bay Properties, Inc. and Barnett Bank of Broward County, N.A. ***

                  4.10. Second Amended and Restated Credit Agreement dated November 29, 1994, among Arvida/JMB Partners, L.P., Arvida/JMB Partners, Southeast Florida Holdings, Inc., Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership, Weston Hills Country Club Limited Partnership and Chemical Bank and Nationsbank of Florida, N.A. is filed herewith.

                  4.11.   Affirmation and Amendment of Security
Documents dated November 29, 1994, among Arvida/JMB Partners, Arvida/JMB Partners, L.P., Southeast Florida Holdings, Inc., Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership, Weston Hills Country Club Limited Partnership and Chemical Bank is filed herewith.

                  4.12.   Modification of Mortgage and Security
Agreement and Other loan Documents dated November 29, 1994, among
Arvida/JMB Partners, Weston Hills Country Club Limited Partnership and Chemical Bank is filed herewith.

                  4.13. Modification of First Mortgage and Security Agreement and Other Loan Documents dated November 29, 1994, among
Arvida/JMB Partners, Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership and Chemical Bank is filed herewith.

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

                  21.     Subsidiaries of the Registrant.

                  99.1.   Pages 21-24, 56-59, 61-64, A-9 to A-28, A-31
to A-33, and B-2 of the Partnership's Prospectus dated September 16, 1987 are filed herewith.

                  99.2. A copy of Registrant's Form 8-K report (File No. 0-16976) dated December 6, 1993 is filed herewith.

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

                  *** Previously filed with the Securities and Exchange Commission as Exhibits 4.7, 4.8 and 4.9, respectively, to the Partnership's Form 10-K Report (File No. 0-16976) filed on March 24, 1994 and hereby incorporated herein by reference.

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

     No annual report or proxy material for the fiscal year 1994 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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


                        ARVIDA/JMB PARTNERS, L.P.

                        BY:    Arvida/JMB Managers, Inc.
                               (The General Partner)


                               GAILEN J. HULL
                        By:    Gailen J. Hull
                               Vice President
                        Date:  March 27, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        BY:    Arvida/JMB Managers, Inc.
                               (The General Partner)



                               NEIL G. BLUHM
                        By:    Neil G. Bluhm, President
                               (Principal Executive Officer)
                        Date:  March 27, 1995



                               JUDD D. MALKIN
                        By:    Judd D. Malkin, Chairman
                               (Principal Financial Officer)
                        Date:  March 27, 1995



                               GARY NICKELE
                        By:    Gary Nickele, Vice President,
                               General Counsel and Director
                        Date:  March 27, 1995



                               GAILEN J. HULL
                        By:    Gailen J. Hull, Vice President
                               (Principal Accounting Officer)
                        Date:  March 27, 1995

                                                           ARVIDA/JMB PARTNERS, L.P.

                                                          EXHIBIT INDEX


                                                                                  DOCUMENT
                                                                                 INCORPORATED       SEQUENTIALLY
EXHIBIT NO.      EXHIBIT                                                         BY REFERENCE       NUMBERED PAGE
-----------      -------                                                         ------------       -------------
  3.**           Amended and Restated Agree-
                 ment of Limited Partnership
                 of the Partnership.                                                  Yes

4.0.**           Assignment Agreement by and
                 among the General Partner, the
                 Initial Limited Partner and the
                 Partnership                                                          Yes

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

4.2.             Security Agreement dated as of October 7,
                 1992 made by Arvida/JMB Partners, L.P.,
                 Arvida/JMB Partners, Southeast Florida Holdings,
                 Inc., Center Office Partners, Center Retail
                 Partners, Center Hotel Limited Partnership and
                 Weston Hills Country Club Limited Partnership
                 (as "grantors") in favor of Chemical Bank and
                                                                                  DOCUMENT
                                                                                 INCORPORATED       SEQUENTIALLY
EXHIBIT NO.      EXHIBIT                                                         BY REFERENCE       NUMBERED PAGE
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

 4.7.            $24,000,000 Consolidated Revolving Promissory Note
                 dated January 14, 1994 by and between Arvida Grand
                 Bay Limited Partnership-I, Arvida Grand Bay Limited
                 Partnership-II, Arvida Grand Bay Limited Partner-
                 ship-III, Arvida Grand Bay Limited Partnership-IV,
                 Arvida Grand Bay Limited Partnership-V and Arvida
                 Grand Bay Limited Partnership-VI and Barnett
                 Bank of Broward County, N.A. ***                                     Yes
                                                                                  DOCUMENT
                                                                                 INCORPORATED       SEQUENTIALLY
EXHIBIT NO.      EXHIBIT                                                         BY REFERENCE       NUMBERED PAGE
-----------      -------                                                         ------------       -------------

 4.8.            Amended and Restated Mortgage and Security Agreement
                 dated January 14, 1994 by and between Arvida Grand Bay
                 Limited Partnership-I, Arvida Grand Bay Limited Partner-
                 ship-II, Arvida Grand Bay Limited Partnership-III,
                 Arvida Grand Bay Limited Partnership-IV, Arvida Grand
                 Bay Limited Partnership-V, Arvida Grand Bay Limited
                 Partnership-VI and Arvida Grand Bay Properties, Inc.
                 and Barnett Bank of Broward County, N.A. ***                         Yes

 4.9.            Construction Loan Agreement dated January 14, 1994 by
                 and between Arvida Grand Bay Limited Partnership-I and
                 Arvida Grand Bay Properties, Inc. and Barnett Bank of
                 Broward County, N.A. ***                                             Yes

4.10.            Second Amended and Restated Credit Agreement dated
                 November 29, 1994, among Arvida/JMB Partners, L.P.,
                 Arvida/JMB Partners, Southeast Florida Holdings, Inc.,
                 Center Office Partners, Center Retail Partners, Center
                 Hotel Limited Partnership, Weston Hills Country Club
                 Limited Partnership and Chemical Bank and Nationsbank
                 of Florida, N.A. is filed herewith.                                  Yes

4.11.            Affirmation and Amendment of Security Documents dated
                 November 29, 1994, among Arvida/JMB Partners,
                 Arvida/JMB Partners, L.P., Southeast Florida Holdings,
                 Inc., Center Office Partners, Center Retail Partners,
                 Center Hotel Limited Partnership, Weston Hills Country
                 Club Limited Partnership and Chemical Bank is filed herewith.        Yes

4.12.            Modification of Mortgage and Security Agreement and
                 Other loan Documents dated November 29, 1994, among
                 Arvida/JMB Partners, Weston Hills Country Club Limited
                 Partnership and Chemical Bank is filed herewith.                     Yes

4.13.            Modification of First Mortgage and Security Agreement
                 and Other Loan Documents dated November 29, 1994,
                 among Arvida/JMB Partners, Center Office Partners,
                 Center Retail Partners, Center Hotel Limited
                 Partnership and Chemical Bank is filed herewith.                     Yes

10.1.            Agreement between the Partnership and
                 The Walt Disney Company dated January 29, 1987,
                 is hereby incorporated by reference to
                 Exhibit 10.2 to the Partnership's Registration
                 Statement on Form S-1 (File No. 33-14091) under
                 the Securities Act of 1933 filed on May 7, 1987                      Yes

                                                                                  DOCUMENT
                                                                                 INCORPORATED       SEQUENTIALLY
EXHIBIT NO.      EXHIBIT                                                         BY REFERENCE       NUMBERED PAGE
-----------      -------                                                         ------------       -------------

10.2.            Management, Advisory and
                 Supervisory Agreement.                                               Yes

10.3.            Letter Agreement, dated as of
                 September 10, 1987, between the
                 Partnership and The Walt Disney
                 Company, together with exhibits
                 and related documents.*                                              Yes

10.4.            Joint Venture Agreement
                 dated as of September 10, 1987,
                 of Arvida/JMB Partners, a
                 Florida general partnership.*                                        Yes

21.              Subsidiaries of the Registrant                                       No

99.1.            Pages 21-24, 56-59, 61-64 and
                 A-9 to A-28, A-31 to A-33, and B-2 of
                 the Partnership's Prospectus
                 dated September 16, 1987 filed
                 pursuant to Rules 424(b) and
                 424(c) are filed herewith.                                           No

99.2.            A copy of Registrant's Form 8-K report
                 (File No. 0-16976) dated December 6,
                 1993 is filed herewith.                                              No
---------------

   * Previously filed as Exhibits 10.3 and 10.4, respectively, to the Partnership's Registration Statement (as amended) on Form S-1 (File No. 33-14091) to the Securities Exchange Act of 1933 and incorporated herein by reference.

   ** Previously filed as Exhibits 3.0 and 4.1, respectively, to the Partnership's Form 10-K Report (File No. 0-16976) filed on March 27, 1990 and incorporated by reference.

   *** Previously filed as Exhibits 4.7, 4.8 and 4.9, respectively to the Partnership's Form 10-K Report (File No. 0-16976) filed on March 25, 1994 and incorporated by reference.
