Form 10-Q
period 1995-03-31
ARVIDA JMB PARTNERS L P
filed 1995-05-15
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C.   20549



                                 FORM 10-Q



                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended March 31, 1995             Commission file #0-16976




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

                             TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements. . . . . . . . . . . . . . . . .    31


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations. . . . . . . . . . . . . . . . . . . . . .    25




PART II    OTHER INFORMATION


Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . .    31

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . .    34

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                             ARVIDA/JMB PARTNERS, L.P.
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                            CONSOLIDATED BALANCE SHEETS

                                       MARCH 31, 1995 AND DECEMBER 31, 1994

                                                    (UNAUDITED)

                                                      ASSETS
                                                      ------

                                                                                   MARCH 31,      DECEMBER 31,
                                                                                     1995            1994
                                                                                 ------------     -----------
Cash and cash equivalents (note 3) . . . . . . . . . . . . . . . . . . . .       $  3,323,666      22,024,390
Restricted cash (note 3) . . . . . . . . . . . . . . . . . . . . . . . . .         14,033,471      14,232,540
Trade and other accounts receivable (net of allowance for doubtful accounts of $239,615 at March 31, 1995 and $229,542 at
  December 31, 1994) . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,279,864      18,209,957
Mortgages receivable, net. . . . . . . . . . . . . . . . . . . . . . . . .          1,010,451       1,094,223
Real estate inventories (note 2) . . . . . . . . . . . . . . . . . . . . .        218,221,596     207,874,438
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . .         70,437,104      69,114,559
Investments in and advances to joint ventures, net . . . . . . . . . . . .         24,352,151      23,178,951
Equity memberships . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,257,479      10,536,864
Amounts due from affiliates (note 6) . . . . . . . . . . . . . . . . . . .            675,151         524,556
Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . .          9,714,514       9,581,234
                                                                                 ------------    ------------

          Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .       $362,305,447     376,371,712
                                                                                 ============    ============
                                             ARVIDA/JMB PARTNERS, L.P.
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                      CONSOLIDATED BALANCE SHEETS (CONTINUED)

(UNAUDITED)

                               LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                               -----------------------------------------------------

                                                                                   MARCH 31,      DECEMBER 31,
                                                                                     1995            1994
                                                                                 ------------     -----------
Liabilities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  4,027,108           --
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .         19,386,135      24,142,890
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         27,345,516      27,082,766
  Accrued expenses and other liabilities . . . . . . . . . . . . . . . . .         13,859,148      13,418,777
  Notes and mortgages payable, net (note 4). . . . . . . . . . . . . . . .         92,679,077     115,147,525
                                                                                 ------------    ------------
  Commitments and contingencies (notes 1, 4, 5, 6, 7 and 8)

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .        157,296,984     179,791,958
                                                                                 ------------    ------------


Partners' capital accounts:
  General Partner and Associate Limited Partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . .             20,000          20,000
    Cumulative net income. . . . . . . . . . . . . . . . . . . . . . . . .         34,718,155      34,328,454
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .        (33,912,035)    (33,609,346)
                                                                                 ------------    ------------
                                                                                      826,120         739,108
                                                                                 ------------    ------------
  Limited Partners:
    Capital contributions, net of offering costs . . . . . . . . . . . . .        364,841,815     364,841,815
    Cumulative net loss. . . . . . . . . . . . . . . . . . . . . . . . . .        (18,564,700)    (32,354,861)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .       (142,094,772)   (136,646,308)
                                                                                 ------------    ------------
                                                                                  204,182,343     195,840,646
                                                                                 ------------    ------------
          Total partners' capital accounts . . . . . . . . . . . . . . . .        205,008,463     196,579,754
                                                                                 ------------    ------------

          Total liabilities and partners' capital. . . . . . . . . . . . .       $362,305,447     376,371,712
                                                                                 ============    ============

                                    The accompanying notes are an integral part of these consolidated financial statements.

                                             ARVIDA/JMB PARTNERS, L.P.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                    THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                    (UNAUDITED)

                                                                                      1995              1994
                                                                                  ------------      -----------
Revenues:
  Housing. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $44,609,088       31,907,079
  Homesites. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,196,416       12,096,734
  Land and property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12,069,241        2,438,398
  Operating properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,405,185        7,512,475
  Brokerage and other operations . . . . . . . . . . . . . . . . . . . . . . . .     6,784,117        6,786,435
                                                                                   -----------       ----------
        Total revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    76,064,047       60,741,121
                                                                                   -----------       ----------
Cost of revenues:
  Housing. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    35,640,076       24,986,943
  Homesites. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,662,548        6,138,056
  Land and property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,166,661        1,570,393
  Operating properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,303,944        6,640,339
  Brokerage and other operations . . . . . . . . . . . . . . . . . . . . . . . .     6,918,800        5,948,063
                                                                                   -----------       ----------
        Total cost of revenues . . . . . . . . . . . . . . . . . . . . . . . . .    56,692,029       45,283,794
                                                                                   -----------       ----------
Gross operating profit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19,372,018       15,457,327
Selling, general and administrative
  expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (5,461,414)      (4,964,808)
                                                                                   -----------       ----------
        Net operating income . . . . . . . . . . . . . . . . . . . . . . . . . .    13,910,604       10,492,519

                                               ARVIDA/JMB PARTNERS, L.P.
                                 CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)




                                                                                      1995              1994
                                                                                  ------------      -----------

Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       322,243          107,145
Equity in earnings of unconsolidated ventures. . . . . . . . . . . . . . . . . .     1,114,062           53,191
Interest and real estate taxes, net. . . . . . . . . . . . . . . . . . . . . . .    (1,167,047)      (2,161,856)
                                                                                   -----------       ----------
        Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $14,179,862        8,490,999
                                                                                   ===========       ==========

        Net income per Limited
          Partnership Interest . . . . . . . . . . . . . . . . . . . . . . . . .   $     34.13            20.52
                                                                                   ===========       ==========

        Cash distributions per Limited
          Partnership Interest . . . . . . . . . . . . . . . . . . . . . . . . .   $     13.49             6.35
                                                                                   ===========       ==========






                                               2





              The accompanying notes are an integral part of these consolidated financial statements.

                                             ARVIDA/JMB PARTNERS, L.P.
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                    (UNAUDITED)

                                                                                      1995              1994
                                                                                  ------------      -----------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 14,179,862        8,490,999
Charges (credits) to net income not requiring (providing) cash:
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . .     1,322,243        1,430,840
  Equity in (earnings) losses of unconsolidated ventures . . . . . . . . . . . .    (1,114,062)         (53,191)
  Provision for doubtful accounts. . . . . . . . . . . . . . . . . . . . . . . .        11,519            --
  Loss on sale of property and equipment . . . . . . . . . . . . . . . . . . . .        11,809           32,968
Changes in:
  Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       199,069         (779,067)
  Trade and other accounts receivable. . . . . . . . . . . . . . . . . . . . . .     7,918,572        3,591,786
  Real estate inventories:
    Additions to real estate inventories . . . . . . . . . . . . . . . . . . . .   (49,376,902)     (40,990,850)
    Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    42,469,285       32,695,392
    Capitalized interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,364,382)      (1,970,221)
    Capitalized real estate taxes. . . . . . . . . . . . . . . . . . . . . . . .    (1,075,159)        (925,811)
  Equity memberships . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       567,016        1,001,364
  Amounts due from affiliates. . . . . . . . . . . . . . . . . . . . . . . . . .      (150,595)         (42,410)
  Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . . . .      (189,752)        (447,058)
  Accounts payable, accrued expenses and other liabilities . . . . . . . . . . .    (4,642,030)       3,101,635
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       262,750          675,794
                                                                                  ------------      -----------
          Net cash provided by operating activities. . . . . . . . . . . . . . .     8,029,245        5,812,170
                                                                                  ------------      -----------

                                             ARVIDA/JMB PARTNERS, L.P.
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                                      1995              1994
                                                                                  ------------      -----------
Cash flows from investing activities:
  Mortgages receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        83,772          649,339
  Acquisitions of property and equipment . . . . . . . . . . . . . . . . . . . .    (2,600,125)      (1,459,912)
  Proceeds from disposals of property and equipment. . . . . . . . . . . . . . .         --               2,074
  Joint venture distributions (contributions), net . . . . . . . . . . . . . . .        91,730          272,473
  Payments from (advances to) joint ventures . . . . . . . . . . . . . . . . . .      (112,853)         175,862
                                                                                  ------------      -----------
          Net cash used in investing activities. . . . . . . . . . . . . . . . .    (2,537,476)        (360,164)
                                                                                  ------------      -----------
Cash flows from financing activities:
  Proceeds from notes and mortgages payable. . . . . . . . . . . . . . . . . . .    14,610,072        2,591,957
  Payments of notes and mortgages payable. . . . . . . . . . . . . . . . . . . .   (37,078,520)     (16,632,642)
  Distributions to General Partner and Associate Limited Partners. . . . . . . .      (302,689)        (142,523)
  Distributions to Limited Partners. . . . . . . . . . . . . . . . . . . . . . .    (5,448,464)      (2,565,433)
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,027,108            --
                                                                                  ------------      -----------
          Net cash used in financing activities. . . . . . . . . . . . . . . . .   (24,192,493)     (16,748,641)
                                                                                  ------------      -----------
Decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .   (18,700,724)     (11,296,635)
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . . .    22,024,390       18,906,679
                                                                                  ------------      -----------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . . .  $  3,323,666        7,610,044
                                                                                  ============      ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest, net of amounts capitalized. . . . .  $      --           1,451,118
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

                         ARVIDA/JMB PARTNERS, L.P.
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 1995 AND 1994

                                (UNAUDITED)


     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1994, which are included in the Partnership's 1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


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

     Real Estate Inventories and Cost of Real Estate Revenues

     Real estate inventories are carried at cost, including capitalized interest and property taxes, but not in excess of the net realizable value determined by the evaluation of individual projects. Management's evaluation of net realizable value is based on each project's estimated selling price in the ordinary course of business less estimated costs of completion, holding and disposal. These estimates are reviewed periodically and compared to each project's recorded book value. Adjustments to book value, as they become necessary, are reported in the period in which they become known. The total cost of land, land development and common costs are apportioned among the projects on the relative sales value method. Costs pertaining to the Partnership's housing, homesites and land and property revenues reflect the cost of the acquired assets as well as development costs, construction costs, capitalized interest, capitalized real estate taxes and capitalized overheads. Certain marketing costs relating to housing projects, including exhibits and displays, and certain planning and other pre-development activities, excluding normal period expenses, are capitalized and charged to housing cost of revenues as related units are closed. A warranty reserve is provided as residential units are closed. This reserve is reduced by the cost of subsequent work performed.

                         ARVIDA/JMB PARTNERS, L.P.
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Capitalized Interest and Real Estate Taxes

     Interest and real estate taxes incurred are capitalized to qualifying assets, principally real estate inventories. Such capitalized interest and real estate taxes are charged to cost of revenues as sales of real estate inventories are recognized. Interest, including the amortization of loan fees, of approximately $2,372,800 and $2,835,600 was incurred for the three months ended March 31, 1995 and 1994, respectively, of which approximately $2,364,400 and $1,970,200 was capitalized, respectively. Interest payments, including amounts capitalized, of approximately $2,328,700 and $3,421,300 were made during the three months ended March 31, 1995 and 1994, respectively.

     Real estate taxes of $2,233,800 and $2,222,300 were incurred for the three months ended March 31, 1995 and 1994, respectively, of which approximately $1,075,200 and $925,800 were capitalized, respectively. Real estate tax payments of approximately $96,700 and $79,700 were made during the three months ended March 31, 1995 and 1994, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and operating properties as these taxes are included in cost of revenues for operating properties.

     Property and Equipment and Other Assets

     Property and equipment are carried at cost less accumulated depreciation and are depreciated on the straight-line method over the estimated useful lives of the assets, which range from two to 40 years. Provisions for value impairment are recorded with respect to such assets whenever the estimated future cash flows from operations and projected sales proceeds are less than the net carrying value. Expenditures for maintenance and repairs are charged to expense as incurred. Costs of major renewals and improvements which extend useful lives are capitalized. Other assets are amortized on the straight-line method over the useful lives of the assets which range from one to five years. Depreciation expense of approximately $1,265,800 and $1,244,000 was incurred for the three months ended March 31, 1995 and 1994, respectively. Amortization of other assets, excluding loan fees, of approximately $56,500 was incurred for each of the three months ended March 31, 1995 and 1994. Amortization of loan fees, which is included in interest expense, of approximately $129,400 and $131,900 was incurred for the three months ended March 31, 1995 and 1994, respectively.

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

                                1995                      1994
                     -----------------------   -------------------------
                     GAAP BASIS    TAX BASIS   GAAP BASIS    TAX BASIS
                     ----------    ---------   ----------    ---------

Net income . . . . .$14,179,862   12,083,283    8,490,999    9,767,077
Net income per
 Limited
 Partnership
 Interest. . . . . .$     34.13        29.00        20.52        23.64
Cash distribu-
 tions per
 Limited
 Partnership
 Interest. . . . . .$     13.49        13.49         6.35         6.35
                    ===========   ==========    =========    =========

     Reference is made to note 9 for further discussion of the allocation of profits and losses to the General Partner, Associate Limited Partners and Limited Partners.

                         ARVIDA/JMB PARTNERS, L.P.
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     In February 1995, the Partnership made a distribution for 1994 of $5,421,680 to its Limited Partners ($13.42 per Interest) and $301,201 to the General Partner and Associate Limited Partners, collectively. In addition, during the first quarter of 1995, the Partnership remitted each Limited Partner's share of a North Carolina non-resident withholding tax on behalf of each of the Limited Partners. Such payment, which totalled $26,784 ($.07 per Interest), was deemed a distribution to the Limited Partners. A distribution of $1,488 was also paid at that time to the General Partner and Associate Limited Partners, collectively, a portion of which was also remitted to the state tax authorities on their behalf.

    The net income per Limited Partnership Interest is based upon the average number of Limited Partnership Interests outstanding during each period.

     Income Taxes

     No provision for Federal or state income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable state law to remit directly to the state tax authorities amounts representing withholding on applicable taxable income allocated to partners. In such regard, the cash distribution per Limited Partnership Interest made during the three months ended March 31, 1995 includes $.07 which represents each Limited Partner's share of a North Carolina non-resident withholding tax which was paid directly to the state tax authorities on behalf of the Limited Partners.


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

                         ARVIDA/JMB PARTNERS, L.P.
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     For a discussion of a lawsuit initiated by the General Partner, on behalf of the Partnership, against The Walt Disney Company ("Disney"), which arose out of the Partnership's acquisition of substantially all of the real estate and other assets of Arvida Corporation, a subsidiary of Disney, in September 1987, reference is made to Note 2 of Notes to Consolidated Financial Statements of the Partnership's report for December 31, 1994 on Form 10-K (File No. 0-16976) filed on March 27, 1995.


(3)  CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     At March 31, 1995 and December 31, 1994, cash and cash equivalents primarily consisted of U.S. Government obligations with original maturities of three months or less, money market demand accounts and repurchase agreements, the costs of which approximate market value. Cash and cash equivalents include treasury bills being held to maturity with original maturity dates of three months or less of approximately $1,745,700 and $1,777,000 at March 31, 1995 and December 31, 1994, respectively. The decrease in cash and cash equivalents at March 31, 1995 as compared to December 31, 1994 is due primarily to debt service payments as well as distributions to partners made in February 1995. Included in restricted cash are amounts restricted under various escrow agreements. Credit risk associated with cash, cash equivalents and restricted cash is considered low due to the quality of the financial institutions in which these assets are held.


(4)  NOTES AND MORTGAGES PAYABLE

     At March 31, 1995, the Partnership's credit facility consists of a term loan in the original amount of $85,252,250, a revolving line of credit facility up to $20 million, an income property term loan in the original amount of $18,233,326 and a $15 million letter of credit facility. The term loan, the revolving line of credit and the letter of credit facility are secured by recorded mortgages on all otherwise unencumbered real property assets of the Partnership, as well an assignment of all mortgages receivable, equity memberships, certain joint venture interests or joint venture proceeds and cash balances (with the exception of deposits held in escrow). The income property term loan is secured by the recorded first mortgages on a mixed-use center and an office building in Boca Raton, Florida. All of the notes under the facility are cross-collateralized and cross-defaulted. At March 31, 1995, the term loan, the revolving line of credit and the income property term loan bear interest based, at the Partnership's option, on one of the lenders' prime rate plus 1.25% per annum or the relevant London Inter-Bank Offering Rate (LIBOR) plus 2.50% per annum. For the three month period ended March 31, 1995, the effective interest rate for the combined term loan, income property term loan and revolving line of credit facility was approximately 9.2% per annum.

     Under the term loan agreement, the Partnership made scheduled principal payments of $10 million in March 1994 and February 1995. In addition, the term loan agreement provides for additional principal repayments based upon a specified percentage of available cash flow and upon the sale of certain assets. During the three months ended March 31, 1995, the Partnership made such additional term loan payments totalling approximately $12.6 million. Principal repayments of $5 million, $10 million and $5 million on the term loan are due in July 1995, February 1996 and July 1996, respectively. The remaining balance outstanding is due in July 1997. Under the income property term loan, principal payments of $0.1

                         ARVIDA/JMB PARTNERS, L.P.
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


million are required to be paid monthly until March 1996 when the remaining outstanding principal balance will be due. The revolving line of credit and letter of credit facility mature in December 1995 and July 1995, respectively. At March 31, 1995, all of the term loan proceeds had been borrowed with a remaining balance of $50,812,363. The balances outstanding on the revolving line of credit facility, the income property term loan and the letter of credit facility at March 31, 1995 are $8,000,000, $17,633,326 and $9,497,064, respectively.

     The Partnership has a contract for the sale of its office building located in downtown Boca Raton, Florida known as Mizner Place for approximately $4 million. The sale is expected to close during the second quarter of 1995. The net sales proceeds from such sale will be used to pay down the income property term loan.

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

     Also included in notes and mortgages payable at March 31, 1995 is approximately $6.8 million representing project specific financing for the Partnership's retail property located in its Weston Community, approximately $3.0 million of subordinated debt attributable to the Cullasaja Joint Venture and a $2.0 million note executed in conjunction with the Partnership's repurchase of a land parcel in Weston's Increment III.

     In addition to the above, the Partnership has a $28.9 million revolving construction line of credit for the first two buildings and certain amenities within the Partnership's condominium project on Longboat Key, Florida know as Arvida's Grand Bay. This line of credit bears interest at the lender's prime rate (9% at March 31, 1995) plus 3/4% per annum and matures in January 1996. At March 31, 1995, approximately $1.5 million was outstanding under this note. The Partnership currently anticipates that this amount will be repaid from the proceeds from the sale of condominium units within the first two buildings. The receipt of sales proceeds from units sold within the first building prior to December 31, 1994 which closed during the first quarter of 1995 are the primary cause of the decrease in trade and other accounts receivable at March 31, 1995 as compared to December 31, 1994.

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

                         ARVIDA/JMB PARTNERS, L.P.
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(5)  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

     The Partnership has numerous investments in real estate joint ventures with ownership interests ranging from 20% to 50%. Under certain circumstances, either pursuant to the venture agreement or due to the Partnership's obligations as a general partner, the Partnership may be required to make cash advances or contributions to the ventures. During the three months ended March 31, 1995, the Partnership advanced approximately $159,500 to certain of the joint ventures in which it holds interests. The total of such advances outstanding were approximately $4.2 and $4.1 million at March 31, 1995 and December 31, 1994, respectively, and are included in Investments in and Advances to Joint Ventures in the accompanying Consolidated Balance Sheets. These amounts primarily represent outstanding advances made to the Coto de Caza Joint Venture in previous years. As of May 10, 1995, approximately $86,400 of the advances made to the joint ventures was received by the Partnership. In addition, there are certain risks associated with the Partnership's investments made through joint ventures, including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership.


(6)  TRANSACTIONS WITH AFFILIATES

     The Partnership, subject to certain limitations, may engage affiliates of the General Partner for property management, insurance and certain other administrative services to be performed in connection with the administration of the Partnership and its assets. The total of such costs (consisting primarily of insurance commissions) for the three months ended March 31, 1995 was approximately $55,500 all of which was paid as of March 31, 1995. The total of such costs for the three months ended March 31, 1994 was approximately $27,000. In addition, the General Partner and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Partnership and the operation of the Partnership's properties. Such costs were approximately $128,600 for the year ended December 31, 1994, all of which was paid as of March 31, 1995.

     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the three months ended March 31, 1995, the amount of such costs incurred by the Partnership on behalf of these affiliates totalled approximately $231,000. At March 31, 1995, approximately $218,900 was owed to the Partnership, of which approximately $38,700 was received as of May 10, 1995. For the three month period ended March 31, 1994, the Partnership was entitled to reimbursements of approximately $115,000.

     The Partnership and Arvida/JMB Partners, L.P.-II (a publicly-held limited partnership affiliated with the General Partner) each employ project related and administrative personnel who perform services on behalf of both partnerships. In addition, certain out-of-pocket expenditures related to such services and other general and administrative costs are incurred and charged to each partnership as appropriate. The Partnership receives reimbursements from or reimburses Arvida/JMB Partners, L.P.-II for such costs (including salary and salary-related costs). For the three month periods ended March 31, 1995 and 1994, the Partnership was entitled

                         ARVIDA/JMB PARTNERS, L.P.
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


to receive approximately $379,800 and $483,900, respectively, from Arvida/JMB Partners, L.P.-II. At March 31, 1995, approximately $155,100 was owed to the Partnership, all of which was received as of May 10, 1995. In addition, for the three month periods ended March 31, 1995 and 1994, the Partnership was obligated to reimburse Arvida/JMB Partners, L.P.-II approximately $88,400 and $104,400, respectively. At March 31, 1995, approximately $62,200 was unpaid, all of which was paid as of May 10, 1995.

     Arvida Company ("Arvida"), pursuant to an agreement with the Partnership, provides development, construction, management and other personnel and services to the Partnership for all of its projects and operations. Pursuant to such agreement, the Partnership shall reimburse Arvida for all of its out-of-pocket expenditures (including salary and salary-related costs), subject to certain limitations. The total of such costs for the three month periods ended March 31, 1995 and 1994 were approximately $2,684,000 and $3,118,000, respectively, all of which was paid as of March 31, 1995.

     The Partnership pays for certain general and administrative costs on behalf of its clubs, homeowners associations and maintenance associations. The Partnership receives reimbursements from these entities for such costs.

For the three month period ended March 31, 1995, the Partnership was entitled to receive approximately $124,500 from these entities. At March 31, 1995, approximately $53,900 was owed to the Partnership. As of May 10, 1995, approximately $10,200 had been received. For the three months ended March 31, 1994, the Partnership was entitled to receive approximately $113,000 from these entities.

     The Partnership also funds operating deficits of its equity clubs, as deemed necessary. Such amounts are expensed by the Partnership, but may be reimbursed by these clubs from future cash flow. At March 31, 1995, the Partnership owed approximately $189,600 to one of its clubs for such funding, all of which was paid as of May 10, 1995.

     The Partnership periodically incurs salary and salary-related costs on behalf of an affiliate of the General Partner of the Partnership. The Partnership was entitled to receive approximately $380,600 for such costs for the three months ended March 31, 1995. At March 31, 1995, approximately $499,200 was owed to the Partnership, which includes amounts owed from the previous year, none of which was received as of May 10, 1995.

     In accordance with the Partnership Agreement, the General Partner and Associate Limited Partners have deferred a portion of their distributions of net cash flow from the Partnership totalling approximately $1,208,700. This amount does not bear interest and is expected to be paid in future periods subject to certain restrictions contained in the Partnership's credit facility agreement.

     All amounts receivable or payable to the General Partner or its affiliates do not bear interest and are expected to be paid in future periods.


(7)  COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under standby letters of credit and performance bonds for approximately $9,497,000 and $7,589,000, respectively, at March 31, 1995. At December 31, 1994, the Partnership was contingently liable under standby letters of credit and performance bonds for approximately $10,170,000 and $7,589,000, respectively. In addition,

                         ARVIDA/JMB PARTNERS, L.P.
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


certain joint ventures in which the Partnership holds an interest are also contingently liable under bonds for approximately $1,020,000 at March 31, 1995 and December 31, 1994.

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

     On August 10, 1993, the Circuit Court of Dade County issued a final order approving the terms of a class action settlement with opposing counsel in one of the pending homeowners' lawsuits which resolved substantial portions of the pending homeowners' lawsuits that had been filed. The settlement, which is designed to resolve claims arising in connection with estate and patio homes and condominiums sold by the Partnership after September 10, 1987, is structured to compensate residents for losses not covered by insurance. Homeowners of approximately 85% of the units in Country Walk have accepted the settlement. The Partnership currently believes that the class action settlement may cost approximately $2.5 million. The settlement is being funded by one of the Partnership's insurers, subject to a reservation of rights. The amount of money, if any, which the insurance company may recover from the Partnership pursuant to its reservation of rights is uncertain. Due to this uncertainty, the accompanying consolidated financial statements do not reflect an accrual for such costs.

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

     As noted above, one of the Partnership's insurance carriers has been funding settlements of various litigation related to Hurricane Andrew. In some, but not all, instances, the insurance carrier has provided the Partnership with written reservation of rights letters. The aggregate amount of the settlements funded to date by this carrier is approximately $8.0 million. The extent to which the insurance carrier may recover any of these proceeds from the Partnership is uncertain. Therefore, the accompanying consolidated financial statements do not reflect any accruals related to this matter.

     A second amended complaint captioned Berry v. Merrill Lynch, Pierce Fenner & Smith, Arvida/JMB Partners, Limited Partnership, Arvida/JMB Managers, Inc., JMB Realty Corporation and Does 1 through 100, was filed in the Superior Court of the State of California in and for the County of San Diego, Case No. 669709. The lawsuit was purportedly filed as a class action on behalf of the named plaintiffs and all other persons or entities in the State of California who bought or acquired, directly or indirectly, limited partnership interests ("Interests") in the Partnership from September 1, 1987 through the present. The second amended complaint in the action alleges, among other things, that the defendants made misrepresentations and concealed various facts, breached fiduciary duties, and violated a contractual covenant of good faith in connection with the sale of Interests in the Partnership. The second amended complaint further alleges that such conduct violated California state law relating to fraud, constructive fraud, breach of fiduciary duty, willful suppression of facts, breach of the covenant of good faith, and conspiracy. Plaintiffs, on behalf of themselves and the purported plaintiff class, seek unspecified compensatory damages, consequential damages, punitive and exemplary damages, recission, interest, costs of the suit, and such other relief as the court may order. In October 1994, after the court denied defendants' demurrers, defendants answered the second amended complaint denying the material allegations of the complaint and setting forth various affirmative defenses. During March 1995, the court issued an order that it would not entertain any motions for certification of a class. Subsequent thereto, defendants have entered into a settlement in principle in order to put to rest all controversy and to avoid further disruption to defendants' ordinary business operations and the expense, burden and risk of protracted litigation. The settlement is not an admission of liability, which the defendants expressly deny. The amount of the proposed settlement is not expected to be material. There is no assurance that this settlement in principle will in fact be consummated.

     In addition, the Partnership has been advised by Merrill Lynch that Merrill Lynch has been named a defendant in actions pending in the Eleventh and Seventeenth Judicial Circuit Courts in Dade and Broward Counties, Florida to compel arbitration of claims brought by certain investors of the Partnership representing approximately 5% of the total of 404,000 Interests outstanding. Merrill Lynch has asked the Partnership and its General Partner to confirm an obligation of the Partnership and its General Partner

                         ARVIDA/JMB PARTNERS, L.P.
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


to indemnify Merrill Lynch in these claims against all loss, liability, claim, damage and expense, including without limitation attorneys' fees and expenses, under the terms of a certain Agency Agreement dated September 15, 1987 ("Agency Agreement") with the Partnership relating to the sale of Interests through Merrill Lynch on behalf of the Partnership. In the actions to compel arbitration, the claimants have advised Merrill Lynch that they would seek to file demands for arbitration and claims for unspecified damages against Merrill Lynch based on Merrill Lynch's alleged violation of applicable state and/or federal securities laws and alleged violations of the rules of the National Association of Securities Dealers, Inc., together with pendent state law claims. Some of these investors have begun the arbitration process. The Partnership believes that Merrill Lynch has resolved some of these claims through litigation and otherwise, and that Merrill Lynch is defending other claims. The Agency Agreement generally provides that the Partnership and its General Partner shall indemnify Merrill Lynch against losses occasioned by any actual or alleged misstatements or omissions of material facts in the Partnership's offering materials used in connection with the sale of Interests and suffered by Merrill Lynch in performing its duties under the Agency Agreement, under certain specified conditions. The Agency Agreement also generally provides, under certain conditions, that Merrill Lynch shall indemnify the Partnership and its General Partner for losses suffered by the Partnership and occasioned by certain specified conduct by Merrill Lynch in the course of Merrill Lynch's solicitation of subscriptions for, and sale of, Interests. The Partnership is unable to determine at this time the ultimate investment of investors who have filed arbitration claims as to which Merrill Lynch might seek indemnification in the future. At this time, and based upon the information presently available about the arbitration statements of claims filed by some of these investors, the Partnership and its General Partner believe that they have meritorious defenses to demands for indemnification made by Merrill Lynch and intend to vigorously pursue such defenses. Although there can be no assurance regarding the outcome of the claims for indemnification, at this time, based on information presently available about such arbitration statements of claims, the Partnership and its General Partner do not believe that the demands for indemnification by Merrill Lynch will have a material adverse effect on the financial condition of the Partnership.

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

     The Partnership owns a 50% joint venture interest in 31 commercial / industrial acres in Pompano Beach, Florida, which is encumbered by a mortgage loan in the principal amount of approximately $4 million at March 31, 1995. As a result of the Partnership's previous determination that the development of the land was no longer economically profitable, during April 1992, the Partnership and its joint venture partner each tendered payment in the amount of approximately $3.1 million to the lender for their respective shares of the guarantee payment required under the loan agreement and certain other holding costs, the majority of which reduced the outstanding mortgage loan to its current balance. The venture also intended at that time to convey title to the property to the lender; however, such conveyance is pending resolution of certain general development obligations of the venture as well as certain environmental issues. The Partnership had been negotiating with the lender regarding the

                         ARVIDA/JMB PARTNERS, L.P.
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


scope of the development work required to be done. Negotiations with the lender were unsuccessful, and the lender has filed a lawsuit with the Broward County Circuit Court in which the lender asserts, among other things, that the mortgage loan is with recourse to the joint venture partners as a result of the partners' failure to perform in accordance with the terms of the loan agreement. The lender is demanding payment of the outstanding loan balance plus interest thereon. The Partnership believes this claim is without merit and is vigorously defending the lawsuit. With respect to the environmental issues, the previous owner remains obligated to undertake the clean up pursuant to, among other things, a surviving obligation under the purchase and sale agreement. The clean-up began in July 1994, and the first phase of the remedial action plan was completed in October 1994. Further action plans are now underway. If the previous owner is unable to fulfill all its obligations as they relate to this environmental issue, the venture and ultimately the Partnership may be obligated for such costs. Should this occur, the Partnership does not anticipate the cost of this clean-up to be material to its operations.

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

     The Partnership believes, based on scientific evidence, that the EPA's recommendation is flawed and it continues to pursue issuance of the permit for development of Increment III on the terms and conditions previously set forth in its application. The Corps has not accepted the recommendation of the EPA and has advised the Partnership that it is continuing to consider the Partnership's current application as presently submitted. During October 1994, the Corps performed an independent analysis of the wetlands impact and mitigation. To date, the Partnership has not received a formal response from the Corps regarding the results of this analysis. However, an informal response has been received requesting additional and clarified information regarding certain characteristics of the proposed mitigation plan, which the Partnership has provided.

     If the Corps ultimately issues a permit generally on the same terms and conditions as set forth in the Partnership's previously submitted application, the EPA retains certain rights to veto or to seek to elevate the determination to issue a permit to higher governmental officials. Elevation would delay the effectiveness of the permit and could result in a decision to uphold, modify or retract issuance of the permit. If the Partnership does not ultimately receive its permit through the administrative process, it may seek a judicial review in Federal district court of the denial of the permit. Additionally, the Partnership could initiate an action in the United States Court of Federal Claims seeking a determination that denial of the permit constitutes a "taking" of the Partnership's property for which the Partnership is due just compensation. The pursuit of these legal actions would likely be lengthy.

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


(8)  TAX INCREMENT FINANCING ENTITIES

     In connection with the development of the Partnership's Weston Community, bond financing is utilized to construct certain on-site and off-site infrastructure improvements, including major roadways, lakes, other waterways and pump stations, which the Partnership would otherwise be obligated to finance and construct as a condition to obtain certain approvals for the project. This bond financing is obtained by The Indian Trace Community Development District ("District"), a local government district operating in accordance with Chapter 190 of the Florida Statutes. Under this program, the Partnership is not obligated directly to repay the bonds. Rather, the bonds are expected to be fully serviced by special assessment taxes levied on the property, which effectively collateralizes the obligation to pay such assessments. The Partnership is responsible to pay the special assessment taxes until land parcels are sold. At such point, the liability for the assessments related to parcels sold will be borne by the purchasers through a tax assessment on their property. These special assessment taxes are designed to cover debt service on the bonds, including principal and interest payments, as well as the operating and maintenance budgets of the District. The use of this type of bond financing is a common practice for major land developers in South Florida. For the twelve months ended December 31, 1994, the Partnership paid special assessments of approximately $5.0 million.

     The District issued $64,660,000 of variable rate bonds in November 1989 and $31,305,000 of variable rate bonds in July 1991. These bonds mature in various years commencing in May 1991 through May 2011. In order to reduce the exposure of variable rate debt, the District pursued new bond issuances. During March 1995, the District issued approximately $99 million of bonds at fixed rates of interest ranging from 4% to 8.25%.
These bonds mature in various years commencing May 1999 through May 2011. The proceeds from this offering were used to refund the outstanding 1989 and 1991 bonds described above, as well as to fund the issuance costs incurred in connection with this offering and deposits to certain reserve accounts for future bond debt service requirements. At March 31, 1995, the amount of bonds issued and outstanding totalled $98,575,000.

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

     Section 4.2F of the Partnership Agreement requires the allocation of Profits (as defined) to the General Partner and Associate Limited Partners in order to take account of a current or anticipated reduction in the Partnership's indebtedness and certain other circumstances. As the Partnership had net income for financial reporting and Federal income tax purposes for the three months ended March 31, 1995, an allocation of Profits to the General Partner and Associate Limited Partners in accordance with Section 4.2F of the Partnership Agreement was not required for this period. In future periods in which the Partnership incurs a loss, the General Partner and Associate Limited Partners may be allocated Profits pursuant to Section 4.2F equivalent to the amount of loss (as adjusted for such allocation of Profits), if any, allocable to them for financial reporting and Federal income tax purposes.

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


(10)  ADJUSTMENTS

     In the opinion of the General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of March 31, 1995 and December 31, 1994 and for the three month periods ended March 31, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At March 31, 1995 and December 31, 1994, the Partnership had cash and cash equivalents of approximately $3,324,000 and $22,024,000, respectively.

The decrease in cash and cash equivalents at March 31, 1995 as compared to December 31, 1994 is due primarily to debt service payments as well as distributions to partners made in February 1995, as further discussed below. Bank overdrafts, which represent checks in transit, of approximately $4,027,000 at March 31, 1995 were repaid in April 1995. Remaining cash and cash equivalents were available for debt service, working capital requirements and distributions to partners. The source of both short-term and long-term future liquidity is expected to be derived primarily from the sale of housing units, homesites and land parcels and through the Partnership's credit facilities, which are discussed below.

     As a result of management's decision to place more emphasis on the Partnership's homebuilding operations, management's efforts to broaden the product lines offered within the Partnership's Communities, as well as the robust housing market, the Partnership was able to generate significant cash flow before debt service during 1994. The Partnership utilized this excess cash flow to make scheduled and additional principal repayments on its outstanding debt, as required under the terms of the credit facility agreement, and to increase its cash reserves. Furthermore, in February 1995, the Partnership made a distribution for 1994 of $5,421,680 to its Limited Partners ($13.42 per Interest) and $301,201 to the General Partner and Associate Limited Partners, collectively. In addition, during the first quarter of 1995, the Partnership remitted each Limited Partner's share of a North Carolina non-resident withholding tax on behalf of each of the Limited Partners. Such payment, which totalled $26,784 ($.07 per Interest), was deemed a distribution to the Limited Partners. An additional distribution of $1,488 was also paid at that time to the General Partner and Associate Limited Partners, collectively, a portion of which was also remitted to the state tax authorities on their behalf.

     Based upon current inventory levels as well as the outstanding contracts for housing units and homesites, the Partnership currently anticipates that the Partnership will generate net income and cash flow in excess of scheduled debt service during 1995.

     At March 31, 1995, the Partnership's credit facility consists of a term loan in the original amount of $85,252,520, a revolving line of credit facility up to $20 million, an income property term loan in the original amount of $18,233,326 and a $15 million letter of credit facility. The term loan, the revolving line of credit and the letter of credit facility are secured by recorded mortgages on all otherwise unencumbered real property assets of the Partnership as well as an assignment of all mortgages receivable, equity memberships, certain joint venture interests or joint venture proceeds, and cash balances (with the exception of deposits held in escrow). The income property term loan is secured by the recorded first mortgages on a mixed-use center and an office building in Boca Raton, Florida. All of the notes under the facility are cross-collateralized and cross-defaulted.

     Under the term loan agreement, the Partnership made scheduled principal payments of $10 million in March 1994 and February 1995. In addition, the term loan agreement provides for additional principal repayments based upon a specified percentage of available cash flow and upon the sale of certain assets. During the three months ended March 31, 1995, the Partnership made such additional term loan payments totalling approximately $12.6 million. Principal repayments of $5 million, $10 million and $5 million on the term loan are due in July 1995, February 1996 and July 1996, respectively. The remaining balance outstanding is due in July 1997. Under the income property term loan, principal payments of $0.1 million are required to be paid monthly until March 1996 when the remaining outstanding principal balance will be due. The revolving line of credit and letter of credit facility mature in December 1995 and July 1995, respectively. At March 31, 1995, all of the term loan proceeds had been borrowed with a remaining balance of $50,812,363. The balances outstanding on the revolving line of credit facility, the income property term loan and the letter of credit facility at March 31, 1995 are $8,000,000, $17,633,326 and $9,497,046, respectively.

     The Partnership has a contract for the sale of its office building located in downtown Boca Raton, Florida known as Mizner Place for approximately $4 million. The sale is expected to close during the second quarter of 1995. The net sales proceeds from such sale will be used to paydown the income property term loan.

     The credit facility contains significant restrictions with respect to the payment of distributions to partners, the maintenance of certain loan-to-value ratios, the use of proceeds from the sale of the Partnership's assets, and advances to the Partnership's joint ventures. Although the Partnership's term loan, income property term loan, revolving line of credit and letter of credit facility mature at varying dates ranging from December 1995 to July 1997, as discussed above, the Partnership believes that the current and expected future liquidity and capital resources of the Partnership, including its credit facilities, generally should be adequate to fund currently expected short- and long-term capital requirements for development and other costs of operations. At this time, the Partnership anticipates renewing certain of its facilities with its lender at the time of their maturities. Although there can be no assurance, the Partnership currently believes that it will be able to obtain such renewals from its lender.

     The Partnership has a $28.9 million revolving construction line of credit for the first two buildings and certain amenities within the Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay. This line of credit bears interest at the lender's prime rate (9% at March 31, 1995) plus 3/4% per annum and matures in January 1996. At March 31, 1995, approximately $1.5 million was outstanding under this note. The Partnership currently anticipates that this amount will be repaid from the proceeds from the sale of condominium units within the first two buildings. The receipt of sales proceeds from units sold within the first building prior to December 31, 1994 which closed during the first quarter of 1995 are the primary cause of the decrease in trade and other accounts receivable at March 31, 1995 as compared to December 31, 1994.

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

     The Partnership is seeking a permit to develop 1,156 of the 2,475 gross acres contained in Increment III of the Weston Community, portions of which are environmentally sensitive areas and are subject to protection as wetlands. The Partnership's current application for a wetlands permit for Increment III includes proposed wetlands mitigation of 1,319 acres together with construction of schools, parks, roads, sewers and related infrastructure, in addition to residential and commercial development. However, in August 1994, the Environmental Protection Agency (the "EPA") issued a letter to the United States Army Corps of Engineers (the "Corps"), which is the governmental agency responsible for issuing permits involving development of wetlands areas, setting forth the EPA's position that no more than 120 gross acres of Increment III should be permitted to be developed. In addition, the EPA recommended that adequate compensatory mitigation be implemented in connection with such development.

     The Partnership believes, based on scientific evidence, that the EPA's recommendation is flawed and it continues to pursue issuance of the permit for development of Increment III on the terms and conditions previously set forth in its application. The Corps has not accepted the recommendation of the EPA and has advised the Partnership that it is continuing to consider the Partnership's current application as presently submitted. During October 1994, the Corps performed an independent analysis of the wetlands impact and mitigation. To date, the Partnership has not received a formal response from the Corps regarding the results of this analysis. However, an informal response has been received requesting additional and clarified information regarding certain characteristics of the mitigation plan which the Partnership has provided.

     If the Corps ultimately issues a permit generally on the same terms and conditions as set forth in the Partnership's previously submitted application, the EPA retains certain rights to veto or to seek to elevate the determination to issue a permit to higher governmental officials. Elevation would delay the effectiveness of the permit and could result in a decision to uphold, modify or retract issuance of the permit. If the Partnership does not ultimately receive its permit through the administrative process, it may seek a judicial review in Federal district court of the denial of the permit. Additionally, the Partnership could initiate an action in the United States Court of Federal Claims seeking a determination that denial of the permit constitutes a "taking" of the Partnership's property for which the Partnership is due just compensation. The pursuit of these legal actions would likely be lengthy.

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

     In addition, the Partnership has been advised by Merrill Lynch that Merrill Lynch has been named a defendant in actions pending in the Eleventh and Seventeenth Judicial Circuit Courts in Dade and Broward Counties, Florida to compel arbitration of claims brought by certain investors of the Partnership representing approximately 5% of the total of 404,000 Interests outstanding. Merrill Lynch has asked the Partnership and its General Partner to confirm an obligation of the Partnership and its General Partner to indemnify Merrill Lynch in these claims against all loss, liability, claim, damage and expense, including without limitation attorneys' fees and expenses, under the terms of a certain Agency Agreement dated September 15, 1987 ("Agency Agreement") with the Partnership relating to the sale of Interests through Merrill Lynch on behalf of the Partnership. In the actions to compel arbitration, the claimants have advised Merrill Lynch that they would seek to file demands for arbitration and claims for unspecified damages against Merrill Lynch based on Merrill Lynch's alleged violation of applicable state and/or federal securities laws and alleged violations of the rules of the National Association of Securities Dealers, Inc., together with pendent state law claims. Some of these investors have begun the arbitration process. The Partnership believes that Merrill Lynch has resolved some of these claims through litigation, and otherwise; and that Merrill Lynch is defending other claims. The Agency Agreement 2generally provides that the Partnership and its General Partner shall indemnify Merrill Lynch against losses occasioned by any actual or alleged misstatements or omissions of material facts in the Partnership's offering materials used in connection with the sale of Interests and suffered by Merrill Lynch in performing its duties under the Agency Agreement, under certain specified conditions. The Agency Agreement also generally provides, under certain conditions, that Merrill Lynch shall indemnify the Partnership and its General Partner for losses suffered by the Partnership and occasioned by certain specified conduct by Merrill Lynch in the course of Merrill Lynch's solicitation of subscriptions for, and sale of, Interests. The Partnership is unable to determine at this time the ultimate investment of investors who have filed arbitration claims as to which Merrill Lynch might seek indemnification in the future. At this time, and based upon the information presently available about the arbitration statements of claims filed by some of these investors, the Partnership and its General Partner believe that they have meritorious defenses to demands for indemnification made by Merrill Lynch and intend to vigorously pursue such defenses. Although there can be no assurance regarding the outcome of the claims for indemnification, at this time, based on information presently available about such arbitration statements of claims, the Partnership and its General Partner do not believe that the demands for indemnification by Merrill Lynch will have a material adverse effect on the financial condition of the Partnership.

     Reference is made to Part II - OTHER INFORMATION - Item 1. Legal Proceedings, for a discussion of various lawsuits, in which the Partnership is a defendant, allegedly arising out of or relating to Hurricane Andrew and certain property damage allegedly suffered by the plaintiffs at a previously developed community known as Country Walk.

RESULTS OF OPERATIONS

     The results of operations for the three months ended March 31, 1995 and 1994 are primarily attributable to the development and sale or operation of the Partnership's assets. See Note 1 for a discussion regarding the recognition of profit from sales of real estate.

     For the quarter ended March 31, 1995, the Partnership (including its consolidated joint ventures) closed on the sale of 283 housing units, 68 homesites, approximately 22 acres of undeveloped land tracts, as well as the sale of the Partnership's cable television operation in its Broken Sound Community. This compares to closings in the first quarter of 1994 of 154 housing units, 150 homesites and approximately three acres of developed and undeveloped land tracts. Outstanding contracts ("backlog") as of March 31, 1995 were for 981 housing units, 104 homesites, approximately 50 acres of developed and undeveloped land tracts as well as an office building located in downtown Boca Raton, Florida known as Mizner Place. This compares to a backlog as of March 31, 1994 of 576 housing units, 114 homesites and approximately 38 acres of developed and undeveloped land tracts.

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

     South Florida building code changes, which have been effective since September 1, 1994, have impacted construction requirements in Dade and Broward Counties. These building code changes have resulted in increased construction costs, not all of which have been recoverable from the home purchasers at this time. As a result, the Partnership anticipates some erosion in its gross operating profit margins from housing and homesite sales during 1995 as compared to 1994.

     The increase in housing revenues for the three months ended March 31, 1995 as compared to the same period in 1994 is attributable primarily to management's decision to place more emphasis on the Partnership's home building operations. This decision has resulted in more housing products being built by the Partnership, in lieu of the Partnership selling homesites to unaffiliated third-party builders. As a result, unit closings and revenues increased significantly for the first quarter of 1995 as compared to 1994 at the Partnership's Weston Community. Closings also increased at the Partnership's Communities in Tampa and Jacksonville, Florida. In addition, the Partnership commenced home building activities in the Atlanta market with the introduction of housing products in its Water's Edge and Dockside Communities. The Partnership generated the initial revenues from the closings of these homes in the first quarter of 1995. Also contributing to the favorable revenue variance for 1995 as compared to 1994 was the recognition of revenues under the percentage of completion method for the first building at Arvida's Grand Bay on Longboat Key. The Partnership recognized the initial revenues for this project in May 1994. The favorable variances in housing revenues were partially offset by decreased closings at the Partnership's Broken Sound Community as this Community is nearing close-out. Due to the anticipated close-out of the Partnership's higher profit margin products within Broken Sound in 1995, future gross operating profit margins from housing activities are not expected to be as high as recent years' margins.

     The decrease in homesite revenues for the three months ended March 31, 1995 as compared to the same period in 1994 is due primarily to fewer lot closings in the Partnership's Weston Community, as well as its Communities in Tampa and Jacksonville, Florida. These decreased closings and revenues are directly attributable to the implementation of managements's decision to place more emphasis on its home building operations, as discussed above.

     The decrease in the gross operating profit margin from homesite activities for the three months ended March 31, 1995 as compared to the same period in 1994 is due primarily to certain adjustments made to cost of sales in the first quarter of 1994 to reflect changes in development cost estimates for certain of the Partnership's products, primarily in the Weston Community.

     The increase in land and property revenues for the three months ended March 31, 1995 as compared to the same period in 1994 is due to the closings in the first quarter of 1995 of approximately 22.3 acres of undeveloped commercial land parcels in Palm Beach County, Florida, as well as the closing of the Partnership's cable operation in its Broken Sound Community. Land and property revenues for the three months ended March 31, 1994 included the sale of an approximate 3-acre undeveloped commercial parcel in the Partnership's Weston Community.

     The increase in the gross operating profit margin from land and property sales for the three months ended March 31, 1995 as compared to the same period in 1994 is due primarily to the low cost basis of the land and property sales generated in the first quarter of 1995.

     Operating properties represents activity from the Partnership's club and hotel operations, commercial properties and certain other operating assets. Revenues generated by the Partnership's operating properties increased for the three months ended March 31, 1995 as compared to the same period in 1994 due primarily to increased membership activity and green fees at the Partnership's club operations in Weston. Revenues also increased at the Partnership's hotel operation in Boca Raton, Florida due to an increase in the average daily room rates.

     Brokerage and other operations represents activity from the sale of unaffiliated third-party builders' homes within the Partnership's Communities, activity from the resale of real estate inside and outside of the Partnership's Communities, proceeds from the Partnership's property management activities, as well as fees earned from various management agreements with joint ventures. The decline in the gross operating profit margin from brokerage operations for the three months ended March 31, 1995 as compared to the same period in 1994 is primarily due to an adjustment recorded to cost of sales to properly reflect commissions paid in connection with the sales of builders' homes within the Partnership's Communities which had closed prior to year-end.

     Selling, general and administrative expenses include all marketing costs, with the exception of those costs capitalized in conjunction with the construction of housing units, and project and general administrative costs. These expenses are net of the marketing fee reimbursements received from third-party builders. The increase in selling, general and administrative expenses for the three months ended March 31, 1995 as compared to the same period in 1994 is due primarily to an increase in project administrative costs resulting from increased construction activity at Weston and Arvida's Grand Bay. The unfavorable variance also resulted from lower marketing fees earned due to a decrease in the number of homes closed by unaffiliated third-party builders within the Partnership's Communities. This decrease is a direct result of the Partnership's decision to place more emphasis on its homebuilding operations, as discussed above. Despite the increase in the amount of selling, general and administrative expenses incurred, such costs decreased as a percentage of revenues and gross operating profit for the three months ended March 31, 1995 as compared to the same period in 1994. This decrease in these expenses as they relate to revenues and profits results in a favorable impact on the Partnership's net income for the period.

     Interest income increased for the three months ended March 31, 1995 as compared to the same period in 1994 due to an increase in the average amounts invested in 1995 in short-term financial instruments, as well as an increase in the interest rates earned on such investments.

     The increase in equity in earnings of unconsolidated ventures for the three months ended March 31, 1995 as compared to 1994 resulted from the recording of the Partnership's share of income generated from a land sale by the commercial joint venture located in Ocala, Florida.

    Interest and real estate taxes decreased for the three months ended March 31, 1995 as compared to the same period in 1994 due primarily to a decrease in the average amount of borrowings outstanding during the period, as well as an increase in the amount of real estate inventories which meet the requirements for capitalization of these costs.


2
PART II - OTHER INFORMATION

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

     As noted above, one of the Partnership's insurance carriers has been funding settlements of various litigation related to Hurricane Andrew. In some, but not all, instances, the insurance carrier has provided the Partnership with written reservation of rights letters. The aggregate amount of the settlements funded to date by this carrier is approximately $8.0 million. The extent to which the insurance carrier may recover any of these proceeds from the Partnership is uncertain. Therefore, the accompanying Consolidated Financial Statements do not reflect any accruals related to this matter.

     A second amended complaint captioned Berry v. Merrill Lynch, Pierce Fenner & Smith, Arvida/JMB Partners, Limited Partnership, Arvida/JMB Managers, Inc., JMB Realty Corporation and Does 1 through 100, was filed in the Superior Court of the State of California in and for the County of San Diego, Case No. 669709. The lawsuit was purportedly filed as a class action on behalf of the named plaintiffs and all other persons or entities in the State of California who bought or acquired, directly or indirectly, limited partnership interests ("Interests") in the Partnership from September 1, 1987 through the present. The second amended complaint in the action alleges, among other things, that the defendants made misrepresentations and concealed various facts, breached fiduciary duties, and violated a contractual covenant of good faith in connection with the sale of Interests in the Partnership. The second amended complaint further alleges that such conduct violated California state law relating to fraud, constructive fraud, breach of fiduciary duty, willful suppression of facts, breach of the covenant of good faith, and conspiracy. Plaintiffs, on behalf of themselves and the purported plaintiff class, seek unspecified compensatory damages, consequential damages, punitive and exemplary damages, recission, interest, costs of the suit, and such other relief as the court may order. In October 1994, after the court denied defendants' demurrers, defendants answered the second amended complaint denying the material allegations of the complaint and setting forth various affirmative defenses. During March 1995, the court issued an order that it would not entertain any motions for certification of a class. Subsequent thereto, defendants have entered into a settlement in principle in order to put to rest all controversy and to avoid further disruption to defendants' ordinary business operations and the expense, burden and risk of protracted litigation. The settlement is not an admission of liability, which the defendants expressly deny. The amount of the proposed settlement is not expected to be material. There is no assurance that this settlement in principle will in fact be consummated.

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

    4.10. Second Amended and Restated Credit Agreement dated November 29, 1994, among Arvida/JMB Partners, L.P., Arvida/JMB Partners, Southeast Florida Holdings, Inc., Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership, Weston Hills Country Club Limited Partnership and Chemical Bank and Nationsbank of Florida, N.A. ***

    4.11. Affirmation and Amendment of Security Documents dated November 29, 1994, among Arvida/JMB Partners, Arvida/JMB Partners, L.P., Southeast Florida Holdings, Inc., Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership, Weston Hills Country Club Limited Partnership and Chemical Bank. ***

    4.12. Modification of Mortgage and Security Agreement and Other loan Documents dated November 29, 1994, among Arvida/JMB Partners, Weston Hills Country Club Limited Partnership and Chemical Bank. ***

    4.13. Modification of First Mortgage and Security Agreement and Other Loan Documents dated November 29, 1994, among Arvida/JMB Partners, Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership and Chemical Bank. ***

    10.1. Agreement between the Partnership and The Walt Disney Company dated January 29, 1987 is hereby incorporated by reference to Exhibit 10.2 to the Partnership's Registration Statement on Form S-1 (File No. 33-14091) under the Securities Act of 1933 filed on May 7, 1987.

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

    27.     Financial Data Schedule


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

            *** Previously filed with the Securities and Exchange
Commission as Exhibits 4.10, 4.11, 4.12 and 4.13, respectively, to the Partnership's Form 10-K Report (File No. 0-16976) filed on March 27, 1995 and hereby incorporated herein by reference.

     (b) No reports on Form 8-K have been filed by the Partnership during the quarter covered by this report.

                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 ARVIDA/JMB PARTNERS, L.P.

                 BY:   Arvida/JMB Managers, Inc.
                       (The General Partner)




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Vice President
                       Date: May 11, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                             GAILEN J. HULL
                             Gailen J. Hull, Principal Accounting Officer
                       Date: May 11, 1995