Form 10-Q
period 1995-06-30
ARVIDA JMB PARTNERS L P
filed 1995-08-14
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C.   20549



                                     FORM 10-Q



                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934




For the quarter ended June 30, 1995         Commission file #0-16976




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

                                 TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION


Item 1.      Financial Statements. . . . . . . . . . . . . . . . . . .      3


Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations. . . . . . . . . . . . . . . . . . . . . . . .     26




PART II      OTHER INFORMATION


Item 1.      Legal Proceedings . . . . . . . . . . . . . . . . . . . .     33

Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . . .     36

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                                  ARVIDA/JMB PARTNERS, L.P.
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                                 CONSOLIDATED BALANCE SHEETS

                                             JUNE 30, 1995 AND DECEMBER 31, 1994

                                                         (UNAUDITED)

                                                           ASSETS
                                                           ------

                                                                                           JUNE 30,        DECEMBER 31,
                                                                                             1995             1994
                                                                                         ------------      -----------
Cash and cash equivalents (note 3) . . . . . . . . . . . . . . . . . . . . . . . .       $  6,209,415       22,024,390
Restricted cash (note 3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,921,386       14,232,540
Trade and other accounts receivable (net of allowance for doubtful accounts of $210,943 at June 30, 1995 and $229,542 at
  December 31, 1994) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,053,919       18,209,957
Mortgages receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            998,362        1,094,223
Real estate inventories (note 2) . . . . . . . . . . . . . . . . . . . . . . . . .        219,170,634      207,874,438
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .         69,875,613       69,114,559
Investments in and advances to joint ventures, net . . . . . . . . . . . . . . . .         23,578,657       23,178,951
Equity memberships . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,704,403       10,536,864
Amounts due from affiliates (note 6) . . . . . . . . . . . . . . . . . . . . . . .              --             524,556
Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . . . . . .          9,521,858        9,581,234
                                                                                         ------------     ------------

          Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $367,034,247      376,371,712
                                                                                         ============     ============
                                                  ARVIDA/JMB PARTNERS, L.P.
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                           CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                            (UNAUDITED)

                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                    -----------------------------------------------------

                                                                                           JUNE 30,        DECEMBER 31,
                                                                                             1995             1994
                                                                                         ------------      -----------
Liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 21,082,370       24,142,890
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         25,745,289       27,082,766
  Accrued expenses and other liabilities . . . . . . . . . . . . . . . . . . . . .         17,556,280       13,418,777
  Amounts due to affiliates (note 6) . . . . . . . . . . . . . . . . . . . . . . .            203,956            --
  Notes and mortgages payable, net (note 4). . . . . . . . . . . . . . . . . . . .         86,630,743      115,147,525
                                                                                         ------------     ------------
  Commitments and contingencies (notes 1, 4, 5, 6, 7 and 8)

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .        151,218,638      179,791,958
                                                                                         ------------     ------------


Partners' capital accounts:
  General Partner and Associate Limited Partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             20,000           20,000
    Cumulative net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         34,826,226       34,328,454
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .        (33,912,035)     (33,609,346)
                                                                                         ------------     ------------
                                                                                              934,191          739,108
                                                                                         ------------     ------------
  Limited Partners:
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . .        364,841,815      364,841,815
    Cumulative net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (7,865,625)     (32,354,861)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .       (142,094,772)    (136,646,308)
                                                                                         ------------     ------------
                                                                                          214,881,418      195,840,646
                                                                                         ------------     ------------
          Total partners' capital accounts . . . . . . . . . . . . . . . . . . . .        215,815,609      196,579,754
                                                                                         ------------     ------------

          Total liabilities and partners' capital. . . . . . . . . . . . . . . . .       $367,034,247      376,371,712
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

                                                  ARVIDA/JMB PARTNERS, L.P.
                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                      THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                         (UNAUDITED)
                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                      JUNE 30                           JUNE 30
                                                             --------------------------       --------------------------
                                                                1995            1994            1995             1994
                                                            -----------      ----------     -----------       ----------
Revenues:
  Housing. . . . . . . . . . . . . . . . . . . . . . . .    $55,811,663      59,421,466     100,420,751       91,328,545
  Homesites. . . . . . . . . . . . . . . . . . . . . . .      8,300,198      11,799,494      12,496,614       23,896,228
  Land and property. . . . . . . . . . . . . . . . . . .     13,153,432       2,382,739      25,222,673        4,821,137
  Operating properties . . . . . . . . . . . . . . . . .      6,801,299       6,202,194      15,206,484       13,714,669
  Brokerage and other operations . . . . . . . . . . . .      7,949,959       9,472,056      14,734,076       16,258,491
                                                            -----------      ----------     -----------      -----------
        Total revenues . . . . . . . . . . . . . . . . .     92,016,551      89,277,949     168,080,598      150,019,070
                                                            -----------      ----------     -----------      -----------
Cost of revenues:
  Housing. . . . . . . . . . . . . . . . . . . . . . . .     47,466,697      46,000,439      83,106,773       70,987,382
  Homesites. . . . . . . . . . . . . . . . . . . . . . .      5,459,845       8,084,899       8,122,393       14,222,955
  Land and property. . . . . . . . . . . . . . . . . . .      6,785,455         675,972      10,952,116        2,246,365
  Operating properties . . . . . . . . . . . . . . . . .      6,810,992       6,581,978      14,114,936       13,222,317
  Brokerage and other operations . . . . . . . . . . . .      6,807,364       7,513,632      13,726,164       13,461,695
                                                            -----------      ----------     -----------      -----------
        Total cost of revenues . . . . . . . . . . . . .     73,330,353      68,856,920     130,022,382      114,140,714
                                                            -----------      ----------     -----------      -----------
Gross operating profit . . . . . . . . . . . . . . . . .     18,686,198      20,421,029      38,058,216       35,878,356
Selling, general and administrative
  expenses . . . . . . . . . . . . . . . . . . . . . . .     (6,987,196)     (4,287,165)    (12,448,610)      (9,251,973)
                                                            -----------      ----------     -----------      -----------
        Net operating income . . . . . . . . . . . . . .     11,699,002      16,133,864      25,609,606       26,626,383

                                                    ARVIDA/JMB PARTNERS, L.P.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)




                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                      JUNE 30                           JUNE 30
                                                             --------------------------       --------------------------
                                                                1995            1994            1995             1994
                                                            -----------      ----------     -----------       ----------

Interest income. . . . . . . . . . . . . . . . . . . . .        289,419         237,850         611,662          344,995
Equity in earnings (losses) of
  unconsolidated ventures. . . . . . . . . . . . . . . .        (34,877)        (75,541)      1,079,185          (22,350)
Interest and real estate taxes, net. . . . . . . . . . .     (1,146,398)     (2,637,390)     (2,313,445)      (4,799,246)
                                                            -----------      ----------     -----------       ----------
        Net income . . . . . . . . . . . . . . . . . . .    $10,807,146      13,658,783      24,987,008       22,149,782
                                                            ===========      ==========     ===========       ==========

        Net income per Limited
          Partnership Interest . . . . . . . . . . . . .    $     26.49           33.47           60.62            53.99
                                                            ===========      ==========     ===========       ==========

        Cash distributions per Limited
          Partnership Interest . . . . . . . . . . . . .    $     --              --              13.49             6.35
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

                                                  ARVIDA/JMB PARTNERS, L.P.
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                         (UNAUDITED)

                                                                                              1995               1994
                                                                                          ------------       -----------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 24,987,008        22,149,782
Charges (credits) to net income not requiring (providing) cash:
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,867,929         2,851,410
  Equity in (earnings) losses of unconsolidated ventures . . . . . . . . . . . . . . .      (1,079,185)           22,350
  Provision for doubtful accounts. . . . . . . . . . . . . . . . . . . . . . . . . . .         (18,599)            --
  Loss (gain) on disposition of property and equipment . . . . . . . . . . . . . . . .      (3,546,130)           33,111
Changes in:
  Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (688,846)       (3,362,676)
  Trade and other accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . .       5,174,637       (12,097,696)
  Real estate inventories:
    Additions to real estate inventories . . . . . . . . . . . . . . . . . . . . . . .    (106,304,017)      (90,542,051)
    Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     102,181,282        87,456,702
    Capitalized interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (4,270,301)       (3,792,359)
    Capitalized real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,185,688)       (1,471,458)
  Equity memberships . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         832,461         1,518,071
  Amounts due from affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         524,556            42,684
  Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . . . . . . .        (254,512)         (104,880)
  Accounts payable, accrued expenses and other liabilities . . . . . . . . . . . . . .       1,020,039         5,390,051
  Amounts due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         203,956             --
  Deposits and unearned income . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,337,477)        8,049,018
                                                                                          ------------       -----------

          Net cash provided by operating activities. . . . . . . . . . . . . . . . . .      18,107,113        16,142,059
                                                                                          ------------       -----------
                                                    ARVIDA/JMB PARTNERS, L.P.
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                                              1995               1994
                                                                                          ------------       -----------
Cash flows from investing activities:
  Mortgages receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          95,861         1,126,588
  Acquisitions of property and equipment . . . . . . . . . . . . . . . . . . . . . . .      (6,768,965)       (3,291,320)
  Proceeds from sales and disposals of property and equipment. . . . . . . . . . . . .       7,000,000             2,528
  Joint venture distributions, net . . . . . . . . . . . . . . . . . . . . . . . . . .          69,624           375,353
  Payments from (advances to) joint ventures . . . . . . . . . . . . . . . . . . . . .         (50,673)          185,357
                                                                                          ------------       -----------
          Net cash provided by (used in) investing activities. . . . . . . . . . . . .         345,847        (1,601,494)
                                                                                          ------------       -----------
Cash flows from financing activities:
  Proceeds from notes and mortgages payable. . . . . . . . . . . . . . . . . . . . . .      30,811,115         9,183,087
  Payments of notes and mortgages payable. . . . . . . . . . . . . . . . . . . . . . .     (59,327,897)      (26,276,823)
  Distributions to General Partner and Associate Limited Partners. . . . . . . . . . .        (302,689)         (142,523)
  Distributions to Limited Partners. . . . . . . . . . . . . . . . . . . . . . . . . .      (5,448,464)       (2,565,433)
                                                                                          ------------       -----------
          Net cash used in financing activities. . . . . . . . . . . . . . . . . . . .     (34,267,935)      (19,801,692)
                                                                                          ------------       -----------
Decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .     (15,814,975)       (5,261,127)
Cash and cash equivalents, beginning of year . . . . . . . . . . . . . . . . . . . . .      22,024,390        18,906,679
                                                                                          ------------       -----------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . . . . . .    $  6,209,415        13,645,552
                                                                                          ============       ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest, net of amounts capitalized. . . . . . . .    $      9,690         2,918,021
                                                                                          ============       ===========
Non-cash investing and financing activities:
    Distribution of land from joint venture  . . . . . . . . . . . . . . . . . . . . .    $    717,472             --
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

                              JUNE 30, 1995 AND 1994

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

                             ARVIDA/JMB PARTNERS, L.P.
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Capitalized Interest and Real Estate Taxes

     Interest and real estate taxes incurred are capitalized to qualifying assets, principally real estate inventories. Such capitalized interest and real estate taxes are charged to cost of revenues as sales of real estate inventories are recognized. Interest, including the amortization of loan fees, of approximately $4,388,400 and $5,542,900 was incurred for the six months ended June 30, 1995 and 1994, respectively, of which approximately $4,270,300 and $3,792,300 was capitalized, respectively. Interest payments, including amounts capitalized, of approximately $4,280,000 and $6,710,400 were made during the six months ended June 30, 1995 and 1994, respectively. Interest, including the amortization of loan fees, of approximately $2,015,600 and $2,707,300 was incurred for the three months ended June 30, 1995 and 1994, respectively, of which approximately $1,905,900 and $1,822,100 was capitalized, respectively. Interest payments of approximately $1,951,300 and $3,289,000 were made during the three months ended June 30, 1995 and 1994, respectively.

     Real estate taxes of approximately $4,381,000 and $4,520,100 were incurred for the six months ended June 30, 1995 and 1994, respectively, of which approximately $2,185,700 and $1,471,500 were capitalized, respectively. Real estate tax payments of approximately $375,000 and $305,200 were made during the six months ended June 30, 1995 and 1994, respectively. Real estate taxes of approximately $2,147,200 and $2,297,800 were incurred for the three months ended June 30, 1995 and 1994, respectively, of which approximately $1,110,500 and $545,600 was capitalized, respectively. Real estate tax payments of approximately $278,300 and $225,500 were made during the three months ended June 30, 1995 and 1994, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partner-ship's club facilities and operating properties as these taxes are included in cost of revenues for operating properties.

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

     Depreciation expense of approximately $2,554,000 and $2,475,100 was incurred for the six months ended June 30, 1995 and 1994, respectively. Amortization of other assets, excluding loan fees, of approximately $110,000 and $107,500 was incurred for the six months ended June 30, 1995 and 1994. Amortization of loan fees, which is included in interest expense, of approximately $203,900 and $268,800 was incurred for the six months ended June 30, 1995 and 1994, respectively. Depreciation expense of approximately $1,288,300 and $1,231,000 was incurred for the three months ended June 30, 1995 and 1994, respectively. Amortization expense of other assets excluding loan fees, of approximately $53,500 and $52,500 was incurred for the three months ended June 30, 1995 and 1994, respectively. Amortization of loan fees, which is included in interest expense, of approximately $74,400 and $136,900 was incurred for the three months ended June 30, 1995 and 1994, respectively.

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
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


                                    1995                        1994
                         -----------------------    ------------------------
                        GAAP BASIS     TAX BASIS     GAAP BASIS    TAX BASIS
                        ----------     ---------     ----------    ---------

Net income . . . . . . $24,987,008    18,745,336     22,149,782   20,520,511
Net income per
 Limited
 Partnership
 Interest. . . . . . . $     60.62         44.66          53.99        50.02
Cash distribu-
 tions per
 Limited
 Partnership
 Interest. . . . . . . $     13.49         13.49           6.35         6.35
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

     Income Taxes

     No provision for Federal or state income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable state law to remit directly to the state tax authorities amounts representing withholding on applicable taxable income allocated to partners. In such regard, the cash distribution per Limited Partnership Interest made during the six months ended June 30, 1995 includes $.07 which represents each Limited Partner's share of a North Carolina non-resident withholding tax which was paid directly to the state tax authorities on behalf of the Limited Partners.


(2)  INVESTMENT PROPERTIES

     The Partnership's assets consist principally of interests in land which is in the process of being developed into master-planned residential communities (the "Communities") and, to a lesser extent, commercial properties; mortgage notes and accounts receivable; management and other service contracts; construction, brokerage and other support activities; real estate assets held for investment; club and recreational facilities; and a cable television business serving its Weston Community.

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


(3)  CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     At June 30, 1995 and December 31, 1994, cash and cash equivalents primarily consisted of U.S. Government obligations with original maturities of three months or less, money market demand accounts and repurchase agreements, the costs of which approximate market value. Cash and cash equivalents include treasury bills being held to maturity with original maturity dates of three months or less of approximately $1,746,000 and $1,777,000 at June 30, 1995 and December 31, 1994, respectively. The decrease in cash and cash equivalents at June 30, 1995 as compared to December 31, 1994 is due primarily to debt service payments as well as distributions to partners made in February 1995. Included in restricted cash are amounts restricted under various escrow agreements. Credit risk associated with cash, cash equivalents and restricted cash is considered low due to the quality of the financial institutions in which these assets are held.


(4)  NOTES AND MORTGAGES PAYABLE

     At June 30, 1995, the Partnership's credit facility consists of a term loan in the original amount of $85,252,520, a revolving line of credit facility up to $20 million, an income property term loan in the original amount of $18,233,326 and a $15 million letter of credit facility. The term loan, the revolving line of credit and the letter of credit facility are secured by recorded mortgages on all otherwise unencumbered real property assets of the Partnership, as well an assignment of all mortgages receivable, equity memberships, certain joint venture interests or joint venture proceeds and cash balances (with the exception of deposits held in escrow). The income property term loan is secured by the recorded first mortgage on a mixed-use center in Boca Raton, Florida. An office building, also located in Boca Raton, which served as additional collateral for the income property loan, was sold in May 1995. All of the notes under the facility are cross-collateralized and cross-defaulted. At June 30, 1995, the term loan, the revolving line of credit and the income property term

                             ARVIDA/JMB PARTNERS, L.P.
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


loan bear interest based, at the Partnership's option, on one of the lenders' prime rate plus 1.25% per annum or the relevant London Inter-Bank Offering Rate (LIBOR) plus 2.50% per annum. For the six month period ended June 30, 1995, the effective interest rate for the combined term loan, income property term loan and revolving line of credit facility was approximately 9.1% per annum.

     Under the term loan agreement, the Partnership made scheduled principal payments of $10 million in March 1994 and February 1995 and a $5 million principal payment in July 1995. In addition, the term loan agreement provides for additional principal repayments based upon a specified percentage of available cash flow and upon the sale of certain assets. During the six months ended June 30, 1995, the Partnership made such additional term loan payments totalling approximately $20.0 million. Principal repayments of, $10 million and $5 million on the term loan are due in February 1996 and July 1996, respectively. The remaining balance outstanding is due in July 1997. Under the income property term loan, principal payments of $0.1 million are required to be paid monthly until March 1996 when the remaining outstanding principal balance will be due. The revolving line of credit matures in December 1995. The letter of credit facility had been scheduled to mature in July 1995, but has been extended for one year and will mature in July 1996. At June 30, 1995, all of the term loan proceeds had been borrowed with a remaining balance of $43,461,864. The balances outstanding on the revolving line of credit facility, the income property term loan and the letter of credit facility at June 30, 1995 are $10,000,000, $13,366,746 and $9,773,800, respectively.

     The Partnership closed on the sale of an office building located in downtown Boca Raton, Florida known as Mizner Place during May, 1995. In accordance with the terms of the Partnership credit facility, the net proceeds from the sale of approximately $4.0 million were used to pay down the income property term loan.

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

     Also included in notes and mortgages payable at June 30, 1995 is approximately $6.8 million representing project specific financing for the Partnership's retail property located in its Weston Community, approximately $3.0 million of subordinated debt attributable to the Cullasaja Joint Venture and a $1.5 million note executed in conjunction with the Partnership's repurchase of a land parcel in Weston's Increment III.

     In addition to the above, the Partnership has a $28.9 million revolving construction line of credit for three buildings and certain amenities within the Partnership's condominium project on Longboat Key, Florida know as Arvida's Grand Bay. This line of credit, currently, bears interest at the lender's prime rate (9% at June 30, 1995) plus 1/2% per annum and matures in January 1997. At June 30, 1995, approximately $4.4 million was outstanding under this note. The Partnership currently anticipates that this amount will be repaid with the proceeds from the sale of condominium units. The receipt of sales proceeds from units sold within

                             ARVIDA/JMB PARTNERS, L.P.
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


the first building prior to December 31, 1994 which closed during the six months ended June 30, 1995 is the primary cause of the decrease in trade and other accounts receivable at June 30, 1995 as compared to December 31, 1994.

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

(5)  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

     The Partnership has numerous investments in real estate joint ventures with ownership interests ranging from 20% to 50%. Under certain circumstances, either pursuant to the venture agreement or due to the Partnership's obligations as a general partner, the Partnership may be required to make cash advances or contributions to the ventures. During the six months ended June 30, 1995, the Partnership advanced approximately $227,400 to certain of the joint ventures in which it holds interests and received reimbursements during the same period of approximately $176,400. The total of such advances outstanding were approximately $4.2 and $4.1 million at June 30, 1995 and December 31, 1994, respectively, and are included in Investments in and Advances to Joint Ventures in the accompanying Consolidated Balance Sheets. These amounts primarily represent outstanding advances made to the Coto de Caza Joint Venture in previous years. As of August 4, 1995, approximately $27,100 of the advances made to the joint ventures was received by the Partnership. In addition, there are certain risks associated with the Partnership's investments made through joint ventures, including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership. During July 1995, the Partnership was informed by its partner in the Coto de Caza Joint Venture of such partner's intention to sell its interest in the joint venture. Under the terms of the joint venture agreement, the Partnership has a right of first offer with respect to such interest. The Partnership does not believe that its partner has complied with the terms of the joint venture agreement for the sale of its interest. The Partnership has informed its partner of the Partnership's position and is considering its alternatives in the event that its partner proceeds with a sale without addressing the Partnership's concerns.


(6)  TRANSACTIONS WITH AFFILIATES

     The Partnership, subject to certain limitations, may engage affiliates of the General Partner for property management, insurance and certain other administrative services to be performed in connection with the administration of the Partnership and its assets. The total of such costs (consisting primarily of insurance commissions) for the six months ended June 30, 1995 was approximately $282,100 all of which was paid as of June 30, 1995. The total of such costs for the six months ended June 30, 1994 was approximately $280,000. In addition, the General Partner and its affiliates are entitled to reimbursements for salaries and salary-related

                             ARVIDA/JMB PARTNERS, L.P.
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


costs relating to the administration of the Partnership and the operation of the Partnership's properties. Such costs were approximately $128,600 for the year ended December 31, 1994, all of which was paid as of June 30, 1995.

     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the six months ended June 30, 1995, the amount of such costs incurred by the Partnership on behalf of these affiliates totalled approximately $322,300. At June 30, 1995, approximately $214,200 was owed to the Partnership, of which approximately $98,600 was received as of August 4, 1995. For the six month period ended June 30, 1994, the Partnership was entitled to reimbursements of approximately $243,000.

     The Partnership and Arvida/JMB Partners, L.P.-II (a publicly-held limited partnership affiliated with the General Partner) each employ project related and administrative personnel who perform services on behalf of both partnerships. In addition, certain out-of-pocket expenditures related to such services and other general and administrative costs are incurred and charged to each partnership as appropriate. The Partnership receives reimbursements from or reimburses Arvida/JMB Partners, L.P.-II for such costs (including salary and salary-related costs). For the six month periods ended June 30, 1995 and 1994, the Partnership was entitled to receive approximately $576,200 and $626,800, respectively, from Arvida/JMB Partners, L.P.-II. At June 30, 1995, approximately $124,300 was owed to the Partnership, all of which was received as of August 4, 1995. In addition, for the six month periods ended June 30, 1995 and 1994, the Partnership was obligated to reimburse Arvida/JMB Partners, L.P.-II approximately $97,300 and $270,300, respectively. At June 30, 1995, approximately $58,900 was unpaid, all of which was paid as of August 4, 1995.

     Arvida Company ("Arvida"), pursuant to an agreement with the Partnership, provides development, construction, management and other personnel and services to the Partnership for all of its projects and operations. Pursuant to such agreement, the Partnership shall reimburse Arvida for all of its out-of-pocket expenditures (including salary and salary-related costs), subject to certain limitations. The total of such costs for the six month periods ended June 30, 1995 and 1994 were approximately $3,474,100 and $4,061,000, respectively. At June 30, 1995, approximately $55,100 was unpaid, all of which was paid as of August 4, 1995.

     The Partnership pays for certain general and administrative costs on behalf of its equity clubs, homeowners associations and maintenance associations. The Partnership receives reimbursements from these entities for such costs. For the six month period ended June 30, 1995, the Partnership was entitled to receive approximately $157,000 from these entities. At June 30, 1995, approximately $46,500 was owed to the Partnership. As of August 4, 1995, approximately $26,100 had been received. For the six months ended June 30, 1994, the Partnership was entitled to receive approximately $270,000 from these entities. In addition, the Partnership owes its equity clubs for certain costs incurred by the clubs which are obligations of the Partnership. For the six month period ended June 30, 1995, the Partnership was obligated to reimburse its equity clubs approximately $44,900. At June 30, 1995, approximately $63,800 was unpaid, including amounts from the prior year, of which approximately $6,400 was received as of August 4, 1995.

                             ARVIDA/JMB PARTNERS, L.P.
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Partnership also funds operating deficits of its equity clubs, as deemed necessary. Such amounts are expensed by the Partnership, but may be reimbursed by these clubs from future cash flow. At June 30, 1995, the Partnership owed approximately $411,200 for such funding, none of which was paid as of August 4, 1995.

     The Partnership periodically incurs salary and salary-related costs on behalf of an affiliate of the General Partner of the Partnership. The Partnership was entitled to receive approximately $380,600 for such costs for the six months ended June 30, 1995, all of which was paid as of June 30, 1995.

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


(7)  COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under standby letters of credit and performance bonds for approximately $9,773,800 and $7,588,700, respectively, at June 30, 1995. At December 31, 1994, the Partnership was contingently liable under standby letters of credit and performance bonds for approximately $10,170,000 and $7,588,700, respectively. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable under bonds for approximately $1,020,000 at June 30, 1995 and December 31, 1994.

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

     On August 10, 1993, the Circuit Court of Dade County issued a final order approving the terms of a class action settlement with opposing counsel in one of the pending homeowners' lawsuits which resolved substantial portions of the pending homeowners' lawsuits that had been filed. The settlement, which is designed to resolve claims arising in connection with estate and patio homes and condominiums sold by the Partnership after September 10, 1987, is structured to compensate residents for losses not covered by insurance. Homeowners of approximately 85% of the units in Country Walk have accepted the settlement. The Partnership currently believes that the class action settlement may cost approximately $2.5 million. The settlement is being funded by one of the Partnership's insurers, subject to a reservation of rights. The amount of money, if any, which the insurance company may recover from the Partnership pursuant to its reservation of rights, or otherwise, is uncertain. Due to this uncertainty, the accompanying consolidated financial statements do not reflect an accrual for such costs.

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

     Homeowners who affirmatively rejected the offer of settlement by opting out were permitted to continue litigation against the Partnership. The Partnership was and is party to a number of claims brought by condominium and patio homeowners, all of whom have declined to accept the terms of the class action settlement. Some of these actions by those homeowners who have opted out of the settlement have been settled. The aggregate amount of these settlements to date is approximately $414,000. One of the Partnership's insurers has funded these settlements. The amount of money that the insurance company may recover from the Partnership pursuant to any reservation of rights, or otherwise, is uncertain. Therefore, the accompanying consolidated financial statements do not reflect any accruals related to this matter. Currently, the Partnership is involved in five lawsuits with homeowners who have opted out of the original settlement which are pending in the Circuit Court of Dade County and one claim that has not been filed as a lawsuit. Recently, the Partnership has agreed in principle to resolve these remaining opt out lawsuits. The settlement amounts necessary to resolve these matters is expected to be approximately $106,000. The Partnership can give no assurances that such settlement will in fact be consummated and the accompanying consolidated financial statements do not reflect an accrual for such costs.

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

     As noted above, one of the Partnership's insurance carriers has been funding settlements of various litigation related to Hurricane Andrew. In some, but not all, instances, the insurance carrier has provided the Partnership with written reservation of rights letters. The aggregate amount of the settlements funded to date by this carrier is approximately $8.0 million. The insurance carrier that funded these settlements pursuant to certain reservations of rights has stated its position that it has done so pursuant to various non-waiver agreement. The carrier's position was that these non-waiver agreements permitted the carrier to fund settlements without barring the carrier from raising insurance coverage issues or waiving such coverage issues. On May 23, 1995, the insurance carrier rescinded the various non-waiver agreements currently in effect regarding

                             ARVIDA/JMB PARTNERS, L.P.
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


the remainder of the Hurricane Andrew litigation, allegedly without waiving any future coverage defenses, conditions, limitations, or rights. For this and other reasons, the extent to which the insurance carrier may recover any of these proceeds from the Partnership is uncertain. Therefore, the accompanying consolidated financial statements do not reflect any accruals related to this matter.

     A second amended complaint captioned Berry v. Merrill Lynch, Pierce Fenner & Smith, Arvida/JMB Partners, Limited Partnership, Arvida/JMB Managers, Inc., JMB Realty Corporation and Does 1 through 100, was filed in the Superior Court of the State of California in and for the County of San Diego, Case No. 669709. The lawsuit was purportedly filed as a class action on behalf of the named plaintiffs and all other persons or entities in the State of California who bought or acquired, directly or indirectly, limited partnership interests ("Interests") in the Partnership from September 1, 1987 through the present. The second amended complaint in the action alleges, among other things, that the defendants made misrepresentations and concealed various facts, breached fiduciary duties, and violated a contractual covenant of good faith in connection with the sale of Interests in the Partnership. The second amended complaint further alleges that such conduct violated California state law relating to fraud, constructive fraud, breach of fiduciary duty, willful suppression of facts, breach of the covenant of good faith, and conspiracy. Plaintiffs, on behalf of themselves and the purported plaintiff class, seek unspecified compensatory damages, consequential damages, punitive and exemplary damages, recission, interest, costs of the suit, and such other relief as the court may order. In October 1994, after the court denied defendants' demurrers, defendants answered the second amended complaint denying the material allegations of the complaint and setting forth various affirmative defenses. During March 1995, the court issued an order that it would not entertain any motions for certification of a class. Subsequent thereto, defendants have entered into a settlement agreement in order to put to rest all controversy and to avoid further disruption to defendants' ordinary business operations and the expense, burden and risk of protracted litigation. The settlement is not an admission of liability, which the defendants expressly deny. The settlement will not result in the payment of a material amount by the defendants.

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

     The Partnership owns a 50% joint venture interest in 31 commercial / industrial acres in Pompano Beach, Florida, which is encumbered by a mortgage loan in the principal amount of approximately $4 million at June 30, 1995. As a result of the Partnership's previous determination that the development of the land was no longer economically profitable, during April 1992, the Partnership and its joint venture partner each tendered payment in the amount of approximately $3.1 million to the lender for their respective shares of the guarantee payment required under the loan agreement and certain other holding costs, the majority of which reduced the outstanding mortgage loan to its current balance. The venture also intended at that time to convey title to the property to the lender; however, such conveyance was deferred pending resolution of certain general development obligations of the venture as well as certain environmental issues. The Partnership had been negotiating with the lender regarding the scope of the development and environmental work required to be done. Negotiations with the lender were unsuccessful, and the lender has filed a lawsuit with the Broward County Circuit Court in which the lender asserts, among other things, that the mortgage loan is with recourse to the joint venture partners as a result of the partners' failure to perform in accordance with the terms of the loan agreement. The lender is demanding payment of the outstanding loan balance plus interest thereon. The Partnership believes this claim is without merit and is vigorously defending the lawsuit. With respect to the environmental issues, the previous owner remains obligated to undertake the clean up pursuant to, among other things, a surviving obligation under the purchase and sale agreement. The clean-up began in July 1994, and the first phase of the remedial action plan was completed in October 1994. Further action plans

                             ARVIDA/JMB PARTNERS, L.P.
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


are now underway. If the previous owner is unable to fulfill all its obligations as they relate to this environmental issue, the venture and ultimately the Partnership may be obligated for such costs. Should this occur, the Partnership does not anticipate the cost of this clean-up to be material to its operations.

     The Partnership is seeking a permit to develop approximately 1,166 of the approximate 2,475 gross acres contained in Increment III of the Weston Community, portions of which are environmentally sensitive areas and are subject to protection as wetlands. The Partnership's current application for a wetlands permit for Increment III, as modified on July 31, 1995, includes proposed wetlands mitigation of approximately 1,553 acres, improvement of the mitigation area as functioning wetlands, including development refuge habitat areas, and ongoing maintenance and monitoring of the wetlands, together with construction of schools, parks, roads, sewers and related infrastructure, in addition to residential and commercial development on approximately 1,166 acres. This includes approximately 226 acres of land owned by the Partnership outside of Increment III, which was acquired to augment the Partnership's mitigation response to The United States Army Corps of Engineers (the "Corps"), which is the governmental agency responsible for issuing permits involving development of wetlands areas.

     The EPA's position that no more than 120 gross acres in Increment III should be permitted to be developed, its recommendation that adequate compensatory mitigation be implemented in connection with such development, the Partnership believes, based on further dialogue with the EPA, that the EPA no longer adheres to that view, but as of this date has not formally retracted its August 1994 position and the Partnership continues to pursue issuance of the permit for development of Increment III on the terms and conditions previously set forth in its application, as modified on July 31, 1995. The Corps has rejected the recommendation of the EPA and has advised the Partnership that it is continuing to consider the Partnership's current application as modified on July 31, 1995. During October 1994, the Corps performed an independent analysis of the wetlands impact and mitigation, and on May 15, 1995, the Partnership received a formal response from the Corps regarding the results of this analysis. The Corps response contained a computation of wetland impacts and mitigation credits showing a net loss of 59 functional units as analyzed by the Corps. The Corps required the Partnership to demonstrate mitigation for wetland impacts resulting from the project and how the Partnership would avoid a loss of the 59 functional units. The Partnership filed submittal submission No. 7 on July 31, 1995 describing how the Partnership proposes to overcome the deficit and that analysis has been accepted by the Corps. The Partnership's application is now in a 30 day comment period expiring September 1, 1995 after which the Partnership anticipates final comments to be received from the Corps.

     If the Corps ultimately issues a permit generally on the same terms and conditions as set forth in the Partnership's amended application, the EPA retains certain rights to veto or to seek to elevate the determination to issue a permit to higher governmental officials. Elevation would delay the effectiveness of the permit and could result in a decision to uphold, modify or retract issuance of the permit. If the Partnership does not ultimately receive its permit through the administrative process, it may seek a judicial review in Federal district court of the denial of the permit. Additionally, the Partnership could initiate an action in the United States Court of Federal Claims seeking a determination that denial of the permit constitutes a "taking" of the Partnership's property for which the Partnership is due just compensation. The pursuit of these legal actions would likely be lengthy.

                             ARVIDA/JMB PARTNERS, L.P.
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Partnership continues to believe that it will ultimately obtain a permit from the Corps to develop Increment III of the Weston Community on substantially the same terms and conditions for which it has currently applied, including the July 31, 1995 modification. However, there is no assurance that such permit will in fact be obtained or, if not obtained, that the Partnership would be successful in pursuing the above-mentioned legal actions. In addition, if such a permit were obtained, the Partnership would also need certain other approvals, including state and local approvals, to develop Increment III in accordance with the Partnership's current development plans. If such permits and other approvals are not obtained, the Partnership would be required to revise its development plans for the remaining portions of Increment I and II of the Weston Community, as well as its development plans for Increment III. Such revisions would have a material adverse impact on the timing and amount of net income and net cash flow ultimately realized by the Partnership from the development of the Weston Community.

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

     The District issued $64,660,000 of variable rate bonds in November 1989 and $31,305,000 of variable rate bonds in July 1991. These bonds mature in various years commencing in May 1991 through May 2011. In order

                             ARVIDA/JMB PARTNERS, L.P.
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


to reduce the exposure of variable rate debt, the District pursued new bond issuances. During March 1995, the District issued approximately $99 million of bonds at fixed rates of interest ranging from 4% to 8.25% per annum. These bonds mature in various years commencing May 1999 through May 2011. The proceeds from this offering were used to refund the outstanding 1989 and 1991 bonds described above, as well as to fund the issuance costs incurred in connection with this offering and deposits to certain reserve accounts for future bond debt service requirements. At June 30, 1995, the amount of bonds issued and outstanding totalled $98,575,000.


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

     Section 4.2F of the Partnership Agreement requires the allocation of Profits (as defined) to the General Partner and Associate Limited Partners in order to take account of a current or anticipated reduction in the Partnership's indebtedness and certain other circumstances. As the Partnership had net income for financial reporting and Federal income tax purposes for the six months ended June 30, 1995, an allocation of Profits to the General Partner and Associate Limited Partners in accordance with
Section 4.2F of the Partnership Agreement was not required for this period.

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


(10)  ADJUSTMENTS

     In the opinion of the General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of June 30, 1995 and December 31, 1994 and for the three and six month periods ended June 30, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At June 30, 1995 and December 31, 1994, the Partnership had cash and cash equivalents of approximately $6,209,400 and $22,024,400, respectively.

The decrease in cash and cash equivalents at June 30, 1995 as compared to December 31, 1994 is due primarily to required debt service payments as well as distributions to partners made in February 1995, as further discussed below. Remaining cash and cash equivalents were available for debt service and working capital requirements. The source of both short-term and long-term future liquidity is expected to be derived primarily from the sale of housing units, homesites and land parcels and through the Partnership's credit facilities, which are discussed below.

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

     Despite some weakness in the housing market, based upon current inventory levels as well as the outstanding contracts for housing units and homesites, the Partnership currently anticipates that the Partnership will generate net cash flow in excess of scheduled debt service during 1995.

     At June 30, 1995, the Partnership's credit facility consists of a term loan in the original amount of $85,252,520, a revolving line of credit facility up to $20 million, an income property term loan in the original amount of $18,233,326 and a $15 million letter of credit facility. The term loan, the revolving line of credit and the letter of credit facility are secured by recorded mortgages on all otherwise unencumbered real property assets of the Partnership as well as an assignment of all mortgages receivable, equity memberships, certain joint venture interests or joint venture proceeds, and cash balances (with the exception of deposits held in escrow). The income property term loan is secured by the recorded first mortgage on a mixed-use center in Boca Raton, Florida. An office building also located in Boca Raton which served as additional collateral for the income property term loan was sold in May 1995. All of the notes under the facility are cross-collateralized and cross-defaulted.

     Under the term loan agreement, the Partnership made scheduled principal payments of $10 million in March 1994 and February 1995 and a $5 million principal payment in July 1995. In addition, the term loan agreement provides for additional principal repayments based upon a specified percentage of available cash flow and upon the sale of certain assets. During the six months ended June 30, 1995, the Partnership made such additional term loan payments totalling approximately $20.0 million. Principal repayments of $10 million and $5 million on the term loan are due in February 1996 and July 1996, respectively. The remaining balance outstanding is due in July 1997. Under the income property term loan, principal payments of $0.1 million are required to be paid monthly until March 1996 when the remaining outstanding principal balance will be due. The revolving line of credit matures in December 1995. The letter of credit facility had been scheduled to mature in July 1995, but has been extended for one year and will mature in July 1996. At June 30, 1995, all of the term loan proceeds had been borrowed with a remaining balance of $43,461,864. The balances outstanding on the revolving line of credit facility, the income property term loan and the letter of credit facility at June 30, 1995 are $10,000,000, $13,366,746 and $9,773,800, respectively.

     The Partnership closed on the sale of an office building located in downtown Boca Raton, Florida known as Mizner Place during May, 1995. In accordance with the terms of the Partnership credit facility, the net proceeds from the sale of approximately $4.0 million were used to paydown the income property term loan.

     The credit facility contains significant restrictions with respect to the payment of distributions to partners, the maintenance of certain loan-to-value ratios, the use of proceeds from the sale of the Partnership's assets, and advances to the Partnership's joint ventures. Although the Partnership's term loan, income property term loan, revolving line of credit and letter of credit facility mature at varying dates ranging from December 1995 to July 1997, as discussed above, the Partnership believes that the current and expected future liquidity and capital resources of the Partnership, including its credit facilities, generally should be adequate to fund currently expected short- and long-term capital requirements for development and other costs of operations. At this time, the Partnership anticipates renewing certain of its facilities with its lenders at the time of their maturities. Although there can be no assurance, the Partnership currently believes that it will be able to obtain such renewals from its lenders.

     The Partnership has executed a contract to purchase approximately 241 acres of undeveloped land adjacent to its River Hills Community located near Tampa, Florida for an acquisition price of approximately $3.2 million.

The Partnership plans to develop and market this land as part of the River Hills Community. The Partnership is currently in the due diligence phase with respect to this potential acquisition and there can be no assurance that a final agreement will be reached with the seller on terms acceptable to the Partnership.

     The Partnership has a $28.9 million revolving construction line of credit for three buildings and certain amenities within the Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay. This line of credit, currently, bears interest at the lender's prime rate (9% at June 30, 1995) plus 1/2% per annum and matures in January 1997. At June 30, 1995, approximately $4.4 million was outstanding under this note related to two buildings currently under construction. The Partnership currently anticipates that this amount will be repaid from the proceeds from the sale of condominium units within these two buildings. The receipt of sales proceeds from units sold within the first building prior to December 31, 1994 which closed during the six months ended June 30, 1995 is the primary cause of the decrease in trade and other accounts receivable at June 30, 1995 as compared to December 31, 1994.

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

     The Partnership is seeking a permit to develop approximately 1,166 of the approximate 2,475 gross acres contained in Increment III of the Weston Community, portions of which are environmentally sensitive areas and are subject to protection as wetlands. The Partnership's current application for a wetlands permit for Increment III, as modified on July 31, 1995, includes proposed wetlands mitigation of approximately 1,553 acres, improvement of the mitigation area as functioning wetlands, including development refuge habitat areas, and ongoing maintenance and monitoring of the wetlands, together with construction of schools, parks, roads, sewers and related infrastructure, in addition to residential and commercial development on approximately 1,166 acres. This includes approximately 226 acres of land owned by the Partnership outside of Increment III, which was acquired to augment the Partnership's mitigation response to the United States Army Corps of Engineers (the "Corps"), which is the governmental agency responsible for issuing permits involving development of wetlands areas.

     The EPA's position that no more than 120 gross acres of Increment III should be permitted to be developed, its recommendation that adequate compensatory mitigation be implemented in connection with such development, the Partnership believes, based on further dialogue with the EPA that the EPA no longer adheres to that view, but as of this date has not formally retracted its August 1994 position and the Partnership continues to pursue issuance of the permit for development of Increment III on the terms and conditions previously set forth in its application, as modified on July 31, 1995. The Corps has rejected the recommendation of the EPA and has advised the Partnership that it is continuing to consider the Partnership's current application as modified on July 31, 1995. During October 1994, the Corps performed an independent analysis of the wetlands impact and mitigation and on May 15, 1995 the Partnership received a formal response from the Corps regarding the results of this analysis. The Corps response contained a computation of wetland impacts and mitigation credits showing a net loss of 59 functional units as analyzed by the Corps. The Corps required the Partnership to demonstrate mitigation for wetland impacts resulting from the project and how the Partnership would avoid a loss of the 59 functional units. The Partnership filed submittal submission No. 7 on July 31, 1995 describing how the Partnership proposes to overcome the deficit and that analysis has been accepted by the Corps. The Partnership's application is now in a 30 day comment period expiring September 1, 1995 after which the Partnership anticipates final comments to be received from the Corps.

     If the Corps ultimately issues a permit generally on the same terms and conditions as set forth in the Partnership's amended application, the EPA retains certain rights to veto or to seek to elevate the determination to issue a permit to higher governmental officials. Elevation would delay the effectiveness of the permit and could result in a decision to uphold, modify or retract issuance of the permit. If the Partnership does not ultimately receive its permit through the administrative process, it may seek a judicial review in Federal district court of the denial of the permit. Additionally, the Partnership could initiate an action in the United States Court of Federal Claims seeking a determination that denial of the permit constitutes a "taking" of the Partnership's property for which the Partnership is due just compensation. The pursuit of these legal actions would likely be lengthy.

     The Partnership continues to believe that it will ultimately obtain a permit from the Corps to develop Increment III of the Weston Community on substantially the same terms and conditions for which it has currently applied, including the July 31, 1995 modification. However, there is no assurance that such permit will in fact be obtained or, if not obtained, that the Partnership would be successful in pursuing the above-mentioned legal actions. In addition, if such a permit were obtained, the Partnership would also need certain other approvals, including state and local approvals, to develop Increment III in accordance with the Partnership's current development plans. If such permits and other approvals are not obtained, the Partnership would be required to revise its development plans for the remaining portions of Increment I and II of the Weston Community, as well as its development plans for Increment III. Such revisions would have a material adverse impact on the timing and amount of net income and net cash flow ultimately realized by the Partnership from the development of the Weston Community.

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

RESULTS OF OPERATIONS

     The results of operations for the three and six months ended June 30, 1995 and 1994 are primarily attributable to the development and sale or operation of the Partnership's assets. See Note 1 for a discussion regarding the recognition of profit from sales of real estate.

     For the quarter ended June 30, 1995, the Partnership (including its consolidated joint ventures) closed on the sale of 309 housing units, 120 homesites, approximately 127 acres of undeveloped land tracts, as well as an office building located in downtown Boca Raton, Florida known as Mizner Place. This compares to closings in the second quarter of 1994 of 248 housing units, 143 homesites and approximately ten acres of developed and undeveloped land tracts. Outstanding contracts ("backlog") as of June 30, 1995 were for 987 housing units, 77 homesites and approximately 10 acres of developed and undeveloped land tracts. This compares to a backlog as of June 30, 1994 of 880 housing units, 95 homesites and approximately 28 acres of developed and undeveloped land tracts.

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

     Historically, a substantial portion of the Partnership's housing revenues during the first six month of a given year are generated from the closing of units contracted in the prior year. The increase in housing revenues for the six months ended June 30, 1995 as compared to the same period in 1994 is primarily attributable to the substantial increase in the backlog of unclosed housing units at the Partnership's Weston Community at December 31, 1994 in comparison to December 31, 1993. The favorable variances in housing revenues is partially offset by a decrease in the number of units closed at the Partnership's Broken Sound Community which is nearing close-out. Also offsetting the favorable variance in housing revenues was a decline in the amount of revenue recognized under the percentage of completion method at Arvida's Grand Bay on Longboat Key, Florida. The Partnership recognized the initial revenue from this project in May of 1994.

     The decline in the number of closings at the Partnership's Broken Sound Community as well as the decline in revenues recognized at Arvida's Grand Bay are primarily the cause for the decrease in revenues for the three months ended June 30, 1995 as compared to the same period in 1994.

     The gross operating profit margin from housing activity decreased for the three and six months ended June 30, 1995 primarily as a result of the substantial decline in the number of units closed at the Partnership's Broken Sound Community. Due to the substantial sell-out during 1994 and early 1995 of the higher priced, higher profit margin product built by the Partnership in this Community, future gross operating margins from housing activities are not expected to be as high as recent years' margins. The mix of the product sold at the Partnership's Weston Community also contributed to the decrease in the gross operating profit margin from housing activity for the three and six month periods ended June 30, 1995 as compared to the same periods in 1994.

     The decrease in homesite revenues for the three and six months ended June 30, 1995 as compared to the same periods in 1994 is due primarily to fewer lot closings in the Partnership's Communities in Weston and Jacksonville, Florida. These decreased closings and revenues are directly attributable to the implementation of managements's decision to place more emphasis on its home building operations. Homesite revenues increased for the three month period ended June 30, 1995 in comparison to the three month period ended March 31, 1995 primarily as a result of the introduction of new product in the Partnership's Weston as well as the timing of lot closings by unaffiliated third party builders in the Community. In spite of this increase during the second quarter, homesite revenue for 1995 are expected to fall substantially below amounts recognized in prior years.

     The decrease in the gross operating profit margin from homesite activities for the six months ended June 30, 1995 as compared to the same period in 1994 is due primarily to certain adjustments made to the cost of sales in the first quarter of 1994 to reflect changes in development cost estimates for certain of the Partnership's products, primarily in the Weston Community.

     The increase in land and property revenues for the three and six months ended June 30, 1995 as compared to the same periods in 1994 is due to the closings in 1995 of approximately 67.3 acres of undeveloped commercial land parcels in Palm Beach County, Florida, the sale of the Partnership's cable operation in its Broken Sound Community and the sale of an office building located in downtown Boca Raton, Florida known as Mizner Place. Also contributing to the increased revenues is the sale of approximately 82 acres of undeveloped land located in Sarasota, Florida which was distributed to the Partnership by one of its joint ventures.
Land and property revenues for the three and six months ended June 30, 1994 consisted primarily of an approximate 3-acre undeveloped commercial parcel in the Partnership's Weston Community, as well as an approximate 7-acre undeveloped commercial parcel in Palm Beach County, Florida.

     The increase in the gross operating profit margin from land and property sales for the six months ended June 30, 1995 as compared to the same periods in 1994 is due primarily to the low cost basis of the land and property sales generated in the first quarter of 1995. The gross operating profit margin from land and property sales decreased during the three months ended June 30, 1995 as compared to the same period in 1994 due to the recognition in 1994 of profits related to land sales which occurred in previous years but had been deferred for financial reporting purposes as well as the lower cost basis of the land parcels sold during the three months ended June 30, 1994 as compared to the same period in 1995.

     Operating properties represents activity from the Partnership's club and hotel operations, commercial properties and certain other operating assets. Revenues generated by the Partnership's operating properties increased for the three and six months ended June 30, 1995 as compared to the same periods in 1994 due primarily to increased membership activity at the Partnership's club operations. Revenues also increased at the Partnership's hotel operation in Boca Raton, Florida due to an increase in the average daily room rates and occupancy. As a result of a corresponding increase in cost of revenues relating to increased activity at the Partnership's clubs and hotel, the gross operating margin from operating properties remained relatively unchanged for the three and six months ended June 30, 1995 as compared to the same period in 1994.

     Brokerage and other operations represents activity from the sale of unaffiliated third-party builders' homes within the Partnership's Communities, activity from the resale of real estate inside and outside of the Partnership's Communities, proceeds from the Partnership's property management activities, as well as fees earned from various management agreements with joint ventures. Revenues from brokerage and other operations declined for the six month period ended June 30, 1995 as compared to the same period in 1994 as a result of the decline in the number of builder units closings at the Partnership's Broken Sound Community, which is nearing close-out, as well as a decline in the number of builder unit closings at the Partnership's Weston Community resulting from management's decision to place more emphasis on the Partnership's home building operations. This decline in activity at Broken Sound and Weston also contributed to the decline in revenues from brokerage and other operations for the three month period ended June 30, 1995 as compared to the same period in 1994. A decline in revenues from resale operations at Longboat Key, Florida also contributed to the unfavorable variance in brokerage and other operations for the three months ended June 30, 1995 as compared to the same period in 1994.

     The gross operating profit margin from brokerage and other operations declined for the six month period ended June 30, 1995 as compared to the same period in 1994 primarily due to an adjustment recorded to cost of revenues during the first quarter of 1995 to properly reflect commissions paid in connection with the sales of builders' homes within the Partnership's Communities which had closed prior to December 31, 1994.

     Selling, general and administrative expenses include all marketing costs, with the exception of those costs capitalized in conjunction with the construction of housing units, and project and general administrative costs. These expenses are net of the marketing fee reimbursements received from third-party builders. The increase in selling, general and administrative expenses for the three and six months ended June 30, 1995 as compared to the same periods in 1994 is due primarily to an increase in project administrative costs and marketing expenditures at certain of the Partnership's communities, as well as an increase in the time spent on the administration of the Partnership. The unfavorable variance also resulted from lower marketing fees earned due to a decrease in the number of homes closed by unaffiliated third-party builders within the Partnership's Communities. This decrease is a direct result of the Partnership's decision to place more emphasis on its homebuilding operations, as discussed above.

     Interest income increased for the three and six months ended June 30, 1995 as compared to the same periods in 1994 due to an increase in the average amounts invested in 1995 in short-term financial instruments, as well as an increase during 1995 in the interest rates earned on such investments.

     The increase in equity in earnings of unconsolidated ventures for the six months ended June 30, 1995 as compared to the same period 1994 resulted primarily from the recording of the Partnership's share of income generated from a land sale by its commercial joint venture located in Ocala, Florida.

    Interest and real estate taxes decreased for the three and six months ended June 30, 1995 as compared to the same periods in 1994 due primarily to a decrease in the average amount of borrowings outstanding during the period, as well as an increase in the amount of real estate inventories which meet the requirements for capitalization of these costs.


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

     On August 10, 1993, the Circuit Court of Dade County issued a final order approving the terms of a class action settlement with opposing counsel in one of the pending homeowners' lawsuits, which resolved substantial portions of the pending homeowners' lawsuits that had been filed. The settlement, which is designed to resolve claims arising in connection with estate and patio homes and condominiums sold by the Partnership after September 10, 1987, is structured to compensate residents for losses not covered by insurance. Homeowners of approximately 85% of the units in Country Walk have accepted the settlement. The Partnership currently believes that the class action settlement may cost approximately $2.5 million. The settlement is being funded by one of the Partnership's insurers, subject to a reservation of rights. The amount of money, if any, which the insurance company may recover from the Partnership pursuant to its reservation of rights, is otherwise, is uncertain.

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

     Homeowners who affirmatively rejected the offer of settlement by opting out were permitted to continue litigation against the Partnership. The Partnership was and is party to a number of claims brought by condominium and patio homeowners, all of whom have declined to accept the terms of the class action settlement. Some of these actions by those homeowners who have opted out of the settlement have been settled. The aggregate amount of these settlements to date is approximately $414,000. One of the Partnership's insurers has funded these settlements. The amount of money that the insurance company may recover from the Partnership pursuant to any reservation of rights, or otherwise, is uncertain. Therefore, the accompanying Consolidated Financial Statements do not reflect any accruals related to this matter. Currently, the Partnership is involved in five lawsuits with homeowners who have opted out of the original settlement which are pending in the Circuit Court of Dade County and one claim that has not been filed as a lawsuit. Recently, the Partnership has agreed in principle to resolve these remaining opt out lawsuits. The settlement amounts necessary to resolve these matters is expected to be approximately $106,000. The Partnership can give no assurances that such settlement will in fact be consummated and the accompanying consolidated financial statements do not reflect an accrual for such costs.

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

     As noted above, one of the Partnership's insurance carriers has been funding settlements of various litigation related to Hurricane Andrew. In some, but not all, instances, the insurance carrier has provided the Partnership with written reservation of rights letters. The aggregate amount of the settlements funded to date by this carrier is approximately $8.0 million. The insurance carrier that funded these settlements pursuant to certain reservations of rights has stated its position that it has done so pursuant to various non-waiver agreement. The carrier's position was that these non-waiver agreements permitted the carrier to fund settlements without barring the carrier from raising insurance coverage issues or waiving such coverage issues. On May 23, 1995, the insurance carrier rescinded the various non-waiver agreements currently in effect regarding the remainder of the Hurricane Andrew litigation, allegedly without waiving any future coverage defenses, conditions, limitations, or rights. For this and other reasons, the extent to which the insurance carrier may recover any of these proceeds from the Partnership is uncertain. Therefore, the accompanying Consolidated Financial Statements do not reflect any accruals related to this matter.

     A second amended complaint captioned Berry v. Merrill Lynch, Pierce Fenner & Smith, Arvida/JMB Partners, Limited Partnership, Arvida/JMB Managers, Inc., JMB Realty Corporation and Does 1 through 100, was filed in the Superior Court of the State of California in and for the County of San Diego, Case No. 669709. The lawsuit was purportedly filed as a class action on behalf of the named plaintiffs and all other persons or entities in the State of California who bought or acquired, directly or indirectly, limited partnership interests ("Interests") in the Partnership from September 1, 1987 through the present. The second amended complaint in the action alleges, among other things, that the defendants made misrepresentations and concealed various facts, breached fiduciary duties, and violated a contractual covenant of good faith in connection with the sale of Interests in the Partnership. The second amended complaint further alleges that such conduct violated California state law relating to fraud, constructive fraud, breach of fiduciary duty, willful suppression of facts, breach of the covenant of good faith, and conspiracy. Plaintiffs, on behalf of themselves and the purported plaintiff class, seek unspecified compensatory damages, consequential damages, punitive and exemplary damages, recission, interest, costs of the suit, and such other relief as the court may order. In October 1994, after the court denied defendants' demurrers, defendants answered the second amended complaint denying the material allegations of the complaint and setting forth various affirmative defenses. During March 1995, the court issued an order that it would not entertain any motions for certification of a class. Subsequent thereto, defendants have entered into a settlement agreement in order to put to rest all controversy and to avoid further disruption to defendants' ordinary business operations and the expense, burden and risk of protracted litigation. The settlement is not an admission of liability, which the defendants expressly deny. The settlement will not result in the payment of a material amount by the defendants.

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

      4.10. Second Amended and Restated Credit Agreement dated November 29, 1994, among Arvida/JMB Partners, L.P., Arvida/JMB Partners, Southeast Florida Holdings, Inc., Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership, Weston Hills Country Club Limited Partnership and Chemical Bank and Nationsbank of Florida, N.A. ***

      4.11. Affirmation and Amendment of Security Documents dated November 29, 1994, among Arvida/JMB Partners, Arvida/JMB Partners, L.P., Southeast Florida Holdings, Inc., Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership, Weston Hills Country Club Limited Partnership and Chemical Bank. ***

      4.12. Modification of Mortgage and Security Agreement and Other loan Documents dated November 29, 1994, among Arvida/JMB Partners, Weston Hills Country Club Limited Partnership and Chemical Bank. ***

      4.13. Modification of First Mortgage and Security Agreement and Other Loan Documents dated November 29, 1994, among Arvida/JMB Partners, Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership and Chemical Bank. ***

      4.14. Credit Agreement extension dated July 28, 1995 made by Arvida/JMB Partners, L.P., Arvida/JMB Partners, Southeast Florida Holdings, Inc., Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership, Weston Hills Country Club Limited Partnership and Chemical Bank is filed herewith.

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

     (b) No reports on Form 8-K have been filed by the Partnership during the period covered by this report.

                                    SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   ARVIDA/JMB PARTNERS, L.P.

                   BY:    Arvida/JMB Managers, Inc.
                          (The General Partner)




                          By:    GAILEN J. HULL
                                 Gailen J. Hull, Vice President
                          Date:  August 9, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                 GAILEN J. HULL
                                 Gailen J. Hull, Principal Accounting Officer
                          Date:  August 9, 1995