Form 10-Q
period 1995-09-30
ARVIDA JMB PARTNERS L P
filed 1995-11-13
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C.   20549



                                     FORM 10-Q



                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934




For the quarter ended September 30, 1995      Commission file #0-16976




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

                                 TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION


Item 1.      Financial Statements. . . . . . . . . . . . . . . . . . .      3


Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations. . . . . . . . . . . . . . . . . . . . . . . .     26




PART II      OTHER INFORMATION


Item 1.      Legal Proceedings . . . . . . . . . . . . . . . . . . . .     33

Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . . .     37

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                                  ARVIDA/JMB PARTNERS, L.P.
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                                 CONSOLIDATED BALANCE SHEETS

                                          SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                                         (UNAUDITED)

                                                           ASSETS
                                                           ------

                                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                                            1995              1994
                                                                                       -------------       -----------
Cash and cash equivalents (note 3) . . . . . . . . . . . . . . . . . . . . . . . .       $    666,922       22,024,390
Restricted cash (note 3) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15,355,581       14,232,540
Trade and other accounts receivable (net of allowance for doubtful accounts of $214,953 at September 30, 1995 and $229,542 at
  December 31, 1994) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15,709,947       18,209,957
Mortgages receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            872,101        1,094,223
Real estate inventories (note 2) . . . . . . . . . . . . . . . . . . . . . . . . .        235,578,477      207,874,438
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .         71,630,356       69,114,559
Investments in and advances to joint ventures, net . . . . . . . . . . . . . . . .         13,869,287       23,178,951
Equity memberships . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,225,857       10,536,864
Amounts due from affiliates (note 6) . . . . . . . . . . . . . . . . . . . . . . .            221,273          524,556
Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . . . . . .          9,365,613        9,581,234
                                                                                         ------------     ------------

          Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $372,495,414      376,371,712
                                                                                         ============     ============
                                                  ARVIDA/JMB PARTNERS, L.P.
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                           CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                            (UNAUDITED)

                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                    -----------------------------------------------------

                                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                                            1995              1994
                                                                                        -------------      -----------
Liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 20,743,733       24,142,890
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         29,158,727       27,082,766
  Accrued expenses and other liabilities . . . . . . . . . . . . . . . . . . . . .         18,634,428       13,418,777
  Notes and mortgages payable, net (note 4). . . . . . . . . . . . . . . . . . . .         91,208,309      115,147,525
                                                                                         ------------     ------------
  Commitments and contingencies (notes 1, 4, 5, 6, 7 and 8)

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .        159,745,197      179,791,958
                                                                                         ------------     ------------


Partners' capital accounts:
  General Partner and Associate Limited Partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             20,000           20,000
    Cumulative net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         34,795,572       34,328,454
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .        (33,912,035)     (33,609,346)
                                                                                         ------------     ------------
                                                                                              903,537          739,108
                                                                                         ------------     ------------
  Limited Partners:
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . .        364,841,815      364,841,815
    Cumulative net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (10,900,363)     (32,354,861)
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .       (142,094,772)    (136,646,308)
                                                                                         ------------     ------------
                                                                                          211,846,680      195,840,646
                                                                                         ------------     ------------
          Total partners' capital accounts . . . . . . . . . . . . . . . . . . . .        212,750,217      196,579,754
                                                                                         ------------     ------------

          Total liabilities and partners' capital. . . . . . . . . . . . . . . . .       $372,495,414      376,371,712
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

                                                  ARVIDA/JMB PARTNERS, L.P.
                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                   THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                         (UNAUDITED)
                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    SEPTEMBER 30                      SEPTEMBER 30
                                                             --------------------------       --------------------------
                                                                1995            1994            1995             1994
                                                            -----------      ----------     -----------       ----------
Revenues:
  Housing. . . . . . . . . . . . . . . . . . . . . . . .    $52,852,200      47,597,166     153,272,951      138,925,711
  Homesites. . . . . . . . . . . . . . . . . . . . . . .      8,095,500       9,961,667      20,592,114       33,857,895
  Land and property. . . . . . . . . . . . . . . . . . .      2,233,962       3,185,798      27,456,635        8,006,935
  Operating properties . . . . . . . . . . . . . . . . .      6,138,199       5,882,926      21,344,683       19,597,595
  Brokerage and other operations . . . . . . . . . . . .      6,633,496       7,338,695      21,367,572       23,597,186
                                                            -----------      ----------     -----------      -----------
        Total revenues . . . . . . . . . . . . . . . . .     75,953,357      73,966,252     244,033,955      223,985,322
                                                            -----------      ----------     -----------      -----------
Cost of revenues:
  Housing. . . . . . . . . . . . . . . . . . . . . . . .     46,283,942      38,692,173     129,390,715      109,679,555
  Homesites. . . . . . . . . . . . . . . . . . . . . . .      4,582,978       5,396,961      12,705,371       19,619,916
  Land and property. . . . . . . . . . . . . . . . . . .        763,071       2,044,729      11,715,187        4,291,094
  Operating properties . . . . . . . . . . . . . . . . .      6,688,270       6,567,634      20,803,206       19,789,951
  Brokerage and other operations . . . . . . . . . . . .      6,307,434       6,088,869      20,033,598       19,550,564
                                                            -----------      ----------     -----------      -----------
        Total cost of revenues . . . . . . . . . . . . .     64,625,695      58,790,366     194,648,077      172,931,080
                                                            -----------      ----------     -----------      -----------
Gross operating profit . . . . . . . . . . . . . . . . .     11,327,662      15,175,886      49,385,878       51,054,242
Selling, general and administrative
  expenses . . . . . . . . . . . . . . . . . . . . . . .     (4,959,400)     (4,810,375)    (17,408,010)     (14,062,348)
Writedowns to the carrying value of real estate
  inventories and other assets . . . . . . . . . . . . .     (8,544,668)          --         (8,544,668)           --
                                                            -----------      ----------     -----------      -----------
        Net operating income (loss). . . . . . . . . . .     (2,176,406)     10,365,511      23,433,200       36,991,894

                                                  ARVIDA/JMB PARTNERS, L.P.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)




                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    SEPTEMBER 30                      SEPTEMBER 30
                                                             --------------------------       --------------------------
                                                                1995            1994            1995             1994
                                                            -----------      ----------     -----------       ----------

Interest income. . . . . . . . . . . . . . . . . . . . .        231,171         311,852         842,833          656,847
Equity in earnings (losses) of
  unconsolidated ventures. . . . . . . . . . . . . . . .        (51,131)       (159,142)      1,028,054         (181,492)
Interest and real estate taxes, net. . . . . . . . . . .     (1,069,026)     (1,802,996)     (3,382,471)      (6,602,242)
                                                            -----------      ----------     -----------       ----------
        Net income (loss). . . . . . . . . . . . . . . .    $(3,065,392)      8,715,225      21,921,616       30,865,007
                                                            ===========      ==========     ===========       ==========

        Net income (loss) per Limited
          Partnership Interest . . . . . . . . . . . . .    $     (7.51)          21.35           53.11            75.34
                                                            ===========      ==========     ===========       ==========

        Cash distributions per Limited
          Partnership Interest . . . . . . . . . . . . .    $     --              --              13.49             6.35
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

                                                  ARVIDA/JMB PARTNERS, L.P.
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                         (UNAUDITED)

                                                                                              1995               1994
                                                                                          ------------       -----------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $21,921,616        30,865,007
Charges (credits) to net income not requiring (providing) cash:
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,142,937         4,149,683
  Equity in (earnings) losses of unconsolidated ventures . . . . . . . . . . . . . . .      (1,028,054)          181,492
  Provision for doubtful accounts. . . . . . . . . . . . . . . . . . . . . . . . . . .             797            28,234
  Loss (gain) on disposition of property and equipment . . . . . . . . . . . . . . . .      (3,558,118)           33,121
  Writedowns to the carrying value of real estate inventories
    and other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,544,668             --
Changes in:
  Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,123,041)       (4,008,607)
  Trade and other accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . .       2,499,213       (18,589,232)
  Real estate inventories:
    Additions to real estate inventories . . . . . . . . . . . . . . . . . . . . . . .    (171,146,574)     (146,235,805)
    Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     153,811,273       133,590,565
    Capitalized interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (6,305,017)       (6,085,929)
    Capitalized real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .      (3,346,249)       (2,397,269)
  Equity memberships . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,311,007         3,422,830
  Amounts due from affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         303,283          (174,092)
  Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . . . . . . .        (230,059)         (179,669)
  Accounts payable, accrued expenses and other liabilities . . . . . . . . . . . . . .       1,730,068        16,168,019
  Deposits and unearned income . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,075,961        10,239,209
                                                                                          ------------       -----------

          Net cash provided by operating activities. . . . . . . . . . . . . . . . . .       9,603,711        21,007,557
                                                                                          ------------       -----------

                                                  ARVIDA/JMB PARTNERS, L.P.
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                                              1995               1994
                                                                                          ------------       -----------
Cash flows from investing activities:
  Mortgages receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         222,122         1,421,273
  Acquisitions of property and equipment . . . . . . . . . . . . . . . . . . . . . . .      (9,682,156)       (5,335,285)
  Proceeds from sales and disposals of property and equipment. . . . . . . . . . . . .       7,027,220             2,528
  Joint venture distributions, net . . . . . . . . . . . . . . . . . . . . . . . . . .       1,212,594           372,626
  Payments from (advances to) joint ventures . . . . . . . . . . . . . . . . . . . . .         (50,590)          172,677
                                                                                          ------------       -----------
          Net cash used in investing activities. . . . . . . . . . . . . . . . . . . .      (1,270,810)       (3,366,181)
                                                                                          ------------       -----------
Cash flows from financing activities:
  Proceeds from notes and mortgages payable. . . . . . . . . . . . . . . . . . . . . .      46,816,477        14,644,990
  Payments of notes and mortgages payable. . . . . . . . . . . . . . . . . . . . . . .     (70,755,693)      (32,905,451)
  Distributions to General Partner and Associate Limited Partners. . . . . . . . . . .        (302,689)         (142,523)
  Distributions to Limited Partners. . . . . . . . . . . . . . . . . . . . . . . . . .      (5,448,464)       (2,565,432)
  Payment of bank overdrafts . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --             (372,517)
                                                                                          ------------       -----------
          Net cash used in financing activities. . . . . . . . . . . . . . . . . . . .     (29,690,369)      (21,340,933)
                                                                                          ------------       -----------
Decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .     (21,357,468)       (3,699,557)

Cash and cash equivalents, beginning of year . . . . . . . . . . . . . . . . . . . . .      22,024,390        20,566,609
                                                                                          ------------       -----------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . . . . . .    $    666,922        16,867,052
                                                                                          ============       ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest, net of amounts capitalized. . . . . . . .    $      --            2,193,827
                                                                                          ============       ===========
  Non-cash investing and financing activities:
    Distribution of land from unconsolidated joint venture . . . . . . . . . . . . . .    $    717,472             --
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

                            SEPTEMBER 30, 1995 AND 1994

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

                              ARVIDA/JMB PARTNERS, L.P.
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     Capitalized Interest and Real Estate Taxes

     Interest and real estate taxes incurred are capitalized to qualifying assets, principally real estate inventories. Such capitalized interest and real estate taxes are charged to cost of revenues as sales of real estate inventories are recognized. Interest, including the amortization of loan fees, of $6,439,468 and $8,338,592 was incurred for the nine months ended September 30, 1995 and 1994, respectively, of which $6,305,017 and $6,085,929 was capitalized, respectively. Interest payments, including amounts capitalized, of $6,037,837 and $8,279,756 were made during the nine months ended September 30, 1995 and 1994, respectively. Interest, including the amortization of loan fees, of $2,051,043 and $2,795,676 was incurred for the three months ended September 30, 1995 and 1994, respectively, of which $2,034,716 and $2,293,570 was capitalized, respectively. Interest payments of $1,757,846 and $1,569,376 were made during the three months ended September 30, 1995 and 1994, respectively.

     Real estate taxes of $6,594,269 and $6,746,848 were incurred for the nine months ended September 30, 1995 and 1994, respectively, of which $3,346,249 and $2,397,269 were capitalized, respectively. Real estate tax payments of $584,581 and $570,613 were made during the nine months ended September 30, 1995 and 1994, respectively. Real estate taxes of $2,213,260 and $2,226,701 were incurred for the three months ended September 30, 1995 and 1994, respectively, of which $1,160,561 and $925,811 was capitalized, respectively. Real estate tax payments of $209,576 and $265,395 were made during the three months ended September 30, 1995 and 1994, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and operating properties as these taxes are included in cost of revenues for operating properties.

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

     Depreciation expense of $3,697,257 and $3,705,633 was incurred for the nine months ended September 30, 1995 and 1994, respectively. Amortization of other assets, excluding loan fees, of $167,338 and $160,300 was incurred for the nine months ended September 30, 1995 and 1994. Amortization of loan fees, which is included in interest expense, of $278,342 and $283,750 was incurred for the nine months ended September 30, 1995 and 1994, respectively. Depreciation expense of $1,143,216 and $1,230,492 was incurred for the three months ended September 30, 1995 and 1994, respectively. Amortization expense of other assets excluding loan fees, of $57,345 and $52,781 was incurred for the three months ended September 30, 1995 and 1994, respectively. Amortization of loan fees, which is included in interest expense, of $74,447 and $15,000 was incurred for the three months ended September 30, 1995 and 1994, respectively.


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

                             ARVIDA/JMB PARTNERS, L.P.
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                    1995                        1994
                         -----------------------     -----------------------
                        GAAP BASIS     TAX BASIS     GAAP BASIS    TAX BASIS
                        ----------     ---------     ----------    ---------
Net income . . . . . . $21,921,616    22,661,668     30,865,007   29,013,084
Net income per
 Limited
 Partnership
 Interest. . . . . . . $     53.11         56.09          75.34        70.81
Cash distribu-
 tions per
 Limited
 Partnership
 Interest. . . . . . . $     13.49         13.49           6.35         6.35
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

     Income Taxes

     No provision for Federal or state income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable state law to remit directly to the state tax authorities amounts representing withholding on applicable taxable income allocated to partners. In such regard, the cash distribution per Limited Partnership Interest made during the nine months ended September 30, 1995 includes $.07 which represents each Limited Partner's share of a North Carolina non-resident withholding tax which was paid directly to the state tax authorities on behalf of the Limited Partners.


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

                             ARVIDA/JMB PARTNERS, L.P.
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Partnership's Communities are in various stages of development, with estimated remaining build-outs ranging from one to ten years. The Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay, is in its mid stage of development. The Weston Community, located in Broward County, Florida is the Partnership's largest Community and is in its mid stage of development. Also in their mid stages of development are the River Hills Country Club in Tampa, Florida; Jacksonville Golf and Country Club in Jacksonville, Florida; the Water's Edge Community in Atlanta, Georgia and The Cullasaja Club, near Highlands, North Carolina. The Partnership's remaining Communities known as Sawgrass Country Club, in Jacksonville, Florida and Dockside in Atlanta, Georgia are in their final stages of development with anticipated close-outs in 1996. The Broken Sound Community, located in Boca Raton, Florida, is complete and had its final closings in 1995. Future revenues will be impacted to the extent that there are lower levels of inventories available for sale as these Communities approach or undertake their final phases.

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


(3)  CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     At September 30, 1995 and December 31, 1994, cash and cash equivalents primarily consisted of U.S. Government obligations with original maturities of three months or less, money market demand accounts and repurchase agreements, the costs of which approximate market value. Cash and cash equivalents include treasury bills being held to maturity with original maturity dates of three months or less of approximately $0 and $1,777,000 at September 30, 1995 and December 31, 1994, respectively. The decrease in cash and cash equivalents at September 30, 1995 as compared to December 31, 1994 is due primarily to debt service payments as well as distributions to partners made in February 1995. Included in restricted cash are amounts restricted under various escrow agreements. Credit risk associated with cash, cash equivalents and restricted cash is considered low due to the quality of the financial institutions in which these assets are held.


(4)  NOTES AND MORTGAGES PAYABLE

     At September 30, 1995, the Partnership's credit facility consists of a term loan in the original amount of $85,252,520, a revolving line of credit facility up to $20 million, an income property term loan in the original amount of $18,233,326 and a $15 million letter of credit facility. The term loan, the revolving line of credit and the letter of credit facility are secured by recorded mortgages on all otherwise unencumbered real property assets of the Partnership, as well an assignment of all mortgages receivable, equity memberships, certain joint venture interests or joint venture proceeds and cash balances (with the exception of deposits held in escrow). The income property term loan is secured by the recorded first mortgage on a mixed-use center in Boca Raton, Florida. Another office building, also located in Boca Raton, which served as additional collateral for the income property loan, was sold in May 1995. All of the notes under the facility are cross-collateralized and cross-defaulted. At September 30, 1995, the term loan, the revolving line of credit and the income

                             ARVIDA/JMB PARTNERS, L.P.
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

property term loan bear interest based, at the Partnership's option, on one of the lenders' prime rate plus 1.25% per annum or the relevant London Inter-Bank Offering Rate (LIBOR) plus 2.50% per annum. For the nine month period ended September 30, 1995, the effective interest rate for the combined term loan, income property term loan and revolving line of credit facility was approximately 8.7% per annum.

     Under the term loan agreement, the Partnership made scheduled principal payments of $10 million in March 1994 and February 1995 and a $5 million principal payment in July 1995. In addition, the term loan agreement provides for additional principal repayments based upon a specified percentage of available cash flow and upon the sale of certain assets. During the nine months ended September 30, 1995, the Partnership made such additional term loan payments totalling approximately $21.1 million. Principal repayments of $10 million and $5 million on the term loan are due in February 1996 and July 1996, respectively. The remaining balance outstanding is due in July 1997. Under the income property term loan, principal payments of $0.1 million are required to be paid monthly until March 1996 when the remaining outstanding principal balance will be due. The revolving line of credit matures in December 1995. The letter of credit facility was scheduled to mature in July 1995, but has been extended for one year and will mature in July 1996. At September 30, 1995, all of the term loan proceeds had been borrowed with a remaining balance of $37,394,526. The balances outstanding on the revolving line of credit facility, the income property term loan and the letter of credit facility at September 30, 1995 are $16,000,000, $13,066,746 and $8,546,767,
respectively.

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

     Loan fees incurred in connection with the Partnership's credit facility have been capitalized and are being amortized over the lives of the loans included in the credit facility as discussed above, using the straight-line method, which approximates the interest method.

     Also included in notes and mortgages payable at September 30, 1995 is approximately $6.8 million representing project specific financing for the Partnership's retail property located in its Weston Community, $3.0 million of subordinated debt attributable to the Cullasaja Joint Venture and a $1.5 million note executed in conjunction with the Partnership's repurchase of a land parcel in Weston's Increment III. The $1.5 million note was subsequently paid off in October 1995.

     In addition to the above, the Partnership has a $28.9 million revolving construction line of credit for three buildings and certain amenities within the Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay. This line of credit currently bears interest at the lender's prime rate (8.75% at September 30, 1995) plus 1/2% per annum and matures in January 1997. At September 30, 1995, approximately $10.0 million was outstanding under this line of credit,

                             ARVIDA/JMB PARTNERS, L.P.
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


related to two buildings currently under construction. The Partnership currently anticipates that this amount will be repaid with the proceeds from the sale of condominium units within these two buildings. The receipt of sales proceeds from units sold within the first building prior to December 31, 1994 which closed during the nine months ended September 30, 1995 is the primary cause of the decrease in trade and other accounts receivable at September 30, 1995 as compared to December 31, 1994.


(5)  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

     The Partnership has numerous investments in real estate joint ventures with ownership interests ranging from 20% to 50%. Under certain circumstances, either pursuant to the venture agreement or due to the Partnership's obligations as a general partner, the Partnership may be required to make cash advances or contributions to the ventures. During the nine months ended September 30, 1995, the Partnership advanced approximately $220,400 to certain of the joint ventures in which it holds interests and received reimbursements during the same period of approximately $169,800. The total of such advances outstanding were approximately $4.2 million and $4.1 million at September 30, 1995 and December 31, 1994, respectively, and are included in Investments in and Advances to Joint Ventures in the accompanying Consolidated Balance Sheets.

These amounts primarily represent outstanding advances made to the Coto de Caza Joint Venture in previous years. As of November 3, 1995, none of the advances made to the joint ventures were received by the Partnership. In addition, there are certain risks associated with the Partnership's investments made through joint ventures, including the possibility that the Partnership's joint venture partners in an investment might become unable or unwilling to fulfill their financial obligations, or that such joint venture partners may have economic or business interests or goals that are inconsistent with those of the Partnership. During July 1995, the Partnership was informed by its partner in the Coto de Caza Joint Venture of such partner's intention to sell its interest in the joint venture. Under the terms of the joint venture agreement, the Partnership has a right of first offer with respect to such interest. The Partnership does not believe that its partner has complied with the terms of the joint venture agreement for the sale of its interest. The Partnership has informed its partner of the Partnership's position and is considering its alternatives in the event that its partner proceeds with a sale without addressing the Partnership's concerns.

     The Partnership has been evaluating its long term plans for its interest in the Coto de Caza Joint Venture, and is considering a shorter holding period than originally anticipated. Therefore, as a matter of prudent accounting practice, the Partnership recorded a writedown of approximately $8.5 million to Investments In and Advances to Joint Ventures during the quarter ended September 30, 1995 to reflect the fair value of this investment under present market conditions. This writedown is the primary cause for the decrease in Investments In and Advances to Joint Ventures on the accompanying Consolidated Balance Sheets at September 30, 1995 as compared to December 31, 1994.

                             ARVIDA/JMB PARTNERS, L.P.
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


(6)  TRANSACTIONS WITH AFFILIATES

     The Partnership, subject to certain limitations, may engage affiliates of the General Partner for property management, insurance and certain other administrative services to be performed in connection with the administration of the Partnership and its assets. The total of such costs (consisting primarily of insurance commissions) for the nine months ended September 30, 1995 was approximately $399,400, all of which was paid as of September 30, 1995. The total of such costs for the nine months ended September 30, 1994 was approximately $323,600. In addition, the General Partner and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Partnership and the operation of the Partnership's properties. Such costs were approximately $73,300 and $128,600 for the nine months ended September 30, 1995 and for the year ended December 31, 1994, respectively, all of which were paid as of September 30, 1995.

     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the nine months ended September 30, 1995, the amount of such costs incurred by the Partnership on behalf of these affiliates totalled approximately $426,200. At September 30, 1995, approximately $158,100 was owed to the Partnership, of which approximately $41,000 was received as of November 3, 1995. For the nine month period ended September 30, 1994, the Partnership was entitled to reimbursements of approximately $366,300.

     The Partnership and Arvida/JMB Partners, L.P.-II (a publicly-held limited partnership affiliated with the General Partner) each employ project related and administrative personnel who perform services on behalf of both partnerships. In addition, certain out-of-pocket expenditures related to such services and other general and administrative costs are incurred and charged to each partnership as appropriate. The Partnership receives reimbursements from or reimburses Arvida/JMB Partners, L.P.-II for such costs (including salary and salary-related costs). For the nine month periods ended September 30, 1995 and 1994, the Partnership was entitled to receive approximately $839,400 and $995,800 respectively, from Arvida/JMB Partners, L.P.-II. At September 30, 1995, approximately $214,300 was owed to the Partnership, all of which was received as of November 3, 1995. In addition, for the nine month periods ended September 30, 1995 and 1994, the Partnership was obligated to reimburse Arvida/JMB Partners, L.P.-II approximately $195,900 and $416,700, respectively. At September 30, 1995, approximately $49,600 was unpaid, all of which was paid as of November 3, 1995.

     Arvida Company ("Arvida"), pursuant to an agreement with the Partnership, provides development, construction, management and other personnel and services to the Partnership for all of its projects and operations. Pursuant to such agreement, the Partnership shall reimburse Arvida for all of its out-of-pocket expenditures (including salary and salary-related costs), subject to certain limitations. The total of such costs for the nine month periods ended September 30, 1995 and 1994 were approximately $4,714,200 and $5,300,600, respectively. At September 30, 1995, approximately $12,700 was unpaid, all of which was paid as of November 3, 1995.

                             ARVIDA/JMB PARTNERS, L.P.
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Partnership pays for certain general and administrative costs on behalf of its equity clubs, homeowners associations and maintenance associations. The Partnership receives reimbursements from these entities for such costs. For the nine month period ended September 30, 1995, the Partnership was entitled to receive approximately $341,600 from these entities. At September 30, 1995, approximately $36,700 was owed to the Partnership. As of November 3, 1995, approximately $18,800 had been received. For the nine months ended September 30, 1994, the Partnership was entitled to receive approximately $239,500 from these entities. In addition, the Partnership owes its equity clubs for certain costs incurred by the clubs which are obligations of the Partnership. For the nine month period ended September 30, 1995, the Partnership was obligated to reimburse its equity clubs approximately $70,600. At September 30, 1995, approximately $54,200 was unpaid, of which approximately $700 was paid as of November 3, 1995.

     The Partnership also funds operating deficits of its equity clubs, as deemed necessary. Such amounts are expensed by the Partnership, but may be reimbursed by these clubs from future cash flow. At September 30, 1995, the Partnership owed approximately $71,300 for such funding, none of which was paid as of November 3, 1995.

     The Partnership periodically incurs salary and salary-related costs on behalf of an affiliate of the General Partner of the Partnership. The Partnership was entitled to receive approximately $394,000 for such costs for the nine months ended September 30, 1995, all of which was paid as of September 30, 1995.

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


(7)  COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under standby letters of credit and performance bonds for approximately $8,546,800 and $7,593,700, respectively, at September 30, 1995. At December 31, 1994, the Partnership was contingently liable under standby letters of credit and performance bonds for approximately $10,170,000 and $7,588,700, respectively. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable under bonds for approximately $1,020,000 at September 30, 1995 and December 31, 1994.

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

     The Partnership entered into a court-approved settlement which resolved substantial portions of the pending homeowners' lawsuits that had been filed. Homeowners of approximately 85% of the units in Country Walk accepted the settlement which cost approximately $2.5 million. The settlement is being funded by one of the Partnership's insurers, subject to a reservation of rights. The amount of money, if any, which the insurance company may recover from the Partnership pursuant to its reservation of rights, or otherwise, is uncertain. Due to this uncertainty, the accompanying consolidated financial statements do not reflect an accrual for such costs.

     The Partnership was a party to a number of claims brought by condominium and patio homeowners, all of whom have declined to accept the terms of the class action settlement. These actions have been settled for approximately $520,000. One of the Partnership's insurers has funded these settlements. The amount of money that the insurance company may recover from the Partnership pursuant to any reservation of rights, or otherwise, is uncertain. Therefore, the accompanying consolidated financial statements do not reflect any accruals related to this matter.

     The Partnership has also resolved a claim brought by the Villages of Country Walk Homeowners' Association, Inc., and related entities, for damages to the common elements of the condominium units at Country Walk. A settlement in the amount of $2,740,000 was paid by the Partnership's insurance carriers. A reservation of rights was issued by one of the Partnership's insurance carriers in connection with payment of approximately $740,000 of the settlement. The extent to which the insurance company may ultimately recover any of these proceeds from the Partnership is unknown. Therefore, the accompanying consolidated financial statements do not reflect any accruals related to this matter.

                             ARVIDA/JMB PARTNERS, L.P.
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     The Partnership was involved in subrogation lawsuits or threatened subrogation actions with Prudential Property and Casualty Company, Travelers Insurance Company ("Travelers"), Allstate Insurance Company ("Allstate") and State Farm Insurance Company. These insurance companies sought to recover damages, costs and interest in connection with amounts allegedly paid to their insureds living in Country Walk at the time of Hurricane Andrew. The Partnership settled these claims and all settlement proceeds were funded by one of the Partnership's insurance carriers. The aggregate amount of these settlements is approximately $4.5 million. The Allstate and Travelers settlements were funded subject to a reservation of rights by one of the Partnership's insurance carriers. The amount of money the insurance carrier may seek to recover from the Partnership for these and any other settlements it has funded is uncertain. Therefore, the accompanying consolidated financial statements do not reflect any accruals related to this matter.

     Currently, the Partnership is involved in two subrogation actions. On April 19, 1993, a subrogation claim entitled Village Homes at Country Walk Master Maintenance Association, Inc. v. Arvida Corporation et al., was filed in the 11th Judicial Circuit for Dade County. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). In this suit, as amended, plaintiffs seek to recover damages and pre- and post-judgment interest in connection with $10,873,000 American Reliance has allegedly paid, plus amounts it may have to pay in the future, to the condominium association at Country Walk in the wake of Hurricane Andrew. Disney is also a defendant in this suit. The Partnership believes that the amount of this claim that allegedly relates to units it sold is approximately $3,600,000. Plaintiffs also seek a declaratory judgement seeking to hold the Partnership and other defendants responsible for amounts American Reliance must pay in the future to its insured as additional damages beyond the $10,873,000 previously paid. The Partnership has filed motions directed to the complaint, as amended, and the litigation is in the discovery stage. The Partnership intends to vigorously defend itself. The Partnership is also involved in a subrogation action brought by the Insurance Company of North America ("INA") arising out of a claim that INA allegedly paid on a single home in Country Walk. The Partnership intends to vigorously defend itself in this action, as well. The Partnership could be named in other subrogation actions, and in such event, the Partnership intends to vigorously defend itself in such actions.

     As noted above, one of the Partnership's insurance carriers has been funding settlements of various litigation related to Hurricane Andrew. In some, but not all, instances, the insurance carrier has provided the Partnership with written reservation of rights letters. The aggregate amount of the settlements funded to date by this carrier is approximately $8.0 million. The insurance carrier that funded these settlements pursuant to certain reservations of rights has stated its position that it has done so pursuant to various non-waiver agreements. The carrier's position was that these non-waiver agreements permitted the carrier to fund settlements without barring the carrier from raising insurance coverage issues or waiving such coverage issues. On May 23, 1995, the insurance carrier rescinded the various non-waiver agreements currently in effect regarding the remainder of the Hurricane Andrew litigation, allegedly without waiving any future coverage defenses, conditions, limitations, or rights. For this

                             ARVIDA/JMB PARTNERS, L.P.
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


and other reasons, the extent to which the insurance carrier may recover any of these proceeds from the Partnership is uncertain. Therefore, the accompanying consolidated financial statements do not reflect any accruals related to this matter.

     In addition, the Partnership has been advised by Merrill Lynch that various investors have sought to compel Merrill Lynch to arbitrate claims brought by certain investors of the Partnership representing approximately 5% of the total of approximately 404,000 Interests outstanding. Merrill Lynch has asked the Partnership and its General Partner to confirm an obligation of the Partnership and its General Partner to indemnify Merrill Lynch in these claims against all loss, liability, claim, damage and expense, including without limitation attorneys' fees and expenses, under the terms of a certain Agency Agreement dated September 15, 1987 ("Agency Agreement") with the Partnership relating to the sale of Interests through Merrill Lynch on behalf of the Partnership. These claimants have sought and are seeking to arbitrate claims involving unspecified damages against Merrill Lynch based on Merrill Lynch's alleged violation of applicable state and/or federal securities laws and alleged violations of the rules of the National Association of Securities Dealers, Inc., together with pendent state law claims. Some of these investors have begun the arbitration process. The Partnership believes that Merrill Lynch has resolved some of these claims through litigation and otherwise, and that Merrill Lynch is defending other claims. The Agency Agreement generally provides that the Partnership and its General Partner shall indemnify Merrill Lynch against losses occasioned by any actual or alleged misstatements or omissions of material facts in the Partnership's offering materials used in connection with the sale of Interests and suffered by Merrill Lynch in performing its duties under the Agency Agreement, under certain specified conditions. The Agency Agreement also generally provides, under certain conditions, that Merrill Lynch shall indemnify the Partnership and its General Partner for losses suffered by the Partnership and occasioned by certain specified conduct by Merrill Lynch in the course of Merrill Lynch's solicitation of subscriptions for, and sale of, Interests. The Partnership is unable to determine at this time the ultimate investment of investors who have filed arbitration claims as to which Merrill Lynch might seek indemnification in the future. At this time, and based upon the information presently available about the arbitration statements of claims filed by some of these investors, the Partnership and its General Partner believe that they have meritorious defenses to demands for indemnification made by Merrill Lynch and intend to vigorously pursue such defenses. Although there can be no assurance regarding the outcome of the claims for indemnification, at this time, based on information presently available about such arbitration statements of claims, the Partnership and its General Partner do not believe that the demands for indemnification by Merrill Lynch will have a material adverse effect on the financial condition of the Partnership.

                             ARVIDA/JMB PARTNERS, L.P.
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     On or about October 16, 1995, a lawsuit was filed against the Partnership and others in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida, entitled Council of Villages, Inc. et al v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida/JMB Partners, Ltd., Broken Sound Club, Inc., and Country Club Maintenance Association, Inc., Case No. CL 95 8107-AJ. The multi-count lawsuit is brought as a class action, and individually, on behalf of various residents of the Broken Sound Community, and alleges that defendants engaged in various acts of misconduct in, among other things, the establishment, operation, management and marketing of the Broken Sound golf course and recreational facilities as well as the alleged improper failure to turn over said facilities to the Broken Sound homeowners on a timely basis. Plaintiffs seek, through various theories, including but not limited to breach of ordinance, fiduciary duty, fraud, and civil theft, damages in excess of $45 million, the appointment of a receiver for the Broken Sound Club, other unspecified compensatory damages, the right to seek punitive damages, treble damages, prejudgment interest, attorneys' fees and costs. The Partnership believes that the lawsuit is without merit and intends to vigorously defend itself in this matter.

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

     The Partnership owns a 50% joint venture interest in 31 commercial / industrial acres in Pompano Beach, Florida, which is encumbered by a mortgage loan in the principal amount of approximately $4 million at September 30, 1995. As a result of the Partnership's previous determination that the development of the land was no longer economically profitable, during April 1992, the Partnership and its joint venture partner each tendered payment in the amount of approximately $3.1 million to the lender for their respective shares of the guarantee payment required under the loan agreement and certain other holding costs, the majority of which reduced the outstanding mortgage loan to its current balance. The venture also intended at that time to convey title to the property to the lender; however, such conveyance was deferred pending resolution of certain general development obligations of the venture as well as certain environmental issues. The venture had been negotiating with the lender regarding the scope of the development and environmental work required to be done. Negotiations with the lender were unsuccessful, and the lender has filed a lawsuit with the Broward County Circuit Court in which the lender asserts, among other things, that the mortgage loan is with recourse to the joint venture partners as a result of the partners' failure to perform in accordance with the terms of the loan agreement. The lender is demanding payment of the outstanding loan balance plus interest thereon. The Partnership believes this claim is without merit and is vigorously defending the lawsuit. With respect to the environmental issues, the previous owner remains obligated to undertake the clean-up pursuant to, among other things, a surviving obligation under the purchase and sale agreement. The clean-up began in July 1994, and the first phase of the remedial action plan was completed in October 1994. Further action plans

                             ARVIDA/JMB PARTNERS, L.P.
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


are now underway. If the previous owner is unable to fulfill all its obligations as they relate to this environmental issue, the venture and ultimately the Partnership may be obligated for such costs. Should this occur, the Partnership does not anticipate the cost of this clean-up to be material to its operations.

     The Partnership is seeking a permit to develop approximately 1,166 of the approximate 2,475 gross acres contained in Increment III of the Weston Community, portions of which are environmentally sensitive areas and are subject to protection as wetlands. The Partnership's current application for a wetlands permit for Increment III, as modified on July 31, 1995, includes proposed wetlands mitigation of approximately 1,553 acres. This includes approximately 226 acres of land owned by the Partnership outside of Increment III, and approximately 18 acres of land owned by the Florida Department of Transportation which will be included in the mitigation response. The land outside Increment III was acquired to augment the Partnership's mitigation response to The United States Army Corps of Engineers (the "Corps"), which is the governmental agency responsible for issuing permits involving development of wetlands areas. The mitigation proposal calls for the improvement of the function and value of the wetlands, including development of refuge habitat areas, and ongoing maintenance and monitoring of the same. After the mitigation response, the Partnership will have approximately 1,166 acres available for residential and commercial development, less requirements for schools, parks, roads and related development infrastructure.

     During October 1994, the Corps performed an independent analysis of the wetlands impact and mitigation, and on May 15, 1995, the Partnership received a formal response from the Corps regarding the results of this analysis. The Corps' response contained a computation of wetland impacts and mitigation credits showing a net loss of 59 functional units as analyzed by the Corps. The Corps required the Partnership to demonstrate mitigation for wetland impacts resulting from the project and how the Partnership would recover the loss of the 59 functional units. The Partnership filed supplemental submittal No. 7 on July 31, 1995 describing how the Partnership proposes to overcome the deficit and that analysis has been accepted by the Corps. The Partnership's application was subject to a 30 day comment period which expired September 1, 1995. Comments were received from the Environmental Protection Agency ("EPA") and the U.S. Fish and Wildlife Service, among others. In a letter received in November 1995, the EPA removed its objection to permit issuance, making a finding that the "applicant has addressed the EPA's concerns on water quality issues and compensatory mitigation to our (EPA's) satisfaction." The Corps is continuing to process the Partnership's current application as modified on July 31, 1995. The Partnership is now negotiating what it anticipates to be final permit conditions which, when concluded, should allow issuance of the permit.

     If the Corps ultimately issues a permit generally on the same terms and conditions as set forth in the Partnership's amended application, the EPA has now relinquished its right to veto or elevate the permit decision to higher governmental officials so long as the issued permit tracks the permit reviewed by the EPA. If the Partnership does not ultimately receive its permit through the administrative process, it may seek a judicial

                             ARVIDA/JMB PARTNERS, L.P.
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


review in Federal district court of the denial of the permit.
Additionally, the Partnership could initiate an action in the United States Court of Federal Claims seeking a determination that denial of the permit constitutes a "taking" of the Partnership's property for which the Partnership is due just compensation. The pursuit of these legal actions would likely be lengthy.

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

     The District issued $64,660,000 of variable rate bonds in November 1989 and $31,305,000 of variable rate bonds in July 1991. These bonds mature in various years commencing in May 1991 through May 2011. In order

                             ARVIDA/JMB PARTNERS, L.P.
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


to reduce the exposure of variable rate debt, the District pursued new bond issuances. During March 1995, the District issued approximately $98.6 million of bonds at fixed rates of interest ranging from 4% to 8.25% per annum. These bonds mature in various years commencing May 1999 through May 2011. The proceeds from this offering were used to refund the outstanding 1989 and 1991 bonds described above, as well as to fund the issuance costs incurred in connection with this offering and deposits to certain reserve accounts for future bond debt service requirements. At September 30, 1995, the amount of bonds issued and outstanding totalled $98,575,000.


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

     Section 4.2F of the Partnership Agreement requires the allocation of Profits (as defined) to the General Partner and Associate Limited Partners in order to take account of a current or anticipated reduction in the Partnership's indebtedness and certain other circumstances. As the Partnership had net income for financial reporting and Federal income tax purposes for the nine months ended September 30, 1995, an allocation of Profits to the General Partner and Associate Limited Partners in accordance with Section 4.2F of the Partnership Agreement was not required for this period. In future periods in which the Partnership incurs a loss, the General Partner and Associate Limited Partners may be allocated Profits pursuant to Section 4.2F equivalent to the amount of loss (as adjusted for such allocation of Profits), if any, allocable to them for financial reporting and Federal income tax purposes.

     In general, and subject to certain limitations, the distribution of Cash Flow (as defined) after the initial admission date is allocated 90% to the Holders of Interests and 10% to the General Partner and the Associate Limited Partners (collectively) until the Holders of Interests have received cumulative distributions of Cash Flow equal to a 10% per annum return (non-compounded) on their Adjusted Capital Investments (as defined) plus the return of their Capital Investments; provided, however, that 4.7369% of the 10% amount otherwise distributable to the General Partner and Associate Limited Partners (collectively) will be deferred, and such amount will be paid to the Holders of Interests, until the Holders of Interests receive Cash Flow distributions equal to their Capital Investments. Any deferred amounts owed to the General Partner and Associate Limited Partners (collectively) will be distributable to them out

                             ARVIDA/JMB PARTNERS, L.P.
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


of Cash Flow to the extent of one-half of Cash Flow otherwise distributable to the Holders of Interests at such time as the Holders of Interests have received total distributions of Cash Flow equal to their Capital Investments (as defined). Thereafter, all distributions of Cash Flow will be made 85% to the Holders of Interests and 15% to the General Partner and the Associate Limited Partners (collectively); provided, however, that the General Partner and the Associate Limited Partners (collectively) shall be entitled to receive an additional share of Cash Flow otherwise distributable to the Holders of Interests equal to the lesser of an amount equal to 2% of the cumulative gross selling prices of any interests in real property of the Partnership (subject to certain limitations) or 13% of the aggregate distributions of Cash Flow to all parties pursuant to this sentence.


(10)  ADJUSTMENTS

     In the opinion of the General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of September 30, 1995 and December 31, 1994 and for the three and nine month periods ended September 30, 1995 and 1994.
PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At September 30, 1995 and December 31, 1994, the Partnership had cash and cash equivalents of approximately $667,000 and $22,024,400, respectively. The decrease in cash and cash equivalents at September 30, 1995 as compared to December 31, 1994 is due primarily to required debt service payments as well as distributions to partners made in February 1995, as further discussed below. Remaining cash and cash equivalents were available for debt service and working capital requirements. The source of both short-term and long-term future liquidity is expected to be derived primarily from the sale of housing units, homesites and land parcels and through the Partnership's credit facilities, which are discussed below.

     As a result of management's decision to place more emphasis on the Partnership's home building operations, management's efforts to broaden the product lines offered within the Partnership's Communities, as well as the robust housing market, the Partnership was able to generate significant cash flow before debt service during 1994. The Partnership utilized this excess cash flow to make scheduled and additional principal repayments on its outstanding debt, as required under the terms of the credit facility agreement, and to increase its cash reserves. Furthermore, in February 1995, the Partnership made a distribution for 1994 of $5,421,680 to its Limited Partners ($13.42 per Interest) and $301,201 to the General Partner and Associate Limited Partners, collectively. In addition, during the first quarter of 1995, the Partnership remitted each Limited Partner's share of a North Carolina non-resident withholding tax on behalf of each of the Limited Partners. Such payment, which totalled $26,784 ($.07 per Interest), was deemed a distribution to the Limited Partners. An additional distribution of $1,488 was also paid at that time to the General Partner and Associate Limited Partners, collectively, a portion of which was also remitted to the state tax authorities on their behalf.

     At September 30, 1995, the Partnership's credit facility consists of a term loan in the original amount of $85,252,520, a revolving line of credit facility up to $20 million, an income property term loan in the original amount of $18,233,326 and a $15 million letter of credit facility. The term loan, the revolving line of credit and the letter of credit facility are secured by recorded mortgages on all otherwise unencumbered real property assets of the Partnership as well as an assignment of all mortgages receivable, equity memberships, certain joint venture interests or joint venture proceeds, and cash balances (with the exception of deposits held in escrow). The income property term loan is secured by the recorded first mortgage on a mixed-use center in Boca Raton, Florida. Another office building also located in Boca Raton which served as additional collateral for the income property term loan was sold in May 1995. All of the notes under the facility are cross-collateralized and cross-defaulted.

     Under the term loan agreement, the Partnership made scheduled principal payments of $10 million in March 1994 and February 1995 and a $5 million principal payment in July 1995. In addition, the term loan agreement provides for additional principal repayments based upon a specified percentage of available cash flow and upon the sale of certain assets. During the nine months ended September 30, 1995, the Partnership made such additional term loan payments totalling approximately $21.1 million. Principal repayments of $10 million and $5 million on the term loan are due in February 1996 and July 1996, respectively. The remaining balance outstanding is due in July 1997. Under the income property term loan, principal payments of $0.1 million are required to be paid monthly until March 1996 when the remaining outstanding principal balance will be due. The revolving line of credit matures in December 1995. The letter of credit facility was scheduled to mature in July 1995, but has been extended for one year and will mature in July 1996. At September 30, 1995, all of the term loan proceeds had been borrowed with a remaining balance of $37,394,526. The balances outstanding on the revolving line of credit facility, the income property term loan and the letter of credit facility at September 30, 1995 are $16,000,000, $13,066,746 and $8,546,767,
respectively.

     The Partnership closed on the sale of an office building located in downtown Boca Raton, Florida known as Mizner Place during May, 1995. In accordance with the terms of the Partnership's credit facility, the net proceeds from the sale of approximately $4.0 million were used to paydown the income property term loan.

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

     The Partnership had previously executed a contract to purchase approximately 241 acres of undeveloped land adjacent to its River Hills Community located near Tampa, Florida. The due diligence phase with respect to this acquisition has terminated, during which the Partnership and seller were unable to reach terms for final agreement acceptable to the Partnership. To date, there have been no further negotiations with the seller regarding this acquisition.

     The Partnership has a $28.9 million revolving construction line of credit for three buildings and certain amenities within the Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay. This line of credit currently bears interest at the lender's prime rate (8.75% at September 30, 1995) plus 1/2% per annum and matures in January 1997. At September 30, 1995, approximately $10.0 million was outstanding under this line of credit, related to two buildings currently under construction. The Partnership currently anticipates that this amount will be repaid from the proceeds from the sale of condominium units within these two buildings. The receipt of sales proceeds from units sold within the first building prior to December 31, 1994 which closed during the nine months ended September 30, 1995 is the primary cause of the decrease in trade and other accounts receivable at September 30, 1995 as compared to December 31, 1994.

     The Partnership is seeking a permit to develop approximately 1,166 of the approximate 2,475 gross acres contained in Increment III of the Weston Community, portions of which are environmentally sensitive areas and are subject to protection as wetlands. The Partnership's current application for a wetlands permit for Increment III, as modified on July 31, 1995, includes proposed wetlands mitigation of approximately 1,553 acres. This includes approximately 226 acres of land owned by the Partnership outside of Increment III, and approximately 18 acres of land owned by the Florida Department of Transportation which will be included in the mitigation response. The land outside Increment III was acquired to augment the Partnership's mitigation response to The United States Army Corps of Engineers (the "Corps"), which is the governmental agency responsible for issuing permits involving development of wetlands areas. The mitigation proposal calls for the improvement of the function and value of the wetlands, including development of refuge habitat areas, and ongoing maintenance and monitoring of the same. After the mitigation response, the Partnership will have approximately 1,166 acres available for residential and commercial development, less requirements for schools, parks, roads and related development infrastructure.

     During October 1994, the Corps performed an independent analysis of the wetlands impact and mitigation and on May 15, 1995 the Partnership received a formal response from the Corps regarding the results of this analysis. The Corps' response contained a computation of wetland impacts and mitigation credits showing a net loss of 59 functional units as analyzed by the Corps. The Corps required the Partnership to demonstrate mitigation for wetland impacts resulting from the project and how the Partnership would recover the loss of the 59 functional units. The Partnership filed supplemental submittal No. 7 on July 31, 1995 describing how the Partnership proposes to overcome the deficit and that analysis has been accepted by the Corps. The Partnership's application was subject to a 30 day comment period expiring September 1, 1995. Comments were received from the Environmental Protection Agency ("EPA") and the U.S. Fish and Wildlife Service, among others. In a letter received in November 1995, the EPA removed its objection to permit issuance, making a finding that the "applicant has addressed the EPA's concerns on water quality issues and compensatory mitigation to our (EPA's) satisfaction." The Corps is continuing to process the Partnership's current application as modified on July 31, 1995. The Partnership is now negotiating what it anticipates to be final permit conditions which, when concluded, should allow issuance of the permit.

     If the Corps ultimately issues a permit generally on the same terms and conditions as set forth in the Partnership's amended application, the EPA has now relinquished its right to veto or elevate the permit decision to higher governmental officials so long as the issued permit tracks the permit reviewed by the EPA. If the Partnership does not ultimately receive its permit through the administrative process, it may seek a judicial review in Federal district court of the denial of the permit.
Additionally, the Partnership could initiate an action in the United States Court of Federal Claims seeking a determination that denial of the permit constitutes a "taking" of the Partnership's property for which the Partnership is due just compensation. The pursuit of these legal actions would likely be lengthy.

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

     In addition, the Partnership has been advised by Merrill Lynch that various investors have sought to compel Merrill Lynch to arbitrate claims brought by certain investors of the Partnership representing approximately 5% of the total of approximately 404,000 Interests outstanding. Merrill Lynch has asked the Partnership and its General Partner to confirm an obligation of the Partnership and its General Partner to indemnify Merrill Lynch in these claims against all loss, liability, claim, damage and expense, including without limitation attorneys' fees and expenses, under the terms of a certain Agency Agreement dated September 15, 1987 ("Agency Agreement") with the Partnership relating to the sale of Interests through Merrill Lynch on behalf of the Partnership. These claimants have sought and are seeking to arbitrate claims involving unspecified damages against Merrill Lynch based on Merrill Lynch's alleged violation of applicable state and/or federal securities laws and alleged violations of the rules of the National Association of Securities Dealers, Inc., together with pendent state law claims. Some of these investors have begun the arbitration process. The Partnership believes that Merrill Lynch has resolved some of these claims through litigation, and otherwise; and that Merrill Lynch is defending other claims. The Agency Agreement generally provides that the Partnership and its General Partner shall indemnify Merrill Lynch against losses occasioned by any actual or alleged misstatements or omissions of material facts in the Partnership's offering materials used in connection with the sale of Interests and suffered by Merrill Lynch in performing its duties under the Agency Agreement, under certain specified conditions. The Agency Agreement also generally provides, under certain conditions, that Merrill Lynch shall indemnify the Partnership and its General Partner for losses suffered by the Partnership and occasioned by certain specified conduct by Merrill Lynch in the course of Merrill Lynch's solicitation of subscriptions for, and sale of, Interests. The Partnership is unable to determine at this time the ultimate investment of investors who have filed arbitration claims as to which Merrill Lynch might seek indemnification in the future. At this time, and based upon the information presently available about the arbitration statements of claims filed by some of these investors, the Partnership and its General Partner believe that they have meritorious defenses to demands for indemnification made by Merrill Lynch and intend to vigorously pursue such defenses. Although there can be no assurance regarding the outcome of the claims for indemnification, at this time, based on information presently available about such arbitration statements of claims, the Partnership and its General Partner do not believe that the demands for indemnification by Merrill Lynch will have a material adverse effect on the financial condition of the Partnership.

     Reference is made to Part II - OTHER INFORMATION - Item 1. Legal Proceedings, for a discussion of various lawsuits, in which the Partnership is a defendant, allegedly arising out of or relating to Hurricane Andrew and certain property damage allegedly suffered by the plaintiffs at a previously developed community known as Country Walk.

RESULTS OF OPERATIONS

     The results of operations for the three and nine months ended September 30, 1995 and 1994 are primarily attributable to the development and sale or operation of the Partnership's assets. See Note 1 for a discussion regarding the recognition of profit from sales of real estate.

     For the quarter ended September 30, 1995, the Partnership (including its consolidated joint ventures) closed on the sale of 269 housing units, 109 homesites and approximately two acres of developed land. This compares to closings in the third quarter of 1994 of 215 housing units, 136 home-sites and approximately 12 acres of undeveloped land tracts. Outstanding contracts ("backlog") as of September 30, 1995 were for 1,038 housing units, 157 homesites and approximately ten acres of developed and undeveloped land tracts. This compares to a backlog as of September 30, 1994 of 952 housing units, 107 homesites and approximately 18 acres of developed and undeveloped land tracts.

     The Partnership's Communities are in various stages of development, with estimated remaining build-outs ranging from one to ten years. The Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay, is in its mid stage of development. The Weston Community, located in Broward County, Florida, is the Partnership's largest Community and is in its mid stage of development. Also in their mid stages of development are the River Hills Country Club in Tampa, Florida; Jacksonville Golf and Country Club in Jacksonville, Florida; the Water's Edge Community in Atlanta, Georgia and The Cullasaja Club, near Highlands, North Carolina. The Partnership's remaining Communities known as Sawgrass Country Club, in Jacksonville, Florida and Dockside in Atlanta, Georgia are in their final stages of development with anticipated close-outs in 1996. The Broken Sound Community, located in Boca Raton, Florida, is complete and had its final closings in 1995. Future revenues will be impacted to the extent that there are lower levels of inventories available for sale as these Communities approach or undertake their final phases.

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

     Historically, a substantial portion of the Partnership's housing revenues during the first six months of a given year are generated from the closing of units contracted in the prior year. The increase in housing revenues for the nine months ended September 30, 1995 as compared to the same period in 1994 is primarily attributable to the substantial increase in the backlog of unclosed housing units at the Partnership's Weston Community, as well as the increased backlog at its Communities in Jacksonville, Florida, at December 31, 1994 in comparison to December 31, 1993. The increase in revenues for the three months ended September 30, 1995 as compared to the same period in 1994 is due primarily to the introduction of new products in Weston and Jacksonville which had their initial closings in the fourth quarter of 1994. In addition, during 1994, the Partnership commenced home building activities in its Waters Edge and Dockside Communities. Initial revenues from the closings of these homes were generated in 1995, also contributing to the favorable revenue variance for the three and nine months ended September 30, 1995. The favorable variance in housing revenues is partially offset by a decrease in the number of units closed at the Partnership's Broken Sound Community which had its final closings in 1995. Also offsetting the favorable variance was a decline in the amount of revenue recognized under the percentage of completion method at Arvida's Grand Bay on Longboat Key, Florida. The Partnership recognized the initial revenue from this project in May of 1994.

     The gross operating profit margin from housing activity decreased for the three and nine months ended September 30, 1995 primarily as a result of the substantial decline in the number of units closed at the Partnership's Broken Sound Community. Due to the close-out of this Community's higher priced, higher profit margin product built by the Partnership, future gross operating margins from housing activities are not expected to be as high as recent years' margins. Also contributing to the decrease in the gross operating profit margin from housing activities is additional cost of sales recorded in the third quarter of 1995 to reflect increased construction costs incurred on the first two buildings at Arvida's Grand Bay with no corresponding increase in sales revenues from closings for these buildings.

     The decrease in homesite revenues for the nine months ended September 30, 1995 as compared to the same period in 1994 is due primarily to fewer lot closings in the Partnership's Weston and Sawgrass Country Club Communities. Fewer closings were generated in Weston as a result of a slow down in sales of the higher priced product in that Community. The decrease in closings at Sawgrass Country Club is due to the close-out of lots in that Community in the third quarter of 1995. Homesite revenues decreased for the three months ended September 30, 1995 as compared to the same period in 1994 due primarily to the close-out of lots at Sawgrass Country Club in the third quarter of 1995, as well as slower sales activity at the Partnership's Cullasaja Community near Highlands, North Carolina. The decrease in homesite revenues for the three and nine month periods ended September 30, 1995 as compared to the same periods in 1994 is also due to fewer closings at River Hills due to management's decision to place more emphasis on its home building operations in that Community. Due to the emphasis on its home building operations, the Partnership's homesite revenues for 1995 and future years are expected to fall substantially below amounts recognized in prior years.

     The decrease in the gross operating profit margin from homesite activities for the nine months ended September 30, 1995 as compared to the same period in 1994 is due primarily to certain adjustments made to the cost of sales in the first quarter of 1994 to reflect changes in development cost estimates for certain of the Partnership's products, primarily in the Weston Community.

     The increase in land and property revenues for the nine months ended September 30, 1995 as compared to the same period in 1994 is due primarily to closings in 1995 of approximately 67.3 acres of undeveloped commercial land parcels in Palm Beach County, Florida, the sale of the Partnership's cable operation in its Broken Sound Community and the sale of an office building located in downtown Boca Raton, Florida known as Mizner Place. Also contributing to the increased revenues is the sale of approximately 82 acres of undeveloped land located near Sarasota, Florida, which was distributed to the Partnership by one of its unconsolidated joint ventures.

Land and property revenues for the nine months ended September 30, 1994 consisted primarily of approximately 12 acres of undeveloped commercial land parcels in the Partnership's Weston Community, as well as an approximate 7-acre undeveloped commercial parcel in Palm Beach County, Florida. The decrease in land and property revenues for the three months ended September 30, 1995 as compared to the same period in 1994 is due primarily to 1994 revenues including the sale of an approximate 12-acre undeveloped commercial parcel in Weston, while there were no significant closings in the third quarter of 1995. In addition, the unfavorable revenue variance for the third quarter in 1995 as compared to the same quarter in 1994 resulted from fewer memberships sold at the Partnership's equity clubs in its Sawgrass Country Club Community in Florida as well as the Cullasaja Club near Highlands, North Carolina.

     The increase in the gross operating profit margin from land and property sales for the nine months ended September 30, 1995 as compared to the same period in 1994 is due primarily to the low cost basis of the land sales generated in 1995. Also contributing to the increase in the profit margin for the three and nine months ended September 30, 1995 as compared to the same period in 1994 is an increase in the profits recognized on sales of memberships at certain of the Partnership's equity clubs.

     Operating properties represents activity from the Partnership's club and hotel operations, commercial properties and certain other operating assets. Revenues generated by the Partnership's operating properties increased for the three and nine months ended September 30, 1995 as compared to the same periods in 1994 due primarily to increased membership activity at the Partnership's club operations in Weston. Due to the fixed nature of certain of the costs incurred at the Partnership's clubs, the gross operating profit margin from operating properties improved as a result of the increase in revenues.

     Brokerage and other operations represents activity from the sale of unaffiliated third-party builders' homes within the Partnership's Communities, activity from the resale of real estate inside and outside of the Partnership's Communities, proceeds from the Partnership's property management activities, as well as fees earned from various management agreements with joint ventures. The decrease in revenues from brokerage and other operations for the three and nine month periods ended September 30, 1995 as compared to the same periods in 1994 is due to a decrease in the number of builder unit closings in the Partnership's Broken Sound and Sawgrass Country Club Communities, as well as decreased builder unit closings in the Partnership's Weston Community resulting from the Partnership's increased emphasis on its home building operations. Revenues for the three and nine months ended September 30, 1995 also decreased as compared to the same periods in 1994 due to a lower volume of resale activity generated in Palm Beach County and Sarasota, Florida.

     The gross operating profit margin from brokerage and other operations declined for the nine month period ended September 30, 1995 as compared to the same period in 1994 primarily due to an adjustment recorded to cost of revenues during the first quarter of 1995 to properly reflect commissions paid in connection with the sales of builders' homes within the Partnership's Communities which had closed prior to December 31, 1994. The decrease in builder unit closing activity as well as the decreased resale activities discussed above also contributed to the decline in the gross operating profit margin from brokerage and other operations for the three and nine months ended September 30, 1995 as compared to the same periods in 1994.

     Selling, general and administrative expenses include all marketing costs, with the exception of those costs capitalized in conjunction with the construction of housing units, and project and general administrative costs. These expenses are net of the marketing fee reimbursements received from third-party builders. The increase in selling, general and administrative expenses for the nine months ended September 30, 1995 as compared to the same periods in 1994 is due primarily to an increase in project administrative costs and marketing expenditures at certain of the Partnership's Communities related to the increased housing volume discussed above. The unfavorable variance for the three and nine months ended September 30, 1995 as compared to the same periods in 1994 also resulted from lower marketing fees earned due to the decrease in the number of builder unit closings within the Partnership's Communities as discussed above, as well as an increase in legal fees incurred.

     Writedowns to the carrying value of real estate inventories and other assets for the three and nine months ended September 30, 1995 represents a writedown of approximately $8.5 million to Investments in and Advances to Joint Ventures. The Partnership has been evaluating its long-term plans for its interest in the Coto de Caza Joint Venture and is considering a shorter holding period than originally anticipated. Therefore, the Partnership recorded this writedown to reflect the fair value of this investment under present market conditions.

     The increase in equity in earnings of unconsolidated ventures for the nine months ended September 30, 1995 as compared to the same period in 1994 resulted primarily from the recording of the Partnership's share of income generated from a land sale by its commercial joint venture located in Ocala, Florida.

    Interest and real estate taxes decreased for the three and nine months ended September 30, 1995 as compared to the same periods in 1994 due primarily to a decrease in the average amount of borrowings outstanding during the period, as well as an increase in the amount of real estate inventories which meet the requirements for capitalization of these costs.


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

     The Partnership entered into a court-approved settlement which resolved substantial portions of the pending homeowners' lawsuits that had been filed. Homeowners of approximately 85% of the units in Country Walk accepted the settlement which cost approximately $2.5 million. The settlement is being funded by one of the Partnership's insurers, subject to a reservation of rights. The amount of money, if any, which the insurance company may recover from the Partnership pursuant to its reservation of rights, or otherwise, is uncertain. Due to this uncertainty, the accompanying consolidated financial statements do not reflect an accrual for such costs.

     The Partnership was a party to a number of claims brought by condominium and patio homeowners, all of whom have declined to accept the terms of the class action settlement. These actions have been settled for approximately $520,000. One of the Partnership's insurers has funded these settlements. The amount of money that the insurance company may recover from the Partnership pursuant to any reservation of rights, or otherwise, is uncertain. Therefore, the accompanying consolidated financial statements do not reflect any accruals related to this matter.

     The Partnership has also resolved a claim brought by the Villages of Country Walk Homeowners' Association, Inc., and related entities, for damages to the common elements of the condominium units at Country Walk. A settlement in the amount of $2,740,000 was paid by the Partnership's insurance carriers. A reservation of rights was issued by one of the Partnership's insurance carriers in connection with the payment of approximately $740,000 of the settlement. The extent to which the insurance company may ultimately recover any of these proceeds from the Partnership is unknown. Therefore, the accompanying consolidated financial statements do not reflect any accruals related to this matter.

     The Partnership was involved in subrogation lawsuits or threatened subrogation actions with Prudential Property and Casualty Company, Travelers Insurance Company ("Travelers"), Allstate Insurance Company ("Allstate") and State Farm Insurance Company. These insurance companies sought to recover damages, costs and interest in connection with amounts allegedly paid to their insureds living in Country Walk at the time of Hurricane Andrew. The Partnership settled these claims and all settlement proceeds were funded by one of the Partnership's insurance carriers. The aggregate amount of these settlements is approximately $4.5 million. The Allstate and Travelers settlements were funded subject to a reservation of rights by one of the Partnership's insurance carriers. The amount of money the insurance carrier may seek to recover from the Partnership for these and any other settlements it has funded is uncertain. Therefore, the accompanying consolidated financial statements do not reflect any accruals related to this matter.

     Currently, the Partnership is involved in two subrogation actions. On April 19, 1993, a subrogation claim entitled Village Homes at Country Walk Master Maintenance Association, Inc. v. Arvida Corporation et al., was filed in the 11th Judicial Circuit for Dade County. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). In this suit, as amended, plaintiffs seek to recover damages and pre- and post-judgment interest in connection with $10,873,000 American Reliance has allegedly paid, plus amounts it may have to pay in the future, to the condominium association at Country Walk in the wake of Hurricane Andrew. Disney is also a defendant in this suit. The Partnership believes that the amount of this claim that allegedly relates to units it sold is approximately $3,600,000. Plaintiffs also seek a declaratory judgement seeking to hold the Partnership and other defendants responsible for amounts American Reliance must pay in the future to its insured as additional damages beyond the $10,873,000 previously paid. The Partnership has filed motions directed to the complaint, as amended, and the litigation is in the discovery stage. The Partnership intends to vigorously defend itself. The Partnership is also involved in a subrogation action brought by the Insurance Company of North America ("INA") arising out of a claim that INA allegedly paid on a single home in Country Walk. The Partnership intends to vigorously defend itself in this action, as well. The Partnership could be named in other subrogation actions, and in such event, the Partnership intends to vigorously defend itself in such actions.

     As noted above, one of the Partnership's insurance carriers has been funding settlements of various litigation related to Hurricane Andrew. In some, but not all, instances, the insurance carrier has provided the Partnership with written reservation of rights letters. The aggregate amount of the settlements funded to date by this carrier is approximately $8.0 million. The insurance carrier that funded these settlements pursuant to certain reservations of rights has stated its position that it has done so pursuant to various non-waiver agreements. The carrier's position was that these non-waiver agreements permitted the carrier to fund settlements without barring the carrier from raising insurance coverage issues or waiving such coverage issues. On May 23, 1995, the insurance carrier rescinded the various non-waiver agreements currently in effect regarding the remainder of the Hurricane Andrew litigation, allegedly without waiving any future coverage defenses, conditions, limitations, or rights. For this and other reasons, the extent to which the insurance carrier may recover any of these proceeds from the Partnership is uncertain. Therefore, the accompanying consolidated financial statements do not reflect any accruals related to this matter.

     The Partnership was involved in a lawsuit captioned Berry v. Merrill Lynch, Pierce Fenner & Smith, Arvida/JMB Partners, Limited Partnership, Arvida/JMB Managers, Inc., JMB Realty Corporation and Does 1 through 100, which was filed in the Superior Court of the State of California in and for the County of San Diego, Case No. 669709. The lawsuit was purportedly filed as a class action on behalf of the named plaintiffs and all other persons or entities in the State of California who bought or acquired, directly or indirectly, limited partnership interests ("Interests") in the Partnership from September 1, 1987 through the present. The lawsuit alleged, among other things, that the defendants made misrepresentations and concealed various facts, breached fiduciary duties, and violated a contractual covenant of good faith in connection with the sale of Interests in the Partnership. The lawsuit further alleged that such conduct violated California state law relating to fraud, constructive fraud, breach of fiduciary duty, willful suppression of facts, breach of the covenant of good faith, and conspiracy. The Partnership filed an answer denying the material allegations of the complaint and setting forth various affirmative defenses. Subsequent thereto, defendants settled the suit in order to put to rest all controversy and to avoid further disruption to defendants' ordinary business operations and the expense, burden and risk of protracted litigation. The settlement, which has been concluded, is not an admission of liability, which the defendants expressly denied. The settlement did not result in the payment of a material amount by the defendants.

     In addition, the Partnership has been advised by Merrill Lynch that various investors have sought to compel Merrill Lynch to arbitrate claims brought by certain investors of the Partnership representing approximately 5% of the total of approximately 404,000 Interests outstanding. Merrill Lynch has asked the Partnership and its General Partner to confirm an obligation of the Partnership and its General Partner to indemnify Merrill Lynch in these claims against all loss, liability, claim, damage and expense, including without limitation attorneys' fees and expenses, under the terms of a certain Agency Agreement dated September 15, 1987 ("Agency Agreement") with the Partnership relating to the sale of Interests through Merrill Lynch on behalf of the Partnership. These claimants have sought and are seeking to arbitrate claims involving unspecified damages against Merrill Lynch based on Merrill Lynch's alleged violation of applicable state and/or federal securities laws and alleged violations of the rules of the National Association of Securities Dealers, Inc., together with pendent state law claims. Some of these investors have begun the arbitration process. The Partnership believes that Merrill Lynch has resolved some of these claims through litigation and otherwise, and that Merrill Lynch is defending other claims. The Agency Agreement generally provides that the Partnership and its General Partner shall indemnify Merrill Lynch against losses occasioned by any actual or alleged misstatements or omissions of material facts in the Partnership's offering materials used in connection with the sale of Interests and suffered by Merrill Lynch in performing its duties under the Agency Agreement, under certain specified conditions. The Agency Agreement also generally provides, under certain conditions, that Merrill Lynch shall indemnify the Partnership and its General Partner for losses suffered by the Partnership and occasioned by certain specified conduct by Merrill Lynch in the course of Merrill Lynch's solicitation of subscriptions for, and sale of, Interests. The Partnership is unable to determine at this time the ultimate investment of investors who have filed arbitration claims as to which Merrill Lynch might seek indemnification in the future. At this time, and based upon the information presently available about the arbitration statements of claims filed by some of these investors, the Partnership and its General Partner believe that they have meritorious defenses to demands for indemnification made by Merrill Lynch and intend to vigorously pursue such defenses. Although there can be no assurance regarding the outcome of the claims for indemnification, at this time, based on information presently available about such arbitration statements of claims, the Partnership and its General Partner do not believe that the demands for indemnification by Merrill Lynch will have a material adverse effect on the financial condition of the Partnership.

     On or about October 16, 1995, a lawsuit was filed against the Partnership and others in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida, entitled Council of Villages, Inc. et al v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida/JMB Partners, Ltd., Broken Sound Club, Inc., and Country Club Maintenance Association, Inc., Case No. CL 95 8107-AJ. The multi-count lawsuit is brought as a class action, and individually, on behalf of various residents of the Broken Sound Community, and alleges that defendants engaged in various acts of misconduct in, among other things, the establishment, operation, management and marketing of the Broken Sound golf course and recreational facilities, as well as the alleged improper failure to turn over said facilities to the Broken Sound homeowners on a timely basis. Plaintiffs seek, through various theories, including but not limited to breach of ordinance, fiduciary duty, fraud, and civil theft, damages in excess of $45 million, the appointment of a receiver for the Broken Sound Club, other unspecified compensatory damages, the right to seek punitive damages, treble damages, prejudgment interest, attorneys' fees and costs. The Partnership believes that the lawsuit is without merit and intends to vigorously defend itself in this matter.

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

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

      3.1.    Amended and Restated Agreement of Limited Partnership.*

      3.2. Assignment Agreement by and among the General Partner, the Initial Limited Partner and the Partnership.*

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

      4.10. Second Amended and Restated Credit Agreement dated November 29, 1994, among Arvida/JMB Partners, L.P., Arvida/JMB Partners, Southeast Florida Holdings, Inc., Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership, Weston Hills Country Club Limited Partnership and Chemical Bank and Nationsbank of Florida, N.A. ***

      4.11. Affirmation and Amendment of Security Documents dated November 29, 1994, among Arvida/JMB Partners, Arvida/JMB Partners, L.P., Southeast Florida Holdings, Inc., Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership, Weston Hills Country Club Limited Partnership and Chemical Bank. ***

      4.12. Modification of Mortgage and Security Agreement and Other loan Documents dated November 29, 1994, among Arvida/JMB Partners, Weston Hills Country Club Limited Partnership and Chemical Bank. ***

      4.13. Modification of First Mortgage and Security Agreement and Other Loan Documents dated November 29, 1994, among Arvida/JMB Partners, Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership and Chemical Bank. ***

      4.14. Credit Agreement extension dated July 28, 1995 made by Arvida/JMB Partners, L.P., Arvida/JMB Partners, Southeast Florida Holdings, Inc., Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership, Weston Hills Country Club Limited Partnership and Chemical Bank is incorporated by reference to the Partnership's Report for June 30, 1995 on Form 10-Q (File No. 0-16976) dated August 9, 1995.

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


                   ARVIDA/JMB PARTNERS, L.P.

                   BY:    Arvida/JMB Managers, Inc.
                          (The General Partner)




                          By:    GAILEN J. HULL
                                 Gailen J. Hull, Vice President
                          Date:  November 9, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                 GAILEN J. HULL
                                 Gailen J. Hull, Principal Accounting Officer
                          Date:  November 9, 1995