Form 10-K405
period 1995-12-31
ARVIDA JMB PARTNERS L P
filed 1996-04-01
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-K


         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Fiscal Year
Ended December 31, 1995        Commission file no. 0-16976


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


                               TABLE OF CONTENTS


                                                  Page
                                                  ----
PART I

Item  1.   Business. . . . . . . . . . . . . . . .   1

Item  2.   Properties. . . . . . . . . . . . . . .   4

Item  3.   Legal Proceedings . . . . . . . . . . .   6

Item  4.   Submission of Matters to a
           Vote of Security Holders. . . . . . . .   8


PART II

Item  5.   Market for the Partnership's Limited
           Partnership Interests and
           Related Security Holder Matters . . . .   9

Item  6.   Selected Financial Data . . . . . . . .  10

Item  7.   Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations . . . . . . . . .  12

Item  8.   Financial Statements and
           Supplementary Data. . . . . . . . . . .  22

Item  9.   Changes in and Disagreements with
           Accountants on Accounting and
           Financial Disclosure. . . . . . . . . .  57


PART III

Item 10.   Director and Executive Officers of
           the Registrant. . . . . . . . . . . . .  57

Item 11.   Executive Compensation. . . . . . . . .  60

Item 12.   Security Ownership of Certain
           Beneficial Owners and Management. . . .  62

Item 13.   Certain Relationships and
           Related Transactions. . . . . . . . . .  63


PART IV

Item 14.   Exhibits, Financial Statement
           Schedules, and Reports on Form 8-K. . .  63


SIGNATURES . . . . . . . . . . . . . . . . . . . .  67












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

     The assets of the Partnership consist principally of interests in land which is in the process of being developed into master-planned residential communities (the "Communities") and, to a lesser extent, commercial and industrial properties; mortgage notes and accounts receivable; construction, brokerage and other support businesses; real estate assets held for investment; certain club and recreational facilities; and a cable television business serving one of its Communities. The Partnership is principally engaged in the development of comprehensively planned resort and primary home Communities containing a diversified product mix designed for the middle and upper income segments of the various markets in which the Partnership operates.

     The Partnership sells individual residential lots and parcels of partially developed and undeveloped land. The third-party builders and developers to whom the Partnership sells homesites and land parcels are generally smaller local builders who require project specific financing for their developments and whose operations are more susceptible to fluctuations in the availability and terms of financing. In addition, within the Communities, the Partnership constructs, or causes to be constructed, a variety of products, including single-family homes, town-houses and condominiums to be developed for sale, as well as related commercial and recreational facilities. The Communities are located primarily throughout the State of Florida, with Communities also located near Atlanta, Georgia; Highlands, North Carolina and, until March 1996, in Orange County, California. Additional undeveloped properties owned by the Partnership in or near its Communities are being considered for development as commercial, office and industrial properties. The Partnership also owns or manages certain club and recreational facilities within certain of its Communities. Certain assets located in Florida were acquired by the Partnership from the Seller by purchasing a 99.9% interest in a joint venture partnership in which the General Partner acquired the remaining joint venture partnership interest. In addition, other assets are owned by various partnerships, the interests of which are held by certain indirect subsidiaries of the Partnership and by the Partnership.

      Arvida Company ("Arvida"), an affiliate of the General Partner, provides certain development and management supervisory personnel to the Partnership for the supervision of all of its projects and operations, subject, in each case, to the overall control of the General Partner on behalf of the Partnership. The Partnership, directly or through certain subsidiaries, provides development and management services to the home ownership associations within the Communities. At December 31, 1995, one of the Partnership's Communities offered a cable television system to its residents, which system is owned and operated by an entity owned by the Partnership.

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

     The Communities are in various stages of development. The remaining estimated build-out time for the Communities ranges from one to nine years.

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

     In addition, prior to or contemporaneously with zoning approval, the Partnership, if subject to the applicable filing requirements, must obtain "Development of Regional Impact" ("DRI") approval from the applicable local governmental agency after review and recommendations from the appropriate regional planning agency, with oversight by the Florida State Department of Community Affairs. Receipt of DRI approval is a prerequisite to obtaining zoning, platting, building permits or other approvals required to begin development or construction. Obtaining such approvals can involve substantial periods of time and expense and may result in the loss of desired densities, and approvals may need to be resubmitted if there is any subsequent deviation in current approved plans. The process may also require committing land for public use and payment of substantial impact fees. In addition, state laws generally provide further that a parcel of land cannot be subdivided into distinct segments without having a plat filed and finalized with the local or municipal authority, which will, in general, require the approval of various local agencies, such as environmental and public works departments. In addition, the Partnership must secure the actual permits for development from applicable Federal (e.g., the Army Corps of Engineers and/or the Environmental Protection Agency with respect to coastal and wetlands developments, including dredging of waterways) and state or local agencies, including construction, dredging, grading, tree removal and water management and drainage district permits. The Partnership may, in the process of obtaining such permits or approvals for platting or construction activities, incur delays or additional expenses; however, such permits and approvals are customarily obtained in conjunction with the development process. Failure to obtain or maintain necessary approvals, or rejection of submitted plans, would result in an inability to develop the Community as originally planned and would cause the Partnership to reformulate development plans for resubmission, which might result in a failure to increase, or a loss of, market value of the property. The foregoing discussion and the discussion which follows are also generally applicable to the Partnership's commercial and industrial developments.

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

     Certain of the Florida Communities described below have applied for and have been designated as Planned Unit Development's ("PUD") by the local zoning authority (usually the governing body of the municipality or the county in which the Community is or will be located). Designation as a PUD generally establishes permitted densities (i.e., the number of residential units which may be constructed) with respect to the land covered thereby and, upon receipt, enables the developer to proceed in an orderly, planned fashion. Generally, such PUD approvals permit flexibility between single-unit and multi-unit products since the developer can plan Communities in either fashion as long as permitted densities are not exceeded. As a consequence, developments with PUD status are able to meet changing demand patterns in housing through such flexibility. It should be noted that some of the Communities, while not having received PUD approval, have obtained the necessary zoning approvals to create a planned community development with many of the benefits of PUD approval such as density shifting.

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

     In the opinion of the General Partner of the Partnership, all of the investment properties held at December 31, 1995 are adequately insured.

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

     The Partnership has approximately 690 employees.

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

     (a)  Palm Beach County, Florida

     The Partnership owns property in Broken Sound, a 970-acre Community located in Boca Raton. The Community offered a wide range of residential products built by the Partnership or third-party builders, all of which were sold and closed as of December 31, 1995.



     (b)  Broward County, Florida

     The Partnership owns property in Weston, a 7,500-acre Community in its mid stage of development. The Community offers a complete range of housing products built by the Partnership or third-party builders, as well as tennis, swim and fitness facilities, two-18 hole golf courses and an equestrian center. In addition, the Partnership owns commercial land, most of which is currently undeveloped, located in the Weston Community. Reference is made to Note 12 for a discussion of the Partnership's use of certain tax-exempt financing in connection with the development of the Weston Community.

     (c)  Sarasota / Tampa, Florida

     The Partnership owns property on Longboat Key which is a barrier island on Florida's west coast, approximately four miles from downtown Sarasota and seven miles from Sarasota/Bradenton airport. The property is in its mid stage of development. The Partnership also owns property in a Community in the Tampa area known as River Hills Country Club which is a 1,200-acre Community in its mid stage of development. The Partnership owned an interest in The Oaks Community in Sarasota, Florida which was sold during 1993. Reference is made to Note 8 for a discussion of the sale of the Partnership's interest in The Oaks property and the repayment of the mortgage loan secured by such property.

     (d)  Jacksonville, Florida

     The Partnership owns property in two Communities in Ponte Vedra Beach, Florida, twenty-five miles from downtown Jacksonville, known as Sawgrass Country Club and The Players Club at Sawgrass. These Communities are in their final stages of development and were virtually sold out at December 31, 1995. The Partnership also owns property in a 730-acre Community known as the Jacksonville Golf and Country Club which is in its mid to late stage of development.

     (e)  Atlanta, Georgia

     The Partnership owns properties in the Atlanta, Georgia area known as Water's Edge and Dockside, which are in their mid and final stages of development, respectively.

     (f) Highlands, North Carolina

     The Partnership owns a 600-acre Community near Highlands, North Carolina known as The Cullasaja Club. The Community is in its mid stage of development.

     (g)  Other

     As of December 31, 1995, the Partnership also owned a 20% joint venture interest in a 4,000-acre Community, known as Coto de Caza, located in Southern Orange County, California. The Community is in its mid stage of development. During March 1996, the Partnership sold its interest in the Community to unaffiliated third parties for approximately $12 million. Reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 7 for further discussion of this joint venture.

      The Partnership also owns, either directly or through joint venture interests, various commercial and industrial sites and buildings in Sarasota, Tampa, Ocala, Pompano Beach and Palm Beach County, Florida which are not located in its residential Communities. At December 31, 1995, the joint venture property in Pompano Beach was encumbered by mortgages in the aggregate principal amount of approximately $4.0 million. Reference is made to Note 11 for further discussion of this venture and its related indebtedness.




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

     Several of these lawsuits alleged that the Partnership was liable, among other reasons, as a result of its own alleged acts of misconduct or as a result of the Partnership's assumption of Arvida Corporation's liabilities in connection with the Partnership's purchase of Arvida Corporation's assets from The Walt Disney Company ("Disney") in 1987, which included certain assets related to the Country Walk development. Pursuant to the agreement to purchase such assets, the Partnership obtained indemnification by Disney for certain liabilities relating to facts or circumstances arising or occurring prior to the closing of the Partnership's purchase of the assets. Over 80% of the Arvida-built homes in Country Walk were built prior to the Partnership's ownership of the Community. Where appropriate, the Partnership has tendered or will tender each of the above-described lawsuits to Disney for defense and indemnification in whole or in part pursuant to the Partnership's indemnification rights. Where appropriate, the Partnership has also tendered these lawsuits to its various insurance carriers for defense and coverage. A number of these lawsuits have been settled, in some instances with the settlement funded by one of the Partnership's insurance carriers, subject to a reservation of rights. The Partnership is unable to determine at this time to what extent damages in these lawsuits, if any, against the Partnership, as well as the Partnership's cost of investigating and defending the lawsuits, will ultimately be recoverable by the Partnership either pursuant to its rights of indemnification by Disney or under contracts of insurance.

     As noted above, one of the Partnership's insurance carriers has been funding settlements of various litigation related to Hurricane Andrew. In some, but not all, instances the insurance carrier has provided the Partnership with written reservation of rights letters. The aggregate amount of the settlements funded to date by this carrier is approximately $8.0 million. The insurance carrier that funded these settlements pursuant to certain reservations of rights has stated its position that it has done so pursuant to various non-waiver agreements. The carrier's position was that these non-waiver agreements permitted the carrier to fund settlements without barring the carrier from raising insurance coverage issues or waiving such coverage issues. On May 23, 1995, the insurance carrier rescinded the various non-waiver agreements currently in effect regarding the remainder of the Hurricane Andrew litigation, allegedly without waiving any future coverage defenses, conditions, limitations, or rights. For this and other reasons, the extent to which the insurance carrier may recover any of these proceeds from the Partnership is uncertain. Therefore, the accompanying consolidated financial statements do not reflect any accruals related to this matter.



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

     On or about October 16, 1995, a lawsuit was filed against the Partnership and others in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida, entitled Council of Villages, Inc. et al v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida/JMB Partners, Ltd., Broken Sound Club, Inc., and Country Club Maintenance Association, Inc. The multi-count complaint, as amended, is brought as a class action, and individually, on behalf of various residents of the Broken Sound Community, and alleges that defendants engaged in various acts of misconduct in, among other things, the establishment, operation, management and marketing of the Broken Sound golf course and recreational facilities, as well as the alleged improper failure to turn over such facilities to the Broken Sound homeowners on a timely basis. Plaintiffs seek, through various theories, including but not limited to breach of ordinance, breach of fiduciary duty, fraud, unjust enrichment and civil theft, damages in excess of $45 million, the appointment of receivers for the Broken Sound Club and Country Club Maintenance Association, Inc., other unspecified compensatory damages, the right to seek punitive damages, treble damages, prejudgment interest, attorneys' fees and costs. The Partnership believes that the lawsuit is without merit and intends to vigorously defend itself in this matter.


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

     There were no matters submitted to a vote of security holders during 1994 and 1995.





                            PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS
              AND RELATED SECURITY HOLDER MATTERS


     As of December 31, 1995, there were 24,908 record Holders of Interests of the Partnership. There is no public market for Interests, and it is not anticipated that a public market for Interests will develop. Upon request, the General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor.

However, there are restrictions governing the transferability of these Interests as described in "Transferability of Partnership Interests" on pages A-31 to A-33 of the Partnership Agreement and limitations on the rights of assignees of Holders of Interests as described in Sections 3 and 4 of the Assignment Agreement, which are hereby incorporated by reference to Exhibit 99.1 to this report. Reference is made to Item 1. Business for a discussion of the election to be made by the General Partner with respect to causing Interests to be listed on a national exchange or to be reported by the National Association of Securities Dealers Automated Quotation System, purchasing or causing an affiliate or affiliates to purchase all of the Interests at their then appraised fair market value, or commencing a liquidation of all of the Partnership's assets.

     Reference is made to Item 6. Selected Financial Data for a discussion of cash distributions made to the Limited Partners. For a description of the provisions of the Partnership Agreement relating to cash distributions, see Note 14. Reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 for a discussion of the factors impacting the Partnership's ability to pay distributions to its partners. As a result of certain restrictions on distributions to partners contained in its credit facility agreement, the Partnership made distributions to its partners in amounts substantially less than the tax consequences attributable to the Federal taxable income allocable to each partner multiplied by the maximum individual Federal income tax rate for the years ended December 31, 1994 and 1993.



ITEM 6.  SELECTED FINANCIAL DATA

                                   ARVIDA/JMB PARTNERS, L.P.
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                         DECEMBER 31, 1995, 1994, 1993, 1992 AND 1991

               (NOT COVERED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT'S REPORT)


                          1995         1994         1993        1992        1991
                     -------------------------- ----------- ------------------------

Total revenues . . . .$382,267,482  315,058,058 247,651,192  174,710,779 155,699,871
                      ============ ======================== ========================

Net operating income
 (loss). . . . . . . .$ 45,181,165   52,676,462  30,689,914  (23,337,245)(11,777,093)
                      ============ ======================== ========================
Equity in earnings
 (losses) of uncon-
 solidated ventures. .$  1,050,994      524,520   1,134,947   (2,225,531)   (769,300)
                      ============ ======================== ========================
Net income (loss). . .$ 41,836,686   47,197,532  29,293,058  (43,974,366)(30,667,969)
                      ============ ======================== ========================
Net income (loss) per
 Limited Partnership
 Interest (a). . . . .$     101.91       115.37       71.78      (160.42)     (74.39)
                      ============ ======================== ========================
Total assets (b) . . .$366,439,241  376,371,712 348,094,995  350,807,538 420,289,287
                      ============ ======================== ========================
Total liabilities (b).$133,773,954  179,791,958 196,004,818  228,010,419 253,517,802
                      ============ ======================== ========================
Cash distributions
 per Interest (c). . .$      13.49         6.35      --           --          --
                      ============ ======================== ========================

     The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.




    (a) The net income (loss) per Limited Partnership Interest is based upon the average number of Limited Partner Interests outstanding during each period.

    (b) The Partnership does not present a classified balance sheet as a matter of industry practice, and as such, does not distinguish between current and non-current assets and liabilities.

    (c) Cash distributions from the Partnership are generally not equivalent to Partnership income as determined for Federal income tax purposes or as determined under generally accepted accounting principles. Cash distributions to the Limited Partners represent a return of capital for Federal income tax purposes. During February 1995, the Partnership made a distribution for 1994 of $5,421,680 to its Limited Partners ($13.42 per Interest). In addition, during the first quarter of 1995, the Partnership remitted each Limited Partner's share of a North Carolina non-resident withholding tax on behalf of each of the Limited Partners. Such payment, which totalled $26,784 ($.07 per Interest), was deemed a distribution to the Limited Partners. During February 1994, the Partnership made a distribution for 1993 of $2,565,433 to its Limited Partners ($6.35 per Interest). There were no cash distributions in 1991, 1992 and 1993.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At December 31, 1995 and 1994, the Partnership had cash and cash equivalents of approximately $20,171,000 and $22,024,000, respectively. Bank overdrafts, which represent checks in transit, of approximately $3,973,000 at December 31, 1995 were repaid from cash on hand during January 1996. Remaining cash and cash equivalents were available for future debt service, working capital requirements and distributions to partners, subject to certain restrictions. The source of both short-term and long-term future liquidity is expected to be derived primarily from the sale of housing units, homesites and land parcels and through the Partnership's credit facility, which is discussed below.

     Due to the seasonal nature of its operations, a significant portion of the Partnership's cash flow from operations (before debt service and distributions) was generated from closings in the fourth quarter of 1995. However, many of the expenditures related to such closings were incurred prior to the fourth quarter. The increased closing activity in the latter part of 1995 is the primary cause for the increase in cash and cash equivalents at December 31, 1995 as compared to the cash balance reported in the Partnership's quarterly filing at September 30, 1995. In addition, each year numerous housing and homesite closings occur during the last business days in December. Receipts generated from such closings are sometimes not received by the Partnership until January of the following fiscal year. The amount of proceeds to be received from such closings are included in trade and other accounts receivable on the accompanying consolidated balance sheets. The increase in the amount of closings which occurred during the last business days in December 1995 as compared to the same period in 1994 is the primary cause for the increase in trade and other accounts receivable at December 31, 1995 as compared to 1994 on the accompanying consolidated balance sheets.

     The Partnership was able to generate significant cash flow before debt service during 1995 and 1994. The Partnership utilized this cash flow to make scheduled and additional principal repayments on its outstanding debt, as required under the terms of the credit facility agreement, and to increase its cash reserves. In February 1995, the Partnership made a distribution for 1994 of $5,421,680 to its Limited Partners ($13.42 per Interest) and $301,201 to the General Partner and Associate Limited Partners, collectively. In addition, during the first quarter of 1995, the Partnership remitted each Limited Partner's share of North Carolina non-resident withholding tax. Such payment, which totalled $26,784 ($.07 per Interest), was deemed a distribution to the Limited Partners. A distribution of $1,488 was also paid at that time to the General Partner and Associate Limited Partners, collectively, a portion of which was also remitted to the North Carolina tax authorities on their behalf. During February 1994, the Partnership made a distribution for 1993 of $2,565,433 to its Limited Partners ($6.35 per Interest) and $142,523 to the General Partner and Associate Limited Partners, collectively. As a result of certain restrictions on distributions to partners contained in its credit facility agreement, the Partnership made distributions to its partners in amounts substantially less than the tax consequences attributable to the Federal taxable income allocable to each partner multiplied by the maximum individual Federal income tax rate for the years ended December 31, 1994 and 1993.



     At December 31, 1995, the Partnership's credit facility consists of a term loan in the original amount of $85,252,520, a revolving line of credit facility up to $20 million, an income property term loan in the original amount of $18,233,326 and a $15 million letter of credit facility. The term loan, the revolving line of credit and the letter of credit facility are secured by recorded mortgages on all otherwise unencumbered real property assets of the Partnership as well as an assignment of all mortgages receivable, equity memberships, certain joint venture interests or joint venture proceeds, and cash balances (with the exception of deposits held in escrow). The income property term loan is secured by the recorded first mortgage on a mixed-use center in Boca Raton, Florida. Another office building also located in Boca Raton, known as Mizner Place, which served as additional collateral for the income property term loan was sold in May 1995. All of the notes under the facility are cross-collateralized and cross-defaulted.

     Under the term loan agreement, the Partnership made scheduled principal payments of $10 million in March 1994, February 1995 and February 1996 and a $5 million principal payment in July 1995. In addition, the term loan agreement provides for additional principal repayments to be made upon the sale of certain assets as well as a specified percentage of annual cash flow, as defined. During the year ended December 31, 1995, the Partnership made such additional term loan payments totalling approximately $25.9 million. A principal repayment of $5 million on the term loan is due in July 1996. The remaining balance outstanding is due in July 1997.
Under the income property term loan, principal payments of $0.1 million are required to be paid monthly until maturity. In addition to the scheduled monthly payments, in May 1995 the Partnership used the net proceeds of approximately $4 million from the sale of the Mizner Place office building to pay down the income property term loan. The income property term loan and the revolving line of credit were scheduled to mature in March 1996 and December 1995, respectively. The Partnership has been negotiating with its lenders for a renewal of its revolving line of credit and income property term loan. During March 1996, the Partnership's lenders reached an agreement in principle with each other whereby one of the lenders would purchase the other's participating interest in the Partnership's credit facilities. In addition, during March 1996, the successor lender agreed to renew the Partnership's revolving line of credit, income property term loan and letter of credit facility through July 1997. The Partnership's letter of credit facility was scheduled to mature in July 1995, but was extended for one year and will mature in July 1996. At December 31, 1995, all of the term and income property term loan proceeds had been borrowed with remaining outstanding balances of $32,531,048 and $12,766,746, respectively. The balances outstanding on the revolving line of credit and the letter of credit facilities at December 31, 1995 were $0 and $9,236,746, respectively.

     During March 1996, the Partnership closed on the sale of its 20% joint venture interest in Coto de Caza including the related promissory note for advances previously made to the joint venture, to unaffiliated third parties for a cash sales price of $12.0 million. The Partnership used $2.0 million of the sale proceeds to paydown its term loan. The General Partner believes that this sale was in the best interest of the Partnership given current market conditions in Orange County, California. As a result of this transaction, the Partnership has no future obligations with respect to Coto de Caza. This transaction will result in a gain to be recognized in 1996 for financial reporting and Federal income tax purposes.

     The Partnership has a $24.0 million revolving construction line of credit for construction of the buildings and certain amenities within the Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay. This line of credit currently bears interest at the lender's prime rate (8.50% at December 31, 1995) plus 1/2% per annum and matures in January 1997. At December 31, 1995, approximately $11.7 million was outstanding under this line of credit. The Partnership anticipates that this amount will be repaid from the proceeds from the sale of condominium units.



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

     The Partnership has been seeking a permit to develop 1,166 of the approximate 2,475 gross acres contained in Increment III of the Weston Community, portions of which are environmentally sensitive areas and are subject to protection as wetlands. The Partnership's application for a wetlands permit for Increment III, as modified on July 31, 1995, includes wetlands mitigation of 1,553 acres. This includes approximately 226 acres of land owned by the Partnership outside of Increment III, and approximately 18 acres of land owned by the Florida Department of Transportation (the "FDT") which is included in the mitigation response. The land outside Increment III was acquired to augment the Partnership's mitigation response to the United States Army Corps of Engineers (the "Corps"), which is the governmental agency responsible for issuing permits involving development of wetlands areas. The Partnership has reached an agreement with the FDT whereby in exchange for the right to use the 18 acres of land owned by the FDT, the Partnership has agreed to remove certain trees on the land due to their negative impact on the wetlands.
The mitigation plan calls for the improvement of the function and value of the wetlands, including development of refuge habitat areas, and ongoing maintenance and monitoring of the same. After the mitigation response, the Partnership will have approximately 1,166 acres available for residential and commercial development, less requirements for schools, parks, roads and related development infrastructure.



     The Corps has concluded its processing of the Partnership's application, as modified, and on February 29, 1996, issued its Section 404 Permit on the same terms and conditions as set forth in the Partnership's amended application. The U.S. Fish and Wildlife Service and the Environmental Protection Agency have relinquished their rights to veto or elevate the permit decision to higher governmental officials. Therefore, issuance of the Section 404 Permit is subject only to collateral attacks by unrelated third parties, the risk of which is remote.

     Additionally, the Partnership has received analogous permits from both Broward County and the State of Florida authorizing the development of Increment III in accordance with the Partnership's current development plans, subject only to a final modification to the Development of Regional Impact Development Order for Increment III, which the Partnership believes can be acquired in the ordinary course of business. However, if such modification is not obtained, the Partnership would be required to revise its development plans for the remaining portions of Increment I and II of the Weston Community, as well as its development plans for Increment III. Such revisions would have a material adverse impact on the timing and amount of net income and net cash flow ultimately realized by the Partnership from the development of the Weston Community.

     In connection with the development of the mitigation response required by the Corps, State of Florida and Broward County wetland fill permits, the Indian Trace Community Development District (the "District") and the Partnership have entered into a cost sharing agreement whereby the Partnership contributes the land and technical expertise necessary to obtain and implement the permit conditions and the District pays all development costs and assumes the perpetual maintenance obligation. The cost associated with the development and perpetual maintenance of the land will be reimbursed through assessments charged by the District to the owner of the property. Such assessments will be paid by the Partnership until the land is sold through the Partnership's ordinary course of business.

     The Partnership may be responsible for funding certain other ancillary activities for related entities in the ordinary course of business which the Partnership does not currently believe will have any material adverse effect on its consolidated financial position or results of operations.

     In June 1993, the Partnership executed an agreement with Equitable South Florida Venture ("Equitable"), the successor in interest to Tishman Speyer/Equitable South Florida Venture, the original purchaser of approximately 390 acres of land in Increment III of the Partnership's Weston Community, whereby, in exchange for $5.0 million, the Partnership repurchased approximately 330 acres of the land and Equitable agreed to relieve the Partnership of its obligations under certain provisions of the Sale and Purchase Agreement dated December 15, 1983, which were assumed by the Partnership in connection with the purchase of the assets of Arvida Corporation in September 1987. Of the agreed upon price of $5 million, $2.5 million was paid at the execution of the agreement in 1993 and the balance of $2.5 million was to be paid in equal annual installments of $500,000 together with interest thereon at 8% per annum. The Partnership made the first two of these scheduled payments in May 1994 and 1995. During October 1995, the Partnership repaid the remaining outstanding principal balance of $1.5 million. As part of its efforts to obtain the appropriate development permits discussed in the preceding paragraphs, the Partnership has included this land as part of its mitigation plan for the development of Increment III of its Weston Community.

     The Partnership has been advised by Merrill Lynch that various investors have sought to compel Merrill Lynch to arbitrate claims brought by certain investors of the Partnership representing approximately 5% of the total of approximately 404,000 Interests outstanding. Merrill Lynch has asked the Partnership and its General Partner to confirm an obligation of the Partnership and its General Partner to indemnify Merrill Lynch in these claims against all loss, liability, claim, damage and expense, including without limitation attorneys' fees and expenses, under the terms of a certain Agency Agreement dated September 15, 1987 ("Agency Agreement") with the Partnership relating to the sale of Interests through Merrill Lynch on behalf of the Partnership. These claimants have sought and are seeking to arbitrate claims involving unspecified damages against Merrill Lynch based on Merrill Lynch's alleged violation of applicable state and/or federal securities laws and alleged violations of the rules of the National Association of Securities Dealers, Inc., together with pendent state law claims. Reference is made to Note 11 for further information concerning such claims. At this time, and based upon the information presently available about the arbitration statements of claims filed by some of these investors, the Partnership and its General Partner believe that they have meritorious defenses to demands for indemnification made by Merrill Lynch and intend to vigorously pursue such defenses. Although there can be no assurance regarding the outcome of the claims for indemnification, at this time, based on information presently available about such arbitration statements of claims, the Partnership and its General Partner do not believe that the demands for indemnification by Merrill Lynch will have a material adverse effect on the financial condition of the Partnership.

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

RESULTS OF OPERATIONS

     The results of operations for the years ended December 31, 1995, 1994 and 1993 are primarily attributable to the development and sale or operation of the Partnership's assets. See Note 1 for a discussion regarding the recognition of profit from sales of real estate.

     For the year ended December 31, 1995, the Partnership (including its consolidated ventures and its unconsolidated ventures accounted for under the equity method) closed on the sale of 1,283 housing units, 554 homesite lots, approximately 177 acres of developed and undeveloped residential or commercial/industrial land tracts as well as an office building located in downtown Boca Raton known as Mizner Place, and the Partnership's cable operations in the Broken Sound Community. This compares to closings in 1994 of 899 housing units, 608 homesite lots, approximately 12 acres of developed and undeveloped residential or commercial/industrial land tracts.

Closings in 1993 were for 626 housing units, 752 homesite lots, approximately 91 acres of developed and undeveloped land tracts as well as the sales of the Oak Bridge Club and the remaining real estate and equity memberships at The Oaks Community. Outstanding contracts ("backlog") as of December 31, 1995 were for 875 housing units, 22 homesites and approximately 18 acres of developed and undeveloped land tracts. This compares to a backlog as of December 31, 1994 of 897 housing units, 67 homesites, approximately 36 acres of developed and undeveloped land tracts as well as the Mizner Place office building. The backlog as of December 31, 1993 was for 527 housing units, 127 homesites and approximately 47 acres of developed and undeveloped land tracts.



     The Partnership's Communities are in various stages of development, with estimated remaining build-outs ranging from one to nine years. The Weston Community, located in Broward County, Florida, is the Partnership's largest Community and is in its mid stage of development. Also in their mid stages of development are the River Hills Country Club in Tampa, Florida; Jacksonville Golf and Country Club in Jacksonville, Florida; the Water's Edge Community in Atlanta, Georgia; The Cullasaja Club, near Highlands, North Carolina and the Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay. The Partnership's remaining Communities known as Sawgrass Country Club, in Jacksonville, Florida and Dockside in Atlanta, Georgia are in their final stages of development with anticipated close-outs in 1996. In addition, the Broken Sound Community, located in Boca Raton, Florida, is complete and had its final closings in 1995. Future revenues will be impacted to the extent that there are lower levels of inventories available for sale as these Communities approach or undertake their final phases. In addition, due to the close-out of the Partnership's higher profit margin products within Broken Sound in 1995, future gross operating profit margins from housing activities are not expected to be as high as recent years' margins.

     Revenues from housing and homesite activities are recognized upon the closing of homes built by the Partnership and developed lots, respectively, within the Partnership's Communities. Land and property revenues are generated from the closing of developed and undeveloped residential and/or commercial land tracts, the sale of operating properties as well as gross revenues earned from the sale of equity memberships in the clubs within the Partnership's Boca Raton and Jacksonville, Florida Communities, and its Community near Highlands, North Carolina.

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

     Historically, a substantial portion of the Partnership's housing revenues during the first six months of a given year are generated from the closing of units contracted in the prior year. For the year ended December 31, 1995, the Partnership experienced a 43% net increase in the number of housing units closed as compared to 1994. Closings during 1995 exceeded those for 1994 at all of the Partnership's Communities, with the exception of the Broken Sound Community which is complete and had its final closings in May 1995. This increase in closing activity is the primary cause for the increase in housing revenues for 1995 as compared to 1994. Closings in the Partnership's Weston Community alone accounted for approximately 93% of the overall net increase in unit closings. This increase is primarily attributable to the substantial increase in the backlog of unclosed housing units at Weston at December 31, 1994 as compared to December 31, 1993. The increase in the number of closings in the Partnership's Jacksonville Communities is also due primarily to an increase in the backlog of unclosed units in those Communities at the end of 1994 as compared to 1993. Also contributing to the favorable revenue variance is an increase in the amount of revenues recognized under the percentage of completion method in 1995 at Arvida's Grand Bay on Longboat Key, Florida. During 1995, the Partnership recognized revenues from two buildings at Arvida's Grand Bay as compared to one building in 1994.



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

Housing closings and revenues for 1994 also exceeded those for 1993 at the Partnership's Communities in Tampa and Jacksonville, Florida due to the introduction of products which had their initial closings in the fourth quarter of 1993, as well as at the Partnership's Broken Sound Community. Revenues increased at Broken Sound due to the continued sale of products which had their initial closings in the second quarter of 1993, as well as the introduction of a new product in 1993 which had its initial closings in 1994. Also contributing to the overall increase in housing revenues for 1994 as compared to 1993 is the initial recognition of revenues for the first building at Arvida's Grand Bay during 1994.

     The gross operating profit margin from housing activity decreased for the year ended December 31, 1995 as compared to 1994 primarily as a result of the substantial decline in the number of units closed at the Partnership's Broken Sound Community. Due to the close-out of this Community's higher priced, higher profit margin product built by the Partnership, future gross operating margins from housing activities are not expected to be as high as recent years' margins. In addition, South Florida building code changes, which have been in effect since September 1, 1994, have impacted construction requirements in Broward County. These building code changes have resulted in increased construction costs, not all of which have been passed through to the home purchasers at this time. As a result, the Partnership experienced some erosion in its gross operating profit margins from housing sales during 1995 as compared to 1994.

     The decrease in homesite revenues for the year ended December 31, 1995 as compared to 1994 is due primarily to the close-out of lots in the Partnership's Sawgrass Country Club Community in 1995. Homesite revenues also decreased at Weston due to lower sales prices generated on the higher priced product sold in that Community. Revenues from homesite activities decreased for the year ended December 31, 1994 as compared to 1993 due to the implementation of the Partnership's decision to place more emphasis on its home building operations. The decrease in homesite revenues in 1994 as compared to 1993 was also due to reduced closings from the Partnership's product offered on Longboat Key, Florida, due to the close out of these lots in 1993. Slow sales at Waters Edge and Dockside due to weak market demand for the products offered in this particular sub-market in Atlanta, also contributed to the unfavorable revenue variance for 1994 as compared to 1993.

     The decrease in the gross operating profit margin from homesite activities for the year ended December 31, 1995 as compared to 1994 is due to the decreased closing activity within Sawgrass Country Club due to the close-out of this Community in 1995, as well as reduced margins from closings of the higher priced product in Weston resulting from decreased sales prices, as discussed above. Also contributing to the decrease in the gross operating profit margin are certain non-recurring adjustments made to cost of sales in 1994 to reflect reductions in development cost estimates for certain of the Partnership's products, primarily in the Weston Community. Development estimates at that time indicated lower costs to be incurred than were previously anticipated, therefore contributing to this variance. The increase in the gross operating profit margin from homesite activities for the year ended December 31, 1994 as compared to 1993 was due primarily to the non-recurring adjustments to cost of sales recorded in 1994.



     The increase in land and property revenues for 1995 is due primarily to the increase in the volume of land and property sales closed in 1995 as compared to 1994. Significant revenues were generated in 1995 from the closings of approximately 86 acres of commercial land parcels throughout Palm Beach and Broward Counties in Florida. In addition to these commercial land parcels, the Partnership also closed on the sale of the cable operation in its Broken Sound Community and the Mizner Place office building located in downtown Boca Raton, Florida. Also contributing to the increase in revenues is the sale of approximately 82 acres of undeveloped land located near Sarasota, Florida, which was distributed to the Partnership by one of its unconsolidated joint ventures. These closings compare to approximately 12 acres of commercial and residential land parcels closed during 1994.

     The increase in the gross operating profit margin from land and property sales for 1995 as compared to 1994 is due primarily to the low cost basis of the land sales generated during 1995.

     Land and property revenues for the year ended December 31, 1993 include approximately $5.8 million and $3.3 million in revenues generated from the sale of the remaining real estate and equity memberships at the Partnership's Oaks Community (see further discussion in Liquidity and Capital Resources above) and the sale of the Oakbridge Club near Jacksonville, Florida, respectively. The inclusion of revenues from these closings in 1993 is the primary cause for the decrease in land and property revenues for the year ended December 31, 1994 as compared to 1993. The remaining unfavorable revenue variance for 1994 as compared to 1993 is due to a decrease in the amount of revenues recognized for those land sales closed in previous years which had been deferred for financial reporting purposes, as well as a lower volume of other land sales in the Boca Raton and Jacksonville, Florida and Atlanta, Georgia areas.

     Despite the decrease in revenues, the gross operating profit margin generated from land and property activities increased for 1994 due primarily to 1993's margins being negatively impacted by the loss incurred on the sale of the remaining real estate and equity memberships at the Partnership's Oaks Community in 1993.

     Operating properties represents activity from the Partnership's club and hotel operations, commercial properties and certain other operating assets. The increase in revenues from operating properties in 1995 as compared to 1994 is due primarily to increased membership dues and fees generated at the Partnership's club operations in Weston. This favorable variance resulted from an increase in the number of club members as well as an increase in rates charged in 1995 as compared to 1994. The favorable revenue variance from the club operations was partially offset by decreased revenues from the Partnership's cable operation in Broken Sound as well as decreased revenues from Mizner Place due to the sale of these properties in 1995.

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



     Brokerage and other operations represents activity from the sale of unaffiliated third-party builders' homes within the Partnership's Communities, activity from resale of real estate inside and outside the Partnership's Communities, proceeds from the Partnership's property management activities as well as fees earned from various management agreements with joint ventures. The decrease in revenues from brokerage and other operations for the year ended December 31, 1995 as compared to 1994 is due primarily to a decrease in the number of builder unit closings in the Partnership's Weston Community resulting from a slow down in sales of the higher priced product in that Community. Closings and revenues also decreased due to the late stage of development of the Partnership's Sawgrass Country Club Community and the sellout of its Broken Sound Community.

     The gross operating profit margin from brokerage and other operations declined for the year ended December 31, 1995 as compared to 1994 due primarily to an adjustment recorded to cost of revenues in the first quarter of 1995 to properly reflect commissions paid in connection with the sales of builders' homes within the Partnership's Communities which had closed prior to December 31, 1994.

     Selling, general and administrative expenses include all marketing costs, with the exception of those costs capitalized in conjunction with the construction of housing units, and project and general administrative costs. These expenses are net of the marketing fees received from third party builders. The increase in selling, general and administrative expenses for the year ended December 31, 1995 as compared to 1994 is primarily attributable to a decrease in marketing fees earned from builder unit closings within the Partnership's Communities, due to the lower volume of such closings as discussed above. The unfavorable variance also resulted from an increase in project administrative costs, primarily at the Partnership's Weston Community, related to the increased housing volume discussed above. Selling, general and administrative expenses increased for 1994 as compared to 1993 also due to increased project administrative costs at the Partnership's Weston Community and at Arvida's Grand Bay. These increased costs resulted from increased activity related to these projects in 1994 as compared to 1993.

     Writedowns to the carrying value of real estate inventories and other assets represent adjustments to the book values of the Partnership's projects based upon the analysis of each projects' estimated selling price in the ordinary course of business less estimated costs of completion, holding and disposal as compared to its recorded carrying value, or the estimated fair value of the asset held for disposition. Writedowns to the carrying value of real estate inventories and other assets for the year ended December 31, 1995 represents a writedown of approximately $8.5 million, recorded in September 1995, to the carrying value of the Partnership's investment in the Coto de Caza Joint Venture. The Partnership had been evaluating its plans for its interest in this joint venture and was considering a shorter holding period than originally anticipated. Therefore, the Partnership recorded this writedown to reflect the fair value of this investment held for disposition under market conditions at that time. This writedown is the primary cause for the decrease in Investments in and Advances to Joint Ventures on the accompanying consolidated balance sheets at December 31, 1995 as compared to December 31, 1994. Reference is made to Liquidity and Capital Resources for a discussion of the sale of the Partnership's interest in Coto de Caza during March 1996.

     The Partnership recorded writedowns to the carrying value of real estate inventories and other assets for the year ended December 31, 1993 totalling approximately $4.9 million resulting from the adverse impact of reductions in housing prices on future anticipated lot values at the Partnership's Water's Edge and Dockside Communities.



     The increase in interest income since 1993 is due primarily to an increase in the average amounts invested in short-term financial instruments.

     The increase in equity in earnings of unconsolidated ventures for the year ended December 31, 1995 as compared to 1994 resulted primarily from the recording of the Partnership's share of income generated from a land sale by its commercial joint venture located in Ocala, Florida. Equity in earnings of unconsolidated ventures decreased for the year ended December 31, 1994 as compared to 1993 due primarily to the reduction in earnings from the two joint ventures in Weston which had been formed during the second half of 1992 to construct homes within that Community. Those homes had been completed and were virtually closed out by December 31, 1993.

     Interest and real estate taxes decreased for the year ended December 31, 1995 as compared to 1994 due primarily to a decrease in the average amount of borrowings outstanding during the period. Also contributing to the favorable variance is a decrease in real estate taxes incurred, due primarily to the high volume of closings during 1995. Interest and real estate taxes decreased for the year ended December 31, 1994 as compared to 1993 due primarily to an overall decrease in the Partnership's average debt balance outstanding, as well as the maturity of both of the Partnership's interest rate swap arrangements during 1994.

     In March 1995, the Financial Accounting Standards Board Issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of, and requires that assets to be disposed of be reported in the balance sheet at the lower of their carrying amount or fair value less cost to sell. The Partnership adopted Statement 121 effective January 1, 1995 and, as a result, recorded an impairment loss of $2.2 million to the carrying value of its Cullasaja Community located near Highlands, North Carolina. This loss was recorded based upon an analysis of estimated discounted cash flows used to determine the Community's fair value. The fair value analysis estimates sell out of the remaining houses, homesites and equity memberships in the Community by the year 2000. As a result of this adjustment, Cullasaja's carrying value is recorded at approximately $7.1 million at December 31, 1995.

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



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   ARVIDA/JMB PARTNERS, L.P.
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

                             INDEX



Reports of Independent Certified Public Accountants

Consolidated Balance Sheets, December 31, 1995 and 1994

Consolidated Statements of Operations for the years ended
  December 31, 1995, 1994 and 1993

Consolidated Statements of Changes in Partners' Capital Accounts
  (Deficit) for the years ended December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1994 and 1993

Notes to Consolidated Financial Statements


SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or immaterial, or the information is presented in the consolidated financial statements or related notes.










      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners of
ARVIDA/JMB PARTNERS, L.P.

     We have audited the accompanying consolidated balance sheets of Arvida/JMB Partners, L.P. and Consolidated Ventures as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in partners' capital accounts, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits, in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arvida/JMB Partners, L.P. and Consolidated Ventures at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in Note 16 to the financial statements, in 1995, the Partnership changed its method of accounting for long-lived assets.








                               ERNST & YOUNG LLP


Miami, Florida
February 23, 1996



                                   ARVIDA/JMB PARTNERS, L.P.
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                                  CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31, 1995 AND 1994

                                            ASSETS
                                            ------
                                                                   1995            1994
                                                               ------------    -----------
Cash and cash equivalents (note 3) . . . . . . . . . . . . .   $ 20,171,289     22,024,390
Restricted cash (note 3) . . . . . . . . . . . . . . . . . .     13,852,395     14,232,540
Trade and other accounts receivable (net of allowance
  for doubtful accounts of $236,052 and $229,542
  at December 31, 1995 and 1994, respectively) . . . . . . .     28,056,262     18,209,957
Mortgages receivable, net (note 4) . . . . . . . . . . . . .      1,994,583      1,094,223
Real estate inventories (notes 5 and 8). . . . . . . . . . .    199,372,799    207,874,438
Property and equipment, net (notes 6 and 8). . . . . . . . .     71,842,531     69,114,559
Investments in and advances to joint ventures, net (note 7).     13,955,093     23,178,951
Equity memberships (note 9). . . . . . . . . . . . . . . . .      7,367,266     10,536,864
Amounts due from affiliates (note 10). . . . . . . . . . . .      1,131,697        524,556
Prepaid expenses and other assets. . . . . . . . . . . . . .      8,695,326      9,581,234
                                                               ------------    -----------
          Total assets . . . . . . . . . . . . . . . . . . .   $366,439,241    376,371,712
                                                               ============    ===========



                                   ARVIDA/JMB PARTNERS, L.P.
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES
                            CONSOLIDATED BALANCE SHEETS - CONTINUED

                     LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                     -----------------------------------------------------

                                                                   1995            1994
                                                               ------------    -----------
Liabilities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . .   $  3,972,987          --
  Accounts payable . . . . . . . . . . . . . . . . . . . . .     22,918,450     24,142,890
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . .     23,825,499     27,082,766
  Accrued expenses and other liabilities . . . . . . . . . .     12,718,654     13,418,777
  Notes and mortgages payable, net (note 8). . . . . . . . .     70,338,364    115,147,525
                                                               ------------    -----------
Commitments and contingencies (notes 7, 8, 10, 11 and 12)

          Total liabilities. . . . . . . . . . . . . . . . .    133,773,954    179,791,958
                                                               ------------    -----------
Partners' capital accounts (note 14)
  General Partner and Associate Limited Partners:
     Capital contributions . . . . . . . . . . . . . . . . .         20,000         20,000
     Cumulative net income . . . . . . . . . . . . . . . . .     34,994,723     34,328,454
     Cumulative cash distributions . . . . . . . . . . . . .    (33,912,035)   (33,609,346)
                                                               ------------    -----------
                                                                  1,102,688        739,108
                                                               ------------    -----------
  Limited partners:
    Initial Limited Partner:
     Capital contributions, net of offering costs. . . . . .    364,841,815    364,841,815
     Cumulative net income (loss). . . . . . . . . . . . . .      8,815,556    (32,354,861)
     Cumulative cash distributions . . . . . . . . . . . . .   (142,094,772)  (136,646,308)
                                                               ------------    -----------
                                                                231,562,599    195,840,646
                                                               ------------    -----------
          Total partners' capital accounts . . . . . . . . .    232,665,287    196,579,754
                                                               ------------    -----------
          Total liabilities and partners' capital. . . . . .   $366,439,241    376,371,712
                                                               ============    ===========







    The accompanying notes are an integral part of these consolidated financial statements.


                                   ARVIDA/JMB PARTNERS, L.P.
                                    (A LIMITED PARTNERSHIP)

                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                     FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                   1995           1994           1993
                                               ------------   ------------   ------------
Revenues:
  Housing. . . . . . . . . . . . . . . . . .   $245,700,339    195,077,922    105,135,532
  Homesites. . . . . . . . . . . . . . . . .     41,429,110     49,775,550     59,171,109
  Land and property. . . . . . . . . . . . .     37,065,413     11,050,339     25,646,960
  Operating properties . . . . . . . . . . .     28,205,307     26,719,132     26,326,255
  Brokerage and other operations . . . . . .     29,867,313     32,435,115     31,371,336
                                               ------------   ------------   ------------

          Total revenues . . . . . . . . . .    382,267,482    315,058,058    247,651,192
                                               ------------   ------------   ------------

Cost of revenues:
  Housing. . . . . . . . . . . . . . . . . .    205,949,253    152,838,691     84,598,055
  Homesites. . . . . . . . . . . . . . . . .     27,815,676     28,980,971     37,025,954
  Land and property. . . . . . . . . . . . .     17,141,616      6,488,326     18,431,543
  Operating properties . . . . . . . . . . .     27,892,903     26,648,781     27,552,287
  Brokerage and other operations . . . . . .     26,986,730     26,733,988     25,113,709
                                               ------------   ------------   ------------

          Total cost of revenues . . . . . .    305,786,178    241,690,757    192,721,548
                                               ------------   ------------   ------------



                                   ARVIDA/JMB PARTNERS, L.P.
                                    (A LIMITED PARTNERSHIP)

                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

                                                   1995           1994           1993
                                               ------------   ------------   ------------

Gross operating profit . . . . . . . . . . .     76,481,304     73,367,301     54,929,644

Selling, general and administrative expenses     22,755,471     20,690,839     19,343,730
Writedown to the carrying value of real estate
  inventories and other assets
  (notes 1, 5 and 7) . . . . . . . . . . . .      8,544,668          --         4,896,000
                                               ------------   ------------   ------------

          Net operating income . . . . . . .     45,181,165     52,676,462     30,689,914

Interest income. . . . . . . . . . . . . . .      1,201,172      1,068,011        672,000
Equity in earnings of unconsolidated
  ventures (notes 1 and 7) . . . . . . . . .      1,050,994        524,520      1,134,947
Interest and real estate taxes, net (note 1)     (3,396,645)    (7,071,461)   (12,739,584)
                                               ------------   ------------   ------------

          Income before extraordinary
            item and cumulative effect
            due to change in accounting for
            long-lived assets. . . . . . . .     44,036,686     47,197,532     19,757,277

          Extraordinary item:
            Gain on early extinguishment
              of debt (note 8) . . . . . . .          --             --         9,535,781

          Cumulative effect due to change
            in accounting for long-lived
            assets (note 16) . . . . . . . .     (2,200,000)         --             --
                                               ------------   ------------   ------------
          Net income . . . . . . . . . . . .   $ 41,836,686     47,197,532     29,293,058
                                               ============   ============   ============
          Net income per Limited
            Partnership Interest . . . . . .   $     101.91         115.37          71.78
                                               ============   ============   ============
          Cash distribution per Limited
            Partnership Interest . . . . . .   $      13.49           6.35          --
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


                                     ARVIDA/JMB PARTNERS, L.P.
                                      (A LIMITED PARTNERSHIP)
                                     AND CONSOLIDATED VENTURES

                 CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS

                       FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


   GENERAL PARTNER AND ASSOCIATE LIMITED PARTNERS    LIMITED PARTNERS (404,000 INTERESTS)
- ----------------------------------------------------------------------------------------------------------
                                                                    NET
       CONTRIBU-     NET     CASH                                 INCOME
        TIONS      INCOME DISTRIBUTIONS    TOTAL  CONTRIBUTIONS   (LOSS)  DISTRIBUTIONS    TOTAL
       ---------  -----------------------------------------------------------------------------------
Balance
 Decem-
 ber 31,
 1992. . .$20,00033,446,823(33,466,823)      --    364,841,815(107,963,820)(134,080,876)122,797,119
Net income
 (note 14)  --     292,930       --        292,930       --     29,000,128       --     29,000,128
         ----------------- ----------- ----------- ----------- ----------------------- -----------
Balance
 Decem-
 ber 31,
 1993. . .20,00033,739,753 (33,466,823)    292,930 364,841,815 (78,963,692)(134,080,876)151,797,247
Net income
 (note 14)  --     588,701    (142,523)    446,178       --     46,608,831  (2,565,432) 44,043,399
         ----------------- ----------- ----------- ----------- ----------------------- -----------
Balance
 Decem-
 ber 31,
 1994. . .20,00034,328,454 (33,609,346)    739,108 364,841,815 (32,354,861)(136,646,308)195,840,646
Net income
 (note 14)  --     666,269    (302,689)    363,580       --     41,170,417  (5,448,464) 35,721,953
         ----------------- ----------- ----------- ----------- ----------------------- -----------
Balance
 Decem-
 ber 31,
 1995. . .$20,00034,994,723(33,912,035)  1,102,688 364,841,815   8,815,556(142,094,772)231,562,599
         ================= =========== =========== =========== ======================= ===========




      The accompanying notes are an integral part of these consolidated financial statements.


                                   ARVIDA/JMB PARTNERS, L.P.
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                     FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                   1995           1994           1993
                                               ------------   ------------   ------------
Net income . . . . . . . . . . . . . . . . .   $ 41,836,686     47,197,532     29,293,058
Charges (credits) to net income not
 requiring (providing) cash:
  Depreciation and amortization. . . . . . .      5,661,479      5,556,524      6,232,092
  Equity in earnings of unconsolidated
    ventures . . . . . . . . . . . . . . . .     (1,050,994)      (524,520)    (1,134,947)
  Provision for doubtful accounts. . . . . .          6,511        136,395        269,400
  (Gain) loss on sale of property and equipment  (3,530,599)        32,888         34,827
  Writedowns to the carrying value of real estate
    inventories and other assets
    (notes 1, 5 and 7) . . . . . . . . . . .      8,544,668          --         4,896,000
  Extraordinary gain on early extinguishment
    of debt (note 8) . . . . . . . . . . . .          --             --        (9,535,781)
  Cumulative effect due to change in
    accounting for long-lived assets
    (note 16). . . . . . . . . . . . . . . .      2,200,000          --             --
Changes in:
  Restricted cash. . . . . . . . . . . . . .        380,145     (1,586,862)    (4,690,427)
  Trade and other accounts receivable. . . .     (9,852,816)   (11,047,638)      (499,618)
  Real estate inventories:
    Additions to real estate inventories . .   (230,936,219)  (195,200,305)  (131,513,189)
    Cost of revenues . . . . . . . . . . . .    250,906,545    188,307,988    140,055,552
    Capitalized interest . . . . . . . . . .     (8,336,902)    (8,278,441)    (7,738,179)
    Capitalized real estate taxes. . . . . .     (3,448,313)    (4,024,528)    (3,179,099)
  Equity memberships . . . . . . . . . . . .      2,003,598      5,572,166      6,091,919
  Amounts due from affiliates. . . . . . . .       (607,141)      (436,167)       268,408
  Prepaid expenses and other assets. . . . .        312,157     (1,177,376)      (134,749)
  Accounts payable, accrued expenses and
    other liabilities. . . . . . . . . . . .     (2,028,810)    12,225,653      1,484,062
  Deposits . . . . . . . . . . . . . . . . .     (3,257,267)     5,072,358     (1,740,546)
                                               ------------   ------------   ------------
          Net cash provided by operations. .     48,802,728     41,825,667     28,458,783
                                               ------------   ------------   ------------



                                   ARVIDA/JMB PARTNERS, L.P.
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                   1995           1994           1993
                                               ------------   ------------   ------------
Investing activities:
  Mortgages receivable . . . . . . . . . . .       (900,360)     1,846,738      1,196,370
  Acquisitions of property and equipment . .    (11,312,321)    (7,116,040)    (3,470,360)
  Proceeds from disposals of property
    and equipment. . . . . . . . . . . . . .      7,027,220          5,190      1,121,253
  Joint venture distributions, net . . . . .      1,177,194      1,667,346      3,916,119
  Payments from (advances to) joint ventures        (60,235)       220,232      3,956,980
  Proceeds from acquisition of joint
    venture interest . . . . . . . . . . . .          --             --             6,614
                                               ------------   ------------   ------------

          Net cash provided by (used in)
            investing activities . . . . . .     (4,068,502)    (3,376,534)     6,726,976
                                               ------------   ------------   ------------
Financing activities:
  Proceeds from notes and long-term borrowings   55,814,878     20,132,159     28,095,548
  Payments of notes and long-term borrowings   (100,624,039)   (52,755,626)   (52,008,948)
  Proceeds from (payments of) bank overdrafts     3,972,987     (1,659,930)     1,659,930
  Distributions to General Partner and
    Associate Limited Partners . . . . . . .       (302,689)      (142,522)         --
  Distributions to Limited Partners. . . . .     (5,448,464)    (2,565,433)         --
                                               ------------   ------------   ------------
          Net cash used in financing
            activities . . . . . . . . . . .    (46,587,327)   (36,991,352)   (22,253,470)
                                               ------------   ------------   ------------
          Increase (decrease) in cash
            and cash equivalents . . . . . .     (1,853,101)     1,457,781     12,932,289
          Cash and cash equivalents,
            beginning of year. . . . . . . .     22,024,390     20,566,609      7,634,320
                                               ------------   ------------   ------------
          Cash and cash equivalents,
            end of year. . . . . . . . . . .   $ 20,171,289     22,024,390     20,566,609
                                               ============   ============   ============

Supplemental disclosure of cash
 flow information:
  Cash paid for mortgage and other
    interest, net of amounts capitalized . .   $      --         3,838,458      7,387,204
                                               ============   ============   ============



                                   ARVIDA/JMB PARTNERS, L.P.
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                   1995           1994           1993
                                               ------------   ------------   ------------

  Non-cash investing and financing
   activities:
    Distribution of land from unconsolidated
      joint venture (note 7) . . . . . . . .   $    717,472          --             --
    Acquisition of joint venture
      interests (note 7) . . . . . . . . . .          --             --           324,169
                                               ------------   ------------   ------------
                                               $    717,472          --           324,169
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


                   ARVIDA/JMB PARTNERS, L.P.
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  OPERATIONS AND BASIS OF ACCOUNTING

     Operations

     The assets of the Partnership consist principally of interests in land which is in the process of being developed into master-planned residential communities (the "Communities") and, to a lesser extent, commercial and industrial properties; mortgage notes and accounts receivable; construc-tion, brokerage and other support businesses; real estate assets held for investment; certain club and recreational facilities; and a cable television business serving one of its Communities. The Partnership's Communities contain a diversified product mix with both resort and primary homes designed for the middle and upper income segments of the various markets in which the Partnership operates.

     The Partnership sells individual residential lots and parcels of partially developed and undeveloped land. The third-party builders and developers to whom the Partnership sells homesites and land parcels are generally smaller local builders who require project specific financing for their developments and whose operations are more susceptible to fluctuations in the availability and terms of financing. In addition, within the Communities, the Partnership constructs, or causes to be constructed, a variety of products, including single-family homes, town-houses and condominiums to be developed for sale, as well as related commercial and recreational facilities. The Communities are located primarily throughout the State of Florida, with Communities also located near Atlanta, Georgia; Highlands, North Carolina and, until March 1996, in Orange County, California. Additional undeveloped properties owned by the Partnership in or near its Communities are being considered for development as commercial, office and industrial properties. The Partnership also owns or manages certain club and recreational facilities within certain of its Communities.

     Principles of Consolidation

     The consolidated financial statements include the accounts of Arvida/JMB Partners, L.P. (the "Partnership") and its consolidated ventures (Note 7). All material intercompany balances and transactions have been eliminated in consolidation. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to those investments where the Partnership's ownership interest is 50% or less, with the exception of the Partnership's investment in the Coto de Caza joint venture which is accounted for in accordance with the cost method of accounting. Reference is made to note 7 for a discussion of the sale of the Partnership's interest in the Coto de Caza joint venture.

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

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

     Effective January 1, 1995, the Partnership adopted Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which was issued by the Financial Accounting Standards Board ("FASB") in March 1995. Reference is made to Note 16 for a discussion regarding the implementation of this Statement.

     Capitalized Interest and Real Estate Taxes

     Interest and real estate taxes incurred are capitalized to qualifying assets, principally real estate inventories. Such capitalized interest and real estate taxes are charged to cost of revenues as sales of real estate inventories are recognized. Interest, including the amortization of loan fees, of $8,481,343, $11,257,464 and $14,786,169 was incurred for the years ended December 31, 1995, 1994 and 1993, respectively, of which $8,336,902, $8,278,441 and $7,738,179 was capitalized for the years ended December 31, 1995, 1994 and 1993, respectively. Interest payments, including amounts capitalized, of $7,937,153, $12,116,899 and $15,125,383 were made for the years ended December 31, 1995, 1994 and 1993, respectively.

     Real estate taxes of $6,700,517, $8,116,966 and $8,870,693 were incurred for the years ended December 31, 1995, 1994 and 1993, respectively, of which $3,448,313, $4,024,528 and $3,179,099 were capitalized for the years ended December 31, 1995, 1994 and 1993, respectively. Real estate tax payments of $6,690,152, $8,212,002 and $8,733,910 were made for the years ended December 31, 1995, 1994 and 1993, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and operating properties as these taxes are included in cost of revenues for operating properties.

     Property and Equipment and Other Assets

     Property and equipment are carried at cost less accumulated depreciation and are depreciated on the straight-line method over the estimated useful lives of the assets, which range from two to forty years. Provisions for value impairment are recorded with respect to such assets whenever the estimated future undiscounted cash flows from operations and projected sales proceeds are less than the net carrying value. Expendi-tures for maintenance and repairs are charged to expense as incurred. Costs of major renewals and improvements which extend useful lives are capitalized.


     Other assets are amortized on the straight-line method, which approximates the interest method, over the useful lives of the assets which range from one to five years. Amortization of other assets, excluding loan fees, of approximately $221,000, $216,000 and $247,000 was incurred for the years ended December 31, 1995, 1994 and 1993, respectively. Amortization of loan fees, which is included in interest expense, of approximately $353,000, $388,000 and $588,000 was incurred for the years ended December 31, 1995, 1994 and 1993, respectively.

     Reference is made to note 16 for a discussion regarding the impairment of long-lived assets.

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

     Equity Memberships

     The amenities within certain of the Partnership's Boca Raton and Jacksonville, Florida Communities, as well as its Community near Highlands, North Carolina are conveyed to the respective homeowners through the sale of equity memberships. The amounts recorded as equity memberships in the accompanying consolidated balance sheets represent the accumulation of costs incurred in constructing clubhouses, golf courses, tennis courts and various other related assets, less amounts allocated to memberships sold, not in excess of their net realizable value determined by evaluations of individual amenities. Equity membership revenues and related cost of revenues are included in land and property in the accompanying Consolidated Statements of Operations.

     Reference is made to note 16 for a discussion regarding the impairment of long-lived assets.

     Partnership Records

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments where applicable to reflect the Partnership's accounts in accordance with GAAP and to consolidate the accounts of the ventures as described above. Such GAAP and consolidation adjustments are not reflected on the records of the Partnership. The net effect of these items is summarized as follows:





                                              1995                          1994
                              ------------------------------------------------------------
                                  GAAP BASIS      TAX BASIS     GAAP BASIS      TAX BASIS
                                 ------------    -----------   ------------    -----------

Total assets . . . . . . . . .   $366,439,241    547,369,361    376,371,712    489,068,975
 Partners' capital accounts:
    General Partner and
     Associate Limited Partners     1,102,688        395,919        739,108         25,362
    Limited Partners . . . . .    231,562,599    337,607,004    195,840,646    301,194,400
 Net income:
    General Partner and
     Associate Limited Partners       666,269        673,245        588,701        148,605
    Limited Partners . . . . .     41,170,417     41,861,069     46,608,831     39,794,281
 Net income per Limited
  Partnership Interest . . . .         101.91         103.62         115.37          98.50
                                 ============   ============  ============= =============





     Reference is made to Note 14 for further discussion of the allocation of profits and losses to the General Partner, Associate Limited Partners and Limited Partners.

     The net income (loss) per Limited Partnership Interest is based upon the average number of Limited Partnership Interests outstanding during each period.

     Reclassifications

     Certain reclassifications have been made to the 1994 and 1993 financial statements to conform to the 1995 presentation.

     Income Taxes

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable state law to remit directly to the state tax authorities amounts representing withholding on applicable taxable income allocated to partners. In such regard, the cash distributions per Limited Partnership Interest made during the year ended December 31, 1995 includes $.07 which represents each Limited Partner's share of a North Carolina non-resident withholding tax which was paid directly to the state tax authorities on behalf of the Limited Partners.


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

     The Partnership's Communities are in various stages of development, with estimated remaining build-outs ranging from one to nine years. The Weston Community, located in Broward County, Florida is the Partnership's largest Community and is in its mid stage of development. Also in their mid stages of development are the River Hills Country Club in Tampa, Florida; Jacksonville Golf and Country Club in Jacksonville, Florida; the Water's Edge Community in Atlanta, Georgia and The Cullasaja Club, near Highlands, North Carolina and the Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay. The Partnership's remaining Communities known as Sawgrass Country Club, in Jacksonville, Florida and Dockside in Atlanta, Georgia are in their final stages of development with anticipated close-outs in 1996. In addition, the Broken Sound Community, located in Boca Raton, Florida, is complete and had its final closings in 1995. Future revenues will be impacted to the extent that there are lower levels of inventories available for sale as these Communities approach or undertake their final phases.

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


(3)  CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     At December 31, 1995 and 1994, cash and cash equivalents primarily consisted of U.S. Government obligations with original maturities of three months or less, money market demand accounts and repurchase agreements, the cost of which approximated market value. Cash and cash equivalents include treasury bills generally being held to maturity with original maturities of three months or less of approximately $0 and $1,777,000 at December 31, 1995 and 1994, respectively. Included in restricted cash are amounts restricted under various escrow agreements. Credit risk associated with cash, cash equivalents and restricted cash is considered low due to the high quality of the financial institutions in which these assets are held.


(4)  MORTGAGES RECEIVABLE

     Mortgages receivable generally range in maturity from one to three years, certain of which are collateralized by liens on the property sold and bear interest with stated rates up to 10% per annum. All mortgages receivable with below market rates are discounted at the market rate prevailing at the date of issue or purchase. The resulting effective interest rates on mortgages receivable range from approximately 9% to 16% - per annum. The outstanding principal balances of mortgages receivable at December 31, 1995 and 1994 are summarized as follows:

                                      1995          1994
                                  ------------   ----------

Total gross mortgages receivable . $ 2,946,521    2,078,433
Unamortized discount and
  valuation allowances . . . . . .    (951,938)    (984,210)
                                   -----------   ----------

     Mortgages receivable, net . . $ 1,994,583    1,094,223
                                   ===========   ==========



(5)  REAL ESTATE INVENTORIES

     Real estate inventories at December 31, 1995 and 1994 are summarized as follows:
                                      1995          1994
                                  ------------  -----------
Land held for future development
  or sale. . . . . . . . . . . . .$  9,815,055   16,132,750
Community development inventory:
  Work in progress and
    land improvements. . . . . . . 165,914,109  155,287,977
  Completed inventory. . . . . . .  23,643,635   36,453,711
                                  ------------  -----------

     Real estate inventories . . .$199,372,799  207,874,438
                                  ============  ===========

     The Partnership recorded writedowns to the carrying value of real estate inventories and other assets for the year ended December 31, 1993 totalling approximately $4.9 million resulting from the adverse impact of reductions in housing prices on future anticipated lot values at the Partnership's Water's Edge and Dockside Communities.

     Reference is made to note 16 for a discussion regarding the impairment of long-lived assets.


(6)  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1995 and 1994 are summarized as follows:
                                      1995          1994
                                  ------------   ----------

  Land . . . . . . . . . . . . . .$  5,971,614    6,566,045
  Land improvements. . . . . . . .  27,762,792   18,258,457
  Buildings. . . . . . . . . . . .  50,663,162   52,101,080
  Equipment and furniture. . . . .  23,111,070   21,765,981
  Construction in progress . . . .   1,847,685    4,595,610
                                  ------------ ------------
       Total . . . . . . . . . . . 109,356,323  103,287,173
       Accumulated depreciation. . (37,513,792) (34,172,614)
                                  ------------ ------------
       Property and equipment, net$ 71,842,531   69,114,559
                                  ============ ============

    Depreciation expense of approximately $5,088,000, $4,953,000 and $5,397,000 was incurred for the years ended December 31, 1995, 1994 and 1993, respectively.

     Reference is made to note 16 for a discussion regarding the impairment of long-lived assets.


(7)  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES, NET

     The Partnership has numerous investments in real estate joint ventures with ownership interests ranging from approximately 33% to 50%. The Partnership's joint venture interests accounted for under the equity method are as follows:





                                                    LOCATION OF
NAME OF VENTURE              % OF OWNERSHIP         PROPERTY
- ---------------              --------------         ------------

Arvida Boose
  Joint Venture                    50                 Florida

Arvida Corporate
  Park Associates                  50                 Florida

Arvida Pompano Associates
  Joint Venture                    50                 Florida

H.A.E. Joint Venture             33-1/3               Florida

Mizner Court Associates
  Joint Venture                    50                 Florida

Mizner Tower Associates
  Joint Venture                    50                 Florida

Ocala 202 Joint Venture            50                 Florida

Tampa 301 Associates
  Joint Venture                    50                 Florida

Windmill Lake Estates
  Associates
  Joint Venture                    50                 Florida

Arvida/RBG I Joint Venture         40                 Florida

Arvida/RBG II Joint Venture        40                 Florida

     The following is combined summary information of joint ventures accounted for under the equity method.




                                            ASSETS
                                            ------

                                                                   DECEMBER 31,   DECEMBER 31,
                                                                       1995           1994
                                                                   ------------   ------------
Real estate inventories. . . . . . . . . . . . . . . . . . . . .   $10,221,791      11,776,133
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .     2,118,207       3,324,472
                                                                   -----------     -----------

          Total assets . . . . . . . . . . . . . . . . . . . . .   $12,339,998      15,100,605
                                                                   ===========     ===========


                               LIABILITIES AND PARTNERS' CAPITAL
                               ---------------------------------

Accounts payable, deposits and other liabilities . . . . . . . .   $   426,049         664,459
Notes and mortgages payable. . . . . . . . . . . . . . . . . . .     4,122,947       4,067,506
                                                                   -----------     -----------

          Total liabilities. . . . . . . . . . . . . . . . . . .     4,548,996       4,731,965

Venture partners' capital. . . . . . . . . . . . . . . . . . . .     3,097,200       4,853,916
Partnership's capital. . . . . . . . . . . . . . . . . . . . . .     4,693,802       5,514,724
                                                                   -----------     -----------

          Total liabilities and partners' capital. . . . . . . .   $12,339,998      15,100,605
                                                                   ===========     ===========







                                COMBINED RESULTS OF OPERATIONS
                                ------------------------------


                                                    DECEMBER 31,  DECEMBER 31,    DECEMBER 31,
                                                        1995          1994            1993
                                                    ------------  ------------   -------------
Revenues . . . . . . . . . . . . . . . . . . . .    $ 3,079,514      1,102,242      32,846,925
                                                    ===========   ============    ============
Net income (loss). . . . . . . . . . . . . . . .    $ 1,763,264       (210,087)      2,409,483
                                                    ===========   ============    ============
Partnership's proportionate share of
  net income (loss). . . . . . . . . . . . . . .    $   908,994       (126,207)        953,165
                                                    ===========   ============    ============
Partnership's equity in earnings of
  unconsolidated ventures. . . . . . . . . . . .    $ 1,050,994        524,520       1,134,947
                                                    ===========   ============    ============

     The following is a reconciliation of the Partnership's Capital accounts within the joint ventures to its investments in and advances to joint ventures as reflected on the accompanying Consolidated Balance
Sheets:

                                                   DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                       1995           1994            1993
                                                   ------------   ------------    ------------

Partnership's Capital, equity method . . . . . .    $ 4,693,802      5,514,724       7,263,586
Partnership's Capital, cost method . . . . . . .      5,836,000      5,836,000       5,836,000
Basis difference . . . . . . . . . . . . . . . .       (752,135)     7,711,036       7,294,843
                                                    -----------   ------------    ------------

Investments in joint ventures. . . . . . . . . .      9,777,667     19,061,760      20,394,429
Advances to joint ventures, net. . . . . . . . .      4,177,426      4,117,191       4,337,423
                                                    -----------   ------------    ------------
     Investments in and advances to
       joint ventures, net . . . . . . . . . . .    $13,955,093     23,178,951      24,731,852
                                                    ===========   ============    ============






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

     During September 1995, the Partnership recorded an approximate $8.5 million writedown to the carrying value of its investment in the Coto de Caza Joint Venture. The Partnership had been evaluating its plans for its interest in this joint venture and was considering a shorter holding period than originally anticipated. Therefore, the Partnership recorded this writedown to reflect the fair value of this investment under market conditions at that time. This writedown is the primary cause for the decrease in Investments in and Advances to Joint Ventures on the accompanying consolidated balance sheets at December 31, 1995 as compared to December 31, 1994. During March 1996, the Partnership closed on the sale of its 20% joint venture interest in Coto de Caza, including the related promissory note for advances previously made to the joint venture, to unaffiliated third parties for a cash sales price of $12.0 million. The Partnership used $2.0 of the sale proceeds to pay down its term loan. The General Partner believes that this sale was in the best interest of the Partnership given current market conditions in Orange County, California. As a result of this transaction, the Partnership has no future obligations with respect to Coto de Caza. This transaction will result in a gain, to be recognized in 1996, for financial reporting and Federal income tax purposes.

     During April 1995, the Partnership received a distribution of approximately 82 acres of undeveloped land near Sarasota, Florida from the Arvida Corporate Park Associates Joint Venture. This transaction is reflected as a non-cash investing and financing activity for the year ended December 31, 1995 on the accompanying consolidated statements of cash flows. The Partnership subsequently sold this land parcel to an unaffiliated third party during April 1995.

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

     During the first quarter of 1993, the Partnership reached a settlement agreement with AOK Group, its joint venture partner in a property located in Ocala, Florida, whereby in exchange for its joint venture partner's 50% interest in the venture, the Partnership agreed to dismiss a lawsuit previously filed against its joint venture partner for failure to perform in accordance with the terms of a $1,600,000 note which had been issued to the Partnership by the joint venture. This agreement was pursued as a more favorable remedy to other alternatives available to the Partnership. As a result of this transaction, the Partnership changed from the equity method of accounting to the consolidated method of accounting for the joint venture effective March 1, 1993. This transaction resulted in an increase in the Partnership's total assets of approximately $324,000. This transaction is reflected as a non-cash investing and financing activity for the year ended December 31, 1993 on the accompanying consolidated statements of cash flows.

     The Partnership incurs certain general and administrative expenses which are paid by the Partnership on behalf of the joint ventures in which it holds interests. The Partnership receives reimbursements from the joint ventures for such costs. For the years ended December 31, 1995 and 1994, the Partnership was entitled to receive approximately $251,900 and $378,000, respectively, from certain of the joint ventures in which it holds interests. At December 31, 1995, approximately $88,900 was owed to the Partnership, of which approximately $78,600 was received as of March 15, 1996.


(8)  NOTES AND MORTGAGES PAYABLE

     Notes and mortgages payable at December 31, 1995 and 1994 are summarized as follows:

                                       1995         1994
                                   ------------ ------------
Term loan credit facility of
 $85,252,250 bearing interest
 at approximately 8.4% and
 8.7% per annum at December 31,
 1995 and 1994, respectively (A) .  $32,531,048   73,452,970

Income property term loan of
 $18,233,326 bearing interest
 at approximately 8.5% and 8.6%
 per annum at December 31, 1995
 and 1994, respectively (A). . . .   12,766,746   17,933,326

Revolving line of credit of
 $20,000,000 at December 31,
 1995 and 1994, respectively (A) .        --          --

Other notes and mortgages
  payable (B). . . . . . . . . . .   25,040,570   23,761,229
                                    ----------- ------------

          Total. . . . . . . . . .  $70,338,364  115,147,525
                                    =========== ============



     (A) At December 31, 1995, the Partnership's credit facility consists of a term loan in the original amount of $85,252,520, a revolving line of credit facility up to $20 million, an income property term loan in the original amount of $18,233,326 and a $15 million letter of credit facility.

The term loan, the revolving line of credit and the letter of credit facility are secured by recorded mortgages on all otherwise unencumbered real property assets of the Partnership, as well an assignment of all mortgages receivable, equity memberships, certain joint venture interests or joint venture proceeds and cash balances (with the exception of deposits held in escrow). The income property term loan is secured by the recorded first mortgage on a mixed-use center in Boca Raton, Florida. Another office building known as Mizner Place, also located in Boca Raton, which served as additional collateral for the income property loan, was sold in May 1995, and the net sale proceeds of approximately $ 4 million were applied to reduce the outstanding principal amount of the loan. All of the notes under the facility are cross-collateralized and cross-defaulted. At December 31, 1995, the term loan, the revolving line of credit and the income property term loan bear interest based, at the Partnership's option, on one of the lenders' prime rate plus 1.25% per annum or the relevant London Inter-Bank Offering Rate (LIBOR) plus 2.50% per annum. For the year ended December 31, 1995, the effective interest rate for the combined term loan, income property term loan and revolving line of credit facility was approximately 9.6% per annum.

     Under the term loan agreement, the Partnership made scheduled principal payments of $10 million in March 1994, February 1995 and February 1996 and a $5 million principal payment in July 1995. In addition, the term loan agreement provides for additional principal repayments based upon a specified percentage of available cash flow and upon the sale of certain assets. During the year ended December 31, 1995, the Partnership made such additional term loan payments totalling approximately $25.9 million. A principal repayment of $5 million on the term loan is due in July 1996.
The remaining balance outstanding is due in July 1997. Under the income property term loan, principal payments of $0.1 million are required to be paid monthly until maturity. The income property term loan and the revolving line of credit were scheduled to mature in March 1996 and December 1995, respectively. The Partnership has been negotiating with its lenders for a renewal of its revolving line of credit and income property term loan. During March 1996, the Partnership's lenders reached an agreement in principle with each other whereby one of the lenders would purchase the other's participating interest in the Partnership's credit facilities. In addition, during March 1996, the successor lender agreed to renew the Partnership's revolving line of credit, income property term loan and letter of credit facility through July 1997. The Partnership's letter of credit facility was scheduled to mature in July 1995, but has been extended for one year and will mature in July 1996. At December 31, 1995, all of the term and income property term loan proceeds had been borrowed with remaining outstanding balances of $32,531,048 and $12,766,746, respectively. The balances outstanding on the revolving line of credit and the letter of credit facilities at December 31, 1995 are $0 and $9,236,746, respectively.

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



     (B)Other notes and mortgages payable are collateralized by certain real estate inventories, property and equipment and certain investments with a net book value of approximately $31.0 million at December 31, 1995. These notes and mortgage notes have a weighted average annual effective interest rate of approximately 7.0% and 8.6% at December 31, 1995 and 1994, respectively, and mature in varying amounts through 2017. One such note, which is collateralized by a retail shopping center within the Partnership's Weston Community, matures during July 1996. The Partnership is currently in the process of negotiating for a refinancing of such note. However, there is no assurance that such refinancing will be obtained.

     The Partnership has a $24.0 million revolving construction line of credit for the buildings and certain amenities within the Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay. This line of credit currently bears interest at the lender's prime rate (8.50% at December 31, 1995) plus 1/2% per annum and matures in January 1997. At December 31, 1995, approximately $11.7 million was outstanding under this line of credit. The Partnership anticipates that this amount will be repaid from the proceeds from the sale of condominium units.

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

     Given the finite amount of available capital to the Partnership, the Partnership determined that it was in its best long-term interest to utilize that capital for the development of its other properties and sold its remaining land holdings in The Oaks Community and its interest in The Oaks Club to an unaffiliated third party purchaser for $5.8 million. This transaction occurred simultaneously with the repayment of the loans and satisfaction of the mortgages described above. In light of the Partnership's guarantee under the loan agreement of $2.7 million of the outstanding mortgage loans, as well as other factors, the above transactions were pursued as the least costly alternative available to the Partnership. These transactions resulted in a minimal net gain for Federal income tax purposes in 1993.



     Following is a schedule of the maturities of notes and mortgages payable at December 31, 1995.

        1996 . . . . . . . . . . . . . .   $37,956,571
        1997 . . . . . . . . . . . . . .    29,097,793
        1998 . . . . . . . . . . . . . .         --
        1999 . . . . . . . . . . . . . .         --
        2000 . . . . . . . . . . . . . .         --
        Thereafter . . . . . . . . . . .     3,284,000
                                           -----------
            Total notes and
              mortgages payable. . . . .   $70,338,364
                                           ===========


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

     Reference is made to note 16 for a discussion regarding the impairment of long-lived assets.


(10)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partner as of December 31, 1995 and for the years ended December 31, 1995, 1994 and 1993 are as follows:




                                                                               UNPAID AT
                                                                              DECEMBER 31,
                                         1995         1994          1993         1995
                                       --------     --------      --------  --------------
Property management fees
  (note 15). . . . . . . . . . . .     $ 62,913      147,446       153,088         --
Insurance commissions. . . . . . .      272,316      298,697       287,639         --
Reimbursement (at cost)
 for accounting services . . . . .       73,326       63,633        61,881         --
Reimbursement (at cost)
 for portfolio management
 services. . . . . . . . . . . . .       83,884        --            --            --
Reimbursement (at cost)
 for legal services. . . . . . . .       41,470       64,949        31,821         --
Reimbursement (at cost)
 for other administrative
 and out-of-pocket expenses. . . .       78,960       15,345        20,534       55,936
                                       --------     --------      --------      -------

                                       $612,869      590,070       554,963       55,936
                                       ========     ========      ========      =======




     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the year ended December 31, 1995, the total of such costs incurred by the Partnership on behalf of these affiliates totalled approximately $509,000. Approximately $272,200 was outstanding at December 31, 1995, of which approximately $29,500 was received as of March 15, 1996. For the year ended December 31, 1994 and 1993, the Partnership was entitled to receive reimbursements of approximately $505,300 and $171,000, respectively.

     In accordance with the Partnership Agreement, the General Partner and Associate Limited Partners have deferred a portion of their distributions of net cash flow from the Partnership totaling approximately $1,208,700 as of December 31, 1995. This amount does not bear interest and is expected to be paid in future periods, subject to certain restrictions contained in the Partnership's credit facility agreement.

     Arvida Company ("Arvida"), pursuant to an agreement with the Partner-ship, provides development, construction, management and other personnel and services to the Partnership for all of its projects and operations. Pursuant to such agreement, the Partnership reimburses Arvida for all of its out-of-pocket expenditures (including salary and salary-related costs), subject to certain limitations. The total of such costs for the years ended December 31, 1995, 1994 and 1993 was approximately $6,233,600, $6,802,300 and $6,686,100, respectively, of which approximately $50,900 was unpaid as of December 31, 1995 and all of which was paid as of March 15, 1996.

     The Partnership and Arvida/JMB Partners, L.P.-II (a publicly-held limited partnership affiliated with the General Partner) each employ project-related and administrative personnel who perform services on behalf of both partnerships. In addition, certain out-of-pocket expenditures related to such services and other general and administrative costs are incurred and charged to each partnership as appropriate. The Partnership receives reimbursements from or reimburses Arvida/JMB Partners, L.P.-II for such costs (including salary and salary-related costs). For the year ended December 31, 1995, the Partnership was entitled to receive approximately $1,021,800 from Arvida/JMB Partners, L.P.-II. At December 31, 1995, approximately $307,200 was outstanding, all of which was received as of March 15, 1996. In addition, for the year ended December 31, 1995, the Partnership was obligated to reimburse Arvida/JMB Partners, L.P.-II approximately $245,100. At December 31, 1995, approximately $83,100 was unpaid, all of which was paid as of March 15, 1996. The net reimbursements paid to the Partnership for the years ended December 31, 1994 and 1993 were approximately $801,200 and $1,263,100, respectively.

     The Partnership pays for certain general and administrative costs on behalf of its clubs, homeowners associations and maintenance associations. The Partnership receives reimbursements from the affiliates for such costs.

For the year ended December 31, 1995, the Partnership was entitled to receive approximately $350,700 from its affiliates. At December 31, 1995, approximately $167,000 was owed to the Partnership, of which approximately $115,200 was received as of March 15, 1996. The reimbursements paid to the Partnership for the years ended December 31, 1994 and 1993 were approximately $594,200 and $366,400, respectively. In addition, the Partnership owes its equity clubs for certain costs incurred by the clubs which are obligations of the Partnership. For the year ended December 31, 1995, the Partnership was obligated to reimburse its equity clubs approximately $56,300. At December 31, 1995, approximately $51,100 was unpaid, of which approximately $3,200 was paid as of March 15, 1996.



     The Partnership also funds operating deficits of its equity clubs, as deemed necessary. Such amounts are expensed by the Partnership, but may be reimbursed by these clubs from future cash flow. At December 31, 1995, the Partnership was owed approximately $539,100 for such reimbursements, none of which was paid as of March 15, 1996.

     The Partnership periodically incurs salary and salary-related costs on behalf of an affiliate of the General Partner of the Partnership. The Partnership was entitled to receive approximately $31,400 for such costs for the year ended December 31, 1995, all of which was outstanding as of December 31, 1995 and March 15, 1996.

     Effective October 1, 1995, the General Partner of the Partnership engaged independent third parties to perform certain administrative services for the Partnership which were previously performed by, and partially reimbursed to, affiliates of the General Partners. Use of such third parties is not expected to have a material effect on the operations of the Partnership.


(11)  COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under standby letters of credit and bonds for approximately $9,236,700 and $4,284,000, respectively, at December 31, 1995. As of December 31, 1994, the Partnership was contingently liable under standby letters of credit and bonds for approximately $10,169,800 and $7,589,000, respectively. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable under bonds for approximately $1,020,000 at December 31, 1995 and 1994.

     The Partnership leases certain building space for its management offices, sales offices and other facilities, as well as certain equipment. The building and equipment leases expire over the next two to nine years. Minimum future rental commitments under non-cancelable operating leases having a remaining term in excess of one year as of December 31, 1995 are as follows:

             1996. . . . . . . . . . . $ 1,474,506
             1997. . . . . . . . . . .   1,443,224
             1998. . . . . . . . . . .   1,151,134
             1999. . . . . . . . . . .     521,000
             2000. . . . . . . . . . .     389,197
             Thereafter. . . . . . . .     254,005
                                        ----------
                                        $5,233,066
                                        ==========

     Rental expense of $2,095,932, $2,001,171 and $2,063,568 was incurred for the years ended December 31, 1995, 1994 and 1993, respectively.

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

     The Partnership entered into a court-approved settlement which resolved substantial portions of the pending homeowners' lawsuits that had been filed. Homeowners of approximately 85% of the units in Country Walk accepted the settlement which cost approximately $2.5 million. The settlement was funded by one of the Partnership's insurers, subject to a reservation of rights.

     In addition, the Partnership was a party to a number of claims brought by condominium and patio homeowners, all of whom declined to accept the terms of the class action settlement. These actions have been settled for approximately $520,000. One of the Partnership's insurers has funded these settlements.

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

     The Partnership was involved in subrogation lawsuits or threatened subrogation actions with Prudential Property and Casualty Company, Travelers Insurance Company ("Travelers"), Allstate Insurance Company ("Allstate") and State Farm Insurance Company. These insurance companies sought to recover damages, costs and interest in connection with amounts allegedly paid to their insureds living in Country Walk at the time of Hurricane Andrew. The Partnership settled these claims and all settlement proceeds were funded by one of the Partnership's insurance carriers. The aggregate amount of these settlements is approximately $4.5 million. The Allstate and Travelers settlements in the amount of approximately $1.1 million were funded subject to a reservation of rights by one of the Partnership's insurance carriers.

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

     On or about October 16, 1995, a lawsuit was filed against the Partnership and others in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida, entitled Council of Villages, Inc. et al v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida/JMB Partners, Ltd., Broken Sound Club, Inc., and Country Club Maintenance Association, Inc. The multi-count complaint, as amended, is brought as a class action, and individually, on behalf of various residents of the Broken Sound Community, and alleges that defendants engaged in various acts of misconduct in, among other things, the establishment, operation, management and marketing of the Broken Sound golf course and recreational facilities, as well as the alleged improper failure to turn over such facilities to the Broken Sound homeowners on a timely basis. Plaintiffs seek, through various theories, including but not limited to breach of ordinance, breach of fiduciary duty, fraud, unjust enrichment and civil theft, damages in excess of $45 million, the appointment of a receiver for the Broken Sound Club, other unspecified compensatory damages, the right to seek punitive damages, treble damages, prejudgment interest, attorneys' fees and costs. The Partnership believes that the lawsuit is without merit and intends to vigorously defend itself in this matter.

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

     The Partnership owns a 50% joint venture interest in 31 commercial/ industrial acres in Pompano Beach, Florida, which is encumbered by a mortgage loan in the principal amount of approximately $4 million at December 31, 1995. As a result of the Partnership's previous determination that the development of the land was no longer economically profitable, during April 1992, the Partnership and its joint venture partner each tendered payment in the amount of approximately $3.1 million to the lender for their respective shares of the guarantee payment required under the loan agreement and certain other holding costs, the majority of which reduced the outstanding mortgage loan to its current balance. The venture also intended at that time to convey title to the property to the lender; however, such conveyance is pending until resolution of certain general development obligations of the venture as well as certain environmental issues. The Partnership had been negotiating with the lender regarding the
scope of the development work required to be done.   Negotiations with the
lender were unsuccessful, and the lender has filed a lawsuit with the Broward County Circuit Court in which the lender asserts, among other things, that the mortgage loan is with recourse to the joint venture partners as a result of the partners' failure to perform in accordance with the terms of the loan agreement. The lender is demanding payment of the outstanding loan balance plus interest thereon. The Partnership believes this claim is without merit and is vigorously defending the lawsuit. With respect to the environmental issues, the previous owner remains obligated to undertake the clean up pursuant to, among other things, a surviving obligation under the purchase and sale agreement. The clean-up began in July 1994, and the first phase of the remedial action plan was completed in October 1994. Further action plans are now underway. If the previous owner is unable to fulfill all its obligations as they relate to this environmental issue, the venture and ultimately the Partnership may be obligated for such costs. Should this occur, the Partnership does not anticipate the cost of this clean-up to be material to its operations.

     The Partnership has been seeking a permit to develop 1,166 of the approximate 2,475 gross acres contained in Increment III of the Weston Community, portions of which are environmentally sensitive areas and are subject to protection as wetlands. The Partnership's application for a wetlands permit for Increment III, as modified on July 31, 1995, includes wetlands mitigation of 1,553 acres. This includes approximately 226 acres of land owned by the Partnership outside of Increment III, and approximately 18 acres of land owned by the Florida Department of Transportation (the "FDT") which is included in the mitigation response. The land outside Increment III was acquired to augment the Partnership's mitigation response to the United States Army Corps of Engineers (the "Corps"), which is the governmental agency responsible for issuing permits involving development of wetlands areas. The Partnership has reached an agreement with the FDT whereby in exchange for the right to use the 18 acres of land owned by the FDT, the Partnership has agreed to remove certain trees on the land due to their negative impact on the wetlands.
The mitigation plan calls for the improvement of the function and value of the wetlands, including development of refuge habitat areas, and ongoing maintenance and monitoring of the same. After the mitigation response, the Partnership will have approximately 1,166 acres available for residential and commercial development, less requirements for schools, parks, roads and related development infrastructure.

     The Corps has concluded its processing of the Partnership's application, as modified, and on February 29, 1996, issued its Section 404 Permit on the same terms and conditions as set forth in the Partnership's amended application. The U.S. Fish and Wildlife Service and the Environmental Protection Agency have relinquished their rights to veto or elevate the permit decision to higher governmental officials. Therefore, issuance of the Section 404 Permit is subject only to collateral attacks by unrelated third parties, the risk of which is remote.

     Additionally, the Partnership has received analogous permits from both Broward County and the State of Florida authorizing the development of Increment III in accordance with the Partnership's current development plans, subject only to a final modification to the Development of Regional Impact Development Order for Increment III, which the Partnership believes can be acquired in the ordinary course of business. However, if such modification is not obtained, the Partnership would be required to revise its development plans for the remaining portions of Increment I and II of the Weston Community, as well as its development plans for Increment III. Such revisions would have a material adverse impact on the timing and amount of net income and net cash flow ultimately realized by the Partnership from the development of the Weston Community.

     In connection with the development of the mitigation response required by the Corps, State of Florida and Broward County wetland fill permits, the Indian Trace Community Development District (the "District") and the Partnership have entered into a cost sharing agreement whereby the Partnership contributes the land and technical expertise necessary to obtain and implement the permit conditions and the District pays all development costs and assumes the perpetual maintenance obligation. The cost associated with the development and perpetual maintenance of the land will be reimbursed through assessments charged by the District to the owner of the property. Such assessments will be paid by the Partnership until the land is sold through the Partnership's ordinary course of business.

     The Partnership may be responsible for funding certain other ancillary activities for related entities in the ordinary course of business which the Partnership does not currently believe will have any material adverse effect on its consolidated financial position or results of operations.


(12)  TAX INCREMENT FINANCING ENTITIES

     In connection with the development of the Partnership's Weston Community, bond financing is utilized to construct certain on-site and off-site infrastructure improvements, including major roadways, lakes, other waterways and pump stations, which the Partnership would otherwise be obligated to finance and construct as a condition to obtain certain approvals for the project. This bond financing is obtained by The Indian Trace Community Development District ("District"), a local government district operating in accordance with Chapter 190 of the Florida Statutes. Under this program, the Partnership is not obligated directly to repay the bonds. Rather, the bonds are expected to be fully serviced by special assessment taxes levied on the property, which effectively collateralizes the obligation to pay such assessments until land parcels are sold. At such point, the liability for the assessments related to parcels sold will be borne by the purchasers through a tax assessment on their property. These special assessment taxes are designed to cover debt service on the bonds, including principal and interest payments, as well as the operating and maintenance budgets of the District. The use of this type of bond financing is a common practice for major land developers in South Florida.

     The District issued $64,660,000 of variable rate bonds in November 1989 and $31,305,000 of variable rate bonds in July 1991. These bonds mature in various years commencing in May 1991 through May 2011. In order to reduce the exposure of variable rate debt, the District pursued a new bond issuance. During March 1995, the District issued approximately $99 million of bonds at fixed rates of interest ranging from 4.0% to 8.25% per annum. These bonds mature in various years commencing May 1999 through May 2011. The proceeds from this offering were used to refund the outstanding 1989 and 1991 bonds described above, as well as to fund the issuance costs incurred in connection with this offering and deposits to certain reserve accounts for future bond debt service requirements. At December 31, 1995, the amount of bonds issued and outstanding totalled $91,385,000. For the twelve months ended December 31, 1995, the Partnership paid special assessments related to these bonds of approximately $4.2 million.

     In addition, during December 1995, the District issued an additional $13,340,000 of fixed rate bonds. The bonds bear interest at 6.875% and mature in April 2010; however, mandatory principal redemptions commence in 1998 and continue through maturity.



(13)  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 107
      ("SFAS 107") - DISCLOSURES ABOUT FAIR VALUE OF
      FINANCIAL INSTRUMENTS

     SFAS 107 requires the disclosure of the SFAS 107 values of all financial assets and liabilities for which it is practicable to estimate. Value is defined in SFAS 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments approximates SFAS 107 value at December 31, 1995 and 1994.


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

     For the years ended December 31, 1995 and 1994, the Partnership had net income for financial reporting and Federal income tax purposes. In accordance with Section 4.2A of the Partnership Agreement, the amount of net income allocated, collectively, to the General and Associated Limited Partners for financial reporting and tax purposes for the year ended December 31, 1995 was approximately $666,000 and $673,000, respectively. This allocation was based on 1995 cash distributions made to the Associate Limited Partners and an allocation of 1% of profits to the General Partner in accordance with Section 4.2A of the Partnership Agreement. In accordance with Section 4.2A of the Partnership Agreement, the amount of net income allocated, collectively, to the General and Associate Limited Partners for financial reporting and tax purposes for the year ended December 31, 1994 was approximately $589,000 and $149,000, respectively.

     In general, and subject to certain limitations, the distribution of Cash Flow (as defined) after the initial admission date is allocated 90% to the Holders of Interests and 10% to the General Partner and the Associate Limited Partners (collectively) until the Holders of Interests have received cumulative distributions of Cash Flow equal to a 10% per annum return (non-compounded) on their Adjusted Capital Investments (as defined) plus the return of their Capital Investments; provided, however, that 4.7369% of the 10% amount otherwise distributable to the General Partner and Associate Limited Partners (collectively) will be deferred, and such amount will be paid to the Holders of Interests, until the Holders of Interests receive Cash Flow distributions equal to their Capital Investments. Any deferred amounts owed to the General Partner and Associate Limited Partners (collectively) will be distributable to them out of Cash Flow to the extent of one-half of Cash Flow otherwise distributable to the Holders of Interests at such time as the Holders of Interest have received total distributions of Cash Flow equal to their Capital Investments. Thereafter, all distributions of Cash Flow will be made 85%



to the Holders of Interests and 15% to the General Partner and the Associate Limited Partners (collectively); provided, however, that the General Partner and the Associate Limited Partners (collectively) shall be entitled to receive an additional share of Cash Flow otherwise distributable to the Holders of Interests equal to the lesser of an amount equal to 2% of the cumulative gross selling prices of any interests in real property of the Partnership (subject to certain limitations) or 13% of the aggregate distributions of Cash Flow to all parties pursuant to this sentence.


(15)  MANAGEMENT AGREEMENTS - OTHER THAN VENTURES

     Certain of the Partnership's properties are managed by affiliates of the General Partner or their assignees for fees computed as a percentage of certain receipts of the properties. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets is acting as the property manager of the office and retail components of the Partnership's mixed-use center known as Arvida Parkway Center after the sale and assignment of the management contracts on the same terms that existed prior to the sale. The successor to the affiliated property manager's assets also acted as the property manager of the Mizner Place office building until it was sold by the Partnership in May 1995.


(16)  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of, and requires that assets to be disposed of be reported in the balance sheet at the lower of their carrying amount or fair value less cost to sell. The Partnership adopted Statement 121 effective January 1, 1995 and, as a result, recorded an impairment loss of $2.2 million to the carrying value of its Cullasaja Community located near Highlands, North Carolina. This loss was recorded based upon an analysis of estimated discounted cash flows used to determine the Community's fair value. This analysis estimates sell out of the remaining houses, homesites and equity memberships in this Community by the year 2000. As a result of this adjustment, Cullasaja's carrying value is recorded at approximately $7.1 million at December 31, 1995.


(17)  SUBSEQUENT EVENTS

     Reference is made to Note 7 for a discussion of the sale of the Partnership's interest in the Coto de Caza Joint Venture during March 1996.



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes or disagreements with auditors during 1995 and 1994.


                           PART III


ITEM 10.  DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The General Partner of the Partnership is Arvida/JMB Managers, Inc., a Delaware corporation, of which all of the outstanding shares of stock are owned by Northbrook Corporation, a Delaware corporation, substantially all of the outstanding shares of which are owned by JMB Realty Corporation, a Delaware corporation ("JMB") and certain of its officers, directors and members of their families. Substantially all of the shares of JMB are owned by its officers, directors and members of their families. Arvida/JMB Managers, Inc. was substituted as general partner of the Partnership as a result of a merger on March 30, 1990 of an affiliated corporation that was the then general partner of the Partnership into Arvida/JMB Managers, Inc., which, as the surviving corporation of such merger, continues as General Partner. All references herein to "General Partner" include Arvida/JMB Managers, Inc. and its predecessor, as appropriate. The General Partner has responsibility for all aspects of the Partnership's operations. Arvida/JMB Associates, an Illinois general partnership, of which certain officers and affiliates of JMB are partners and Arvida/JMB Limited Partnership, an Illinois limited partnership, of which Arvida/JMB Associates is the general partner, are the Associate Limited Partners of the Partnership. Various relationships of the Partnership to the General Partner and its affiliates are described under the caption "Conflicts of Interest" at pages 21-24 of the Prospectus, which description is hereby incorporated herein by reference to Exhibit 99.1 to this report.

     The director and the executive and certain other officers of the General Partner of the Partnership are as follows:




                                                    SERVED IN
 NAME                    OFFICE                     OFFICE SINCE
 ----                    ------                     ------------

 Judd D. Malkin          Chairman                   04/08/87
 Neil G. Bluhm           President                  04/08/87
 H. Rigel Barber         Vice President             04/08/87
 Ira J. Schulman         Vice President             04/09/87
 Gailen J. Hull          Vice President             04/09/87
 Howard Kogen            Vice President
                         and Treasurer              04/08/87
 Gary Nickele            Vice President,
                         General Counsel            04/08/87
                         and Director               12/18/90
 James D. Motta          Vice President             04/09/87
 John Grab               Vice President             04/09/87

     There is no family relationship among any of the foregoing director or officers. The foregoing director has been elected to serve a one-year term until the annual meeting of the General Partner to be held on August 13, 1996. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the General Partner to be held on August 13, 1996. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which any director or officer was selected as such.

     The foregoing director and certain of the officers are also officers and/or directors of various affiliated companies, including JMB, which is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-IX"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd.- XIII ("JMB-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing director and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")) and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). The director and most of such officers are also partners, directly or indirectly, of certain partnerships (the "Associate Partnerships") which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB-VII, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG. The foregoing director and officers are partners, indirectly through other partnerships, of the Associate Limited Partners of the Partnership and of the associate limited partner of Arvida-II.



     The business experience during the past five years of the director and such officers of the Corporate General Partner of the Partnership includes the following:

     Judd D. Malkin (age 58) is Chairman of the Board of JMB, an officer and/or director of various JMB affiliates and a partner, directly or indirectly, of the Associate Partnerships. He is also an individual general partner of JMB Income Properties-IV and JMB Income Properties-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 58) is President and a director of JMB, an officer and/or director of various JMB affiliates and a partner, directly or indirectly, of the Associate Partnerships. He is also an individual general partner of JMB Income Properties-IV and JMB Income Properties-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     H. Rigel Barber (age 46) is Chief Executive Officer and Executive Vice President of JMB, an officer of various JMB affiliates and a partner, directly or indirectly, of various Associate Partnerships. Mr. Barber has been associated with JMB since March, 1982. He received a J.D. Degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Ira J. Schulman (age 44) is an officer of various JMB affiliates and a partner, directly or indirectly, of various Associate Partnerships. Mr. Schulman has been associated with JMB since February 1983. He holds a Masters Degree in Business Administration from the University of
Pittsburgh.

     Gailen J. Hull (age 47) is a Senior Vice President of JMB, an officer of various JMB affiliates and a partner, directly or indirectly, of various Associate Partnerships. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 60) is Senior Vice President and Treasurer of JMB, an officer of various JMB affiliates and a partner, directly or indirectly, of various Associate Partnerships. Mr. Kogen has been associated with JMB since March, 1973. He is a Certified Public Accountant.

    Gary Nickele (age 43) is Executive Vice President and General Counsel of JMB, an officer of various JMB affiliates and a partner, directly or indirectly, of various Associate Partnerships. Mr. Nickele has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     James D. Motta (age 39) has been President and Chief Executive Officer of Arvida since April 1, 1995. Prior thereto, he was Executive Vice President and Chief Operating Officer of Arvida (May, 1994 to March, 1995).

Prior thereto, he was President-Community Development Division of Arvida (August, 1993 - April, 1994), President-Southeast Division of Arvida (July, 1992 to July, 1993) and President-South Florida Division of Arvida (January, 1989 to July, 1992). Mr. Motta is also an officer or partner of various affiliates of Arvida.



     John R. Grab (age 39) is Vice President and General Manager - Club/Hotel Operations of Arvida. Prior thereto, he was Vice President and Project General Manager - Weston Hills of Arvida (October 1990 to October
1993) and Vice President and Project General Manager - Jacksonville Golf & Country Club of Arvida (June 1988 to October 1990). He is a Certified Public Accountant. Mr. Grab is also an officer or partner of various affiliates of Arvida.


ITEM 11.  EXECUTIVE COMPENSATION

     The officers and the director of the General Partner receive no direct remuneration in such capacities from the Partnership. The General Partner and the Associate Limited Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses as described under the caption "Cash Distributions and Allocations of Profit and Losses" at pages 61 to 64 of the Prospectus and at pages A-9 to A-16 of the Partnership Agreement, which descriptions are incorporated herein by reference to Exhibit 99.1, to this report. Reference is also made to Notes 1 and 14 for a description of such distributions and allocations. The General Partner and the Associate Limited Partners, collectively, received a cash distribution in 1995 of $302,689. Under certain circumstances they will be entitled to approximately $1,208,700 which has been deferred through December 31, 1995.

Such payment is subject to certain restrictions contained in the Partnership Agreement and the Partnership's credit facility. Pursuant to the Partnership Agreement, the General Partner and Associate Limited Partners were allocated profits for tax purposes for 1995 of approximately $673,200. Reference is made to Note 14 for further discussion of this allocation.

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

     Arvida is reimbursed fully for all of its out-of-pocket expenditures (including salary and salary-related expenses) incurred while supervising the development and management of the Partnership's properties and other operations, subject to the limitation that such reimbursement may not exceed 5% of the aggregate gross revenues from the business of the Partnership. In 1995, such expenses were approximately $6,233,600, of which approximately $50,900 was unpaid as of December 31, 1995.

     The Partnership and Arvida/JMB Partners, L.P.-II (a publicly-held limited partnership affiliated with the General Partner) each employ project related and administrative personnel who perform services on behalf of both partnerships. In addition, certain out-of-pocket expenditures related to such services and other general and administrative expenses are incurred and allocated to each partnership as appropriate. The Partnership receives reimbursements from or reimburses Arvida/JMB Partners, L.P.-II for such costs (including salary and salary-related expenses). The Partnership was entitled to receive approximately $1,021,800 from Arvida/JMB Partners, L.P.-II for such costs and services incurred in 1995, approximately $307,200 of which was outstanding as of December 31, 1995. In addition, the Partnership was obligated to reimburse Arvida/JMB Partners, L.P.-II approximately $245,100 for the year ended December 31, 1995, of which approximately $83,100 was unpaid at December 31, 1995.



     The Partnership periodically incurs salary and salary-related costs on behalf of an affiliate of the General Partner of the Partnership. The Partnership was entitled to receive approximately $31,400 for such costs for the year ended December 31, 1995, all of which was outstanding as of December 31, 1995.

     JMB Insurance Agency, Inc., an affiliate of the General Partner, earned and received insurance brokerage commissions in 1995 of approximately $272,300 in connection with providing insurance coverage for certain of the properties of the Partnership, all of which were paid as of December 31, 1995. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partner of the Partnership or its affiliates are entitled to property management fees and may be reimbursed for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and the acquisition, development, ownership, supervision, and operation of the Partnership assets. In 1995, the General Partner of the Partnership or its affiliates were due reimbursement for such direct or other administrative and out-of-pocket expenses and property management fees in the amount of approximately $141,900, of which $55,900 was paid as of December 31, 1995. Additionally, the General Partner and its affiliates are entitled to reimbursements for legal, accounting and portfolio management services. Such costs for 1995 were approximately $198,700, all of which was paid as of December 31, 1995.

     The Partnership was also entitled to receive reimbursements from affiliates of the General Partner for certain general and administrative expenses including, and without limitation, salary and salary-related expenses relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the year ended December 31, 1995, the total of such costs totalled approximately $509,000. Approximately $272,200 was outstanding as of December 31, 1995.

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

     (b) The General Partner and its officers and director own the following Interests of the Partnership:

                  NAME OF           AMOUNT AND NATURE
                  BENEFICIAL        OF BENEFICIAL      PERCENT
TITLE OF CLASS    OWNER             OWNERSHIP          OF CLASS
- --------------    ----------        -----------------  --------

Limited PartnershipGeneral Partner  None               --
Interests         and its officers
                  and director as
                  a group

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

                4.10.  Second Amended and Restated Credit Agreement
dated November 29, 1994, among Arvida/JMB Partners, L.P., Arvida/JMB Partners, Southeast Florida Holdings, Inc., Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership, Weston Hills Country Club Limited Partnership and Chemical Bank and Nationsbank of Florida, N.A.
****

                4.11.  Affirmation and Amendment of Security
Documents dated November 29, 1994, among Arvida/JMB Partners, Arvida/JMB Partners, L.P., Southeast Florida Holdings, Inc., Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership, Weston Hills Country Club Limited Partnership and Chemical Bank. ****

                4.12.  Modification of Mortgage and Security
Agreement and Other loan Documents dated November 29, 1994, among
Arvida/JMB Partners, Weston Hills Country Club Limited Partnership and Chemical Bank. ****



                4.13. Modification of First Mortgage and Security Agreement and Other Loan Documents dated November 29, 1994, among
Arvida/JMB Partners, Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership and Chemical Bank. ****

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

                4.15. Letter Agreement dated January 17, 1996, among Arvida/JMB Partners, L.P., Arvida/JMB Partners, Southeast Florida Holdings, Inc., Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership, Weston Hills Country Club Limited Partnership and Chemical Bank and Nationsbank of Florida, N.A. regarding the release of a certain parcel from the lender's lien is filed herewith.

                4.16. Letter Agreement dated March 1, 1996 among Arvida/JMB Partners, Arvida/JMB Partners, L.P., Southeast Florida Holdings, Inc., Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership, Weston Hills Country Club Limited Partnership and Chemical Bank and Nationsbank of Florida, N.A. regarding the sale of the Partnership's interest in the Coto de Caza Joint Venture and the extension of the maturity date of the revolving line of credit facility and the income property term loan is filed herewith.

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

                27.    Financial Data Schedule.



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

                **** Previously filed with the Securities and Exchange Commission as Exhibits 4.10, 4.11, 4.12 and 4.13, respectively to the Partnership's Form 10-K Report (File No. 33-14091) under the Securities Act of 1993 filed on March 27, 1995 and incorporated herein by reference.

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

     No annual report or proxy material for the fiscal year 1995 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.


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


                     ARVIDA/JMB PARTNERS, L.P.

                     BY:    Arvida/JMB Managers, Inc.
                            (The General Partner)


                            GAILEN J. HULL
                     By:    Gailen J. Hull
                            Vice President
                     Date:  March 25, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     BY:    Arvida/JMB Managers, Inc.
                            (The General Partner)



                            NEIL G. BLUHM
                     By:    Neil G. Bluhm, President
                            (Principal Executive Officer)
                     Date:  March 25, 1996



                            JUDD D. MALKIN
                     By:    Judd D. Malkin, Chairman
                            (Principal Financial Officer)
                     Date:  March 25, 1996



                            GARY NICKELE
                     By:    Gary Nickele, Vice President,
                            General Counsel and Director
                     Date:  March 25, 1996



                            GAILEN J. HULL
                     By:    Gailen J. Hull, Vice President
                            (Principal Accounting Officer)
                     Date:  March 25, 1996



                                   ARVIDA/JMB PARTNERS, L.P.

                                         EXHIBIT INDEX


                                                                 DOCUMENT
                                                                INCORPORATED SEQUENTIALLY
EXHIBIT NO.    EXHIBIT                                          BY REFERENCE NUMBERED PAGE
- -----------    -------                                          ------------ -------------
  3.           Amended and Restated Agree-
               ment of Limited Partnership
               of the Partnership.                                   Yes

4.0.           Assignment Agreement by and
               among the General Partner, the
               Initial Limited Partner and the
               Partnership                                           Yes

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

4.2.           Security Agreement dated as of October 7,
               1992 made by Arvida/JMB Partners, L.P.,
               Arvida/JMB Partners, Southeast Florida Holdings,
               Inc., Center Office Partners, Center Retail
               Partners, Center Hotel Limited Partnership and
               Weston Hills Country Club Limited Partnership
               (as "grantors") in favor of Chemical Bank and
               Nationsbank of Florida, N.A. (as "lenders")           Yes




                                                                 DOCUMENT
                                                                INCORPORATED SEQUENTIALLY
EXHIBIT NO.    EXHIBIT                                          BY REFERENCE NUMBERED PAGE
- -----------    -------                                          ------------ -------------

4.3.           Pledge Agreement dated as of October 7, 1992
               among Arvida/JMB Partners, L.P., Arvida/JMB Partners,
               Southeast Florida Holdings, Inc., Center Office
               Partners, Center Retail Partners, Center Hotel
               Limited Partnership and Weston Hills Country
               Club Limited Partnership (as "pledgors") and
               Chemical Bank and Nationsbank of Florida, N.A.
               (as "lenders").                                       Yes

4.4. Various mortgages and other security interests dated October 7, 1992 related to the assets of Arvida/JMB Partners, Center Office Partners,
               Center Retail Partners, Center Hotel Limited
               Partnership, Weston Hills Country Club Limited
               Partnership which secure loans under the Amended and Restated Credit Agreement referred to in
               Exhibit 4.1.                                          Yes

 4.7.          $24,000,000 Consolidated Revolving Promissory Note
               dated January 14, 1994 by and between Arvida Grand
               Bay Limited Partnership-I, Arvida Grand Bay Limited
               Partnership-II, Arvida Grand Bay Limited Partner-
               ship-III, Arvida Grand Bay Limited Partnership-IV,
               Arvida Grand Bay Limited Partnership-V and Arvida
               Grand Bay Limited Partnership-VI and Barnett
               Bank of Broward County, N.A.                          Yes

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

 4.9.          Construction Loan Agreement dated January 14, 1994 by
               and between Arvida Grand Bay Limited Partnership-I and
               Arvida Grand Bay Properties, Inc. and Barnett Bank of
               Broward County, N.A.                                  Yes



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

4.13.          Modification of First Mortgage and Security Agreement
               and Other Loan Documents dated November 29, 1994,
               among Arvida/JMB Partners, Center Office Partners,
               Center Retail Partners, Center Hotel Limited
               Partnership and Chemical Bank.                        Yes

4.14.          Credit Agreement extension dated July 28, 1995 made
               by Arvida/JMB Partners, L.P., Arvida/JMB Partners,
               Southeast Florida Holdings, Inc., Center Office Partners,
               Center Retail Partners, Center Hotel Limited Partnership,
               Weston Hills Country Club Limited Partnership and
               Chemical Bank.                                        Yes

4.15.          Letter Agreement dated January 17, 1996, among
               Arvida/JMB Partners, L.P., Arvida/JMB Partners,
               Southeast Florida Holdings, Inc., Center Office
               Partners, Center Retail Partners, Center Hotel
               Limited Partnership, Weston Hills Country Club
               Limited Partnership and Chemical Bank and Nationsbank
               of Florida, N.A. regarding the release of a certain
               parcel from the lender's lien.                        No



                                                                 DOCUMENT
                                                                INCORPORATED SEQUENTIALLY
EXHIBIT NO.    EXHIBIT                                          BY REFERENCE NUMBERED PAGE
- -----------    -------                                          ------------ -------------

4.16.          Letter Agreement dated March 1, 1996 among
               Arvida/JMB Partners, Arvida/JMB Partners, L.P.,
               Southeast Florida Holdings, Inc., Center Office
               Partners, Center Retail Partners, Center Hotel
               Limited Partnership, Weston Hills Country Club
               Limited Partnership and Chemical Bank and Nationsbank
               of Florida, N.A. regarding the sale of the
               Partnership's interest in the Coto de Caza Joint
               Venture and the extension of the maturity date
               of the revolving line of credit facility and the
               income property term loan.                            No

10.1.          Agreement between the Partnership and
               The Walt Disney Company dated January 29, 1987.       Yes

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

27.            Financial Data Schedule                               No

99.1.          Pages 21-24, 56-59, 61-64 and
               A-9 to A-28, A-31 to A-33, and B-2 of
               the Partnership's Prospectus
               dated September 16, 1987 filed
               pursuant to Rules 424(b) and
               424(c) are filed herewith.                            No
