Form 10-Q
period 1996-03-31
ARVIDA JMB PARTNERS L P
filed 1996-05-14
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.   20549



                                  FORM 10-Q



                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934




For the quarter ended March 31, 1996             Commission file #0-16976




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

                              TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements . . . . . . . . . . . . . . . .      3


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations . . . . . . . . . . . . . . . . . . . . .     17




PART II     OTHER INFORMATION


Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . .     19

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . .     20

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                             ARVIDA/JMB PARTNERS, L.P.
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                            CONSOLIDATED BALANCE SHEETS

                                       MARCH 31, 1996 AND DECEMBER 31, 1995

                                                    (UNAUDITED)

                                                      ASSETS
                                                      ------

                                                                                    MARCH 31,      DECEMBER 31,
                                                                                      1996            1995
                                                                                 -------------     -----------
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . .      $  5,916,200      20,171,289
Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13,457,516      13,852,395
Trade and other accounts receivable (net of allowance for doubtful accounts of $234,574 at March 31, 1996 and $236,052 at
  December 31, 1995) . . . . . . . . . . . . . . . . . . . . . . . . . . . .        37,594,025      28,056,262
Mortgages receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . .         2,011,153       1,994,583
Real estate inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .       198,355,510     199,372,799
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . .        75,639,290      71,842,531
Investments in and advances to joint ventures, net . . . . . . . . . . . . .         3,670,459      13,955,093
Equity memberships . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,068,461       7,367,266
Amounts due from affiliates. . . . . . . . . . . . . . . . . . . . . . . . .         1,095,744       1,131,697
Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . . .         8,668,330       8,695,326
                                                                                  ------------    ------------

          Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .      $353,476,688     366,439,241
                                                                                  ============    ============

                                             ARVIDA/JMB PARTNERS, L.P.
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                      CONSOLIDATED BALANCE SHEETS (CONTINUED)

(UNAUDITED)

                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                    ------------------------------------------

                                                                                    MARCH 31,      DECEMBER 31,
                                                                                      1996            1995
                                                                                 -------------     -----------
Liabilities:
  Bank overdraft . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      --          3,972,987
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20,008,758      22,918,450
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        24,081,759      23,825,499
  Accrued expenses and other liabilities . . . . . . . . . . . . . . . . . .        12,160,682      12,718,654
  Notes and mortgages payable, net . . . . . . . . . . . . . . . . . . . . .        69,522,831      70,338,364
                                                                                  ------------    ------------
  Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . .       125,774,030     133,773,954
                                                                                  ------------    ------------


Partners' capital accounts:
  General Partner and Associate Limited Partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . .            20,000          20,000
    Cumulative net income (loss) . . . . . . . . . . . . . . . . . . . . . .        35,529,547      34,994,723
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . .       (34,491,274)    (33,912,035)
                                                                                  ------------    ------------
                                                                                     1,058,273       1,102,688
                                                                                  ------------    ------------
  Limited Partners:
    Capital contributions, net of offering costs . . . . . . . . . . . . . .       364,841,815     364,841,815
    Cumulative net income (loss) . . . . . . . . . . . . . . . . . . . . . .        14,341,758       8,815,556
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . .      (152,539,188)   (142,094,772)
                                                                                  ------------    ------------
                                                                                   226,644,385     231,562,599
                                                                                  ------------    ------------
          Total partners' capital accounts . . . . . . . . . . . . . . . . .       227,702,658     232,665,287
                                                                                  ------------    ------------

          Total liabilities and partners' capital. . . . . . . . . . . . . .      $353,476,688     366,439,241
                                                                                  ============    ============

                                    The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

                                             ARVIDA/JMB PARTNERS, L.P.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                    THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                    (UNAUDITED)

                                                                                      1996            1995
                                                                                 -------------     -----------

Revenues:
  Housing. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 50,060,078      44,609,088
  Homesites. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,112,000       4,196,416
  Land and property. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13,120,661      12,069,241
  Operating properties . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,317,018       8,405,185
  Brokerage and other operations . . . . . . . . . . . . . . . . . . . . . .         5,992,715       6,784,117
                                                                                   -----------      ----------
        Total revenues . . . . . . . . . . . . . . . . . . . . . . . . . . .        80,602,472      76,064,047
                                                                                   -----------      ----------
Cost of revenues:
  Housing. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        42,905,140      35,640,076
  Homesites. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,240,638       2,662,548
  Land and property. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,570,116       4,166,661
  Operating properties . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,207,347       7,303,944
  Brokerage and other operations . . . . . . . . . . . . . . . . . . . . . .         5,821,513       6,918,800
                                                                                   -----------      ----------
        Total cost of revenues . . . . . . . . . . . . . . . . . . . . . . .        68,744,754      56,692,029
                                                                                   -----------      ----------
Gross operating profit . . . . . . . . . . . . . . . . . . . . . . . . . . .        11,857,718      19,372,018
Selling, general and administrative expenses . . . . . . . . . . . . . . . .        (5,226,233)     (5,461,414)
                                                                                   -----------      ----------
        Net operating income . . . . . . . . . . . . . . . . . . . . . . . .         6,631,485      13,910,604

Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           412,528         322,243
Equity in earnings (losses) of unconsolidated ventures . . . . . . . . . . .           (33,813)      1,114,062
Interest and real estate taxes, net. . . . . . . . . . . . . . . . . . . . .          (949,174)     (1,167,047)
                                                                                   -----------      ----------
                                             ARVIDA/JMB PARTNERS, L.P.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                              THREE MONTHS ENDED MARCH 31, 1996 AND 1995 - CONTINUED



                                                                                      1996            1995
                                                                                 -------------     -----------

        Income before cumulative effect due to change
          in accounting for long-lived assets. . . . . . . . . . . . . . . .         6,061,026      14,179,862

        Cumulative effect due to change in accounting
          for long-lived assets. . . . . . . . . . . . . . . . . . . . . . .             --         (2,200,000)
                                                                                   -----------      ----------
        Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 6,061,026      11,979,862
                                                                                   ===========      ==========
        Net income per Limited Partnership Interest. . . . . . . . . . . . .       $     13.68           28.74
                                                                                   ===========      ==========
        Cash distributions per Limited Partnership Interest. . . . . . . . .       $     25.85           13.49
                                                                                   ===========      ==========


























              The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

                                             ARVIDA/JMB PARTNERS, L.P.
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                    (UNAUDITED)

                                                                                       1996              1995
                                                                                   ------------      -----------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  6,061,026       11,979,862
Charges (credits) to net income not requiring (providing) cash:
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . .      1,411,896        1,451,690
  Equity in (earnings) losses of unconsolidated ventures . . . . . . . . . . . .         33,813       (1,114,062)
  Provision for doubtful accounts. . . . . . . . . . . . . . . . . . . . . . . .         (1,478)          11,519
  Loss on disposition of property and equipment. . . . . . . . . . . . . . . . .          2,695           11,809
  Cumulative effect due to change in accounting for
    long-lived assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --           2,200,000
Changes in:
  Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        394,879          199,069
  Trade and other accounts receivable. . . . . . . . . . . . . . . . . . . . . .     (9,536,285)       7,918,572
  Real estate inventories:
    Additions to real estate inventories . . . . . . . . . . . . . . . . . . . .    (52,292,564)     (49,376,902)
    Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     55,715,894       42,469,285
    Capitalized interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,478,115)      (2,364,382)
    Capitalized real estate taxes. . . . . . . . . . . . . . . . . . . . . . . .       (927,926)      (1,075,159)
  Equity memberships . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        298,805          567,016
  Amounts due from affiliates. . . . . . . . . . . . . . . . . . . . . . . . . .         35,953         (150,595)
  Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . . . .        (58,160)        (319,144)
  Accounts payable, accrued expenses and other liabilities . . . . . . . . . . .     (3,492,152)      (4,642,030)
  Deposits and unearned income . . . . . . . . . . . . . . . . . . . . . . . . .        256,260          262,750
                                                                                   ------------      -----------

          Net cash provided by (used in) operating activities. . . . . . . . . .     (3,575,459)       8,029,245
                                                                                   ------------      -----------
                                             ARVIDA/JMB PARTNERS, L.P.
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                                       1996              1995
                                                                                   ------------      -----------
Cash flows from investing activities:
  Mortgages receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (16,570)          83,772
  Acquisitions of property and equipment . . . . . . . . . . . . . . . . . . . .     (5,129,240)      (2,600,125)
  Proceeds from sales and disposals of property and equipment. . . . . . . . . .          3,046            --
  Joint venture distributions, net . . . . . . . . . . . . . . . . . . . . . . .         (3,277)          91,730
  Payments from (advances to) joint ventures . . . . . . . . . . . . . . . . . .      4,167,146         (112,853)
  Proceeds from sales and disposal of joint venture interest . . . . . . . . . .      6,111,440            --
                                                                                   ------------      -----------
          Net cash provided by (used in) investing activities. . . . . . . . . .      5,132,545       (2,537,476)
                                                                                   ------------      -----------
Cash flows from financing activities:
  Proceeds from notes and mortgages payable. . . . . . . . . . . . . . . . . . .     14,742,547       14,610,072
  Payments of notes and mortgages payable. . . . . . . . . . . . . . . . . . . .    (15,558,080)     (37,078,520)
  Distributions to General Partner and Associate Limited Partners. . . . . . . .       (579,239)        (302,689)
  Distributions to Limited Partners. . . . . . . . . . . . . . . . . . . . . . .    (10,444,416)      (5,448,464)
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (3,972,987)       4,027,108
                                                                                   ------------      -----------
          Net cash used in financing activities. . . . . . . . . . . . . . . . .    (15,812,175)     (24,192,493)
                                                                                   ------------      -----------
Decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .    (14,255,089)     (18,700,724)

Cash and cash equivalents, beginning of year . . . . . . . . . . . . . . . . . .     20,171,289       22,024,390
                                                                                   ------------      -----------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . . .   $  5,916,200        3,323,666
                                                                                   ============      ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest, net of amounts capitalized. . . . .   $    112,888            --
                                                                                   ============      ===========
  Non-cash investing and financing activities. . . . . . . . . . . . . . . . . .   $      --               --
                                                                                   ============      ===========








              The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

                          ARVIDA/JMB PARTNERS, L.P.
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 1996 AND 1995

                                 (UNAUDITED)

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1995, which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

GENERAL

     Capitalized Interest and Real Estate Taxes

     Interest, including the amortization of loan fees, of $1,478,115 and $2,372,777 was incurred for the three months ended March 31, 1996 and 1995, respectively, of which $1,478,115 and $2,364,382 was capitalized, respectively. The decrease in interest incurred for the three months ended March 31, 1996 as compared to the same period in 1995 is due to a decrease in the average amount of borrowings outstanding during the period.
Interest payments, including amounts capitalized, of $1,591,003 and $2,328,686 were made during the three months ended March 31, 1996 and 1995, respectively.

     Real estate taxes of $1,877,100 and $2,233,811 were incurred for the three months ended March 31, 1996 and 1995, respectively, of which $927,926 and $1,075,159 were capitalized, respectively. Real estate tax payments of $36,489 and $96,732 were made during the three months ended March 31, 1996 and 1995, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partner-ship's club facilities and operating properties as these taxes are included in cost of revenues for operating properties.

     Property and Equipment and Other Assets

     Depreciation expense of $1,326,740 and $1,265,771 was incurred for the three months ended March 31, 1996 and 1995, respectively. Amortization of other assets, excluding loan fees, of $22,261 and $56,472 was incurred for the three months ended March 31, 1996 and 1995. Amortization of loan fees, which is included in interest expense, of $62,895 and $129,447 was incurred for the three months ended March 31, 1996 and 1995, respectively.

     Partnership Records

     During March 1996, the Partnership made a distribution for 1995 of $10,419,160 to its Limited Partners ($25.79 per Interest) and $578,835 to the General Partner and Associate Limited Partners, collectively. In addition, during March 1996, the Partnership remitted each Limited Partner's share of a North Carolina non-resident withholding tax on behalf of each of the Limited Partners. Such payment, which totalled $25,256 (approximately $.06 per Interest), was deemed a distribution to the Limited Partners. The Partnership also paid $404 at that time on behalf of the General Partner and Associate Limited Partners, collectively, for their share of a North Carolina non-resident withholding tax. This amount was deemed a distribution. These distributions are the primary cause for the decrease in cash and cash equivalents at March 31, 1996 as compared to December 31, 1995.

     Reclassifications

     Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.
NOTES AND MORTGAGES PAYABLE

     At March 31, 1996, the Partnership's credit facility consists of a term loan in the original amount of $85,252,520, a revolving line of credit facility up to $20 million, an income property term loan in the original amount of $18,233,326 and a $15 million letter of credit facility. For the three month period ended March 31, 1996, the effective interest rate for the combined term loan, income property term loan and revolving line of credit facility was approximately 8.5% per annum.

     Under the term loan agreement, the Partnership made scheduled principal payments of $10 million in March 1994, February 1995 and February 1996 and a $5 million principal payment in July 1995. The term loan agreement also provides for additional principal repayments based upon a specified percentage of available cash flow and upon the sale of certain assets. The Partnership's lender waived the requirement for principal payments based upon a specified percentage of available cash flow during the three months ended March 31, 1996, however, during such period, the Partnership made additional term loan payments based upon the sale of certain assets totalling approximately $3.7 million. During April 1996, the Partnership used $2 million of the proceeds from the sale of its 20% joint venture interest in Coto de Caza to pay down its term loan. A principal repayment of $5 million on the term loan is due in July 1996.
The remaining balance outstanding is due in July 1997. Under the income property term loan, principal payments of $0.1 million are required to be paid monthly until maturity. The income property term loan and the revolving line of credit were scheduled to mature in March 1996 and December 1995, respectively. During March 1996, the Partnership's lenders reached an agreement with each other whereby one of the lenders purchased the other's participating interest in the Partnership's credit facilities. In addition, during March 1996, the successor lender agreed to renew the Partnership's revolving line of credit, income property term loan and letter of credit facility through July 1997. The Partnership's letter of credit facility matures in July 1996. At March 31, 1996, all of the term loan proceeds had been borrowed with a remaining balance outstanding of $18,792,214. The balances outstanding on the revolving line of credit facility, the income property term loan and the letter of credit facility at March 31, 1996 are $7,000,000, $12,466,746, and $8,862,977,
respectively.

     Also included in notes and mortgages payable at March 31, 1996 is approximately $6.8 million representing project specific financing for the Partnership's retail property located in its Weston Community. During April 1996, the Partnership refinanced this loan with a different lender. The original principal balance on such new loan is $8.1 million. In addition, $3.0 million of subordinated debt attributable to the Cullasaja Joint Venture is included in notes and mortgages payable at March 31, 1996.

     The Partnership also has a $24.0 million revolving construction line of credit for the buildings and certain amenities within the Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay. This line of credit currently bears interest at the lender's prime rate (8.25% at March 31, 1996) plus 1/2% per annum and matures in January 1997. At March 31, 1996, approximately $18.1 million was outstanding under this line of credit. The Partnership currently anticipates that this amount will be repaid with proceeds from the sale of condominium units.

     During January 1996, the Partnership executed a note for a $7.5 million construction loan for the construction and development of a second retail shopping center located in its Weston Community. This note currently bears interest at the lender's prime rate (8.25% at March 31, 1996) plus 1/2% per annum and matures in July, 1997. At March 31, 1996, approximately $1.3 million was outstanding under this loan. The construction and development of this project is the primary cause for the increase in Property and equipment on the accompanying Consolidated Balance Sheets at March 31, 1996 as compared to December 31, 1995.

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

     During March 1996, the Partnership closed on the sale of its 20% joint venture interest in Coto de Caza, including the related promissory note for advances previously made to the joint venture, to unaffiliated third parties for a sales price of $12 million. This transaction is reflected in Land and property revenues for the three months ended March 31, 1996 on the accompanying Consolidated Statements of Operations. This sale is the primary cause for the decrease in Investments in and advances to joint ventures on the accompanying Consolidated Balance Sheets at March 31, 1996 as compared to December 31, 1995. The proceeds from this sale were not received by the Partnership from the escrow agent until April 1996, which is the primary cause for the increase in Trade and other accounts receivables on the accompanying Consolidated Balance Sheets at March 31, 1996 as compared to December 31, 1995. During April 1996, the Partnership used $2.0 million of the sales proceeds to pay down its term loan.

TRANSACTIONS WITH AFFILIATES

     The Partnership, subject to certain limitations, may engage affiliates of the General Partner for property management, insurance and certain other administrative services to be performed in connection with the administration of the Partnership and its assets. The total of such costs (consisting primarily of insurance commissions) for the three months ended March 31, 1996 was approximately $17,800, all of which was paid as of March 31, 1996. The total of such costs for the three months ended March 31, 1995 was approximately $55,500. In addition, the General Partner and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Partnership and the operation of the Partnership's properties. Such costs were approximately $24,700 for the three months ended March 31, 1996, all of which were paid as of March 31, 1996.

     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the three months ended March 31, 1996, the amount of such costs incurred by the Partnership on behalf of these affiliates totalled approximately $71,400. At March 31, 1996, approximately $293,500 (including amounts owed from the previous periods) was owed to the Partnership, of which approximately $50,800 was received as of May 3, 1996. For the three month period ended March 31, 1995, the Partnership was entitled to reimbursements of approximately $231,000.

     The Partnership and Arvida/JMB Partners, L.P.-II (a publicly-held limited partnership affiliated with the General Partner) each employ project related and administrative personnel who perform services on behalf of both partnerships. In addition, certain out-of-pocket expenditures related to such services and other general and administrative costs are incurred and charged to each partnership as appropriate. The Partnership receives reimbursements from or reimburses Arvida/JMB Partners, L.P.-II for such costs (including salary and salary-related costs). For the three month periods ended March 31, 1996 and 1995, the Partnership was entitled to receive approximately $589,200 and $822,200, respectively, from Arvida/JMB Partners, L.P.-II. At March 31, 1996, approximately $194,600 was owed to the Partnership, all of which was received as of May 3, 1996. In addition, for the three month periods ended March 31, 1996 and 1995, the Partnership was obligated to reimburse Arvida/JMB Partners, L.P.-II approximately $68,300 and $88,400, respectively. At March 31, 1996, approximately $49,200 was unpaid, all of which was paid as of May 3, 1996.

     Arvida Company ("Arvida"), pursuant to an agreement with the Partnership, provides development, construction, management and other personnel and services to the Partnership for all of its projects and operations. Pursuant to such agreement, the Partnership reimburses Arvida for all of its out-of-pocket expenditures (including salary and salary-related costs), subject to certain limitations. The total of such costs for the three month periods ended March 31, 1996 and 1995 were approximately $2,681,000 and $2,684,000, respectively, all of which was paid as of March 31, 1996. In addition, Arvida owes the Partnership approximately $53,600 at March 31, 1996 resulting from an overpayment of salary and salary-related costs, all of which was received as of May 3, 1996.

     The Partnership pays for certain general and administrative costs on behalf of its equity clubs, homeowners associations and maintenance associations. The Partnership receives reimbursements from these entities for such costs. For the three month period ended March 31, 1996, the Partnership was entitled to receive approximately $174,600 from these entities. At March 31, 1996, approximately $12,400 was owed to the Partnership, all of which was received as of May 3, 1996. For the three months ended March 31, 1995, the Partnership was entitled to receive approximately $124,500 from these entities. In addition, the Partnership owes its equity clubs for certain costs incurred by the clubs which are obligations of the Partnership. For the three month period ended March 31, 1996, the Partnership was obligated to reimburse its equity clubs approximately $6,800. At March 31, 1996, approximately $49,400 was unpaid (including amounts owed from previous periods), of which approximately $27,900 was paid as of May 3, 1996.

     The Partnership also funds operating deficits of its equity clubs, as required or deemed necessary. Such amounts may be reimbursed by these clubs from future cash flow. At March 31, 1996, the Partnership was owed approximately $608,800 for such funding, none of which was paid as of May 3, 1996.

     The Partnership periodically incurs salary and salary-related costs on behalf of an affiliate of the General Partner of the Partnership. The Partnership was entitled to receive approximately $0 and $380,600 for such costs for the three months ended March 31, 1996 and 1995, respectively, of which approximately $31,400 remains unpaid at March 31, 1996 and May 3, 1996.

     In accordance with the Partnership Agreement, the General Partner and Associate Limited Partners have deferred a portion of their distributions of net cash flow from the Partnership totalling approximately $1,587,700. This amount does not bear interest and is expected to be paid in future periods subject to certain restrictions contained in the Partnership's credit facility agreement.

     All amounts receivable or payable to the General Partner or its affiliates do not bear interest and are expected to be paid in future periods.

COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under standby letters of credit and performance bonds for approximately $8,863,000 and $4,095,700, respectively, at March 31, 1996. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable under bonds for approximately $1,020,000 at March 31, 1996.

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

     The Partnership was involved in subrogation lawsuits or threatened subrogation actions with Prudential Property and Casualty Company, Travelers Insurance Company ("Travelers"), Allstate Insurance Company ("Allstate") and State Farm Insurance Company. These insurance companies sought to recover damages, costs and interest in connection with amounts allegedly paid to their insured living in Country Walk at the time of Hurricane Andrew. The Partnership settled these claims and all settlement proceeds were funded by one of the Partnership's insurance carriers. The aggregate amount of these settlements is approximately $4.5 million. The Allstate and Travelers settlements in the amount of approximately $1.1 million were funded subject to a reservation of rights by one of the Partnership's insurance carriers.

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


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     The Partnership adopted the Financial Accounting Standard's Board's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective January 1, 1995. As a result, an impairment loss of $2.2 million was recorded to the carrying value of its Cullasaja Community located near Highlands, North Carolina. As a result of this adjustment, Cullasaja's carrying value is recorded at approximately $7.1 million at March 31, 1996 and December 31, 1995.

ADJUSTMENTS

     In the opinion of the General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of March 31, 1996 and December 31, 1995 and for the three months ended March 31, 1996 and 1995.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements ("Notes") contained in this report for additional information concerning certain of the Partnership's investments.

     At March 31, 1996 and December 31, 1995, the Partnership had cash and cash equivalents of approximately $5,916,000 and $20,171,000, respectively.

The decrease in cash and cash equivalents at March 31, 1996 as compared to December 31, 1995 is due primarily to required debt service payments as well as distributions to partners made in March 1996. The bank overdraft, which represented checks in transit, of approximately $3,973,000 at December 31, 1995 was repaid from cash on hand during January 1996.

     Reference is made to Part II - OTHER INFORMATION - Item 1. Legal Proceedings, for a discussion of various lawsuits, in which the Partnership is a defendant, allegedly arising out of or relating to Hurricane Andrew and certain property damage allegedly suffered by the plaintiffs at a previously developed community known as Country Walk.

RESULTS OF OPERATIONS

     The results of operations for the three months ended March 31, 1996 are primarily attributable to the development and sale or operation of the Partnership's assets.

     For the three months ended March 31, 1996, the Partnership (including its consolidated ventures and its unconsolidated ventures accounted for under the equity method) closed on the sale of 255 housing units, 46 homesite lots and the sale of its 20% joint venture interest in Coto de Caza. This compares to closings in the first quarter of 1995 of 283 housing units, 68 homesite lots and approximately 22 acres of undeveloped land. Outstanding contracts ("backlog") as of March 31, 1996 were for 847 housing units, 33 homesites and approximately 36 acres of developed and undeveloped land tracts. This compares to a backlog as of March 31, 1995 of 981 housing units, 104 homesites, approximately 50 acres of developed and undeveloped land tracts as well as the Mizner Place office building.

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

     The increase in housing revenues for the three months ended March 31, 1996 as compared to the same period in 1995 is due to an increase in the amount of revenues recognized under the percentage of completion method at Arvida's Grand Bay on Longboat Key, Florida. For the three months ended March 31, 1996, the Partnership recognized revenues from two buildings at Arvida's Grand Bay under the percentage of completion method as compared to one building for the same period in 1995. Also contributing to the favorable revenue variance was the closing of higher priced products at the Partnership's Weston Community during the first quarter of 1996. In addition, revenues increased for the first quarter of 1996 as compared to the same period in 1995 due to an increase in the number of units closed at the Partnership's Atlanta Communities. The favorable variance in housing revenues is partially offset by the close-out of the Partnership's Broken Sound Community in 1995. Also offsetting the favorable variance is a decrease in the number of units closed at the Partnership's River Hills and Sawgrass Country Club Communities. The decrease in closings at River Hills is due to a temporary decline in the availability of lower priced product in that Community, while closings decreased at Sawgrass Country Club due to that Community nearing close-out. The close-out of the higher profit margin products within the Partnership's Broken Sound Community is the primary reason for the decline in the gross operating profit margin from housing activities.

     The decrease in homesite revenues for the three months ended March 31, 1996 as compared to the same period in 1995 is due primarily to fewer lot closings in the Partnership's Weston Community. This decrease is due to the near close-out of several of the lower-priced products at Weston as well as a slow down in sales of higher-priced products. The decrease in the gross operating profit margin from homesite activities for the three months ended March 31, 1996 as compared to the same period in 1995 is due to certain development adjustments made to cost of sales in 1995 to reduce development cost estimates for certain projects which were nearing completion.

     The increase in land and property revenues for the three months ended March 31, 1996 as compared to the same period in 1995 is due primarily to the sale of the Partnership's 20% joint venture interest in Coto de Caza as well as the related promissory note for advances previously made to the joint venture. This transaction is reflected in Land and property revenues for the three months ended March 31, 1996 on the accompanying Consolidated Statements of Operations. This sale is the primary cause for the decrease in Investments in and advances to joint ventures on the accompanying Consolidated Balance Sheets at March 31, 1996 as compared to December 31, 1995. The proceeds from this sale were not received by the Partnership from the escrow agent until April 1996, which is the primary cause for the increase in Trade and other accounts receivables on the accompanying Consolidated Balance Sheets at March 31, 1996 as compared to December 31, 1995. Land and property revenues for the three months ended March 31, 1995 consisted primarily of approximately 22.3 acres of undeveloped commercial land parcels in Palm Beach County, Florida, as well as the sale of the Partnership's cable operation in its Broken Sound Community. The decrease in the gross operating profit margin from land and property sales for the three months ended March 31, 1996 as compared to the same period in 1995 is due primarily to the low cost basis of the land and property sales generated in the first quarter of 1995.

     The decrease in revenues from brokerage and other operations for the three months ended March 31, 1996 as compared to the same period in 1995 is due primarily to the decrease in the number of builder unit closings at the Partnership's Weston Community as well as the sell-out of its Broken Sound Community in 1995. Revenues for the three months ended March 31, 1996 also decreased as compared to the same period in 1995 due to a lower volume of resale activity generated in Palm Beach County, Florida.

     The improvement in the gross operating profit margin from brokerage and other operations for the three months ended March 31, 1996 as compared to the same period in 1995 is due primarily to certain non-recurring adjustments recorded to cost of revenues during the first quarter of 1995. These adjustments were recorded to properly reflect commissions paid in connection with the sales of builders' homes within the Partnership's Communities which had closed prior to December 31, 1994.

     The decrease in selling, general and administrative expenses for the three months ended March 31, 1996 as compared to the same period in 1995 is primarily due to decreased legal fees and insurance costs.

     The decrease in equity in earnings of unconsolidated ventures for the three months ended March 31, 1996 as compared to the same period in 1995 resulted from the Partnership recording its share of income generated from a land sale by the commercial joint venture located in Ocala, Florida during the first quarter of 1995. No land sales were generated by the unconsolidated joint ventures in which the Partnership holds interests during the first quarter of 1996.

     Interest and real estate taxes decreased for the three months ended March 31, 1996 as compared to the same period in 1995 due primarily to a reduction in real estate taxes incurred.

     The Partnership adopted the Financial Accounting Standards Board's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective January 1, 1995. As a result, an impairment loss of $2.2 million was recorded to the carrying value of its Cullasaja Community located near Highlands, North Carolina. This loss is reflected as the Cumulative effect due to change in accounting for long-lived assets on the accompanying Consolidated Statements of Operations.



PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     Reference is made to the Commitments and Contingencies Section of Notes for a detailed discussion regarding certain lawsuits which allegedly in part arose out of or related to Hurricane Andrew, which on August 24, 1992 resulted in damage to a former community development known as Country Walk.

     On or about October 16, 1995, a lawsuit was filed against the Partnership and others in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida, entitled Council of Villages, Inc. et al v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida/JMB Partners, Ltd., Broken Sound Club, Inc., and Country Club Maintenance Association, Inc. The multi-count lawsuit, as amended, is brought as a class action, and individually, on behalf of various residents of the Broken Sound Community, and alleges that defendants engaged in various acts of misconduct in, among other things, the establishment, operation, management and marketing of the Broken Sound golf course and recreational facilities, as well as the alleged improper failure to turn over said facilities to the Broken Sound homeowners on a timely basis. Plaintiffs seek, through various theories, including but not limited to breach of ordinance, fiduciary duty, fraud, and civil theft, damages in excess of $45 million, the appointment of a receiver for the Broken Sound Club, other unspecified compensatory damages, the right to seek punitive damages, treble damages, prejudgment interest, attorneys' fees and costs. The Partnership believes that the lawsuit is without merit and intends to vigorously defend itself in this matter.

     Other than as described above, the Partnership is not subject to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership. However, reference is made to Notes for a discussion of certain claims asserted by Merrill Lynch for indemnification by the Partnership and the General Partner in connection with claims for arbitration filed by certain investors of the Partnership.

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

     4.2. Security Agreement dated as of October 7, 1992 made by Arvida/JMB Partners, L.P., Arvida/JMB Partners, Southeast Florida Holdings, Inc., Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership and Weston Hills Country Club Limited Partnership (as "grantors") in favor of Chemical Bank and Nationsbank of Florida, N.A. (as "lenders") is herein incorporated by reference to Exhibit No. 4.5 of the Partnership's Report on Form 10-Q (File number 0-16976) dated November 11, 1992.

     4.3. Pledge Agreement dated as of October 7, 1992 among Arvida/JMB Partners, L.P., Arvida/JMB Partners, Southeast Florida Holdings, Inc., Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership and Weston Hills Country Club Limited Partnership (as "pledgors") and Chemical Bank and Nationsbank of Florida, N.A. (as "lenders") is herein incorporated by reference to Exhibit No. 4.6 of the Partnership's Report on Form 10-Q (File number 0-16976) dated November 11, 1992.

     4.4.   Various mortgages and other security interests dated October
7, 1992 related to the assets of Arvida/JMB Partners, Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership, Weston Hills Country Club Limited Partnership which secure loans under the Amended and Restated Credit Agreement referred to in Exhibit 4.1 are herein incorporated by reference to Exhibit No. 4.7 of the Partnership's Report on Form 10-Q (File number 0-16976) dated November 11, 1992.

     4.5. $24,000,000 Consolidated Revolving Promissory Note dated January 14, 1994 by and between Arvida Grand Bay Limited Partnership-I, Arvida Grand Bay Limited Partnership-II, Arvida Grand Bay Limited Partnership-III, Arvida Grand Bay Limited Partnership-IV, Arvida Grand Bay Limited Partnership-V, and Arvida Grand Bay Limited Partnership-VI and Barnett Bank of Broward County, N.A. is herein incorporated by reference to
Exhibit 4.7 to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-16976) dated March 25, 1994.

     4.6. Amended and Restated Mortgage and Security Agreement dated January 14, 1994 by and between Arvida Grand Bay Limited Partnership-I, Arvida Grand Bay Limited Partnership-II, Arvida Grand Bay Limited Partnership-III, Arvida Grand Bay Limited Partnership-IV, Arvida Grand Bay Limited Partnership-V, Arvida Grand Bay Limited Partnership-VI and Arvida Grand Bay Properties, Inc. and Barnett Bank of Broward County, N.A. is herein incorporated by reference to Exhibit 4.8 to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-16976) dated March 25, 1994.

     4.7. Construction Loan Agreement dated January 14, 1994 by and between Arvida Grand Bay Limited Partnership-I and Arvida Grand Bay Properties, Inc. and Barnett Bank of Broward County, N.A. is herein incorporated by reference to the Partnership's report for December 31, 1993 on Form 10-K (File No. 0-16976) dated March 25, 1994.

     4.8. Second Amended and Restated Credit Agreement dated November 29, 1994, among Arvida/JMB Partners, L.P., Arvida/JMB Partners, Southeast Florida Holdings, Inc., Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership, Weston Hills Country Club Limited Partnership and Chemical Bank and Nationsbank of Florida, N.A. ***

     4.9. Affirmation and Amendment of Security Documents dated November 29, 1994, among Arvida/JMB Partners, Arvida/JMB Partners, L.P., Southeast Florida Holdings, Inc., Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership, Weston Hills Country Club Limited Partnership and Chemical Bank. ***

     4.10. Modification of Mortgage and Security Agreement and Other loan Documents dated November 29, 1994, among Arvida/JMB Partners, Weston Hills Country Club Limited Partnership and Chemical Bank. ***

     4.11. Modification of First Mortgage and Security Agreement and Other Loan Documents dated November 29, 1994, among Arvida/JMB Partners, Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership and Chemical Bank. ***

     4.12. Credit Agreement extension dated July 28, 1995 made by Arvida/JMB Partners, L.P., Arvida/JMB Partners, Southeast Florida Holdings, Inc., Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership, Weston Hills Country Club Limited Partnership and Chemical Bank is incorporated by reference to the Partnership's Report for June 30, 1995 on Form 10-Q (File No. 0-16976) dated August 9, 1995.

     4.13. Letter Agreement dated January 17, 1996, among Arvida/JMB Partners, L.P., Arvida/JMB Partners, Southeast Florida Holdings, Inc., Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership, Weston Hills Country Club Limited Partnership and Chemical Bank and Nationsbank of Florida, N.A. regarding the release of a certain parcel from the lender's lien is herein incorporated by reference to
Exhibit 4.15 to the Partnership's report for December 31, 1995 on Form 10-K (File No. 0-16976) dated March 25, 1996.

     4.14. Letter Agreement dated March 1, 1996 the sale of the Partnership's interest in the Coto de Caza Joint Venture and the extension of the maturity date of the revolving line of credit facility and the income property term loan is herein incorporated by reference to Exhibit
4.16 to the Partnership's report for December 31, 1995 on Form 10-K (File No. 0-16976) dated March 25, 1996.

     4.15. Letter Agreement dated March 29, 1996 among Arvida/JMB Partners, Arvida/JMB Partners, L.P., Southeast Florida Holdings, Inc., Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership, Weston Hills Country Club Limited Partnership and Chemical Bank and Nationsbank of Florida, N.A. regarding the distribution made to the partners during March 1996 as well as the extension of the maturity date of the revolving line of credit facility and the income property term loan is filed herewith.

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

            ------------------------------

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


                 ARVIDA/JMB PARTNERS, L.P.

                 BY:    Arvida/JMB Managers, Inc.
                        (The General Partner)




                        By:   GAILEN J. HULL
                              Gailen J. Hull, Vice President
                        Date: May 10, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                              GAILEN J. HULL
                              Gailen J. Hull, Principal Accounting Officer
                        Date: May 10, 1996