Form 10-Q
period 1996-06-30
ARVIDA JMB PARTNERS L P
filed 1996-08-14
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C.   20549



                                 FORM 10-Q



                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended June 30, 1996             Commission file #0-16976




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





                             TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements. . . . . . . . . . . . . . . .      3


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations. . . . . . . . . . . . . . . . . . . . .     18




PART II     OTHER INFORMATION


Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . .     22

Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . .     24





PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                            ARVIDA/JMB PARTNERS, L.P.
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                                           CONSOLIDATED BALANCE SHEETS

                                       JUNE 30, 1996 AND DECEMBER 31, 1995

                                                   (UNAUDITED)

                                                     ASSETS
                                                     ------

                                                                                  JUNE 30,      DECEMBER 31,
                                                                                    1996           1995
                                                                               -------------    -----------
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .       $ 12,373,021     20,171,289
Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15,063,087     13,852,395
Trade and other accounts receivable (net of allowance for doubtful accounts of $246,339 at June 30, 1996 and $236,052 at
  December 31, 1995). . . . . . . . . . . . . . . . . . . . . . . . . . .         22,507,620     28,056,262
Mortgages receivable, net . . . . . . . . . . . . . . . . . . . . . . . .          1,299,649      1,994,583
Real estate inventories . . . . . . . . . . . . . . . . . . . . . . . . .        202,482,610    199,372,799
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . . .         77,905,737     71,842,531
Investments in and advances to joint ventures, net. . . . . . . . . . . .          3,606,409     13,955,093
Equity memberships. . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,376,651      7,367,266
Amounts due from affiliates . . . . . . . . . . . . . . . . . . . . . . .            260,050      1,131,697
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . .          8,323,755      8,695,326
                                                                                ------------   ------------

          Total assets. . . . . . . . . . . . . . . . . . . . . . . . . .       $350,198,589    366,439,241
                                                                                ============   ============

                                   LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                   ------------------------------------------

Liabilities:
  Bank overdrafts . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    256,553      3,972,987
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,538,730     22,918,450
  Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         22,391,150     23,825,499
  Accrued expenses and other liabilities. . . . . . . . . . . . . . . . .         15,256,641     12,718,654
  Notes and mortgages payable, net. . . . . . . . . . . . . . . . . . . .         58,081,166     70,338,364
                                                                                ------------   ------------
  Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . . .        116,524,240    133,773,954
                                                                                ------------   ------------


Partners' capital accounts:
  General Partner and Associate Limited Partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . . .             20,000         20,000
    Cumulative net income . . . . . . . . . . . . . . . . . . . . . . . .         35,589,264     34,994,723
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . .        (34,491,274)   (33,912,035)
                                                                                ------------   ------------
                                                                                   1,117,990      1,102,688
                                                                                ------------   ------------
  Limited Partners:
    Capital contributions, net of offering costs. . . . . . . . . . . . .        364,841,815    364,841,815
    Cumulative net income . . . . . . . . . . . . . . . . . . . . . . . .         20,253,732      8,815,556
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . .       (152,539,188)  (142,094,772)
                                                                                ------------   ------------
                                                                                 232,556,359    231,562,599
                                                                                ------------   ------------
          Total partners' capital accounts. . . . . . . . . . . . . . . .        233,674,349    232,665,287
                                                                                ------------   ------------

          Total liabilities and partners' capital . . . . . . . . . . . .       $350,198,589    366,439,241
                                                                                ============   ============

                                   The accompanying notes are an integral part of these consolidated financial statements.





                                            ARVIDA/JMB PARTNERS, L.P.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                   (UNAUDITED)

                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               JUNE 30                       JUNE 30
                                                      --------------------------   --------------------------
                                                          1996           1995          1996           1995
                                                      -----------     ----------   -----------    -----------
Revenues:
  Housing . . . . . . . . . . . . . . . . . . . . .   $50,035,101     55,811,663   100,095,179    100,420,751
  Homesites . . . . . . . . . . . . . . . . . . . .     5,309,248      8,300,198     8,421,248     12,496,614
  Land and property . . . . . . . . . . . . . . . .     1,639,540     13,153,432    14,760,201     25,222,673
  Operating properties. . . . . . . . . . . . . . .     7,257,263      6,801,299    15,574,281     15,206,484
  Brokerage and other operations. . . . . . . . . .     7,797,157      7,949,959    13,789,872     14,734,076
                                                      -----------     ----------   -----------    -----------
        Total revenues. . . . . . . . . . . . . . .    72,038,309     92,016,551   152,640,781    168,080,598
                                                      -----------     ----------   -----------    -----------
Cost of revenues:
  Housing . . . . . . . . . . . . . . . . . . . . .    41,643,771     47,466,697    84,548,911     83,106,773
  Homesites . . . . . . . . . . . . . . . . . . . .     3,703,417      5,459,845     5,944,055      8,122,393
  Land and property . . . . . . . . . . . . . . . .     1,356,631      6,785,455    11,926,747     10,952,116
  Operating properties. . . . . . . . . . . . . . .     7,140,931      6,810,992    14,348,278     14,114,936
  Brokerage and other operations. . . . . . . . . .     7,014,093      6,807,364    12,835,606     13,726,164
                                                      -----------     ----------   -----------    -----------
        Total cost of revenues. . . . . . . . . . .    60,858,843     73,330,353   129,603,597    130,022,382
                                                      -----------     ----------   -----------    -----------
Gross operating profit. . . . . . . . . . . . . . .    11,179,466     18,686,198    23,037,184     38,058,216
Selling, general and administrative expenses. . . .    (4,560,389)    (6,987,196)   (9,786,622)   (12,448,610)
                                                      -----------     ----------   -----------    -----------
        Net operating income. . . . . . . . . . . .     6,619,077     11,699,002    13,250,562     25,609,606

Interest income . . . . . . . . . . . . . . . . . .       369,365        289,419       781,893        611,662
Equity in earnings (losses) of
  unconsolidated ventures . . . . . . . . . . . . .       (83,100)       (34,877)     (116,913)     1,079,185
Interest and real estate taxes, net . . . . . . . .      (933,651)    (1,146,398)   (1,882,825)    (2,313,445)
                                                      -----------     ----------   -----------    -----------
        Income before cumulative effect due
          to change in accounting for
          long-lived assets . . . . . . . . . . . .     5,971,691     10,807,146    12,032,717     24,987,008

        Cumulative effect due to change
          in accounting for long-lived
          assets. . . . . . . . . . . . . . . . . .         --             --            --        (2,200,000)
                                                      -----------     ----------   -----------    -----------

        Net income. . . . . . . . . . . . . . . . .   $ 5,971,691     10,807,146    12,032,717     22,787,008
                                                      ===========     ==========   ===========    ===========

        Net income per Limited
          Partnership Interest. . . . . . . . . . .   $     14.63          26.49         28.31          55.23
                                                      ===========     ==========   ===========    ===========

        Cash distributions per
          Limited Partnership
          Interest. . . . . . . . . . . . . . . . .   $     --             --            25.85          13.49
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




                                            ARVIDA/JMB PARTNERS, L.P.
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                   (UNAUDITED)

                                                                                     1996             1995
                                                                                 ------------     -----------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 12,032,717      22,787,008
Charges (credits) to net income not requiring (providing) cash:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .     2,845,245       2,867,929
  Equity in (earnings) losses of unconsolidated ventures. . . . . . . . . . . .       116,913      (1,079,185)
  Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . . . . .       (10,287)        (18,599)
  Loss (gain) on disposition of property and equipment. . . . . . . . . . . . .        (4,491)     (3,546,130)
  Cumulative effect due to change in accounting for
    long-lived assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --          2,200,000
Changes in:
  Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,210,692)       (688,846)
  Trade and other accounts receivable . . . . . . . . . . . . . . . . . . . . .     5,558,929       5,174,637
  Real estate inventories:
    Additions to real estate inventories. . . . . . . . . . . . . . . . . . . .  (100,808,186)   (106,304,017)
    Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   102,419,713     102,181,282
    Capitalized interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2,835,956)     (4,270,301)
    Capitalized real estate taxes . . . . . . . . . . . . . . . . . . . . . . .    (1,885,382)     (2,185,688)
  Equity memberships. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       990,615         832,461
  Amounts due from affiliates . . . . . . . . . . . . . . . . . . . . . . . . .       871,647         524,556
  Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . . . .       194,800        (254,512)
  Accounts payable, accrued expenses and other liabilities. . . . . . . . . . .       117,718       1,020,039
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . .         --            203,956
  Deposits and unearned income. . . . . . . . . . . . . . . . . . . . . . . . .    (1,434,349)     (1,337,477)
                                                                                 ------------     -----------

          Net cash provided by operating activities . . . . . . . . . . . . . .    16,958,954      18,107,113
                                                                                 ------------     -----------
Cash flows from investing activities:
  Mortgages receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       694,934          95,861
  Acquisitions of property and equipment. . . . . . . . . . . . . . . . . . . .    (8,747,952)     (6,768,965)
  Proceeds from sales and disposals of property and equipment . . . . . . . . .        20,763       7,000,000
  Joint venture distributions (contributions), net. . . . . . . . . . . . . . .        (7,276)         69,624
  Payments from (advances to) joint ventures. . . . . . . . . . . . . . . . . .     4,168,156         (50,673)
  Proceeds from sales and disposal of joint venture interest. . . . . . . . . .     6,111,440           --
                                                                                 ------------     -----------
          Net cash provided by investing activities . . . . . . . . . . . . . .     2,240,065         345,847
                                                                                 ------------     -----------
Cash flows from financing activities:
  Proceeds from notes and mortgages payable . . . . . . . . . . . . . . . . . .    27,871,363      30,811,115
  Payments of notes and mortgages payable . . . . . . . . . . . . . . . . . . .   (40,128,561)    (59,327,897)
  Distributions to General Partner and Associate Limited Partners . . . . . . .      (579,239)       (302,689)
  Distributions to Limited Partners . . . . . . . . . . . . . . . . . . . . . .   (10,444,416)     (5,448,464)
  Bank overdrafts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,716,434)          --
                                                                                 ------------     -----------
          Net cash used in financing activities . . . . . . . . . . . . . . . .   (26,997,287)    (34,267,935)
                                                                                 ------------     -----------
Decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .    (7,798,268)    (15,814,975)

Cash and cash equivalents, beginning of year. . . . . . . . . . . . . . . . . .    20,171,289      22,024,390
                                                                                 ------------     -----------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . . .  $ 12,373,021       6,209,415
                                                                                 ============     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest, net of amounts capitalized . . . .  $     33,939           9,690
                                                                                 ============     ===========
  Non-cash investing and financing activities:
    Distribution of land from joint venture . . . . . . . . . . . . . . . . . .  $      --            717,472
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




                         ARVIDA/JMB PARTNERS, L.P.
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1996 AND 1995

                                (UNAUDITED)

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1995, which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 1995 Annual Report.

GENERAL

     Capitalized Interest and Real Estate Taxes

     Interest, including the amortization of loan fees, of $2,835,956 and $4,388,425 were incurred for the six months ended June 30, 1996 and 1995, respectively, of which $2,835,956 and $4,270,301 was capitalized, respectively. The decrease in interest incurred for the six months ended June 30, 1996 as compared to the same period in 1995 is due to a decrease in the average amount of borrowings outstanding during the period. Interest payments, including amounts capitalized, of $2,869,895 and $4,279,991 were made during the six months ended June 30, 1996 and 1995, respectively. Interest, including the amortization of loan fees, of $1,357,841 and $2,015,648 was incurred for the three months ended June 30, 1996 and 1995, respectively, of which $1,357,841 and $1,905,919 was capitalized, respectively. Interest payments of $1,278,892 and $1,951,305 were made during the three months ended June 30, 1996 and 1995, respectively.

     Real estate taxes of $3,768,207 and $4,381,009 were incurred for the six months ended June 30, 1996 and 1995, respectively, of which $1,885,382 and $2,185,688 were capitalized, respectively. Real estate tax payments of $211,665 and $375,005 were made during the six months ended June 30, 1996 and 1995, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partner-ship's club facilities and other operating properties as these taxes are included in cost of revenues for operating properties. Real estate taxes of $1,891,107 and $2,147,198 were incurred for the three months ended June 30, 1996 and 1995, respectively, of which $957,456 and $1,110,529 was capitalized, respectively. Real estate tax payments of $175,176 and $278,273 were made during the three months ended June 30, 1996 and 1995, respectively.

     Property and Equipment and Other Assets

     Depreciation expense of $2,668,474 and $2,554,041 was incurred for the six months ended June 30, 1996 and 1995, respectively. Amortization of other assets, excluding loan fees, of $26,038 and $89,334 was incurred for the six months ended June 30, 1996 and 1995. Amortization of loan fees, which is included in interest expense, of $150,733 and $224,554 was incurred for the six months ended June 30, 1996 and 1995, respectively. Depreciation expense of $1,341,734 and $1,288,270 was incurred for the three months ended June 30, 1996 and 1995, respectively. Amortization of other assets, excluding loan fees, of $14,107 and $43,191 was incurred for the three months ended June 30, 1996 and 1995, respectively. Amortization of loan fees, which is included interest expense, of $77,508 and $84,777 was incurred for the three months ended June 30, 1996 and 1995, respectively.

     Partnership Records

     During March 1996, the Partnership made a distribution for 1995 of $10,419,160 to its Limited Partners ($25.79 per Interest) and $578,835 to the General Partner and Associate Limited Partners, collectively. In addition, during March 1996, the Partnership remitted each Limited Partner's share of a North Carolina non-resident withholding tax on behalf of each of the Limited Partners. Such payment, which totalled $25,256 (approximately $.06 per Interest), was deemed a distribution to the Limited Partners. Distributions totalling $1,636 were also paid during March 1996 and July 1996 on behalf of the General Partner, Associate Limited Partners and a certain Limited Partner, collectively, a portion of which was also remitted to the North Carolina tax authorities on their behalf. These distributions are the primary cause for the decrease in cash and cash equivalents at June 30, 1996 as compared to December 31, 1995.

     Reclassifications

     Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

NOTES AND MORTGAGES PAYABLE

     At June 30, 1996, the Partnership's credit facility consists of a term loan in the original amount of $85,252,520, a revolving line of credit facility up to $20 million, an income property term loan in the original amount of $18,233,326 and a $15 million letter of credit facility. For the six month period ended June 30, 1996, the effective interest rate for the combined term loan, income property term loan and revolving line of credit facility was approximately 8.2% per annum.

     Under the term loan agreement, the Partnership made scheduled principal payments of $10 million in March 1994, February 1995 and February 1996 and $5 million principal payments in July 1995 and July 1996. The term loan agreement also provides for additional principal repayments based upon a specified percentage of available cash flow and upon the sale of certain assets. The Partnership's lender waived the requirement for principal payments based upon a specified percentage of available cash flow for the year ended December 31, 1995. During the six month period ended June 30, 1996, the Partnership made additional term loan payments based upon the sale of certain assets totalling approximately $6.2 million. Included in the $6.2 million is a $2 million principal paydown made from a portion of the proceeds from the sale of the Partnership's 20% joint venture interest in Coto de Caza. The remaining balance outstanding on the term loan is due in July 1997. Under the income property term loan, principal payments of $0.1 million are required to be paid monthly until maturity. The income property term loan and the revolving line of credit were scheduled to mature in March 1996 and December 1995, respectively. During March 1996, the Partnership's lenders reached an agreement with each other whereby one of the lenders purchased the other's participating interest in the Partnership's credit facilities. In addition, during March 1996, the successor lender agreed to renew the Partnership's revolving line of credit, income property term loan and letter of credit facility through July 1997. At June 30, 1996, all of the term loan proceeds had been borrowed with a remaining balance outstanding of $16,281,621. The balances outstanding on the revolving line of credit facility, the income property term loan and the letter of credit facility at June 30, 1996 are $0, $12,166,746 and $9,105,373, respectively.

     During April 1996, the Partnership refinanced the loan on its retail property located in its Weston Community with a different lender. The outstanding principal balance on such loan of approximately $8.1 million is included in Notes and mortgages payable at June 30, 1996. In addition, $3.0 million of subordinated debt attributable to the Cullasaja Joint Venture is included in Notes and mortgages payable at June 30, 1996.

     The Partnership also has a $24.0 million revolving construction line of credit for the buildings and certain amenities within the Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay. This line of credit currently bears interest at the lender's prime rate (8.25% at June 30, 1996) plus 1/2% per annum and matures in January 1997. At June 30, 1996, approximately $13.2 million was outstanding under this line of credit. The Partnership currently anticipates that this amount will be repaid with proceeds from the sale of condominium units.

     During January 1996, the Partnership executed a note for a $7.5 million construction loan for the construction and development of a second retail shopping center located in its Weston Community. This note currently bears interest at the lender's prime rate (8.25% at June 30, 1996) plus 1/2% per annum and matures in July 1997. At June 30, 1996, approximately $2.8 million was outstanding under this loan. The proceeds from such loan have been and are expected to continue to be the primary source of the estimated funds required for the completion of the shopping center. The construction and development of this project is the primary cause for the increase in Property and equipment on the accompanying Consolidated Balance Sheets at June 30, 1996 as compared to December 31, 1995. The construction of the shopping center is expected to be completed by December 31, 1996.

     On July 29, 1996, the Partnership entered into a letter agreement with an unaffiliated third party, BSS Capital II, L.L.C. ("BSS"), pursuant to which the Partnership and BSS agreed to negotiate within ten business days a commitment setting forth the principal terms, covenants and conditions for a debt recapitalization of approximately $160 million, consisting of secured senior and secured mezzanine tranches. On August 7, 1996, the Partnership and BSS agreed to extend the period in which they agreed to negotiate a commitment for a debt recapitalization from ten business days to fifteen business days. The financing, if accomplished, would achieve, among other things, a refinancing of the Partnership's existing financing arrangements (other than certain project related financing) and, together with certain additional project financing, would enable the Partnership to make a distribution to the Limited Partners of between $350 and $400 per Interest. The letter agreement also provides for an exclusive period during which the Partnership would not pursue or negotiate any other offers for similar portfolio financings or debt recapitalizations. The Partnership will be required to pay a break-up fee ranging from $2.4 million to $4.4 million if the Partnership enters into a similar financing with another third party within 90 days. The letter agreement also provides for indemnification of BSS, its affiliates and representatives against certain third party claims as a result of or in connection with the letter agreement or the transactions contemplated thereby. The letter agreement also provides that BSS is under no obligation to issue a commitment and that the Partnership is under no obligation to accept one. Even if a commitment for such financing were to be acceptable to the Partnership, the closing of such a financing transaction would be subject to the satisfaction of various conditions and there can be no assurance that such a financing transaction will be accomplished. If such financing transaction is accomplished, the Partnership would be highly leveraged and any future cash distributions would be dependent on the ability of the Partnership to service the debt incurred by the Partnership in connection with such financing.

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

     During March 1996, the Partnership closed on the sale of its 20% joint venture interest in Coco de Caza, including the related promissory note for advances previously made to the joint venture, to unaffiliated third parties for a sales price of $12 million. This transaction is reflected in Land and property revenues for the six months ended June 30, 1996 on the accompanying Consolidated Statements of Operations and is the primary cause for the decrease in Investments in and advances to joint ventures on the accompanying Consolidated Balance Sheets at June 30, 1996 as compared to December 31, 1995.

TRANSACTIONS WITH AFFILIATES

     The Partnership, subject to certain limitations, may engage affiliates of the General Partner for property management, insurance and certain other administrative services to be performed in connection with the administration of the Partnership and its assets. The total of such costs for the six months ended June 30, 1996 was approximately $94,100, all of which was paid as of June 30, 1996. The total of such costs for the six months ended June 30, 1995 was approximately $282,100. In addition, the General Partner and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Partnership and the operation of the Partnership's properties. Such costs were approximately $50,600 for the six months ended June 30, 1996, all of which were paid as of June 30, 1996.

     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the six month period ended June 30, 1996, the amount of such costs incurred by the Partnership on behalf of these affiliates totalled approximately $110,200. At June 30, 1996, approximately $46,000 was owed to the Partnership, of which approximately $38,700 was received as of August 2, 1996. For the six month period ended June 30, 1995, the Partnership was entitled to reimbursements of approximately $322,300.

     The Partnership and Arvida/JMB Partners, L.P.-II (a publicly-held limited partnership affiliated with the General Partner) each employ project related and administrative personnel who perform services on behalf of both partnerships. In addition, certain out-of-pocket expenditures related to such services and other general and administrative costs are incurred and charged to each partnership as appropriate. The Partnership receives reimbursements from or reimburses Arvida/JMB Partners, L.P.-II for such costs (including salary and salary-related costs). For the six month periods ended June 30, 1996 and 1995, the Partnership was entitled to receive approximately $1,178,900 and $1,403,000, respectively, from Arvida/JMB Partners, L.P.-II. At June 30, 1996, approximately $205,500 was owed to the Partnership, all of which was received as of August 2, 1996.
In addition, for the six month periods ended June 30, 1996 and 1995, the Partnership was obligated to reimburse Arvida/JMB Partners, L.P.-II approximately $113,700 and $97,300, respectively. At June 30, 1996, approximately $16,300 was unpaid, all of which was paid as of August 2, 1996.

     Arvida Company ("Arvida"), pursuant to an agreement with the Partnership, provides development, construction, management and other personnel and services to the Partnership for all of its projects and operations. Pursuant to such agreement, the Partnership reimburses Arvida for all of its salary and salary-related costs incurred in connection with work performed on behalf of the Partnership, subject to certain limitations. The total of such costs for the six month periods ended June 30, 1996 and 1995 were approximately $3,568,300 and $3,474,100, respectively. At June 30, 1996, approximately $7,000 was unpaid, all of which was paid as of August 2, 1996.

     The Partnership pays for certain general and administrative costs on behalf of its equity clubs, homeowners associations and maintenance associations. The Partnership receives reimbursements from these entities for such costs. For the six month periods ended June 30, 1996 and 1995, the Partnership was entitled to receive approximately $555,900 and $157,000, respectively, from these entities. At June 30, 1996, approximately $286,300 was owed to the Partnership, of which approximately $83,900 was received as of August 2, 1996. In addition, the Partnership owes its equity clubs for certain costs incurred by the clubs which are obligations of the Partnership. For the six month period ended
June 30, 1996, the Partnership was obligated to reimburse its equity clubs approximately $9,200. At June 30, 1996, approximately $20,100 was unpaid (including amounts owed from previous periods), of which approximately $2,400 was paid as of August 2, 1996.

     The Partnership also funds operating deficits of its equity clubs, as required or deemed necessary. Such amounts are expensed by the Partnership, but may be reimbursed by these clubs from future cash flow. At June 30, 1996, the Partnership owed approximately $265,700 for such funding, none of which was paid as of August 2, 1996.

     The Partnership periodically incurs salary and salary-related costs on behalf of an affiliate of the General Partner of the Partnership. The Partnership was entitled to receive approximately $0 and $380,600 for such costs for the six months ended June 30, 1996 and 1995, respectively, of which approximately $31,400 was owed to the Partnership at June 30, 1996 and August 2, 1996.

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

COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under standby letters of credit and performance bonds for approximately $9,105,400 and $4,082,700, respectively, at June 30, 1996. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable under bonds for approximately $1,020,000 at June 30, 1996.

     On June 24, 1996, a lawsuit entitled Irvin Weiss v. Arvida/JMB Managers, Inc., Neil G. Bluhm, Lehman Brothers Inc. and Arvida/JMB Partners, L.P. ("Weiss action") was filed in the County Department, Chancery Division of the Circuit Court of Cook County, Illinois. This lawsuit is a purported class action lawsuit on behalf of Irvin Weiss and all other holders of Interests to bar (i) the General Partner and Mr. Bluhm from taking any action to chill tender offers from non-affiliates, (ii) the officers, directors and shareholders of the defendants from participating in any special committee on tender offers, (iii) Lehman Brothers Inc. from advising any such special committee, and (iv) defendants and their affiliates from making tender offers. The complaint alleges, inter alia, that the General Partner and Mr. Bluhm breached their fiduciary duty owed plaintiff and members of the purported class by chilling tender offers for Interests by non-affiliates, failing to provide non-affiliated offerors with information and stifling competition for such interests, and that Lehman Brothers Inc. participated in such breaches of fiduciary duty by colluding with them. In addition to seeking the relief described above, plaintiff seeks such other and further relief as the Court may deem just and proper and the award of attorneys' fees and costs. The General Partner for itself and acting for the Partnership believes this action is groundless and has no merit, and intends to vigorously defend this lawsuit.

     A complaint was filed in the County Department, Chancery Division of the Circuit Court of Cook County, Illinois on July 1, 1996, and amended on July 8, 1996, in the matter of Jack M. Carlstrom and Lynn M. Carlstrom v. Arvida/JMB Managers, Inc., Neil G. Bluhm, Walton Street Capital Acquisition Co. III, L.L.C., Whitehall Street Real Estate Limited Partnership VII, Lehman Brothers Inc. and Arvida/JMB Partners, L.P. ("Carlstrom action"). This complaint, as amended, is brought derivatively on behalf of the Partnership and individually on behalf of Jack M. Carlstrom and Lynn M. Carlstrom and a purported class of all other holders of Interests (excluding current or former management or affiliates of the General Partner) and seeks to compel defendants to foster bidding for control of the Partnership and to bar (i) the General Partner and Mr. Bluhm from taking any action to chill tender offers from non-affiliates, (ii) the officers, directors and shareholders of the defendants from participating in any special committee on tender offers, (iii) Lehman Brothers Inc. from advising any such special committee, and (iv) defendants and their affiliates from making tender offers (including enjoining tender offers by controlling persons and affiliates of the General Partner). The complaint, as amended, alleges, inter alia, that the General Partner breached its fiduciary duty owed plaintiffs and members of the purported class by tilting the playing field in favor of itself and against potential bidders for the Partnership, preferring the "General Partner's" tender offer over those of other bidders, failing to disclose non-public information to other bidders to prevent them from making competing offers, discouraging a fair bidding contest and entrenching the defendants, and that Whitehall Street Real Estate Limited Partnership VII and Lehman Brothers Inc. participated in such breaches of fiduciary duty. In addition to seeking the relief described above, plaintiffs on behalf of themselves and members of the purported class seek damages in a sum to be determined at trial, such other and further relief as the Court may deem just and proper and the award of attorneys' fees and costs. The General Partner for itself and acting for the Partnership believes this action is groundless and has no merit, and intends to vigorously defend this lawsuit.

     The Weiss action and the Carlstrom action have been consolidated by court order and are being heard and administrated by a single judge. The General Partner has filed motions to dismiss each action. The motions are currently being briefed and are set for hearing on August 28, 1996.

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

     Currently, the Partnership is involved in three subrogation lawsuits. On April 19, 1993, a subrogation claim entitled Village Homes at Country Walk Master Maintenance Association, Inc. v. Arvida Corporation et al., was filed in the 11th Judicial Circuit for Dade County. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). In this suit, as amended, plaintiffs seek to recover damages and pre- and post-judgment interest in connection with $10,873,000 American Reliance has allegedly paid, plus amounts it may have to pay in the future, to the condominium association at Country Walk in the wake of Hurricane Andrew. Disney is also a defendant in this suit. The Partnership believes that the amount of this claim that allegedly relates to units it built and sold is approximately $3,600,000. Plaintiffs also seek a declaratory judgement seeking to hold the Partnership and other defendants responsible for amounts American Reliance must pay in the future to its insured as additional damages beyond the $10,873,000 previously paid. The Partnership has filed motions directed to the complaint, as amended, and the litigation is in the discovery stage. The Partnership intends to vigorously defend itself. On or about May 10, 1996, a subrogation claim entitled Juarez et al. v. Arvida Corporation et al. was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). In this suit, plaintiffs seek to recover damages, pre-and post-judgment interest, costs and any other relief the Court may deem just and proper in connection with $3,200,000 American Reliance allegedly paid on specified claims at Country Walk in the wake of Hurricane Andrew. Disney is also a defendant in this suit. The Partnership believes that the amount of this claim that allegedly relates to units it sold is approximately $350,000. The Partnership intends to defend itself vigorously in this matter. The Partnership is also involved in a subrogation action brought by the Insurance Company of North America ("INA") arising out of a claim that INA allegedly paid on a single home in Country Walk. The Partnership has settled this claim in principle with the settlement being funded by the Partnership's insurance carrier. The Metropolitan Property and Casualty Company has advised the Partnership of its intent to file a subrogation action allegedly in connection with an unspecified number of Arvida-built homes. The Partnership could be named in other subrogation actions, and in such event, the Partnership intends to vigorously defend itself in such actions.

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

     On or about October 16, 1995, a lawsuit was filed against the Partnership and others in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida, and amended on or about February 20, 1996, entitled Council of Villages, Inc. et al v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida/JMB Partners, Ltd., Broken Sound Club, Inc., and Country Club Maintenance Association, Inc. The multi-count complaint, as amended, is brought as a class action, and individually, on behalf of various residents of the Broken Sound Community, and alleges that defendants engaged in various acts of misconduct in, among other things, the establishment, operation, management and marketing of the Broken Sound golf course and recreational facilities, as well as the alleged improper failure to turn over such facilities to the Broken Sound homeowners on a timely basis. Plaintiffs seek, through various theories, including but not limited to breach of ordinance, breach of fiduciary duty, fraud, unjust enrichment and civil theft, damages in excess of $45 million, the appointment of a receiver for the Broken Sound Club, other unspecified compensatory damages, the right to seek punitive damages, treble damages, prejudgment interest, attorneys' fees and costs. The Partnership believes that the lawsuit is without merit and intends to vigorously defend itself in this matter.

     On or about July 30, 1996, Savoy v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida/JMB Partners, Ltd., and Broken Sound Club, Inc. was filed against the Partnership and others in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida. The lawsuit is filed as a three-count complaint for dissolution of the Broken Sound Club, Inc. ("Club"), and seeks, among other things, the appointment of a custodian or receiver for the Club, a determination that certain acts be deemed wrongful, the return to the Club of in excess of $2.5 million in alleged "operating profits", an injunction against the charging of certain dues, an injunction requiring the Club to produce certain financial statements, and such other relief as the Court deems just, fair and proper.

The Partnership believes the lawsuit is without merit and intends to vigorously defend itself.

     The Partnership owns a 50% joint venture interest in 31 commercial/ industrial acres in Pompano Beach, Florida, which is encumbered by a mortgage loan in the principal amount of approximately $4 million at December 31, 1995. During April 1992, as a result of the Partnership's previous determination that the development of the land was no longer economically profitable, the Partnership and its joint venture partner each tendered payment in the amount of approximately $3.1 million to the lender for their respective shares of the guarantee payment required under the loan agreement and certain other holding costs, the majority of which reduced the outstanding mortgage loan to its current balance. The venture also intended at that time to convey title to the property to the lender; however, such conveyance is pending until resolution of certain general development obligations of the venture as well as certain environmental issues. The Partnership had been negotiating with the lender regarding the
scope of the development work required to be done.   Negotiations with the
lender were unsuccessful. On January 6, 1995, the lender filed a lawsuit entitled Bankers Trust Company v. Arvida/JMB Partners, L.P., Pompano Realty, Ltd., Arvida Pompano Associates Joint Venture, Arvida/JMB Managers, Inc. and Pompano Realty, Inc., in the Circuit Court of the Seventeenth Judicial Circuit, in and for Broward County, Florida. In the lawsuit, as amended, the lender asserts, among other things, that the mortgage loan is with recourse to the joint venture partners as a result of the partners' failure to perform in accordance with the terms of the loan agreement. The lender is demanding payment of the outstanding loan balance plus interest thereon. The Partnership believes this claim is without merit and is vigorously defending the lawsuit.

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


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     The Partnership adopted the Financial Accounting Standard's Board's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective January 1, 1995. As a result, an impairment loss of $2.2 million was recorded to the carrying value of its Cullasaja Community located near Highlands, North Carolina. As a result of this adjustment, Cullasaja's carrying value is recorded at approximately $7.4 million and $7.1 million at June 30, 1996 and December 31, 1995, respectively.

ADJUSTMENTS

     In the opinion of the General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of June 30, 1996 and December 31, 1995 and for the three and six months ended June 30, 1996 and 1995.




PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements ("Notes") contained in this report for additional information concerning certain of the Partnership's investments.

     At June 30, 1996 and December 31, 1995, the Partnership had cash and cash equivalents of approximately $12,373,000 and $20,171,000, respectively. The decrease in cash and cash equivalents at June 30, 1996 as compared to December 31, 1995 is due primarily to required debt service payments as well as distributions to partners of approximately $11 million made in March 1996. Bank overdrafts, which represent checks in transit, of approximately $256,600 and $3,973,000 at June 30, 1996 and December 31, 1995, respectively, were repaid from cash on hand during July 1996 and January 1996, respectively.

     During June and July of 1996, the Limited Partners received several unsolicited offers to purchase their Interests in the Partnership. The General Partner of the Partnership established a special committee (the "Special Committee") consisting of five of the six directors of the General Partner to review such offers and make a recommendation to the Limited Partners with respect to the offers. In addition, the Partnership engaged Lehman Brothers, Inc. as a financial advisor to assist the Special Committee in evaluating and responding to the offers as well as independent counsel to advise the Special Committee in connection with the offers. The Special Committee directed Lehman Brothers, Inc. to render (a) its estimate of the present discounted value ("Estimated Liquidation Value") of an Interest based on the assumption that the Partnership commences an orderly liquidation in October 1997 and completes that liquidation by October 2002 and (b) its opinion as to the adequacy, from a financial point of view to the holders of Interests as a class, of the consideration offered in any offer to acquire Interests, as compared to the Estimated Liquidation Value.

(Lehman was not requested to, and did not, render any opinion as to the adequacy, from a financial point of view, of the consideration offered in any of the offers to any particular Interest holder who has immediate need or desire for liquidity or any particular Interest holder who anticipates a need for liquidity prior to October 2002.) Lehman Brothers Inc. arrived at an Estimated Liquidation Value as of July 2, 1996 ranging from $565 to $610 per Interest. Following receipt of the Estimated Liquidation Value, the Special Committee determined that the Limited Partners who have the expectation of retaining their Interests through an anticipated orderly liquidation of the Partnership's assets by October 2002 and who have no current or anticipated need for liquidity reject the offers received to date (which are discussed below) as they were inadequate and not in the best interests of such Limited Partners. The Special Committee recommended that such Limited Partners reject these offers and not tender their Interests pursuant to these offers. With respect to all other Limited Partners, the Special Committee expressed no opinion and remained neutral with respect to these offers.

     One offer for Interests in the Partnership was made by Raleigh Capital Associates L.P. ("Raleigh"). Raleigh's offer was for up to 185,000 Interests which represents approximately 46% of the outstanding Interests. Raleigh's offer had a final price of $461 per Interest and expired on August 1, 1996. Raleigh has reported that it acquired a total of 79,696 Interests which represents approximately 19.7% of the total outstanding Interests.

     The other offer was made by Walton Street Capital Acquisition Co. III, L.L.C. ("Walton") for up to 185,840 Interests which represents approximately 46% of the outstanding Interests. Walton is offering a price of $461 per Interest. Walton's offer is currently scheduled to expire on August 15, 1996. Walton has entered into a confidentiality agreement with the Partnership pursuant to which Walton is entitled to review certain non-public information concerning the Partnership and, in return, Walton agreed, among other things, to treat such information as confidential in accordance with the terms of such agreement, and to take or abstain from taking certain actions, including agreeing that for a period of two years from the date of such agreement not to acquire any Interests other than pursuant to an offer made in compliance with the requirements of Regulations 14D and 14E of the Securities Exchange Act of 1934. Walton is an affiliate of Neil G. Bluhm who is a director and the President of the General Partner of the Partnership. Mr. Bluhm is not a member of the Special Committee and has not been involved in responses made on behalf of the Partnership relating to tender offers.

     Separately, the Partnership has entered into additional confidentiality agreements with other third parties. Such agreements entitle such parties to receive certain non-public information concerning the Partnership solely for use in connection with their consideration of making a tender offer for Interests. There can be no assurance as to whether any such other offer will subsequently be amended, withdrawn or consummated. The Partnership began incurring significant expenditures in connection with these tender offers during the third quarter of 1996 and may incur additional costs in the future.

     On July 29, 1996, the Partnership entered into a letter agreement with an unaffiliated third party, BSS Capital II, L.L.C. ("BSS"), pursuant to which the Partnership and BSS agreed to negotiate within ten business days a commitment setting forth the principal terms, covenants and conditions for a debt recapitalization of approximately $160 million, consisting of secured senior and secured mezzanine tranches. On August 7, 1996, the Partnership and BSS agreed to extend the period in which they agreed to negotiate a commitment for a debt recapitalization from ten business days to fifteen business days. The financing, if accomplished, would achieve, among other things, a refinancing of the Partnership's existing financing arrangements (other than certain project related financing) and, together with certain additional project financing, would enable the Partnership to make a distribution to the Limited Partners of between $350 and $400 per Interest. The letter agreement also provides for an exclusive period during which the Partnership would not pursue or negotiate any other offers for similar portfolio financings or debt recapitalizations. The Partnership will be required to pay a break-up fee ranging from $2.4 million to $4.4 million if the Partnership enters into a similar financing with another third party within 90 days. The letter agreement also provides for indemnification of BSS, its affiliates and representatives against certain third party claims as a result of or in connection with the letter agreement or the transactions contemplated thereby. The letter agreement also provides that BSS is under no obligation to issue a commitment and that the Partnership is under no obligation to accept one. Even if a commitment for such financing were to be acceptable to the Partnership, the closing of such a financing transaction would be subject to the satisfaction of various conditions and there can be no assurance that such a financing transaction will be accomplished. If such financing transaction is accomplished, the Partnership would be highly leveraged and any future cash distributions would be dependent on the ability of the Partnership to service the debt incurred by the Partnership in connection with such financing.

RESULTS OF OPERATIONS

     The results of operations for the three and six months ended June 30, 1996 are primarily attributable to the development and sale or operation of the Partnership's assets.

     For the three months ended June 30, 1996, the Partnership (including its consolidated ventures and its unconsolidated ventures accounted for under the equity method) closed on the sale of 271 housing units, 70 homesite lots and approximately three acres of developed land. This compares to closings in the second quarter of 1995 of 309 housing units, 120 homesite lots, approximately 127 acres of undeveloped land as well as an office building located in downtown Boca Raton, Florida, known as Mizner Place. Outstanding contracts ("backlog") as of June 30, 1996 were for 823 housing units, 52 homesites and approximately 33 acres of developed and undeveloped land tracts. This compares to a backlog as of June 30, 1995 of 987 housing units, 77 homesites and approximately 10 acres of developed and undeveloped land tracts.

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

     Housing revenues for the six months ended June 30, 1996 were generated from 526 unit closings as compared to 592 unit closings during the same period in 1995. The decrease in unit closings is due primarily to a reduction in the number of townhomes closed in the Weston Community as compared to 1995, as well as decreased closings at Sawgrass Country Club which is expected to close-out in 1996. In addition, there were no units closed at Broken Sound in 1996 as that Community closed-out in 1995. Despite this closing variance, revenues for the six months ended June 30, 1996 were consistent with revenues for the same period in 1995 due to an increase in the amount of revenues recognized under the percentage of completion method at Arvida's Grand Bay, and closings of higher priced products in the Partnership's Weston Community. In addition, the Partnership generated more closings and revenues at its Water's Edge and Dockside Communities in Atlanta due to the introduction of several new housing products in 1995 which had their initial closings in 1996. The decrease in housing revenues for the three months ended June 30, 1996 as compared to the same period in 1995 is due to a decrease in the number of units closed during the second quarter at Weston and the substantial close-out of the Sawgrass Country Club Community.

     The decrease in homesite revenues for the three and six months ended June 30, 1996 as compared to the same periods in 1995 is due primarily to fewer lot closings in the Partnership's Weston Community. This decrease is due to the near close-out of several of the lower-priced products at Weston as well as a slow down in sales of higher-priced products. Also contributing to the decrease in homesite revenues for the three and six month periods ended June 30, 1996 as compared to 1995 are reduced lot closings in River Hills, Dockside and Sawgrass Country Club due to the close-out of certain products within these Communities. The decrease in the gross operating profit margin from homesite activities for the three and six months ended June 30, 1996 as compared to the same period in 1995 is due to certain development adjustments made to cost of sales in 1995 to reduce development cost estimates for certain projects which were nearing completion.

     The decrease in land and property revenues for the three and six months ended June 30, 1996 as compared to the same periods in 1995 is due to closings in 1995 of approximately 67 acres of undeveloped commercial land parcels in Palm Beach Country, Florida, the sale of the Partnership's cable operation in its Broken Sound Community and the sale of the Mizner Place office building in Boca Raton, Florida. Revenues for 1995 also include proceeds from the sale of equity club memberships, and the sale of approximately 82 acres of undeveloped land located in Sarasota, Florida, which was distributed to the Partnership by one of the joint ventures in which the Partnership has an interest. Revenues for 1996 were generated primarily from the sale for $12 million in March 1996 of the Partnership's 20% joint venture interest in Coto de Caza as well as the related promissory note for advances previously made to the joint venture.
Revenues for 1996 also include proceeds from the sales of equity club memberships and revenues generated from the closing of an approximate three acre developed commercial parcel in Weston. The decrease in the gross operating profit margin from land and property sales for the three and six months ended June 30, 1996 as compared to the same periods in 1995 is due to the lower cost basis of the sales generated in 1995.

     The decrease in revenues from brokerage and other operations for the three and six months ended June 30, 1996 as compared to the same periods in 1995 is due primarily to a lower volume of resale activity generated in Palm Beach County, Florida, as well as a decrease in the number of builder units closed within the Partnership's Communities.

     The increase in operating properties revenues for the three and six month periods ended June 30, 1996 as compared to the same periods in 1995 is due primarily to an increase in dues charged at the Partnership's Weston Hills and River Hills Country Clubs. The increase also resulted from an increase in the number of members at River Hills Country Club. These favorable variances are partially offset by decreased revenues as a result of the sale of the Mizner Place office building in May 1995, as well as the May 1996 closing of a restaurant owned by the Partnership and located in its Weston Community.

     The decrease in selling, general and administrative expenses for the three and six month periods ended June 30, 1996 is due primarily to decreased insurance costs, legal fees and consulting fees. The favorable variance is also the result of a reduction in marketing costs incurred at the River Hills and Sawgrass Country Club Communities, as well as at Arvida's Grand Bay.

     The increase in interest income for the three and six month periods ended June 30, 1996 as compared to the same periods in 1995 is due to an increase in the average balances invested in interest bearing accounts during 1996.

     The decrease in equity in earnings of unconsolidated ventures for the six months ended June 30, 1996 as compared to the same period in 1995 resulted from the Partnership recording its share of income generated from a land sale by the commercial joint venture located in Ocala, Florida during the first quarter of 1995. No land sales were generated by the unconsolidated joint ventures in which the Partnership holds interests during 1996.

     Interest and real estate taxes decreased for the three and six month periods ended June 30, 1996 as compared to the same periods in 1995 due primarily to a reduction in real estate taxes incurred.

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


PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     Reference is made to the Commitments and Contingencies Section of Notes for a detailed discussion regarding certain lawsuits which allegedly in part arose out of or related to Hurricane Andrew, which on August 24, 1992 resulted in damage to a former community development known as Country Walk.
0
     On June 24, 1996, a lawsuit entitled Irvin Weiss v. Arvida/JMB Managers, Inc., Neil G. Bluhm, Lehman Brothers Inc. and Arvida/JMB Partners, L.P. ("Weiss action") was filed in the County Department, Chancery Division of the Circuit Court of Cook County, Illinois. This lawsuit is a purported class action lawsuit on behalf of Irvin Weiss and all other holders of Interests to bar (i) the General Partner and Mr. Bluhm from taking any action to chill tender offers from non-affiliates, (ii) the officers, directors and shareholders of the defendants from participating in any special committee on tender offers, (iii) Lehman Brothers Inc. from advising any such special committee, and (iv) defendants and their affiliates from making tender offers. The complaint alleges, inter alia, that the General Partner and Mr. Bluhm breached their fiduciary duty owed plaintiff and members of the purported class by chilling tender offers for Interests by non-affiliates, failing to provide non-affiliated offerors with information and stifling competition for such interests, and that Lehman Brothers Inc. participated in such breaches of fiduciary duty by colluding with them. In addition to seeking the relief described above, plaintiff seeks such other and further relief as the Court may deem just and proper and the award of attorneys' fees and costs. The General Partner for itself and acting for the Partnership believes this action is groundless and has no merit, and intends to vigorously defend this lawsuit.

     A complaint was filed in the County Department, Chancery Division of the Circuit Court of Cook County, Illinois on July 1, 1996, and amended on July 8, 1996, in the matter of Jack M. Carlstrom and Lynn M. Carlstrom v. Arvida/JMB Managers, Inc., Neil G. Bluhm, Walton Street Capital Acquisition Co. III, L.L.C., Whitehall Street Real Estate Limited Partnership VII, Lehman Brothers Inc. and Arvida/JMB Partners, L.P. ("Carlstrom action"). This complaint, as amended, is brought derivatively on behalf of the Partnership and individually on behalf of Jack M. Carlstrom and Lynn M. Carlstrom and a purported class of all other holders of Interests (excluding current or former management or affiliates of the General Partner) and seeks to compel defendants to foster bidding for control of the Partnership and to bar (i) the General Partner and Mr. Bluhm from taking any action to chill tender offers from non-affiliates, (ii) the officers, directors and shareholders of the defendants from participating in any special committee on tender offers, (iii) Lehman Brothers Inc. from advising any such special committee, and (iv) defendants and their affiliates from making tender offers (including enjoining tender offers by controlling persons and affiliates of the General Partner). The complaint, as amended, alleges, inter alia, that the General Partner breached its fiduciary duty owed plaintiffs and members of the purported class by tilting the playing field in favor of itself and against potential bidders for the Partnership, preferring the "General Partner's" tender offer over those of other bidders, failing to disclose non-public information to other bidders to prevent them from making competing offers, discouraging a fair bidding contest and entrenching the defendants, and that Whitehall Street Real Estate Limited Partnership VII and Lehman Brothers Inc. participated in such breaches of fiduciary duty. In addition to seeking the relief described above, plaintiffs on behalf of themselves and members of the purported class seek damages in a sum to be determined at trial, such other and further relief as the Court may deem just and proper and the award of attorneys' fees and costs. The General Partner for itself and acting for the Partnership believes this action is groundless and has no merit, and intends to vigorously defend this lawsuit.

     The Weiss action and the Carlstrom action have been consolidated by court order and are being heard and administrated by a single judge. The General Partner has filed motions to dismiss each action. The motions are currently being briefed and are set for hearing on August 28, 1996.

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

     4.14. Letter Agreement dated March 1, 1996 regarding the sale of the Partnership's interest in the Coto de Caza Joint Venture and the extension of the maturity date of the revolving line of credit facility and the income property term loan is incorporated herein by reference to Exhibit
4.16 to the Partnership's report for December 31, 1995 on Form 10-K (File No. 0-16976) dated March 25, 1996.

     4.15. Letter Agreement dated March 29, 1996 among Arvida/JMB Partners, Arvida/JMB Partners, L.P., Southeast Florida Holdings, Inc., Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership, Weston Hills Country Club Limited Partnership and Chemical Bank and Nationsbank of Florida, N.A. regarding the distribution made to the partners during March 1996 as well as the extension of the maturity date of the revolving line of credit facility and the income property term loan is incorporated herein by reference to Exhibit 4.15 to the Partnership's report for March 31, 1996 on Form 10-Q (File No. 0-16976) dated May 10, 1996.

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

     (b) The following report on Form 8-K was filed by the Partnership since the beginning of the period covered by this report.

             The Partnership's report dated June 26, 1996 describing certain tender offers made by third parties for limited partnership interests in the Partnership.




                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  ARVIDA/JMB PARTNERS, L.P.

                  BY:   Arvida/JMB Managers, Inc.
                        (The General Partner)




                        By:   GAILEN J. HULL
                              Gailen J. Hull, Vice President
                        Date: August 9, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                              GAILEN J. HULL
                              Gailen J. Hull, Principal Accounting Officer
                        Date: August 9, 1996