Form 10-Q
period 1996-09-30
ARVIDA JMB PARTNERS L P
filed 1996-11-14
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C.   20549



                                 FORM 10-Q



                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended September 30, 1996         Commission file #0-16976




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





                             TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements. . . . . . . . . . . . . . . . .     3


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations. . . . . . . . . . . . . . . . . . . . . .    20




PART II    OTHER INFORMATION


Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . .    26

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . .    29





PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                             ARVIDA/JMB PARTNERS, L.P.
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                            CONSOLIDATED BALANCE SHEETS

                                     SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                    (UNAUDITED)

                                                      ASSETS
                                                      ------

                                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                                     1996            1995
                                                                                -------------     -----------
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .       $ 12,944,584      20,171,289
Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,550,544      13,852,395
Trade and other accounts receivable (net of allowance for doubtful accounts of $246,324 at September 30, 1996 and $236,052 at
  December 31, 1995) . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,864,063      28,056,262
Mortgages receivable, net. . . . . . . . . . . . . . . . . . . . . . . . .          1,243,946       1,994,583
Real estate inventories. . . . . . . . . . . . . . . . . . . . . . . . . .        202,285,303     199,372,799
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . .         79,699,815      71,842,531
Investments in and advances to joint ventures, net . . . . . . . . . . . .          3,628,728      13,955,093
Equity memberships . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,598,144       7,367,266
Amounts due from affiliates. . . . . . . . . . . . . . . . . . . . . . . .            967,503       1,131,697
Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . .          7,523,451       8,695,326
                                                                                 ------------    ------------

          Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .       $337,306,081     366,439,241
                                                                                 ============    ============

                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                    ------------------------------------------

Liabilities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    150,893       3,972,987
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,244,981      22,918,450
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         19,646,749      23,825,499
  Accrued expenses and other liabilities . . . . . . . . . . . . . . . . .         17,483,731      12,718,654
  Notes and mortgages payable, net . . . . . . . . . . . . . . . . . . . .         39,403,096      70,338,364
                                                                                 ------------    ------------
  Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .         96,929,450     133,773,954
                                                                                 ------------    ------------

Partners' capital accounts:
  General Partner and Associate Limited Partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . .             20,000          20,000
    Cumulative net income. . . . . . . . . . . . . . . . . . . . . . . . .         35,657,309      34,994,723
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .        (34,492,286)    (33,912,035)
                                                                                 ------------    ------------
                                                                                    1,185,023       1,102,688
                                                                                 ------------    ------------
  Limited Partners:
    Capital contributions, net of offering costs . . . . . . . . . . . . .        364,841,815     364,841,815
    Cumulative net income. . . . . . . . . . . . . . . . . . . . . . . . .         26,889,201       8,815,556
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . .       (152,539,408)   (142,094,772)
                                                                                 ------------    ------------
                                                                                  239,191,608     231,562,599
                                                                                 ------------    ------------
          Total partners' capital accounts . . . . . . . . . . . . . . . .        240,376,631     232,665,287
                                                                                 ------------    ------------

          Total liabilities and partners' capital. . . . . . . . . . . . .       $337,306,081     366,439,241
                                                                                 ============    ============

                                    The accompanying notes are an integral part of these consolidated financial statements.




                                             ARVIDA/JMB PARTNERS, L.P.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                              THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                    (UNAUDITED)

                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30                   SEPTEMBER 30
                                                      --------------------------    --------------------------
                                                          1996           1995           1996           1995
                                                      -----------     ----------    -----------    -----------
Revenues:
  Housing. . . . . . . . . . . . . . . . . . . . .    $54,010,856     52,852,200    154,106,035    153,272,951
  Homesites. . . . . . . . . . . . . . . . . . . .      6,388,362      8,095,500     14,809,610     20,592,114
  Land and property. . . . . . . . . . . . . . . .      5,093,464      2,233,962     19,853,665     27,456,635
  Operating properties . . . . . . . . . . . . . .      6,726,081      6,138,199     22,300,362     21,344,683
  Brokerage and other operations . . . . . . . . .      7,142,108      6,633,496     20,931,980     21,367,572
                                                      -----------     ----------    -----------    -----------
        Total revenues . . . . . . . . . . . . . .     79,360,871     75,953,357    232,001,652    244,033,955
                                                      -----------     ----------    -----------    -----------
Cost of revenues:
  Housing. . . . . . . . . . . . . . . . . . . . .     48,047,779     46,283,942    132,596,690    129,390,715
  Homesites. . . . . . . . . . . . . . . . . . . .      4,238,549      4,582,978     10,182,604     12,705,371
  Land and property. . . . . . . . . . . . . . . .      1,371,878        763,071     13,298,625     11,715,187
  Operating properties . . . . . . . . . . . . . .      6,771,381      6,688,270     21,119,659     20,803,206
  Brokerage and other operations . . . . . . . . .      6,510,860      6,307,434     19,346,466     20,033,598
                                                      -----------     ----------    -----------    -----------
        Total cost of revenues . . . . . . . . . .     66,940,447     64,625,695    196,544,044    194,648,077
                                                      -----------     ----------    -----------    -----------
Gross operating profit . . . . . . . . . . . . . .     12,420,424     11,327,662     35,457,608     49,385,878
Selling, general and administrative expenses . . .     (5,206,752)    (4,959,400)   (14,993,374)   (17,408,010)
Writedowns to the carrying value of
  real estate inventories and
  other assets . . . . . . . . . . . . . . . . . .          --        (8,544,668)         --        (8,544,668)
                                                      -----------     ----------    -----------    -----------
        Net operating income . . . . . . . . . . .      7,213,672     (2,176,406)    20,464,234     23,433,200

Interest income. . . . . . . . . . . . . . . . . .        344,098        231,171      1,125,991        842,833
Equity in earnings (losses) of
  unconsolidated ventures. . . . . . . . . . . . .        (18,076)       (51,131)      (134,989)     1,028,054
Interest and real estate taxes, net. . . . . . . .       (836,180)    (1,069,026)    (2,719,005)    (3,382,471)
                                                      -----------     ----------    -----------    -----------
        Income (loss) before cumulative effect
          due to change in accounting for
          long-lived assets. . . . . . . . . . . .      6,703,514     (3,065,392)    18,736,231     21,921,616

        Cumulative effect due to change
          in accounting for long-lived
          assets . . . . . . . . . . . . . . . . .          --             --             --        (2,200,000)
                                                      -----------     ----------    -----------    -----------

        Net income (loss). . . . . . . . . . . . .    $ 6,703,415     (3,065,392)    18,736,231     19,721,616
                                                      ===========     ==========    ===========    ===========

        Net income (loss) per
          Limited Partnership
          Interest . . . . . . . . . . . . . . . .    $     16.42          (7.52)         44.74          47.71
                                                      ===========     ==========    ===========    ===========

        Cash distributions per
          Limited Partnership
          Interest . . . . . . . . . . . . . . . .    $     --             --             25.85          13.49
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




                                             ARVIDA/JMB PARTNERS, L.P.
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                    (UNAUDITED)

                                                                                      1996              1995
                                                                                  ------------      -----------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 18,736,231       19,721,616
Charges (credits) to net income not requiring (providing) cash:
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . .     4,268,610        4,142,937
  Equity in (earnings) losses of unconsolidated ventures . . . . . . . . . . . .       134,989       (1,028,054)
  Provision for doubtful accounts. . . . . . . . . . . . . . . . . . . . . . . .       (10,272)             797
  Loss (gain) on disposition of property and equipment . . . . . . . . . . . . .        (8,591)      (3,558,118)
  Writedowns to the carrying value of real estate
    inventories and other assets . . . . . . . . . . . . . . . . . . . . . . . .         --           8,544,668
  Cumulative effect due to change in accounting for
    long-lived assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --           2,200,000
Changes in:
  Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       301,851       (1,123,041)
  Trade and other accounts receivable. . . . . . . . . . . . . . . . . . . . . .    19,202,471        2,499,213
  Real estate inventories:
    Additions to real estate inventories . . . . . . . . . . . . . . . . . . . .  (152,167,117)    (171,146,574)
    Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   156,077,919      153,811,273
    Capitalized interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,841,138)      (6,305,017)
    Capitalized real estate taxes. . . . . . . . . . . . . . . . . . . . . . . .    (2,982,168)      (3,346,249)
  Equity memberships . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       769,122        1,311,007
  Amounts due from affiliates. . . . . . . . . . . . . . . . . . . . . . . . . .       164,194          303,283
  Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . . . .       922,522         (230,059)
  Accounts payable, accrued expenses and other liabilities . . . . . . . . . . .     2,018,785        1,730,068
  Deposits and unearned income . . . . . . . . . . . . . . . . . . . . . . . . .    (4,178,750)       2,075,961
                                                                                  ------------      -----------

          Net cash provided by operating activities. . . . . . . . . . . . . . .    39,408,658        9,603,711
                                                                                  ------------      -----------
Cash flows from investing activities:
  Mortgages receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       750,637          222,122
  Acquisitions of property and equipment . . . . . . . . . . . . . . . . . . . .   (11,892,813)      (9,682,156)
  Proceeds from sales and disposals of property and equipment. . . . . . . . . .        24,863        7,027,220
  Joint venture distributions (contributions), net . . . . . . . . . . . . . . .       (14,276)       1,212,594
  Payments from (advances to) joint ventures . . . . . . . . . . . . . . . . . .     4,167,035          (50,590)
  Proceeds from sale of joint venture interest . . . . . . . . . . . . . . . . .     6,111,440            --
                                                                                  ------------      -----------
          Net cash used in investing activities. . . . . . . . . . . . . . . . .      (853,114)      (1,270,810)
                                                                                  ------------      -----------
Cash flows from financing activities:
  Proceeds from notes and mortgages payable. . . . . . . . . . . . . . . . . . .    30,980,173       46,816,477
  Payments of notes and mortgages payable. . . . . . . . . . . . . . . . . . . .   (61,915,441)     (70,755,693)
  Distributions to General Partner and Associate Limited Partners. . . . . . . .      (580,251)        (302,689)
  Distributions to Limited Partners. . . . . . . . . . . . . . . . . . . . . . .   (10,444,636)      (5,448,464)
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,822,094)           --
                                                                                  ------------      -----------
          Net cash used in financing activities. . . . . . . . . . . . . . . . .   (45,782,249)     (29,690,369)
                                                                                  ------------      -----------
Decrease in cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .    (7,226,705)     (21,357,468)

Cash and cash equivalents, beginning of year . . . . . . . . . . . . . . . . . .    20,171,289       22,024,390
                                                                                  ------------      -----------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . . .  $ 12,944,584          666,922
                                                                                  ============      ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest, net of amounts capitalized. . . . .  $      --               --
                                                                                  ============      ===========
  Non-cash investing and financing activities:
    Distribution of land from joint venture. . . . . . . . . . . . . . . . . . .  $      --             717,472
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




                         ARVIDA/JMB PARTNERS, L.P.
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1996 AND 1995

                                (UNAUDITED)

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1995, which are included in the Partnership's 1995 Annual Report on Form 10-K (File No. 0-16976) filed on March 25, 1996, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 1995 Annual Report.

GENERAL

     Capitalized Interest and Real Estate Taxes

     Interest, including the amortization of loan fees, of $3,841,138 and $6,439,468 was incurred for the nine months ended September 30, 1996 and 1995, respectively, of which $3,841,138 and $6,305,017 was capitalized, respectively. Interest payments, including amounts capitalized, of $3,749,061 and $6,037,837 were made during the nine months ended September 30, 1996 and 1995, respectively. Interest, including the amortization of loan fees, of $1,005,182 and $2,051,043 was incurred for the three months ended September 30, 1996 and 1995, respectively, of which $1,005,182 and $2,034,716 was capitalized, respectively. Interest payments of $879,166 and $1,757,846 were made during the three months ended September 30, 1996 and 1995, respectively. The decrease in interest incurred for the three and nine months ended September 30, 1996 as compared to the same periods in 1995 is due to a decrease in the average amount of borrowings outstanding during those periods.

     Real estate taxes of $5,701,173 and $6,594,269 were incurred for the nine months ended September 30, 1996 and 1995, respectively, of which $2,982,168 and $3,346,249 were capitalized, respectively. Real estate tax payments of $407,426 and $584,581 were made during the nine months ended September 30, 1996 and 1995, respectively. Real estate taxes of $1,932,966 and $2,213,260 were incurred for the three months ended September 30, 1996 and 1995, respectively, of which $1,096,786 and $1,160,561 were capitalized, respectively. Real estate tax payments of $195,761 and $209,576 were made during the three months ended September 30, 1996 and 1995, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partner-ship's club facilities and other operating properties as these taxes are included in cost of revenues for operating properties.

     Property and Equipment and Other Assets

     Depreciation expense of $4,019,257 and $3,697,257 was incurred for the nine months ended September 30, 1996 and 1995, respectively. Amortization of other assets, excluding loan fees, of $36,541 and $136,349 was incurred for the nine months ended September 30, 1996 and 1995, respectively. Amortization of loan fees, which is included in interest expense, of $212,812 and $309,331 was incurred for the nine months ended September 30, 1996 and 1995, respectively. Depreciation expense of $1,350,783 and $1,143,216 was incurred for the three months ended September 30, 1996 and 1995, respectively. Amortization of other assets, excluding loan fees, of $10,503 and $47,015 was incurred for the three months ended September 30, 1996 and 1995, respectively. Amortization of loan fees, which is included in interest expense, of $62,079 and $84,777 was incurred in for the three months ended September 30, 1996 and 1995, respectively.

     Partnership Records

     During March 1996, the Partnership made a distribution for 1995 of $10,419,160 to its Holders of Interests ($25.79 per Interest) and $578,835 to the General Partner and Associate Limited Partners, collectively. In addition, during 1996, the Partnership remitted each Holder's share of a North Carolina non-resident withholding tax on behalf of each of the Holders. Such payments, which totalled $25,476 (approximately $.06 per Interest), were deemed distributions to the Holders. Distributions totalling $1,416 were also paid during 1996 on behalf of the General Partner and Associate Limited Partners, collectively, a portion of which was also remitted to the North Carolina tax authorities on their behalf. These distributions are the primary cause for the decrease in Cash and cash equivalents at September 30, 1996 as compared to December 31, 1995.

     Reclassifications

     Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

NOTES AND MORTGAGES PAYABLE

     At September 30, 1996, the Partnership's credit facility consists of a term loan in the original amount of $85,252,520, a revolving line of credit facility up to $20 million, an income property term loan in the original amount of $18,233,326 and a $15 million letter of credit facility. For the nine month period ended September 30, 1996, the effective interest rate for the combined term loan, income property term loan and revolving line of credit facility was approximately 8.3% per annum.

     Under the term loan agreement, the Partnership made scheduled principal payments of $10 million in March 1994, February 1995 and February 1996 and $5 million principal payments in July 1995 and July 1996. The term loan agreement also provides for additional principal repayments based upon a specified percentage of available cash flow and upon the sale of certain assets. The Partnership's lender waived the requirement for principal payments based upon a specified percentage of available cash flow for the year ended December 31, 1995. During the nine month period ended September 30, 1996, the Partnership made additional term loan payments based upon the sale of certain assets totalling approximately $9.0 million.

Included in the $9.0 million is a $2 million principal paydown made from a portion of the proceeds from the sale of the Partnership's 20% joint venture interest in Coto de Caza. The remaining balance outstanding on the term loan is due in July 1997. Under the income property term loan, principal payments of $0.1 million are required to be paid monthly until maturity. The income property term loan and the revolving line of credit were scheduled to mature in March 1996 and December 1995, respectively. During March 1996, the Partnership's lenders reached an agreement with each other whereby one of the lenders purchased the other's participating interest in the Partnership's credit facilities. In addition, during March 1996, the successor lender agreed to renew the Partnership's revolving line of credit, income property term loan and letter of credit facility through July 1997. At September 30, 1996, all of the term loan proceeds had been borrowed with a remaining balance outstanding of $8,562,010. The balances outstanding on the revolving line of credit facility, the income property term loan and the letter of credit facility at September 30, 1996 are $0, $11,866,746 and $5,248,480, respectively.

     During April 1996, the Partnership refinanced the loan on its retail property located in its Weston Community with a different lender. The outstanding principal balance on such loan of approximately $8.1 million is included in Notes and mortgages payable at September 30, 1996. In addition, $3.0 million of subordinated debt attributable to the Cullasaja Joint Venture is included in Notes and mortgages payable at September 30, 1996.

     The Partnership also has a $24.0 million revolving construction line of credit for the buildings and certain amenities within the Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay. This line of credit currently bears interest at the lender's prime rate (8.25% at September 30, 1996) plus 1/2% per annum and matures in January 1997. At September 30, 1996, approximately $1.3 million was outstanding under this line of credit. The Partnership currently anticipates that this amount will be repaid with proceeds from the sale of condominium units. Proceeds from closings of these condominium units during 1996 significantly contributed to the decrease in Trade and other accounts receivable on the accompanying Consolidated Balance Sheets at September 30, 1996 as compared to December 31, 1995.

     During January 1996, the Partnership executed a note for a $7.5 million construction loan for the construction and development of a second retail shopping center located in its Weston Community. This note currently bears interest at the lender's prime rate (8.25% at September 30, 1996) plus 1/2% per annum and matures in July 1997. At September 30, 1996, approximately $3.9 million was outstanding under this loan. The proceeds from such loan have been and are expected to continue to be the primary source of the estimated funds required for the completion of the shopping center. The construction and development of this project is the primary cause for the increase in Property and equipment on the accompanying Consolidated Balance Sheets at September 30, 1996 as compared to December 31, 1995. The construction of the shopping center is expected to be completed by December 31, 1996.

     During September 1996, the Partnership and Starwood/Florida Funding, L.L.C. ("Starwood") entered into a commitment for a term loan to be made to the Partnership in the amount of $160 million, consisting of an $80 million secured senior tranche and an $80 million secured mezzanine tranche. Under the terms of the commitment, the senior tranche will have an interest rate, at the Partnership's option, of the London Inter-Bank Offering Rate (LIBOR) plus 3.25% per annum or the Chase Manhattan Bank's prime rate (or, if greater, the federal funds rate plus .625%) plus 1.25% per annum. Interest calculated based on LIBOR shall be payable at the end of each LIBOR period but no less frequently than quarterly. Interest calculated based on Chase Manhattan Bank's prime rate (or the federal funds rate) shall be payable monthly. Scheduled annual principal payments of $10 million (subject to reduction under certain circumstances) plus additional principal payments depending upon the net cash flow of the Partnership will be required under the senior tranche prior to maturity. The mezzanine tranche will bear interest at a rate of 15% per annum, payable quarterly in arrears. No principal payments will be required on the mezzanine tranche prior to maturity.

     The term loan will be secured by recorded mortgages on the Partnership's real property assets as well as assignments of other Partnership assets, including equity memberships, joint venture interests or joint venture proceeds (to the extent permitted under the applicable joint venture agreements) and unrestricted cash balances. Under the term loan, the Partnership will be required to maintain a certain net worth as well as to comply with a specified debt service coverage ratio. The term loan will also include certain restrictions on the Partnership's incurrence of additional indebtedness and will be cross-defaulted with other indebtedness of the Partnership outstanding from time to time. The term loan limits distributions to Holders of Interests (other than the distribution contemplated from the proceeds of the term loan) to a maximum of $26.39 per Interest in 1997 and 1998 and to a maximum of $47.50 per Interest each year thereafter of the term loan. The term loan will be prepayable in whole or in part, subject to a prepayment premium of 1%, except that prepayments (whether voluntary or be acceleration of maturity) of amounts under the mezzanine tranche during the first three years of the term loan generally will require the payment of a yield maintenance premium on the amount prepaid for that three year period. The maturity date for the term loan will be June 30, 2002.

     The term loan will allow up to $50 million of financing that is senior to the term loan including $20 million of project financing for Weston.
The term loan will not restrict any transfers of general or limited partnership interests in the Partnership. However, Starwood will have the right to consent or not consent to any transfer of the General Partner's interest in the Partnership to an entity not controlled by, controlling or under common control with the General Partner; a corporate restructuring, merger or change of control of either the Partnership or the General Partner; or a termination of the existing Management, Advisory and Supervisory Agreement between the Partnership and Arvida Company, provided that Starwood's consent shall not be unreasonably withheld. If Starwood withholds its consent to any of the foregoing, Starwood shall have the right to accelerate the maturity date of the term loan. If Starwood consents to any of the foregoing events, it would be entitled to be paid an amount equal to 1% of the then outstanding principal. Any new manager or management agreement will be subject to Starwood's prior reasonable approval.

     The Partnership will be required to pay Starwood a loan fee of $1.6 million upon closing of the term loan. The Partnership will also be obligated to pay various other expenses in connection with the term loan, including Starwood's costs incurred in connection with the term loan up to a specified maximum amount. Under the terms of the commitment, the Partnership had agreed not to pursue or negotiate any other offers with a third party for a financing similar in size or purpose as the term loan, and, except under certain limited circumstances, in the event the Partnership were to enter into an agreement with a third party on or before December 1, 1996 (subject to extension under certain circumstances) for similar financing, the Partnership would be obligated to pay Starwood a break-up fee between $2.4 and $4.4 million plus certain expenses. The closing of the term loan is subject to the satisfaction (or waiver) of various conditions, and if such conditions are met the closing would occur during the fourth quarter of 1996. However, there is no assurance that such conditions will be satisfied or that the term loan will be closed.
The foregoing description of the term loan is based on the provisions of the commitment and are subject to possible change during the negotiation of loan documents.

     The Partnership expects to use the proceeds from the term loan from Starwood to paydown the remaining outstanding balance on the Partnership's existing bank term loan and to make a non-taxable distribution, including a non-taxable distribution of $350 per Interest to the Holders.

     Raleigh Capital Associates, L.P., an entity which purportedly owns approximately 19.7% of the total outstanding Interests, and certain entities (collectively "Raleigh") have expressed their opposition to the term loan with Starwood and have filed a lawsuit in a Delaware court seeking, among other things, an injunction preventing the completion of the term loan with Starwood. To date, the Delaware court has ruled that Raleigh does not have voting rights associated with the Interests it acquired and therefore has no standing to bring such a lawsuit. Raleigh is appealing this ruling. In addition, a similar lawsuit has been filed in an Illinois Court. Reference is made to Part II, Item 1. Legal Proceedings for a discussion of such lawsuits. In addition, Raleigh has filed preliminary proxy materials with the Securities and Exchange Commission in connection with a possible solicitation for the removal and replacement of Arvida/JMB Managers, Inc. ("Managers") as the General Partner of the Partnership. Raleigh has stated that, if successful in removing and replacing Managers as the General Partner, Raleigh's replacement general partner would reject the term loan with Starwood. However, as stated above, a Delaware court has ruled that Raleigh does not have voting rights associated with the Interests it has acquired, and as of the date of this report Raleigh has not commenced a solicitation of consents.


INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

     During March 1996, the Partnership closed on the sale of its 20% joint venture interest in Coco de Caza, including the related promissory note for advances previously made to the joint venture, to unaffiliated third parties for a sales price of $12 million. This transaction is reflected in Land and property revenues for the nine months ended September 30, 1996 on the accompanying Consolidated Statements of Operations and is the primary cause for the decrease in Investments in and advances to joint ventures on the accompanying Consolidated Balance Sheets at September 30, 1996 as compared to December 31, 1995.


TRANSACTIONS WITH AFFILIATES

     The Partnership, subject to certain limitations, may engage affiliates of the General Partner for property management, insurance and certain other administrative services to be performed in connection with the administration of the Partnership and its assets. The total of such costs for the nine months ended September 30, 1996 was approximately $296,300, all of which was paid as of September 30, 1996. The total of such costs for the nine months ended September 30, 1995 was approximately $399,400.
In addition, the General Partner and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Partnership and the operation of the Partnership's properties. Such costs were approximately $99,000 and $73,300 for the nine months ended September 30, 1996 and 1995, respectively, all of which were paid as of September 30, 1996.

     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the nine month period ended September 30, 1996, the amount of such costs incurred by the Partnership on behalf of these affiliates totalled approximately $189,100. At September 30, 1996, approximately $105,600 was owed to the Partnership, of which approximately $104,700 was received as of November 4, 1996. For the nine month period ended September 30, 1995, the Partnership was entitled to reimbursements of approximately $426,200.

     The Partnership and Arvida/JMB Partners, L.P.-II (a publicly-held limited partnership affiliated with the General Partner) each employ project related and administrative personnel who perform services on behalf of both partnerships. In addition, certain out-of-pocket expenditures related to such services and other general and administrative costs are incurred and charged to each partnership as appropriate. The Partnership receives reimbursements from or reimburses Arvida/JMB Partners, L.P.-II for such costs (including salary and salary-related costs). For the nine month periods ended September 30, 1996 and 1995, the Partnership was entitled to receive approximately $1,242,300 and $2,092,900, respectively, from Arvida/JMB Partners, L.P.-II. At September 30, 1996, approximately $27,400 was owed to the Partnership, all of which was received as of November 4, 1996. In addition, for the nine month periods ended September 30, 1996 and 1995, the Partnership was obligated to reimburse Arvida/JMB Partners, L.P.- II approximately $113,700 and $195,900, respectively, all of which was paid as of September 30, 1996.

     Arvida Company ("Arvida"), pursuant to an agreement with the Partnership, provides development, construction, management and other personnel and services to the Partnership for all of its projects and operations. Pursuant to such agreement, the Partnership reimburses Arvida for all of its salary and salary-related costs incurred in connection with work performed on behalf of the Partnership, subject to certain limitations. The total of such costs for the nine month periods ended September 30, 1996 and 1995 were approximately $5,020,500 and $4,714,200, respectively, all of which was paid as of September 30, 1996. In addition, Arvida owed the Partnership approximately $40,400 at September 30, 1996 resulting from an excess reimbursement, all of which was received as of November 4, 1996.

     The Partnership pays for certain general and administrative costs on behalf of its equity clubs, homeowners associations and maintenance associations. The Partnership receives reimbursements from these entities for such costs. For the nine month periods ended September 30, 1996 and 1995, the Partnership was entitled to receive approximately $557,900 and $341,600, respectively, from these entities. At September 30, 1996, approximately $179,300 was owed to the Partnership, of which approximately $25,500 was received as of November 4, 1996. In addition, the Partnership owes its equity clubs for certain costs incurred by the clubs which are obligations of the Partnership. For the nine month period ended September 30, 1996, the Partnership was obligated to reimburse its equity clubs approximately $13,700. At September 30, 1996, approximately $16,000 was unpaid (including amounts owed from previous periods), of which approximately $1,700 was paid as of November 4, 1996.

     The Partnership, pursuant to an agreement, provides management and other personnel and services to one of its equity clubs. Pursuant to this agreement, the Partnership is entitled to receive a management fee for the services provided to the club. For the nine months ended September 30, 1996 and 1995, the Partnership was entitled to receive approximately $295,000 and $354,000. At September 30, 1996, approximately $244,600 was unpaid, none of which was received as of November 4, 1996.

     The Partnership also funds operating deficits of its equity clubs, as required or deemed necessary. Such amounts are expensed by the Partnership, but may be reimbursed by these clubs from future cash flow. At September 30, 1996, the Partnership was owed approximately $126,800 for such funding, none of which was paid as of November 4, 1996.

     The Partnership periodically incurs salary and salary-related costs on behalf of an affiliate of the General Partner of the Partnership. The Partnership was entitled to receive approximately $228,000 and $394,000 for such costs for the nine months ended September 30, 1996 and 1995, respectively, of which approximately $259,400 (which includes amounts owed from previous periods) was owed to the Partnership at September 30, 1996 and November 4, 1996.

     In accordance with the Partnership Agreement, the General Partner and Associate Limited Partners have deferred a portion of their distributions of net cash flow from the Partnership totalling approximately $1,587,700. This amount does not bear interest and is expected to be paid in future periods subject to certain restrictions contained in the Partnership's credit facility agreement.

     All amounts receivable from or payable to the General Partner or its affiliates do not bear interest and are expected to be paid in future periods.

COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under standby letters of credit and performance bonds for approximately $5,248,500 and $6,181,500, respectively, at September 30, 1996. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable under bonds for approximately $1,020,000 at September 30, 1996.

     On June 24, 1996, a lawsuit entitled Irvin Weiss v. Arvida/JMB Managers, Inc., Neil G. Bluhm, Lehman Brothers Inc. and Arvida/JMB Partners, L.P. ("Weiss action") was filed in the County Department, Chancery Division of the Circuit Court of Cook County, Illinois. This lawsuit is a purported class action lawsuit on behalf of Irvin Weiss and all other Holders of Interests to bar (i) the General Partner and Mr. Bluhm from taking any action to chill tender offers from non-affiliates, (ii) the officers, directors and shareholders of the defendants from participating in any special committee on tender offers, (iii) Lehman Brothers Inc. from advising any such special committee, and (iv) defendants and their affiliates from making tender offers. On September 25, 1996, the claims of Irvin Weiss were voluntarily dismissed.

     A complaint was filed in the County Department, Chancery Division of the Circuit court of Cook County, Illinois on July 1, 1996, and most recently amended on October 24, 1996, in the matter of Jack M. Carlstrom and Lynne M. Carlstrom v. Arvida/JMB Managers, Inc., Neil G. Bluhm, Ira J. Schulman, Burton E. Glazov, Stuart C. Nathan, A. Lee Sacks, John G. Schreiber, Judd D. Malkin, Lehman Brothers Inc., Starwood Capital Group I, L.P., Starwood/Florida Funding, L.L.C., Starwood Opportunity Fund IV, L.P., BSS Capital II, L.L.C., Barry Sternlicht, Walton Street Capital Acquisition Co. III and Whitehall Street Real Estate Limited Partnership VII, and Arvida/JMB Partners, L.P., nominal defendant ("Carlstrom action"). This complaint, as amended, is brought derivatively on behalf of the Partnership and individually on behalf of Jack M. Carlstrom and Lynne M. Carlstrom and a purported class of all other Holders of Interests (excluding the defendants, members of their immediate families, affiliates, subsidiaries, agents, partners, members of their current or former management or that of their affiliates, and any participant in the alleged conspiracy). The Carlstrom action has been filed in connection with the Partnership's proposed $160 million term loan from Starwood/Florida Funding, L.L.C. ("Starwood financing") and seeks, among other things, to bar defendants from taking any action to chill tender offers or offers for debt financing from non-affiliates; to cause defendants to put the issue of the Starwood financing to a vote of unitholders; to bar defendants from completing the Starwood financing; to disband the Special Committee and allow the Holders of Interests to vote on an "independent slate" of directors to compose a new special committee; to require the director defendants to negotiate with Raleigh with respect to the financing of the Partnership; and to cause the Partnership and director defendants to auction the Partnership. The complaint, as amended, alleges, among other things, that the General Partner breached its fiduciary duties owed plaintiffs and members of the purported class by failing to negotiate for the financing with other entities and entering into the Starwood financing in order to entrench itself and maintain its control over the Partnership. The complaint, as amended, also alleges that the terms of the Starwood financing are burdensome to the Partnership and which allegedly will cause a waste of the Partnership's assets. The Carlstrom action is brought as a four-count complaint for breach of fiduciary duty on behalf of the class, breach of fiduciary duty on behalf of the Partnership, conspiracy and collusion to breach fiduciary duties on behalf of the class and the Partnership, and for an injunction on behalf of the class and the Partnership. In addition to the relief described above, plaintiffs on behalf of themselves and members of the purported class seek damages in a sum to be determined at trial, attorneys' fees and costs, and such other relief as the Court may deem just and proper. The General Partner for itself and action for the Partnership believes this action is groundless and has no merit, and intends to vigorously defend this lawsuit. The General Partner on behalf of itself and various of the director defendants has filed a motion to dismiss which is scheduled to be heard on November 19, 1996. If the motion to dismiss is not granted, the Court is scheduled to hold a hearing on December 12, 1996 on plaintiff's motion for preliminary injunction to stop the Starwood financing. The Court's order contemplates that if the motion to dismiss is not granted, the Starwood financing will not close prior to December 14, 1996.

     On or about September 27, 1996, a lawsuit entitled Vanderbilt Income and Growth Associates, L.L.C. and Raleigh Capital Associates L.P., individually and derivatively on behalf of Arvida/JMB Partners, L.P. V. Arvida/JMB Managers, Inc., Judd D. Malkin, Neil G. Bluhm, Burton E. Glazov, Stuart C. Nathan, A. Lee Sacks, John G. Schreiber, BSS Capital II, L.L.C., Starwood Capital Group I, L.P., Starwood/Florida Funding, L.L.C., Starwood Opportunity Fund, IV, L.P. and Barry Sternlicht, Defendants, and Arvida/JMB Partners, L.P., nominal defendant, was filed in the Court of Chancery of the State of Delaware in and for New Castle County, Civil Action No. 15238 ("Raleigh action"). The Raleigh action was filed as a verified complaint for declaratory and injunctive relief. Plaintiffs claimed that the defendants in entering into the financing commitment letter for the Starwood term financing violated, or aided and abetted, or participated in the violation of, fiduciary duties owned to the Partnership and the Holders of Interests, and put their personal interests ahead of the interests of the Partnership and the Holders of Interests. In the first claim for relief, plaintiffs sought a declaratory judgment that the terms of the financing be declared null, void and unenforceable. In the second claim for relief, plaintiffs asserted a claim derivatively on behalf of the Partnership alleging, among other things, that the financing commitment letter was not the product of a valid exercise of business judgment. In addition to relief described above, plaintiffs sought to preliminarily and permanently enjoin any actions in furtherance of the financing commitment letter, an award of compensatory damages, interest, costs and disbursements, including reasonable attorneys' and experts' fees and such other relief as the Court might deem just and proper. The General Partner and the Partnership filed a motion to dismiss the Raleigh action which was granted on November 7, 1996. In granting the motion, the Court held that Raleigh was not a Limited Partner and did not have standing to file the derivative claims. The court further determined that Raleigh did not have the right to vote. Plaintiffs sought to reargue the issues, but the Court denied plaintiffs' motion for reargument. In order to permit the plaintiffs an opportunity to appeal to the Delaware Supreme Court, the Delaware court enjoined the closing of the Starwood term financing until the Delaware Supreme Court has an opportunity to rule on Raleigh's appeal. The schedule on appeal contemplates that plaintiffs will file their opening brief on or before November 15, 1996, defendants will file their answering brief on or before November 26, 1996, and plaintiffs will file their reply brief on or before December 3, 1996. Oral argument is scheduled to be heard by the Supreme Court on December 5, 1996. The Partnership expects that the Delaware Supreme Court will rule expeditiously on the matter, although there can be no assurance thereof.

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

     Currently, the Partnership is involved in two subrogation lawsuits.
On April 19, 1993, a subrogation claim entitled Village Homes at Country Walk Master Maintenance Association, Inc. v. Arvida Corporation et al., was filed in the 11th Judicial Circuit for Dade County. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). In this suit, as amended, plaintiffs seek to recover damages and pre- and post-judgment interest in connection with $10,873,000 American Reliance has allegedly paid, plus amounts it may have to pay in the future, to the condominium association at Country Walk in the wake of Hurricane Andrew. Disney is also a defendant in this suit. The Partnership believes that the amount of this claim that allegedly relates to units it built and sold is approximately $3,600,000. Plaintiffs also seek a declaratory judgement seeking to hold the Partnership and other defendants responsible for amounts American Reliance must pay in the future to its insured as additional damages beyond the $10,873,000 previously paid. The Partnership has filed motions directed to the complaint, as amended, and the litigation is in the discovery stage. The Partnership intends to vigorously defend itself. On or about May 10, 1996, a subrogation claim entitled Juarez et al. v. Arvida Corporation et al. was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County. Plaintiffs filed this suit for the use and benefit of American Reliance. In this suit, plaintiffs seek to recover damages, pre-and post-judgment interest, costs and any other relief the Court may deem just and proper in connection with $3,200,000 American Reliance allegedly paid on specified claims at Country Walk in the wake of Hurricane Andrew. Disney is also a defendant in this suit. The Partnership is advised that the amount of this claim that allegedly relates to units it sold is approximately $350,000. The Partnership intends to defend itself vigorously in this matter. The Partnership was also involved in a subrogation action brought by the Insurance Company of North America ("INA") arising out of a claim that INA allegedly paid on a single home in Country Walk. The Partnership has settled this claim for approximately $5,600 with the settlement being funded by the Partnership's insurance carrier. The Metropolitan Property and Casualty Company ("Metropolitan") has advised the Partnership of its intent to file a subrogation action allegedly in connection with an unspecified number of Arvida-built homes. Currently, Metropolitan has advised the Partnership of three claims, totalling approximately $505,000. The Partnership could be named in other subrogation actions, and in such event, the Partnership intends to vigorously defend itself in such actions.

     In addition, the Partnership has been advised by Merrill Lynch that various investors have sought to compel Merrill Lynch to arbitrate claims brought by certain investors of the Partnership representing approximately 5% of the total of approximately 404,000 Interests outstanding. Merrill Lynch has asked the Partnership and its General Partner to confirm an obligation of the Partnership and its General Partner to indemnify Merrill Lynch in these claims against all loss, liability, claim, damage and expense, including without limitation attorneys' fees and expenses, under the terms of a certain Agency Agreement dated September 15, 1987 ("Agency Agreement") with the Partnership relating to the sale of Interests through Merrill Lynch on behalf of the Partnership. These claimants have sought and are seeking to arbitrate claims involving unspecified damages against Merrill Lynch based on Merrill Lynch's alleged violation of applicable state and/or federal securities laws and alleged violations of the rules of the National Association of Securities Dealers, Inc., together with pendent state law claims. The Partnership believes that Merrill Lynch has resolved some of these claims through litigation and otherwise, and that Merrill Lynch is defending other claims. The Agency Agreement generally provides that the Partnership and its General Partner shall indemnify Merrill Lynch against losses occasioned by any actual or alleged misstatements or omissions of material facts in the Partnership's offering materials used in connection with the sale of Interests and suffered by Merrill Lynch in performing its duties under the Agency Agreement, under certain specified conditions. The Agency Agreement also generally provides, under certain conditions, that Merrill Lynch shall indemnify the Partnership and its General Partner for losses suffered by the Partnership and occasioned by certain specified conduct by Merrill Lynch in the course of Merrill Lynch's solicitation of subscriptions for, and sale of, Interests. The Partnership is unable to determine the ultimate investment of investors who have filed arbitration claims as to which Merrill Lynch might seek indemnification in the future. At this time, and based upon the information presently available about the arbitration statements of claims filed by some of these investors, the Partnership and its General Partner believe that they have meritorious defenses to demands for indemnification made by Merrill Lynch and intend to vigorously pursue such defenses. Although there can be no assurance regarding the outcome of the claims for indemnification, at this time, based on information presently available about such arbitration statements of claims, the Partnership and its General Partner do not believe that the demands for indemnification by Merrill Lynch will have a material adverse effect on the financial condition of the Partnership.

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

     The Partnership owns a 50% joint venture interest in 31 commercial/ industrial acres in Pompano Beach, Florida, which is encumbered by a mortgage loan in the principal amount of approximately $4 million at September 30, 1996. During April 1992, as a result of the Partnership's previous determination that the development of the land was no longer economically profitable, the Partnership and its joint venture partner each tendered payment in the amount of approximately $3.1 million to the lender for their respective shares of the guarantee payment required under the loan agreement and certain other holding costs, the majority of which reduced the outstanding mortgage loan to its current balance. The venture also intended at that time to convey title to the property to the lender; however, such conveyance is pending until resolution of certain general development obligations of the venture as well as certain environmental issues. The Partnership had been negotiating with the lender regarding the
scope of the development work required to be done.   Negotiations with the
lender were unsuccessful. On January 6, 1995, the lender filed a lawsuit entitled Bankers Trust Company v. Arvida/JMB Partners, L.P., Pompano Realty, Ltd., Arvida Pompano Associates Joint Venture, Arvida/JMB Managers, Inc. and Pompano Realty, Inc., in the Circuit Court of the Seventeenth Judicial Circuit, in and for Broward County, Florida. In the lawsuit, as amended, the lender asserts, among other things, that the mortgage loan is with recourse to the joint venture partners as a result of the partners' failure to perform in accordance with the terms of the loan agreement. The lender is demanding payment of the outstanding loan balance plus interest thereon. The Partnership believes this claim is without merit and is vigorously defending the lawsuit.

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


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     The Partnership adopted the Financial Accounting Standard's Board's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective January 1, 1995. As a result, an impairment loss of $2.2 million was recorded to the carrying value of its Cullasaja Community located near Highlands, North Carolina. As a result of this adjustment, Cullasaja's carrying value is recorded at approximately $7.4 million and $7.1 million at September 30, 1996 and December 31, 1995, respectively.


ADJUSTMENTS

     In the opinion of the General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of September 30, 1996 and December 31, 1995 and for the three and nine months ended September 30, 1996 and 1995.



PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements ("Notes") contained in this report for additional information concerning certain of the Partnership's investments.

     At September 30, 1996 and December 31, 1995, the Partnership had cash and cash equivalents of approximately $12,945,000 and $20,171,000, respectively. The decrease in cash and cash equivalents at September 30, 1996 as compared to December 31, 1995 is due primarily to required debt service payments as well as distributions to partners and Holders of Interests of approximately $11 million made in March 1996. Bank overdrafts, which represent checks in transit, of approximately $151,000 and $3,973,000 at September 30, 1996 and December 31, 1995, respectively, were repaid from cash on hand during October 1996 and January 1996, respectively.

     Reference is made to the Notes and Mortgages Payable section of the Notes to the Consolidated Financial Statements for a discussion of the changes in Trade and other accounts receivable and Notes and mortgages payable as of September 30, 1996 as compared to December 31, 1995.

     During June and July of 1996, the Holders of Interests received several unsolicited offers to purchase their Interests in the Partnership. The General Partner of the Partnership established a special committee (the "Special Committee") to review such offers and make a recommendation to the Holders of Interests with respect to the offers. In addition, the Partnership engaged Lehman Brothers Inc. ("Lehman") as a financial advisor to assist the Special Committee in evaluating and responding to the offers.

Lehman was asked to render its estimate of the present discounted value ("Estimated Liquidation Value") of an Interest based on the assumption that the Partnership commences an orderly liquidation in October 1997 and completes that liquidation by October 2002. Lehman arrived at an Estimated Liquidation Value as of July 2, 1996 ranging from $565 to $610 per Interest. This Estimated Liquidation Value relied upon the Partnership's estimate of the gross cash distributions that a Holder of Interests would receive through the assumed liquidation period, discounted to reflect the present value of such distributions. Based upon the estimate of the total gross distributions, the General Partner calculated that each Holder would receive total distributions from October 1996 through October 2002 in excess of $1,000 per Interest. A supplemental discussion of certain assumptions and other factors which should be considered when analyzing the projected budgets which are the basis of such estimate of gross distributions can be found in the Partnership's Schedule 14D-9 dated July 3, 1996, as amended, which was filed with the Securities and Exchange Commission. The Partnership began incurring significant expenditures in connection with various tender offers for Interests during the third quarter of 1996 and may incur significant additional costs in the future in connection therewith.

     Following receipt of the Estimated Liquidation Value, the Special Committee determined that, with respect to the Holders of Interests who have the expectation of retaining their Interests through an anticipated orderly liquidation of the Partnership's assets by October 2002 and who have no current or anticipated need for liquidity, these offers were inadequate and not in the best interests of such Holders of Interests. The Special Committee recommended that such Holders reject these offers and not tender their Interests pursuant to these offers. With respect to all other Holders of Interests, the Special Committee has expressed no opinion and remained neutral with respect to these offers.

     Lehman has updated its Estimated Liquidation Value as of October 1, 1996 (the "Revised Estimated Liquidation Value"). The Revised Estimated Liquidation Value assumes that the Partnership obtains $160 million of financing with terms and conditions which are generally in accordance with the provisions of the commitment for such financing with Starwood/Florida Funding, L.L.C. ("Starwood"), which is discussed in detail below. Lehman's Revised Estimated Liquidation Value also assumes that the proceeds of the $160 million financing will be used, in part, to make a distribution of $350 per Interest to the Holders of Interests. In arriving at the Revised Estimated Liquidation Value, Lehman relied upon the Partnership's estimate of the gross cash distributions that the Holders would receive through the assumed liquidation period. These estimated gross distributions were then discounted to reflect the present value of such distributions as of October 1, 1996, which ranges from $610 to $630 per Interest, depending on the different discount rates used.

     One offer for Interests in the Partnership was made by Raleigh Capital Associates L.P. ("Raleigh") commencing in June 1996. Raleigh's offer was for up to 185,000 Interests, which represents approximately 46% of the outstanding Interests. Raleigh's offer had a final price of $461 per Interest and expired on August 1, 1996. Raleigh has reported that it acquired a total of 79,696 Interests pursuant to such offer, which represents approximately 19.7% of the total outstanding Interests.

     Other offers were made by Walton Street Capital Acquisition Co. III, L.L.C. ("Walton") and Boreas Partners, L.P. ("Boreas"), each of which was also for up to approximately 46% of the outstanding Interests. However, each of the Walton and Boreas offers were withdrawn and no Interests were purchased pursuant to either such offer.

     In September 1996, Smithtown Bay, LLC ("Smithtown") made an unsolicited offer for up to 4.9% of the total outstanding Interests at a purchase price of $480 per Interest. Smithtown's offer expired on September 30, 1996. Smithtown acquired less than 0.4% of the total outstanding Interests pursuant to such offer.

     In addition, during October 1996, Raleigh commenced another unsolicited offer to acquire up to 100,000 Interests, which represents approximately 24.8% of the outstanding Interests, in the Partnership at a purchase price of $500 per Interest. Based on its analysis and its consultation with its advisors, the Special Committee determined that with respect to Holders of Interests who have the expectation of retaining their Interests through an anticipated orderly liquidation of the Partnership's assets by October 2002 and who have no current or anticipated need for liquidity, the Raleigh offer is inadequate and not in the best interest of such Holders. The Special Committee has recommended that such Holders reject the Raleigh offer and not tender their Interests pursuant to such offer. With respect to all other Holders of Interests, the Special Committee has expressed no opinion and remained neutral with respect to the Raleigh offer.

     During September 1996, the Partnership and Starwood entered into a commitment for a term loan to be made to the Partnership in the amount of $160 million, consisting of an $80 million secured senior tranche and an $80 million secured mezzanine tranche. Under the terms of the commitment, the senior tranche will have an interest rate, at the Partnership's option, of the London Inter-Bank Offering Rate (LIBOR) plus 3.25% per annum or the Chase Manhattan Bank's prime rate (or, if greater, the federal funds rate plus .625%) plus 1.25% per annum. Interest calculated based on LIBOR shall be payable at the end of each LIBOR period but no less frequently than quarterly. Interest calculated based on Chase Manhattan Bank's prime rate (or the federal funds rate) shall be payable monthly. Scheduled annual principal payments of $10 million (subject to reduction under certain circumstances) plus additional principal payments depending upon the net cash flow of the Partnership will be required under the senior tranche prior to maturity. The mezzanine tranche will bear interest at a rate of 15% per annum, payable quarterly in arrears. No principal payments will be required on the mezzanine tranche prior to maturity.

     The term loan will be secured by recorded mortgages on the Partnership's real property assets as well as assignments of other Partnership assets, including equity memberships, joint venture interests or joint venture proceeds (to the extent permitted under the applicable joint venture agreements) and unrestricted cash balances. Under the term loan, the Partnership will be required to maintain a certain net worth as well as to comply with a specified debt service coverage ratio. The term loan will also include certain restrictions on the Partnership's incurrence of additional indebtedness and will be cross-defaulted with other indebtedness of the Partnership outstanding from time to time. The term loan limits distributions to Holders of Interests (other than the distribution contemplated from the proceeds of the term loan) to a maximum of $26.39 per Interest in 1997 and 1998 and to a maximum of $47.50 per Interest each year thereafter of the term loan. The term loan will be prepayable in whole or in part, subject to a prepayment premium of 1%, except that prepayments (whether voluntary or by acceleration of maturity) of amounts under the mezzanine tranche during the first three years of the term loan generally will require the payment of a yield maintenance premium on the amount prepaid for that three year period. The maturity date for the term loan will be June 30, 2002.

     The term loan will allow up to $50 million of financing that is senior to the term loan including $20 million of project financing for Weston.
The term loan will not restrict any transfers of general or limited partnership interests in the Partnership. However, Starwood will have the right to consent or not consent to any transfer of the General Partner's Interest in the Partnership to an entity not controlled by, controlling or under common control with the General Partner; a corporate restructuring, merger or change of control of either the Partnership or the General Partner; or a termination of the existing Management, Advisory and Supervisory Agreement between the Partnership and Arvida Company, provided that Starwood's consent shall not be unreasonably withheld. If Starwood withholds its consent to any of the foregoing, Starwood shall have the right to accelerate the maturity date of the term loan. If Starwood consents to any of the foregoing events, it would be entitled to be paid an amount equal to 1% of the then outstanding principal. Any new manager or management agreement will be subject to Starwood's prior reasonable approval.

     The Partnership will be required to pay Starwood a loan fee of $1.6 million upon closing of the term loan. The Partnership will also be obligated to pay various other expenses in connection with the term loan, including Starwood's costs incurred in connection with the term loan up to a specified maximum amount. Under the terms of the commitment, the Partnership had agreed not to pursue or negotiate any other offers with a third party for a financing similar in size or purpose as the term loan, and, except under certain limited circumstances, in the event the Partnership were to enter into an agreement with a third party on or before December 1, 1996 (subject to extension under certain circumstances) for similar financing, the Partnership would be obligated to pay Starwood a break-up fee between $2.4 and $4.4 million plus certain expenses. The closing of the term loan is subject to the satisfaction (or waiver) of various conditions, and if such conditions are met the closing would occur during the fourth quarter of 1996. However, there is no assurance undersigned thereunto duly authorized.


                 ARVIDA/JMB PARTNERS, L.P.

                 BY:   Arvida/JMB Managers, Inc.
                       (The General Partner)




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Vice President
                       Date: November 8, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                             GAILEN J. HULL
                             Gailen J. Hull, Principal Accounting Officer
                       Date: November 8, 1996