Form 10-K405
period 1996-12-31
ARVIDA JMB PARTNERS L P
filed 1997-03-31
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the Fiscal Year
Ended December 31, 1996                Commission file no. 0-16976


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




                               TABLE OF CONTENTS


                                                         Page
                                                         ----
PART I

Item  1.     Business . . . . . . . . . . . . . . . . . .   1

Item  2.     Properties . . . . . . . . . . . . . . . . .   4

Item  3.     Legal Proceedings. . . . . . . . . . . . . .   6

Item  4.     Submission of Matters to a
             Vote of Security Holders . . . . . . . . . .  10


PART II

Item  5.     Market for the Partnership's Limited
             Partnership Interests and
             Related Security Holder Matters. . . . . . .  11

Item  6.     Selected Financial Data. . . . . . . . . . .  12

Item  7.     Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .  14

Item  8.     Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  24

Item  9.     Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  58


PART III

Item 10.     Director and Executive Officers of
             the Registrant . . . . . . . . . . . . . . .  59

Item 11.     Executive Compensation . . . . . . . . . . .  63

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  65

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  67


PART IV

Item 14.     Exhibits, Financial Statement
             Schedules, and Reports on Form 8-K . . . . .  67


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  70












                                   i




                                PART I

ITEM 1.  BUSINESS

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     The registrant, Arvida/JMB Partners, L.P. (the "Partnership"), is a limited partnership formed in 1987 and currently governed under the Revised Uniform Limited Partnership Act of the State of Delaware. The Partnership was formed to own and develop substantially all of the assets of Arvida Corporation (the "Seller"), a subsidiary of The Walt Disney Company, which were acquired by the Partnership from the Seller on September 10, 1987. On September 16, 1987, the Partnership commenced an offering to the public of up to $400,000,000 in Limited Partnership Interests and assignee interests therein ("Interests") pursuant to a Registration Statement on Form S-1 under the Securities Act of 1933 (No. 33-14091). A total of 400,000 Interests were sold to the public (at an offering price of $1,000 per Interest before discounts) and the holders of 400,000 Interests were admitted to the Partnership in October 1987. The offering terminated October 31, 1987. In addition, a holder (an affiliate of the dealer-manager of the public offering) of 4,000 Interests was admitted to the Partnership in October 1987. Subsequent to admittance to the Partnership, no Holder of Interests (a "Holder" or "Holder of Interests") has made any additional capital contribution. The Holders of Interests of the Partnership generally share in their portion of the benefits of ownership of the Partnership's real property investments and other assets according to the number of Interests held.

     Pursuant to the Partnership Agreement, the Partnership may continue in existence until December 31, 2087; however, the General Partner shall elect to pursue one of the following courses of action on or before October 31, 1997: (i) to cause the Interests to be listed on a national exchange or to be reported by the National Association of Securities Dealers Automated Quotation System; (ii) to purchase, or cause JMB Realty Corporation or its affiliates to purchase all of the Interests at their then appraised fair market value (as determined by an independent nationally recognized investment banking firm or real estate advisory company); or (iii) to commence a liquidation phase in which all of the Partnership's remaining assets will be sold or disposed of by the end of the fifteenth year from the termination of the offering.

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

      Arvida Company ("Arvida"), an affiliate of the General Partner, provides certain development and management supervisory personnel to the Partnership for the supervision of all of its projects and operations, subject, in each case, to the overall control of the General Partner on behalf of the Partnership. The Partnership, directly or through certain subsidiaries, provides development and management services to the homeowners associations within the Communities. At December 31, 1996, one of the Partnership's Communities offered a cable television system to its residents, which system is owned and operated by an entity owned by the Partnership.

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

     In the opinion of the General Partner of the Partnership, all of the investment properties held at December 31, 1996 are adequately insured.

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

     The Partnership has approximately 670 employees.

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

     (a)  Palm Beach County, Florida

     The Partnership owned property in Broken Sound, a 970-acre Community located in Boca Raton. The Community offered a wide range of residential products built by the Partnership or third-party builders, all of which were sold and closed as of December 31, 1995.





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

     (d)  Jacksonville, Florida

     The Partnership owned property in two Communities in Ponte Vedra Beach, Florida, twenty-five miles from downtown Jacksonville, known as Sawgrass Country Club and The Players Club at Sawgrass. All units in these Communities were sold and closed as of December 31, 1996. The Partnership also owns property in a 730-acre Community known as the Jacksonville Golf and Country Club which is in its late stage of development.

     (e)  Atlanta, Georgia

     The Partnership owns properties in the Atlanta, Georgia area known as Water's Edge and Dockside. Water's Edge is in its mid stage of development. All of the units in the Partnership's Dockside Community were sold and closed as of December 31, 1996.

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

      The Partnership also owns, either directly or through joint venture interests, various commercial and industrial sites and buildings in Sarasota, Tampa, Ocala, Pompano Beach and Palm Beach County, Florida which are not located in its residential Communities. At December 31, 1996, the joint venture property in Pompano Beach was encumbered by mortgages in the aggregate principal amount of approximately $4.0 million. Reference is made to Note 11 for further discussion of this venture and its related indebtedness.






ITEM 3.  LEGAL PROCEEDINGS

     (A) On June 24, 1996, a lawsuit entitled Irvin Weiss v. Arvida/JMB Managers, Inc., Neil G. Bluhm, Lehman Brothers Inc. and Arvida/JMB Partners, L.P. ("Weiss action") was filed in the County Department, Chancery Division of the Circuit Court of Cook County, Illinois. This lawsuit is a purported class action lawsuit on behalf of Irvin Weiss and all other Holders of Interests to bar (i) the General Partner and Mr. Bluhm from taking any action to chill tender offers from non-affiliates, (ii) the officers, directors and shareholders of the defendants from participating in any special committee on tender offers, (iii) Lehman Brothers Inc. from advising any such special committee, and (iv) defendants and their affiliates from making tender offers. On September 25, 1996, the claims of Irvin Weiss were voluntarily dismissed.

     A second complaint was filed in the County Department, Chancery Division of the Circuit Court of Cook County, Illinois on July 1, 1996, and most recently amended on November 27, 1996 in connection with a court ruling dismissing certain allegations, in the matter of Jack M. Carlstrom, Lynne M. Carlstrom, Woneta Bellevue, Roger Lathbury and Begona Lathbury v. Arvida/JMB Managers, Inc., Neil G. Bluhm, Ira J. Schulman, Burton E. Glazov, Stuart C. Nathan, A. Lee Sacks, John G. Schreiber, Judd D. Malkin, Lehman Brothers Inc., Starwood Capital Group I, L.P., Starwood/Florida Funding, L.L.C., Starwood Opportunity Fund IV, L.P., BSS Capital II, L.L.C., Barry Sternlicht, Walton Street Capital Acquisition Co. III and Whitehall Street Real Estate Limited Partnership VII, and Arvida/JMB Partners, L.P., nominal defendant ("Carlstrom action"). This complaint, as amended, is brought derivatively on behalf of the Partnership and individually on behalf of Jack M. Carlstrom, Lynne M. Carlstrom, Woneta Bellevue, Roger Lathbury and Begona Lathbury and a purported class of all other Holders of Interests (excluding the defendants, members of their immediate families, affiliates, subsidiaries, agents, partners, members of their current or former management or that of their affiliates, and any participant in the alleged conspiracy). The Carlstrom action challenged, among other things, the Partnership's proposed $160 million term loan from Starwood/Florida Funding, L.L.C. ("Starwood financing") and seeks, among other things, to bar defendants from taking any action to chill tender offers or offers for debt financing from non-affiliates; to cause defendants to put the issue of the Starwood financing to a vote of unitholders; to bar defendants from completing the Starwood financing; to disband the Special Committee and allow the Holders of Interests to vote on an "independent slate" of directors to compose a new special committee; and to cause the Partnership and director defendants to auction the Partnership. The complaint, as amended, alleges, among other things, that the General Partner breached its fiduciary duties owed plaintiffs and members of the purported class by failing to negotiate for the financing with other entities and entering into the Starwood financing in order to entrench itself and maintain its control over the Partnership. The complaint, as amended, also alleges that the terms of the Starwood financing are burdensome to the Partnership and allegedly will cause a waste of the Partnership's assets. The Carlstrom action has been consolidated with the Weiss action and is brought as a four-count complaint for breach of fiduciary duty on behalf of the class, breach of fiduciary duty on behalf of the Partnership, conspiracy and collusion to breach fiduciary duties on behalf of the class and the Partnership, and for an injunction on behalf of the class and the Partnership. In addition to the relief described above, plaintiffs in the complaint, as amended, on behalf of themselves and members of the purported class seek damages in a sum to be determined at trial, attorneys' fees and costs, and such other relief as the Court may deem just and proper. On December 13, 1996, the Court granted the plaintiffs' motion for preliminary injunction to stop the Starwood financing until a hearing on a permanent injunction. The Partnership, its General Partner, and members of the Special Committee have appealed the order granting the preliminary injunction. The appeal is pending in the Appellate Court of Illinois, First Judicial District, Case No. 97-0093. In the appeal, the Partnership, its General Partner, and members of the Special Committee, among other things, contend that the wrong legal standard was applied by the trial court in the hearing on plaintiffs' motion for preliminary injunction in requiring the Partnership to prove the fairness of the Starwood financing. In addition, and alternatively, the Partnership contends that the adoption of the Starwood financing, which an independent investment banker opined was commercially reasonable and fair, satisfied the legal standard applied by the Court.
The parties to the Carlstrom action engaged in mediation discussions supervised by the Court which began on March 5, 1997 and have been conducted on various dates thereafter. As of the date of this filing, the parties contemplate an appearance before the Court during the week of March 31, 1997, for purposes of presenting a proposed resolution of this matter for preliminary Court approval. If such mediation discussions do not result in a resolution of this matter, a hearing on a permanent injunction will be scheduled and the appeal process will continue. Due to the uncertainty of the outcome of this matter, the accompanying consolidated financial statements do not reflect any accruals related to the resolution of this litigation.

     (B) On or about September 27, 1996, a lawsuit entitled Vanderbilt Income and Growth Associates, L.L.C. and Raleigh Capital Associates L.P., individually and derivatively on behalf of Arvida/JMB Partners, L.P. v. Arvida/JMB Managers, Inc., Judd D. Malkin, Neil G. Bluhm, Burton E. Glazov, Stuart C. Nathan, A. Lee Sacks, John G. Schreiber, BSS Capital II, L.L.C., Starwood Capital Group I, L.P., Starwood/Florida Funding, L.L.C., Starwood Opportunity Fund, IV, L.P. and Barry Sternlicht, Defendants, and Arvida/JMB Partners, L.P., nominal defendant, was filed in the Court of Chancery of the State of Delaware in and for New Castle County, Civil Action No. 15238 ("Raleigh action"). The Raleigh action was filed as a verified complaint for declaratory and injunctive relief. Plaintiffs claimed that the defendants in entering into the financing commitment letter for the Starwood term financing violated, or aided and abetted, or participated in the violation of, fiduciary duties owed to the Partnership and the Holders of Interests, and put their personal interests ahead of the interests of the Partnership and the Holders of Interests. In the first claim for relief, plaintiffs sought a declaratory judgment that the terms of the Starwood financing be declared null, void and unenforceable. In the second claim for relief, plaintiffs asserted a claim, derivatively on behalf of the Partnership, alleging, among other things, that the financing commitment letter for the Starwood financing was not the product of a valid exercise of business judgment. In addition to the relief described above, plaintiffs sought to preliminarily and permanently enjoin any actions in furtherance of the financing commitment letter, an award of compensatory damages, interest, costs and disbursements, including reasonable attorneys' and experts' fees and such other relief as the Court might deem just and proper. The General Partner and the Partnership filed a motion to dismiss the Raleigh action which motion was granted on November 7, 1996. In granting the motion, the Court held that Raleigh was not a Limited Partner and did not have standing to file the derivative claims. The Court further determined that Raleigh did not have the right to vote. Plaintiffs asked the Court to reconsider its ruling, but the Court denied the request to change its ruling.

     Plaintiffs appealed the November 7, 1996 dismissal order. On December 12, 1996, the Delaware Supreme Court reversed the trial court order on a procedural ground. The Delaware Supreme Court concluded that the trial court should not have considered matters outside of the pleadings in dismissing the Raleigh action without providing the plaintiffs some limited discovery. Accordingly, the Delaware Supreme Court remanded the case back to the trial court for further proceedings.

     On December 16, 1996, the Partnership filed a counterclaim against Vanderbilt Income and Growth Associates, L.L.C. and Raleigh Capital Associates L.P. ("Raleigh"), seeking a declaratory judgment that Raleigh had no right to vote on Partnership matters. On January 28, 1997, the trial court granted plaintiffs leave to dismiss their own complaint concerning the Starwood financing, leaving the Partnership's counterclaim pending.





     By letter dated January 10, 1997, Raleigh requested admission as a Substituted Limited Partner of the Partnership. The Partnership referred the request to the Special Committee of the Partnership. On February 11, 1997, the Special Committee denied the request. Thereafter, the Partnership supplemented its counterclaim, as amended, to seek a court declaration that Raleigh is not entitled to be admitted as a Substituted Limited Partner. On February 20, 1997, Raleigh filed a reply and counterclaim against the Partnership, the General Partner, and the Special Committee. The reply counterclaim seeks, among other things, a declaration that Raleigh has voting rights in the Partnership and that defendants' breached their fiduciary duties by failing to admit Raleigh as a Substituted Limited Partner. The reply counterclaim also seeks to enjoin the Partnership, the General Partner, and the Special Committee from refusing to admit Raleigh as a Substituted Limited Partner, an award of damages, interest, fees, and costs.

     On or about February 28, 1997, Gladys Beasley, individually and as a representative of a class of persons similarly situated, filed an intervenor complaint for declaratory relief against the Partnership. In the intervenor complaint, plaintiff seeks a declaration that purchasers who obtained Interests in the Partnership in the public offering and subsequent Holders of Interests in the Partnership by assignment from original Holders have the same voting rights in the Partnership, among other things, to remove and replace the General Partner. In addition, plaintiff Gladys Beasley, seeks an order adjudging and decreeing that the intervenor action be properly maintained as a class, an award of her costs and expenses of the litigation, and such other relief as the Court deems appropriate.

     The trial of all claims in the Delaware action is scheduled from April 7, 1997 through April 9, 1997.

     (C) The Partnership was named a defendant in a number of homeowner lawsuits, certain of which purported to be class actions, that allegedly in part arose out of or related to Hurricane Andrew, which on August 24, 1992 resulted in damage to a former community development known as Country Walk.

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

     Several of these lawsuits alleged that the Partnership was liable, among other reasons, as a result of its own alleged acts of misconduct or as a result of the Partnership's alleged assumption of Arvida Corporation's liabilities in connection with the Partnership's purchase of Arvida Corporation's assets from The Walt Disney Company ("Disney") in 1987, which included certain assets related to the Country Walk development. Pursuant to the agreement to purchase such assets, the Partnership obtained indemnification by Disney for certain liabilities relating to facts or circumstances arising or occurring prior to the closing of the Partnership's purchase of the assets. Over 80% of the Arvida-built homes in Country Walk were built prior to the Partnership's ownership of the Community. Where appropriate, the Partnership has tendered or will tender each of the above-described lawsuits to Disney for defense and indemnification in whole or in part pursuant to the Partnership's indemnification rights. Where appropriate, the Partnership has also tendered these lawsuits to its various insurance carriers for defense and coverage. The Partnership is unable to determine at this time to what extent damages in these lawsuits, if any, against the Partnership, as well as the Partnership's cost of investigating and defending the lawsuits, will ultimately be recoverable by the Partnership either pursuant to its rights of indemnification by Disney or under contracts of insurance.





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

     Currently, the Partnership is involved in two subrogation lawsuits.
On April 19, 1993, a subrogation claim entitled Village Homes at Country Walk Master Maintenance Association, Inc. v. Arvida Corporation et al., was filed in the 11th Judicial Circuit for Dade County. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). In this suit, as amended, plaintiffs seek to recover damages and pre- and post-judgment interest in connection with $10,873,000 American Reliance has allegedly paid, plus amounts it may have to pay in the future, to the condominium association at Country Walk in the wake of Hurricane Andrew. Disney is also a defendant in this suit. The Partnership believes that the amount of this claim that allegedly relates to units it sold is approximately $3,600,000. Plaintiffs also seek a declaratory judgement seeking to hold the Partnership and other defendants responsible for amounts American Reliance must pay in the future to its insured as additional damages beyond the $10,873,000 previously paid. The Partnership has filed motions directed to the complaint, as amended, and the litigation is in the discovery stage. The Partnership intends to vigorously defend itself. On or about May 10, 1996, a subrogation claim entitled Juarez et al v. Arvida Corporation et al was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County. Plaintiffs filed this suit for the use and benefit of American Reliance. In this suit, plaintiffs seek to recover damages, pre-and post-judgment interest, costs and any other relief the Court may deem just and proper in connection with $3,200,000 American Reliance allegedly paid on specified claims at Country Walk in the wake of Hurricane Andrew. Disney is also a defendant in this suit. The Partnership is advised that the amount of this claim that allegedly relates to units it sold is approximately $350,000. The Partnership intends to defend itself vigorously in this matter. The Partnership was also involved in a subrogation action brought by the Insurance Company of North America ("INA") arising out of a claim that INA allegedly paid on a single home in Country Walk. The Partnership has settled this claim for approximately $45,600 with the settlement being funded by the Partnership's insurance carrier. The Metropolitan Property and Casualty Company ("Metropolitan") has advised the Partnership of its intent to file a subrogation action allegedly in connection with an unspecified number of Arvida-built homes. Currently, Metropolitan has advised the Partnership of three claims, totalling approximately $505,000. The Partnership could be named in other subrogation actions, and in such event, the Partnership intends to vigorously defend itself in such actions.

     (D) On or about October 16, 1995, a lawsuit was filed against the Partnership and others in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida, and amended on or about February 20, 1996, entitled Council of Villages, Inc. et al v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida/JMB Partners, Ltd., Broken Sound Club, Inc., and Country Club Maintenance Association, Inc. ("Council of Villages Case"). The multi-count complaint, as amended, is brought as a class action, and individually, on behalf of various residents of the Broken Sound Community, and alleges that defendants engaged in various acts of misconduct in, among other things, the establishment, operation, management and marketing of the Broken Sound golf course and recreational facilities, as well as the alleged improper failure to turn over such facilities to the Broken Sound homeowners on a timely basis. Plaintiffs seek, through various theories, including but not limited to breach of ordinance, breach of fiduciary duty, fraud, unjust enrichment and civil theft, damages in excess of $45 million, the appointment of a receiver for the Broken Sound Club, other unspecified compensatory damages, the right to seek punitive damages, treble damages, prejudgment interest, attorneys' fees and costs. The Partnership believes that the lawsuit is without merit and intends to vigorously defend itself in this matter.

     (E) On or about July 30, 1996, Savoy v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida/JMB Partners, Ltd., and Broken Sound Club, Inc. was filed against the Partnership and others in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida. The lawsuit is filed as a three-count complaint for dissolution of the Broken Sound Club, Inc. ("Club"), and seeks, among other things, the appointment of a custodian or receiver for the Club, a determination that certain acts be deemed wrongful, the return to the Club of in excess of $2.5 million in alleged "operating profits", an injunction against the charging of certain dues, an injunction requiring the Club to produce certain financial statements, and such other relief as the Court deems just, fair and proper. This action has been consolidated with the Council of Villages Case. The Partnership believes the lawsuit is without merit and intends to vigorously defend itself.

     Other than as described above, the Partnership is not subject to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership. Reference is made to Note 2 regarding certain other litigation involving the Partnership. Reference is also made to Note 11 for a discussion of certain claims by Merrill Lynch, Pierce Fenner & Smith, Inc. ("Merrill Lynch") for indemnification by the Partnership and the General Partner against losses and expenses suffered by Merrill Lynch relating to claims for arbitration asserted against it by certain investors in the Partnership.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1995 and 1996.







                                PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS
              AND RELATED SECURITY HOLDER MATTERS


     As of December 31, 1996, there were 19,145 record Holders of the 404,000 Interests outstanding of the Partnership. There is no public market for Interests, and it is not anticipated that a public market for Interests will develop. Upon request, the General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. However, there are restrictions governing the transferability of these Interests as described in "Transferability of Partnership Interests" on pages A-31 to A-33 of the Partnership Agreement and limitations on the rights of assignees of Holders of Interests as described in Sections 3 and 4 of the Assignment Agreement, which are hereby incorporated by reference to Exhibit 99.1 to this report.

Reference is made to Item 1. Business for a discussion of the election to be made by October 1997 by the General Partner with respect to causing Interests to be listed on a national exchange or to be reported by the National Association of Securities Dealers Automated Quotation System, purchasing or causing an affiliate or affiliates to purchase all of the Interests at their then appraised fair market value, or commencing a liquidation of all of the Partnership's assets.

     Reference is made to Item 6. Selected Financial Data for a discussion of cash distributions made to the Holders of Interests. For a description of the provisions of the Partnership Agreement relating to cash distributions, see Note 14. Reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 8 for a discussion of the factors impacting the Partnership's ability to pay distributions. As a result of certain restrictions on distributions contained in its credit facility agreement, the Partnership made distributions to its Holders of Interests in amounts substantially less than the tax consequences attributable to the Federal taxable income allocable to each Holder multiplied by the maximum individual Federal income tax rate for the years ended December 31, 1995 and 1994.





ITEM 6.  SELECTED FINANCIAL DATA

                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                DECEMBER 31, 1996, 1995, 1994, 1993 AND 1992

                      (NOT COVERED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT'S REPORT)


                               1996          1995           1994         1993          1992
                          ------------- -------------   -----------  ------------  ------------

Total revenues. . . . . .  $342,813,269   382,267,482   315,058,058   247,651,192   174,710,779
                           ============  ============  ============  ============  ============

Net operating income
 (loss) . . . . . . . . .  $ 29,301,748    45,181,165    52,676,462    30,689,914   (23,337,245)
                           ============  ============  ============  ============  ============
Equity in earnings
 (losses) of uncon-
 solidated ventures . . .  $   (177,864)    1,050,994       524,520     1,134,947    (2,225,531)
                           ============  ============  ============  ============  ============
Net income (loss) . . . .  $ 28,011,424    41,836,686    47,197,532    29,293,058   (43,974,366)
                           ============  ============  ============  ============  ============
Net income (loss) per
 Interest (a) . . . . . .  $      67.47        101.91        115.37         71.78       (160.42)
                           ============  ============  ============  ============  ============
Total assets (b). . . . .  $340,640,143   366,439,241   376,371,712   348,094,995   350,807,538
                           ============  ============  ============  ============  ============
Total liabilities (b) . .  $ 90,988,318   133,773,954   179,791,958   196,004,818   228,010,419
                           ============  ============  ============  ============  ============
Cash distributions
 per Interest (c) . . . .  $      25.85         13.49          6.35        --            --
                           ============  ============  ============  ============  ============

     The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.






    (a) The net income (loss) per Interest is based upon the average number of Interests outstanding during each period.

    (b) The Partnership does not present a classified balance sheet as a matter of industry practice, and as such, does not distinguish between current and non-current assets and liabilities.

    (c) Cash distributions from the Partnership are generally not equivalent to Partnership income as determined for Federal income tax purposes or as determined under generally accepted accounting principles. Cash distributions to the Holders of Interests represent a return of capital for Federal income tax purposes. During March 1996, the Partnership made a distribution for 1995 of $10,419,160 to its Holders of Interests ($25.79 per Interest). In addition, during 1996, the Partnership remitted each Holder of Interests' share of a North Carolina non-resident withholding tax on behalf of each Holder of Interests. Such payments, which totalled $25,476 (approximately $.06 per Interest), were deemed distributions to the Holders of Interests. During February 1995, the Partnership made a distribution for 1994 of $5,421,680 to its Holder of Interests ($13.42 per Interest). In addition, during the first quarter of 1995, the Partnership remitted each Holder of Interests' share of a North Carolina non-resident withholding tax on behalf of each Holder of Interests. Such payment, which totalled $26,784 ($.07 per Interest), was deemed a distribution to the Holders of Interests. During February 1994, the Partnership made a distribution for 1993 of $2,565,433 to its Holders of Interests ($6.35 per Interest). There were no cash distributions in 1991, 1992 and 1993.





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996 and 1995, the Partnership had cash and cash equivalents of approximately $53,636,000 and $20,171,000, respectively. Bank overdrafts, which represent checks in transit, of approximately $3,973,000 at December 31, 1995 were repaid from cash on hand during January 1996. Remaining cash and cash equivalents were available for future debt service, working capital requirements and distributions to partners, subject to certain restrictions, as discussed below and in the Notes. The source of both short-term and long-term future liquidity is expected to be derived primarily from the sale of housing units, homesites and land parcels and through the Partnership's credit facility, or a refinancing of such credit facility, which is discussed below.

     Due to the cyclical nature of its operations, a significant portion of the Partnership's cash flow from operations (before debt service and distributions) was generated from closings in the fourth quarter of 1996. However, many of the expenditures related to such closings were incurred prior to the fourth quarter. The increased closing activity in the latter part of 1996 is the primary cause for the increase in cash and cash equivalents at December 31, 1996 as compared to the cash balance reported in the Partnership's quarterly filing at September 30, 1996. In addition, each year numerous housing and homesite closings occur during the last business days in December. Receipts generated from such closings are sometimes not received by the Partnership until January of the following fiscal year. The amount of proceeds to be received from such closings are included in Trade and other accounts receivable on the accompanying consolidated balance sheets. Proceeds from such closings in January 1996 contributed to the increase in Cash and cash equivalents and the decrease in Trade and other accounts receivable at December 31, 1996 as compared to December 31, 1995 on the accompanying consolidated balance sheets.
However, the primary cause for the increase in Cash and cash equivalents and the decrease in Trade and other accounts receivable at December 31, 1996 as compared to 1995 is the collection of receivables for units closed within the Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay, for which revenues were recognized under the percentage of completion method of accounting in 1995.

     The Partnership was able to generate significant cash flow before debt service during 1996, 1995 and 1994. The Partnership utilized this cash flow to make scheduled and additional principal repayments on its outstanding debt, as required under the terms of the credit facility agreement, and to increase its cash reserves. Such payments were the primary reason for the decrease in Notes and mortgages payable, net at December 31, 1996 as compared to December 31, 1995. During February 1997, the Partnership made a distribution for 1996 of $24,240,000 to its Holders of Interests ($60 per Interest) and $1,346,651 to the General Partner and Associate Limited Partners, collectively. In addition, during the first quarter of 1997, the Partnership remitted each Holder of Interests' share of the 1996 North Carolina non-resident withholding tax on behalf of each of the Holders of Interests. Such payments, which totaled $15,369 (approximately $.04 per Interest), are deemed distributions to the Holders of Interests for 1997. The Partnership also remitted $469 to the North Carolina tax authorities during the first quarter of 1997 on behalf of the General Partners and Associate Limited Partners. Such payments are deemed distributions. During March 1996, the Partnership made a distribution for 1995 of $10,419,160 to its Holders of Interests ($25.79 per Interest) and $578,835 to the General Partner and Associate Limited Partners, collectively. In addition, during 1996, the Partnership remitted each Holder of Interests' share of the 1995 North Carolina non-resident withholding tax. Such payments, which totalled $25,476 (approximately $.06 per Interest), were deemed distributions to the Holders of Interests. Distributions totalling $1,416 were also paid during 1996 on behalf of the General Partner and Associate Limited Partners, collectively, a portion of which was also remitted to the North Carolina tax authorities on their behalf. In February 1995, the Partnership made a distribution for 1994 of $5,421,680 to its Holders of Interests of Interests ($13.42 per Interest) and $301,201 to the General Partner and Associate Limited Partners, collectively. In addition, during the first quarter of 1995, the Partnership remitted each Holder of Interests' share of the 1994 North Carolina non-resident withholding tax. Such payment, which totalled $26,784 ($.07 per Interest), was deemed a distribution to the Holders of Interests. A distribution of $1,488 was also paid at that time to the General Partner and Associate Limited Partners, collectively, a portion of which was also remitted to the North Carolina tax authorities on their behalf. As a result of certain restrictions on distributions contained in its credit facility agreement, the Partnership made distributions in amounts substantially less than the tax consequences attributable to the Federal taxable income allocable to each Holder of Interests multiplied by the maximum individual Federal income tax rate for the years ended December 31, 1995 and 1994.

     At December 31, 1996, the Partnership's credit facility consists of a term loan in the original amount of $85,252,520, a revolving line of credit facility up to $20 million, an income property term loan in the original amount of $18,233,326 and a $15 million letter of credit facility. The term loan, the revolving line of credit and the letter of credit facility are secured by recorded mortgages on all otherwise unencumbered real property assets of the Partnership as well as an assignment of all mortgages receivable, equity memberships, certain joint venture interests or joint venture proceeds, and cash balances (with the exception of deposits held in escrow). The income property term loan is secured by the recorded first mortgage on a mixed-use center in Boca Raton, Florida. Another office building also located in Boca Raton, known as Mizner Place, which served as additional collateral for the income property term loan was sold in May 1995. All of the notes under the facility are cross-collateralized and cross-defaulted.

     Under the term loan agreement, the Partnership made scheduled principal payments of $10 million in March 1994, February 1995 and February 1996 and $5 million principal payments in July 1995 and July 1996. In addition, the term loan agreement provides for additional principal repayments to be made upon the sale of certain assets as well as a specified percentage of annual cash flow, as defined. During the year ended December 31, 1996, the Partnership made such additional term loan payments totalling approximately $12.3 million. During January 1997, the Partnership paid off the remaining principal balance of $5,234,008 outstanding under the term loan. Under the income property term loan, principal payments of $0.1 million are required to be paid monthly until maturity. In addition to the scheduled monthly payments, in May 1995 the Partnership used the net proceeds of approximately $4 million from the sale of the Mizner Place office building to pay down the income property term loan. During March 1996, one of the Partnership's lenders purchased the other's participating interest in the Partnership's credit facilities. In addition, during March 1996, the successor lender renewed the Partnership's revolving line of credit, income property term loan and letter of credit facility through July 1997. The Partnership currently anticipates that it will seek an extension from its lender of its income property term loan upon maturity. In addition, the Partnership is currently in negotiations with another lender for a new credit facility. Such facility, if obtained, would, in part, replace the Partnership's existing revolving line of credit and letter of credit facilities. At December 31, 1996, all of the term and income property term loan proceeds had been borrowed with remaining outstanding balances of $5,234,008 and $11,566,746, respectively. The balances outstanding on the revolving line of credit and the letter of credit facilities at December 31, 1996 were $0 and $5,018,311, respectively.





     During June and July of 1996, the Holders of Interests received unsolicited offers to purchase their Interests in the Partnership. The General Partner of the Partnership established a special committee (the "Special Committee") to review such offers and make a recommendation to the Holders of Interests with respect to the offers. In addition, the Partnership engaged Lehman Brothers Inc. ("Lehman") as a financial advisor to assist the Special Committee in evaluating and responding to the offers.

Lehman was asked to render its estimate of the present discounted value ("Estimated Liquidation Value") of an Interest based on the assumption that the Partnership commences an orderly liquidation in October 1997 and completes that liquidation by October 2002. Lehman arrived at an Estimated Liquidation Value as of July 2, 1996 ranging from $565 to $610 per Interest. This Estimated Liquidation Value relied upon the Partnership's estimate of the gross cash distributions that a Holder of Interests would receive through the assumed liquidation period, discounted to reflect the present value of such distributions. Based upon the estimate of the total gross distributions, the General Partner calculated that each Holder would receive total distributions from October 1996 through October 2002 in excess of $1,000 per Interest. Certain assumptions and other factors, including risk factors, that should be considered when analyzing the projected budgets which are the basis of such estimate of gross distributions can be found in the Partnership's Schedule 14D-9 dated July 3, 1996, as amended, and filed with the Securities and Exchange Commission.

Reference to such Schedule 14D-9 is hereby made for a discussion of such assumptions and other factors.

     Following receipt of the Estimated Liquidation Value, the Special Committee determined that, with respect to the Holders of Interests who have the expectation of retaining their Interests through an anticipated orderly liquidation of the Partnership's assets by October 2002 and who have no current or anticipated need for liquidity, these offers were inadequate and not in the best interests of such Holders of Interests. The Special Committee recommended that such Holders reject these offers and not tender their Interests pursuant to these offers. With respect to all other Holders of Interests, the Special Committee expressed no opinion and remained neutral with respect to these offers.

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

     Lehman updated its Estimated Liquidation Value as of October 1, 1996 (the "Revised Estimated Liquidation Value"). In arriving at the Revised Estimated Liquidation Value, Lehman relied upon the Partnership's estimate of the gross cash distributions that the Holders would receive through the assumed liquidation period. These estimated gross distributions were then discounted to reflect the present value of such distributions as of October 1, 1996, which ranges from $595 to $640 per Interest, depending on the different discount rates used.





     During September 1996, the Partnership and Starwood/Florida Funding, L.L.C. ("Starwood") entered into a commitment for a term loan to be made to the Partnership in the amount of $160 million. The Partnership had expected to use the proceeds from the term loan to paydown the remaining outstanding balance on the Partnership's existing term loan and to make a non-taxable distribution, including a non-taxable distribution of $350 per Interest to the Holders of Interests. However, during December 1996, the Partnership was enjoined from consummating this financing transaction with Starwood by the Circuit Court of Cook County Illinois, acting on a preliminary injunction motion by the Plaintiffs in the matter of Jack M. Carlstrom and Lynn M. Carlstrom v. Arvida/JMB Managers, Inc., et al. Pursuant to the terms of the commitment with Starwood, the Partnership is required to pay certain expenses of Starwood including, but not limited to, certain legal expenses due to the Court's decision to enjoin the Partnership from consummating this financing transaction. Reference is made to Subsection (A) of Item 3. Legal Proceedings for further discussion of this litigation.

     In addition, during October 1996, Raleigh commenced another unsolicited offer to acquire up to 100,000 Interests, which represents approximately 24.8% of the outstanding Interests, in the Partnership at a purchase price of $500 per Interest. Such offer remains open as of the date of this report. Based on its analysis and its consultation with its advisors, the Special Committee determined that with respect to Holders of Interests who have the expectation of retaining their Interests through an anticipated orderly liquidation of the Partnership's assets by October 2002 and who have no current or anticipated need for liquidity, the Raleigh offer is inadequate and not in the best interest of such Holders. The Special Committee has recommended that such Holders reject the Raleigh offer and not tender their Interests pursuant to such offer. However, the Special Committee has recommended to those Holders of Interests who have a current need or desire for liquidity that such Holders tender their Interests in the offer. The Special Committee has changed its recommendation to Holders of Interests who have a current need or desire for liquidity from neutrality in light of several factors, including the likelihood that Raleigh will continue to block any of the General Partner's efforts to provide liquidity to the Holders. Also, once the offer expires, the price for Interests through privately negotiated sales and sales through intermediaries may be substantially less than the purchase price under the offer because there is no established market for the Interests.

     The Partnership began incurring significant expenditures in connection with various tender offers for Interests during the third quarter of 1996 and may incur significant additional costs in the future in connection therewith.

     During March 1996, the Partnership closed on the sale of its 20% joint venture interest in Coto de Caza, including the related promissory note for advances previously made to the joint venture, to unaffiliated third parties for a cash sales price of $12.0 million. The Partnership used $2.0 million of the sale proceeds to paydown its term loan. This sale is the primary cause for the decrease in Investments in and advances to joint ventures on the accompanying consolidated balance sheets at December 31, 1996 as compared to December 31, 1995. The General Partner believes that this sale was in the best interest of the Partnership given market conditions in Orange County, California at that time. As a result of this transaction, the Partnership has no future obligations with respect to Coto de Caza. This transaction resulted in gains of approximately $1.8 million and $1.1 million in 1996 for financial reporting and Federal income tax purposes, respectively.




     During April 1996, the Partnership refinanced the loan on one of its retail properties located in its Weston Community with a different lender. The outstanding principal balance on such loan of approximately $8.0 million is included in Notes and mortgages payable at December 31, 1996.
In addition, $3.0 million of subordinated debt attributable to the Cullasaja Joint Venture is included in Notes and mortgages payable at December 31, 1996.

     The Partnership had a $24.0 million revolving construction line of credit for the buildings and certain amenities within the Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay. This line of credit bore interest at the lender's prime rate (8.25% at December 31, 1996) plus 1/2% per annum, and was scheduled to mature in January 1997. As of December 31, 1996, the Partnership had repaid the remaining outstanding principal balance under this line of credit. The Partnership currently anticipates that it will obtain a similar line of credit during 1997 for the remaining two buildings to be constructed within Arvida's Grand Bay.

     During January 1996, the Partnership executed a note for a $7.5 million construction loan for the construction and development of a second retail shopping center located in its Weston Community. This note currently bears interest at the lender's prime rate (8.25% at December 31, 1996) plus 1/2% per annum and matures in July 1997. The Partnership currently anticipates that it will seek an extension of such note with the lender upon maturity. At December 31, 1996, approximately $6.5 million was outstanding under this loan. The proceeds from such loan were the primary source of the funds required to complete the shopping center. The construction of the shopping center was completed in November 1996. The construction and development of this project is the primary cause for the increase in Property and equipment on the accompanying consolidated balance sheets at December 31, 1996 as compared to December 31, 1995.

     Reference is made to Note 11 for further discussion of certain claims by Merrill Lynch for indemnification by the Partnership and the General Partner against losses and expenses suffered by Merrill Lynch relating to claims for arbitration against it by certain investors of the Partnership.

     Reference is also made to Note 11 regarding the terms of a loan agreement for a commercial/industrial joint venture in Pompano Beach, Florida in which the Partnership owns a 50% interest. The Partnership may also have certain continuing obligations relative to this joint venture as referred to in such Note.

     Reference is made to Item 3. Legal Proceedings of this annual report for a discussion of several lawsuits, in which the Partnership is a defendant, allegedly arising out of or relating to Hurricane Andrew and certain property damage allegedly suffered by the plaintiffs at a previously developed community known as Country Walk.

RESULTS OF OPERATIONS

     The results of operations for the years ended December 31, 1996, 1995 and 1994 are primarily attributable to the development and sale or operation of the Partnership's assets. See Note 1 for a discussion regarding the recognition of profit from sales of real estate.

     For the year ended December 31, 1996, the Partnership (including its consolidated ventures and its unconsolidated ventures accounted for under the equity method) closed on the sale of 1,291 housing units, 294 homesite lots, and approximately 39 acres of developed and undeveloped residential or commercial/industrial land tracts. This compares to closings in 1995 of 1,283 housing units, 554 homesite lots, approximately 177 acres of developed and undeveloped residential or commercial/industrial land tracts, as well as an office building located in downtown Boca Raton known as Mizner Place, and the Partnership's cable operations in the Broken Sound Community. Closings in 1994 were for 899 housing units, 608 homesite lots and approximately 12 acres of developed and undeveloped land tracts. Outstanding contracts ("backlog") as of December 31, 1996 were for 538 housing units, 31 homesites and approximately 24 acres of developed and undeveloped land tracts. This compares to a backlog as of December 31, 1995 of 875 housing units, 22 homesites and approximately 18 acres of developed and undeveloped land tracts. The backlog as of December 31, 1994 was for 897 housing units, 67 homesites, approximately 36 acres of developed and undeveloped land tracts as well as the Mizner Place office building.

     The Partnership's Communities are in various stages of development, with estimated remaining build-outs ranging from one to nine years. The Weston Community, located in Broward County, Florida, is the Partnership's largest Community and is in its mid stage of development. Also in their mid stages of development are the River Hills Country Club in Tampa, Florida; the Water's Edge Community in Atlanta, Georgia; The Cullasaja Club, near Highlands, North Carolina and the Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay. The Partnership's Jacksonville Golf & Country Club Community in Florida is in its late stage of development. All of the remaining units in the Partnership's Sawgrass Country Club and Dockside Communities in Jacksonville, Florida and Atlanta, Georgia, respectively, closed during 1996. In addition, the Broken Sound Community, located in Boca Raton, Florida, had its final closings in 1995; however, the Partnership still has equity memberships in the Broken Sound Club to sell. Future revenues will be impacted to the extent that there are lower levels of inventories available for sale as the Partnership's remaining Communities approach or undertake their final phases.

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

     The decrease in housing revenues for 1996 as compared to 1995 is due primarily to the close out of the Partnership's Broken Sound Community in 1995, as well as the close out in 1996 of the remaining units in the Partnership's Sawgrass Country Club and Dockside Communities. Revenues generated at these three Communities decreased approximately $16.8 million as a direct result of the close out of these Communities. This reduction in revenues was partially offset by increased revenues generated at the Partnership's Weston Community due primarily to an increase in the number of townhomes sold in 1996 as compared to 1995. In addition, the Partnership generated more closings and revenues at its Water's Edge Community in Atlanta due to the introduction of several new housing products in 1995 which had their initial closings in 1996. For the year ended December 31, 1995, the Partnership experienced a 43% net increase in the number of housing units closed as compared to 1994. Closings during 1995 exceeded those for 1994 at all of the Partnership's Communities, with the exception of the Broken Sound Community which had its final closings in May 1995. This increase in closing activity is the primary cause for the increase in housing revenues for 1995 as compared to 1994. Closings in the Partnership's Weston Community alone accounted for approximately 93% of the overall net increase in 1995's unit closings. This increase is primarily attributable to the substantial increase in the backlog of unclosed housing units at Weston at December 31, 1994 as compared to December 31, 1993. The increase in the number of closings in the Partnership's Jacksonville Communities for 1995 as compared to 1994 is also due primarily to an increase in the backlog of unclosed units in those Communities at the end of 1994 as compared to 1993. Also contributing to the favorable revenue variance is an increase in the amount of revenues recognized under the percentage of completion method in 1995 at Arvida's Grand Bay on Longboat Key, Florida. During 1995, the Partnership recognized revenues from two buildings at Arvida's Grand Bay as compared to one building in 1994.

     The close-out of the Partnership's higher profit margin products within Broken Sound in 1995, is the cause for the decline in the gross operating profit margin from housing activities since 1994. In addition, South Florida building code changes, which have been in effect since September 1, 1994, have impacted construction requirements in Broward County. These building code changes have resulted in increased construction costs, not all of which have been passed through to the home purchasers at this time. As a result, the Partnership experienced some erosion in its gross operating profit margins from housing sales during 1996 and 1995 as compared to 1994.

     The decrease in homesite revenues for 1996 as compared to 1995 is due primarily to fewer lot closings in Weston as a result of the close out of several of the lower priced products in that Community, as well as a slow down in sales of higher priced products. Also contributing to the decrease in revenues is the close out of lots in the Partnership's Sawgrass Country Club and Dockside Communities in 1995 and 1996, respectively. Homesite revenues decreased for the year ended December 31, 1995 as compared to 1994 due primarily to the close-out of lots in Sawgrass Country Club in 1995. Homesite revenues also decreased at Weston due to lower sales prices generated on the higher priced product sold in that Community.

     The decrease in the gross operating profit margin from homesite activities for the year ended December 31, 1995 as compared to 1994 is due to the decreased closing activity within Sawgrass Country Club due to the close-out of the lots in this Community in 1995, as well as reduced margins from closings of the higher priced product in Weston resulting from decreased sales prices, as discussed above. Also contributing to the decrease in the gross operating profit margin are certain non-recurring adjustments made to cost of sales in 1994 to reflect reductions in development cost estimates for certain of the Partnership's products, primarily in the Weston Community. Development estimates at that time indicated lower costs to be incurred than were previously anticipated, therefore contributing to the higher gross operating profit margins in 1994.

     The decrease in land and property revenues for 1996 as compared to 1995 is due to a lower volume of land and property sales closed in 1996. Revenues for 1996 were generated primarily from the sale of the Partnership's 20% joint venture interest in Coto de Caza as well as the related promissory note for advances previously made to the joint venture. Revenues for 1996 also include proceeds from closings of several developed commercial parcels in Weston totaling approximately 21 acres, the closing of an approximate 16 acre developed commercial parcel located in Palm Beach




County, Florida, and the closing of an approximate two acre undeveloped commercial parcel in Cobb County, Georgia. Significant revenues were generated in 1995 from the closings of approximately 86 acres of commercial land parcels throughout Palm Beach and Broward Counties in Florida. In addition to these commercial land parcels, the Partnership also closed on the sale of the cable operation in its Broken Sound Community and the Mizner Place office building located in downtown Boca Raton, Florida. Also included in 1995 revenues is the sale of approximately 82 acres of undeveloped land located near Sarasota, Florida, which was distributed to the Partnership by one of its unconsolidated joint ventures. These closings compare to approximately 12 acres of commercial and residential land parcels closed during 1994.

     The gross operating profit margin from land and property sales was higher for 1995 as compared to 1996 and 1994 due primarily to the low cost basis of the land sales generated during 1995.

     Operating properties represents activity from the Partnership's club and hotel operations, commercial properties and certain other operating assets. Revenues from operating properties increased in 1996 as compared to 1995 due primarily to an increase in the number of members and the associated dues collected at Weston Hills Country Club, as well as an increase in revenues generated by the cable operation in Weston due to an increased number of subscribers. Increased room revenues at the Partnership's hotel operation in Boca Raton, Florida, resulting from increased occupancy and room rates, also contributed to the favorable variance. These variances were partially offset by decreased revenues resulting from the May 1996 closing of a restaurant owned by the Partnership and located in its Weston Community, as well as decreased revenues associated with the sale of the Mizner Place office building in May 1995. The increase in revenues from operating properties in 1995 as compared to 1994 is due primarily to increased membership dues and fees generated at the Partnership's club operations in Weston. This favorable variance resulted from an increase in the number of club members as well as an increase in rates charged in 1995 as compared to 1994. The favorable revenue variance from the club operations was partially offset by decreased revenues from the Partnership's cable operation in Broken Sound as well as decreased revenues from Mizner Place due to the sale of these properties in 1995.

     Brokerage and other operations represents activity from the sale of unaffiliated third-party builders' homes within the Partnership's Communities, activity from resale of real estate inside and outside the Partnership's Communities, proceeds from the Partnership's property management activities as well as fees earned from various management agreements with joint ventures. The decrease in revenues from brokerage and other operations for 1996 as compared to 1995 is due primarily to decreased resale brokerage activity resulting from the closing of certain of the Partnership's Palm Beach County sales offices. In addition, the Partnership sold its resale operation located in Longboat Key near Sarasota, Florida, to an unaffiliated third party purchaser in October 1996. This sale resulted in decreased revenues from that office in 1996 as compared to 1995. No land and property revenues were recognized as a result of this sale as such revenues are contingent upon future operations of the sales office. Also contributing to the decrease in revenues is a decrease in commissions earned from the sale of builders' homes within the Partnership's Broken Sound, Sawgrass Country Club and Dockside Communities due to the close out of products in those Communities. The decrease in revenues from brokerage and other operations for the year ended December 31, 1995 as compared to 1994 is due primarily to a decrease in the number of builder unit closings in the Partnership's Weston Community resulting from a slow down in sales of the higher priced product in that Community. Closings and revenues also decreased due to the late stage of development of the Partnership's Sawgrass Country Club Community and the closeout of its Broken Sound Community in 1995.





     The gross operating profit margin from brokerage and other operations declined for the year ended December 31, 1995 as compared to 1994 due primarily to an adjustment recorded to cost of revenues in the first quarter of 1995 to properly reflect commissions paid in connection with the sales of builders' homes within the Partnership's Communities which had closed prior to December 31, 1994.

     Selling, general and administrative expenses include all marketing costs, with the exception of those costs capitalized in conjunction with the construction of housing units, and project and general administrative costs. These expenses are net of the marketing fees received from third party builders. Despite the significant expenditures incurred in the third and fourth quarters of 1996 in connection with the various tender offers for Partnership Interests, selling, general and administrative expenses decreased for the year ended December 31, 1996 as compared to 1995. This favorable variance is due primarily to reduced marketing and project administrative costs incurred resulting from the close-out of the Partnership's Broken Sound, Sawgrass Country Club and Dockside Communities.

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

     The increase in interest income since 1994 is due primarily to an increase in the average amounts invested in short-term financial instruments.

     The decrease in Equity in earnings of unconsolidated ventures for 1996 as compared to 1995 resulted from the Partnership recording its share of income generated from a land sale by the commercial joint venture located in Ocala, Florida during the first quarter of 1995. No land sales were generated by the unconsolidated joint ventures in which the Partnership holds interests during 1996. The income recorded as a result of that land sale is also the primary cause for the increase in Equity in earnings of unconsolidated ventures for the year ended December 31, 1995 as compared to 1994.

     Interest and real estate taxes decreased for 1996 as compared to 1995 due to a reduction in real estate taxes incurred for the year. Interest and real estate taxes decreased for the year ended December 31, 1995 as compared to 1994 due primarily to a decrease in the average amount of borrowings outstanding during the period, as well as a decrease in real estate taxes incurred, due primarily to the high volume of closings during 1995.





     The Partnership adopted the Financial Accounting Standards Board Issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective January 1, 1995. As a result, an impairment loss of $2.2 million was recorded to the carrying value of its Cullasaja Community located near Highlands, North Carolina. This loss was recorded based upon an analysis of estimated discounted cash flows used to determine the Community's fair value. The fair value analysis estimates sell out of the remaining houses, homesites and equity memberships in the Community by the year 2000. This loss is reflected as the Cumulative effect due to change in accounting for long-lived assets on the accompanying Consolidated Statements of Operations for the year ended December 31, 1995. As a result of this adjustment, Cullasaja's carrying value is recorded at approximately $5.4 million and $7.1 million at December 31, 1996 and December 31, 1995, respectively. The Partnership requires no impairment losses or other adjustments to be recorded as of December 31, 1996 as a result of the application of this Statement.

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





ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                                 INDEX



Report of Independent Certified Public Accountants

Consolidated Balance Sheets, December 31, 1996 and 1995

Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995 and 1994

Consolidated Statements of Changes in Partners' Capital Accounts for the years ended December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994

Notes to Consolidated Financial Statements


SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or immaterial, or the information is presented in the consolidated financial statements or related notes.












                     REPORT OF ERNST & YOUNG LLP,
               INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Partners of
ARVIDA/JMB PARTNERS, L.P.

     We have audited the accompanying consolidated balance sheets of Arvida/JMB Partners, L.P. and Consolidated Ventures as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in partners' capital accounts, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arvida/JMB Partners, L.P. and Consolidated Ventures at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.










                                       ERNST & YOUNG LLP


Miami, Florida
February 21, 1997





                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 1996 AND 1995

                                                   ASSETS
                                                   ------
                                                                            1996              1995
                                                                        ------------      -----------
Cash and cash equivalents (note 3). . . . . . . . . . . . . . . . . .   $ 53,635,737       20,171,289
Restricted cash (note 3). . . . . . . . . . . . . . . . . . . . . . .     11,833,522       13,852,395
Trade and other accounts receivable (net of allowance
  for doubtful accounts of $261,326 and $236,052
  at December 31, 1996 and 1995, respectively). . . . . . . . . . . .      3,582,995       28,056,262
Mortgages receivable (net of valuation allowances of
  $951,839 and $951,938 at December 31, 1996 and 1995,
  respectively) (note 4). . . . . . . . . . . . . . . . . . . . . . .      1,269,460        1,994,583
Real estate inventories (notes 5 and 8) . . . . . . . . . . . . . . .    174,638,454      199,372,799
Property and equipment, net (notes 6 and 8) . . . . . . . . . . . . .     79,373,444       71,842,531
Investments in and advances to joint ventures, net (note 7) . . . . .      2,739,842       13,955,093
Equity memberships (note 9) . . . . . . . . . . . . . . . . . . . . .      5,457,880        7,367,266
Amounts due from affiliates (note 10) . . . . . . . . . . . . . . . .      1,003,732        1,131,697
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . .      7,105,077        8,695,326
                                                                        ------------      -----------
          Total assets. . . . . . . . . . . . . . . . . . . . . . . .   $340,640,143      366,439,241
                                                                        ============      ===========





                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES
                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                 ------------------------------------------

                                                                            1996              1995
                                                                        ------------      -----------
Liabilities:
  Bank overdrafts . . . . . . . . . . . . . . . . . . . . . . . . . .   $      --           3,972,987
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .     21,532,400       22,918,450
  Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     17,287,325       23,825,499
  Accrued expenses and other liabilities. . . . . . . . . . . . . . .     15,324,815       12,718,654
  Notes and mortgages payable, net (note 8) . . . . . . . . . . . . .     36,843,778       70,338,364
                                                                        ------------      -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .     90,988,318      133,773,954
                                                                        ------------      -----------
Partners' capital accounts (note 14)
  General Partner and Associate Limited Partners:
     Capital contributions. . . . . . . . . . . . . . . . . . . . . .         20,000           20,000
     Cumulative net income. . . . . . . . . . . . . . . . . . . . . .     35,750,061       34,994,723
     Cumulative cash distributions. . . . . . . . . . . . . . . . . .    (34,492,285)     (33,912,035)
                                                                        ------------      -----------
                                                                           1,277,776        1,102,688
                                                                        ------------      -----------
  Holders of Interests:
    Initial Holder of Interests:
     Capital contributions, net of offering costs . . . . . . . . . .    364,841,815      364,841,815
     Cumulative net income. . . . . . . . . . . . . . . . . . . . . .     36,071,642        8,815,556
     Cumulative cash distributions. . . . . . . . . . . . . . . . . .   (152,539,408)    (142,094,772)
                                                                        ------------      -----------
                                                                         248,374,049      231,562,599
                                                                        ------------      -----------
          Total partners' capital accounts  . . . . . . . . . . . . .    249,651,825      232,665,287
                                                                        ------------      -----------
          Total liabilities and partners' capital . . . . . . . . . .   $340,640,143      366,439,241
                                                                        ============      ===========







           The accompanying notes are an integral part of these consolidated financial statements.




                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)

                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                            FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                           1996             1995            1994
                                                       ------------     ------------    ------------
Revenues:
  Housing . . . . . . . . . . . . . . . . . . . . .    $236,236,822      245,700,339     195,077,922
  Homesites . . . . . . . . . . . . . . . . . . . .      23,652,202       41,429,110      49,775,550
  Land and property . . . . . . . . . . . . . . . .      25,979,069       37,065,413      11,050,339
  Operating properties. . . . . . . . . . . . . . .      29,985,372       28,205,307      26,719,132
  Brokerage and other operations. . . . . . . . . .      26,959,804       29,867,313      32,435,115
                                                       ------------     ------------    ------------

          Total revenues. . . . . . . . . . . . . .     342,813,269      382,267,482     315,058,058
                                                       ------------     ------------    ------------

Cost of revenues:
  Housing . . . . . . . . . . . . . . . . . . . . .     202,965,915      205,949,253     152,838,691
  Homesites . . . . . . . . . . . . . . . . . . . .      15,486,069       27,815,676      28,980,971
  Land and property . . . . . . . . . . . . . . . .      18,554,274       17,141,616       6,488,326
  Operating properties. . . . . . . . . . . . . . .      28,560,746       27,892,903      26,648,781
  Brokerage and other operations. . . . . . . . . .      25,389,876       26,986,730      26,733,988
                                                       ------------     ------------    ------------

          Total cost of revenues. . . . . . . . . .     290,956,880      305,786,178     241,690,757
                                                       ------------     ------------    ------------





                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)

                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

                                                           1996             1995            1994
                                                       ------------     ------------    ------------

Gross operating profit. . . . . . . . . . . . . . .      51,856,389       76,481,304      73,367,301

Selling, general and administrative expenses. . . .      22,554,641       22,755,471      20,690,839
Writedown of the carrying value of real estate
  inventories and other assets
  (notes 1, 5 and 7). . . . . . . . . . . . . . . .           --           8,544,668           --
                                                       ------------     ------------    ------------

          Net operating income. . . . . . . . . . .      29,301,748       45,181,165      52,676,462

Interest income . . . . . . . . . . . . . . . . . .       1,567,646        1,201,172       1,068,011
Equity in earnings (losses) of unconsolidated
  ventures (notes 1 and 7). . . . . . . . . . . . .        (177,864)       1,050,994         524,520
Interest and real estate taxes, net (note 1). . . .      (2,680,106)      (3,396,645)     (7,071,461)
                                                       ------------     ------------    ------------

          Income before extraordinary
            item and cumulative effect
            due to change in accounting for
            long-lived assets . . . . . . . . . . .      28,011,424       44,036,686      47,197,532

          Cumulative effect due to change
            in accounting for long-lived
            assets (note 16). . . . . . . . . . . .           --          (2,200,000)          --
                                                       ------------     ------------    ------------
          Net income. . . . . . . . . . . . . . . .    $ 28,011,424       41,836,686      47,197,532
                                                       ============     ============    ============
          Net income per Interest . . . . . . . . .    $      67.47           101.91          115.37
                                                       ============     ============    ============
          Cash distribution per Interest. . . . . .    $      25.85            13.49            6.35
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




                                            ARVIDA/JMB PARTNERS, L.P.
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS

                              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


         GENERAL PARTNER AND ASSOCIATE LIMITED PARTNERS         HOLDERS OF INTERESTS (404,000 INTERESTS)
      ----------------------------------------------------------------------------------------------------------
                                                                              NET
         CONTRIBU-      NET        CASH                                     INCOME
          TIONS       INCOME    DISTRIBUTIONS    TOTAL    CONTRIBUTIONS     (LOSS)   DISTRIBUTIONS     TOTAL
         ---------   ---------  ------------- ----------- -------------   -------------------------------------
Balance
 Decem-
 ber 31,
 1993 . . .$20,000 33,739,753    (33,466,823)    292,930   364,841,815   (78,963,692)(134,080,876) 151,797,247
Net income
 (note 14).   --      588,701       (142,523)    446,178         --       46,608,831   (2,565,432)  44,043,399
           ------- ----------    ----------- -----------   -----------   ----------- ------------  -----------
Balance
 Decem-
 ber 31,
 1994 . . . 20,000 34,328,454    (33,609,346)    739,108   364,841,815   (32,354,861)(136,646,308) 195,840,646
Net income
 (note 14).   --      666,269       (302,689)    363,580         --       41,170,417   (5,448,464)  35,721,953
           ------- ----------    ----------- -----------   -----------   ----------- ------------  -----------
Balance
 Decem-
 ber 31,
 1995 . . . 20,000 34,994,723    (33,912,035)  1,102,688   364,841,815     8,815,556 (142,094,772) 231,562,599

Net income
 (note 14).   --      755,338       (580,250)    175,088         --       27,256,086  (10,444,636)  16,811,450
           ------- ----------    ----------- -----------   -----------   ----------- ------------  -----------
Balance
 Decem-
 ber 31,
 1996 . . .$20,000 35,750,061    (34,492,285)  1,277,776   364,841,815    36,071,642 (152,539,408) 248,374,049
           ======= ==========    =========== ===========   ===========   =========== ============  ===========



             The accompanying notes are an integral part of these consolidated financial statements.




                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                            FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                           1996             1995            1994
                                                       ------------     ------------    ------------
Net income. . . . . . . . . . . . . . . . . . . . .     $28,011,424       41,836,686      47,197,532
Charges (credits) to net income not
 requiring (providing) cash:
  Depreciation and amortization . . . . . . . . . .       5,896,551        5,661,479       5,556,524
  Equity in (earnings) losses of
    unconsolidated ventures . . . . . . . . . . . .         177,864       (1,050,994)       (524,520)
  Provision for doubtful accounts . . . . . . . . .          77,203            6,511         136,395
  Loss (gain) on sale of property and equipment . .         487,237       (3,530,599)         32,888
  Writeoff of abandoned property and equipment. . .         147,600             --              --
  Writedowns of the carrying value of real estate
    inventories and other assets
    (notes 1, 5 and 7). . . . . . . . . . . . . . .           --           8,544,668           --
  Cumulative effect due to change in
    accounting for long-lived assets
    (note 16) . . . . . . . . . . . . . . . . . . .           --           2,200,000           --
Changes in:
  Restricted cash . . . . . . . . . . . . . . . . .       2,018,873          380,145      (1,586,862)
  Trade and other accounts receivable . . . . . . .      24,396,064       (9,852,816)    (11,047,638)
  Real estate inventories:
    Additions to real estate inventories. . . . . .    (203,298,668)    (230,936,219)   (195,200,305)
    Cost of revenues. . . . . . . . . . . . . . . .     236,765,217      250,906,545     188,307,988
    Capitalized interest. . . . . . . . . . . . . .      (4,672,972)      (8,336,902)     (8,278,441)
    Capitalized real estate taxes . . . . . . . . .      (3,144,609)      (3,448,313)     (4,024,528)
  Equity memberships. . . . . . . . . . . . . . . .       1,909,386        2,003,598       5,572,166
  Amounts due from affiliates . . . . . . . . . . .         127,965         (607,141)       (436,167)
  Prepaid expenses and other assets . . . . . . . .       1,523,541          312,157      (1,177,376)
  Accounts payable, accrued expenses and
    other liabilities . . . . . . . . . . . . . . .       1,144,176       (2,028,810)     12,225,653
  Deposits. . . . . . . . . . . . . . . . . . . . .      (6,538,174)      (3,257,267)      5,072,358
                                                       ------------     ------------    ------------
          Net cash provided by operations . . . . .      85,028,678       48,802,728      41,825,667
                                                       ------------     ------------    ------------





                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                           1996             1995            1994
                                                       ------------     ------------    ------------
Investing activities:
  Mortgages receivable, net . . . . . . . . . . . .         725,123         (900,360)      1,846,738
  Acquisitions of property and equipment. . . . . .     (13,748,825)     (11,312,321)     (7,116,040)
  Proceeds from disposals of property
    and equipment . . . . . . . . . . . . . . . . .          24,899        7,027,220           5,190
  Joint venture distributions (contributions),
    net . . . . . . . . . . . . . . . . . . . . . .         (79,776)       1,177,194       1,667,346
  Payments from (advances to) joint ventures. . . .       4,167,035          (60,235)        220,232
  Proceeds from disposition of
    joint venture interest. . . . . . . . . . . . .       6,111,440            --              --
                                                       ------------     ------------    ------------

          Net cash used in investing activities . .      (2,800,104)      (4,068,502)     (3,376,534)
                                                       ------------     ------------    ------------
Financing activities:
  Proceeds from notes and long-term borrowings. . .      33,944,724       55,814,878      20,132,159
  Payments of notes and long-term borrowings. . . .     (67,710,977)    (100,624,039)    (52,755,626)
  Proceeds from (payments of) bank overdrafts . . .      (3,972,987)       3,972,987      (1,659,930)
  Distributions to General Partner and
    Associate Limited Partners. . . . . . . . . . .        (580,250)        (302,689)       (142,523)
  Distributions to Holders of Interests . . . . . .     (10,444,636)      (5,448,464)     (2,565,432)
                                                       ------------     ------------    ------------
          Net cash used in financing
            activities. . . . . . . . . . . . . . .     (48,764,126)     (46,587,327)    (36,991,352)
                                                       ------------     ------------    ------------
          Increase (decrease) in cash
            and cash equivalents. . . . . . . . . .      33,464,448       (1,853,101)      1,457,781
          Cash and cash equivalents,
            beginning of year . . . . . . . . . . .      20,171,289       22,024,390      20,566,609
                                                       ------------     ------------    ------------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . .    $ 53,635,737       20,171,289      22,024,390
                                                       ============     ============    ============
Supplemental disclosure of cash
 flow information:
  Cash paid for mortgage and other
    interest, net of amounts capitalized. . . . . .    $    110,275            --          3,838,458
                                                       ============     ============    ============





                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                           1996             1995            1994
                                                       ------------     ------------    ------------

  Non-cash investing and financing
   activities:
    Consolidation of Partnership's interest in
      the Arvida Boose Joint Venture (note 7) . . .    $    914,623            --              --
    Notes payable recorded in conjunction with
      the settlement of certain litigation related
      to the Partnership's retail plaza in Boca
      Raton, Florida. . . . . . . . . . . . . . . .         271,667            --              --
    Distribution of land from unconsolidated
      joint venture (note 7). . . . . . . . . . . .          --              717,472           --
                                                       ------------     ------------    ------------

                                                       $  1,186,290          717,472           --
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

     Principles of Consolidation

     The consolidated financial statements include the accounts of Arvida/JMB Partners, L.P. (the "Partnership") and its consolidated ventures (note 7). All material intercompany balances and transactions have been eliminated in consolidation. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to those investments where the Partnership's ownership interest is 50% or less, with the exception of the Partnership's investment in the Coto de Caza Joint Venture which was accounted for in accordance with the cost method of accounting until March 1996 when the Partnership sold its interest in the joint venture. Reference is made to note 7 for a discussion of the sale of the Partnership's interest in the Coto de Caza Joint Venture.

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

     Real Estate Inventories and Cost of Real Estate Revenues

     Real estate inventories are carried at cost, including capitalized interest and property taxes. The total cost of land, land development and common costs are apportioned among the projects on the relative sales value method. Costs pertaining to the Partnership's housing, homesite, and land and property revenues reflect the cost of the acquired assets as well as development costs, construction costs, capitalized interest, capitalized real estate taxes and capitalized overheads. Certain marketing costs relating to housing projects, including exhibits and displays, and certain planning and other pre-development activities, excluding normal period expenses, are capitalized and charged to housing cost of revenues as related units are closed. A warranty reserve is provided as residential units are closed. This reserve is reduced by the cost of subsequent work performed.

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

     Capitalized Interest and Real Estate Taxes

     Interest and real estate taxes are capitalized to qualifying assets, principally real estate inventories. Such capitalized interest and real estate taxes are charged to cost of revenues as sales of real estate inventories are recognized. Interest, including the amortization of loan fees, of $4,672,972, $8,481,343 and $11,257,464 was incurred for the years ended December 31, 1996, 1995 and 1994, respectively, of which $4,672,972, $8,336,902 and $8,278,441 was capitalized for the years ended December 31, 1996, 1995 and 1994, respectively. Interest payments, including amounts capitalized, of $4,783,247, $7,937,153 and $12,116,899 were made for the years ended December 31, 1996, 1995 and 1994, respectively. The decrease in interest payments since 1994 is due primarily to a decrease in the average amounts of borrowings outstanding.

     Real estate taxes of $5,824,715, $6,700,517 and $8,116,966 were incurred for the years ended December 31, 1996, 1995 and 1994, respectively, of which $3,144,609, $3,448,313 and $4,024,528 were capitalized for the years ended December 31, 1996, 1995 and 1994, respectively. Real estate tax payments of $5,773,005, $6,690,152 and $8,212,002 were made for the years ended December 31, 1996, 1995 and 1994, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and operating properties as these taxes are included in cost of revenues for operating properties.

     Property and Equipment and Other Assets

     Property and equipment are carried at cost less accumulated depreciation and are depreciated on the straight-line method over the estimated useful lives of the assets, which range from two to forty years. Provisions for value impairment are recorded with respect to such assets whenever the estimated future undiscounted cash flows from operations and projected sales proceeds are less than the net carrying value, as discussed in note 15. Expenditures for maintenance and repairs are charged to expense as incurred. Costs of major renewals and improvements which extend useful lives are capitalized.





     Other assets are amortized on the straight-line method, which approximates the interest method, over the useful lives of the assets which range from one to five years. Amortization of other assets, excluding loan fees, of approximately $50,000, $180,000 and $175,000 was recorded for the years ended December 31, 1996, 1995 and 1994, respectively. Amortization of loan fees, which is included in interest expense, of approximately $288,000, $394,000 and $429,000 was recorded for the years ended December 31, 1996, 1995 and 1994, respectively.

     Investments in and Advances to Joint Ventures, Net

     In general, the equity method of accounting has been applied in the accompanying consolidated financial statements with respect to those investments for which the Partnership does not have majority control and where the Partnership's ownership interest is 50% or less. The cost method of accounting was applied in the accompanying consolidated financial statements with respect to the Coto de Caza Joint Venture until March 1996 when the Partnership sold its interest in the joint venture. Reference is made to note 7 for further discussion of this joint venture.

     Investments in the remaining joint ventures are carried at the Partnership's proportionate share of the ventures' assets, net of their related liabilities and adjusted for any basis differences. Basis differences result from the purchase of interests at values which differ from the recorded cost of the Partnership's proportionate share of the joint ventures' net assets.

     The Partnership periodically advances funds to the joint ventures in which it holds ownership interests when deemed necessary and economically justifiable. Such advances are generally interest bearing and are repayable to the Partnership from amounts earned through joint venture operations.

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







                                                     1996                             1995
                                      ------------------------------   ------------------------------
                                       GAAP BASIS         TAX BASIS       GAAP BASIS       TAX BASIS
                                      ------------       -----------     ------------     -----------

Total assets. . . . . . . . . . . .   $340,640,143       596,588,980      366,439,241     547,369,361
 Partners' capital accounts:
    General Partner and
     Associate Limited Partners . .      1,277,776           533,032        1,102,688         395,919
    Holders of Interests. . . . . .    248,374,049       350,658,940      231,562,599     337,607,004
 Net income:
    General Partner and
     Associate Limited Partners . .        755,338           717,363          666,269         673,245
    Holders of Interests. . . . . .     27,256,086        23,496,573       41,170,417      41,861,069
 Net income per Interest. . . . . .          67.47             58.16           101.91          103.62
                                       ===========      ============    =============  =============







     Reference is made to note 14 for further discussion of the allocation of profits and losses to the General Partner, Associate Limited Partners and Holders of Interests.

     The net income per Interest is based upon the average number of Interests outstanding during each period.

     Reclassifications

     Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the 1996 presentation.

     Income Taxes

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable state law to remit directly to the state tax authorities amounts representing withholding on applicable taxable income allocated to the General Partner, Associate Limited Partners and Holders of Interests. In such regard, during the first quarter of 1997, the Partnership remitted each Holder of Interests' share of the 1996 North Carolina non-resident withholding tax to the state tax authorities on behalf of each of the Holder of Interests. Such payments, of approximately $.04 per Interest, are deemed distributions to the Holders Of Interests for 1997. In addition, the cash distributions per Interest made during the years ended December 31, 1996 and 1995 include $.06 and $.07, respectively, which represent each Holder of Interests' share of a North Carolina non-resident withholding tax which was paid directly to the state tax authorities on behalf of the Holders of Interests for the 1995 and 1994 tax years, respectively.


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

     The Partnership's Communities are in various stages of development, with estimated remaining build-outs ranging from one to nine years. The Weston Community, located in Broward County, Florida is the Partnership's largest Community and is in its mid stage of development. Also in their mid stages of development are the River Hills Country Club in Tampa, Florida; the Water's Edge Community in Atlanta, Georgia, The Cullasaja Club, near Highlands, North Carolina and the Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay. The Partnership's Jacksonville Golf & Country Club Community in Florida is in its late stage development. All of the remaining units in the Partnership's Sawgrass Country Club and Dockside Communities were sold and closed as of December 31, 1996. In addition, the Broken Sound Community, located in Boca Raton, Florida, had its final closings in 1995. Future revenues will be impacted to the extent that there are lower levels of inventories available for sale as these Communities approach or undertake their final phases.





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


(3)  CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     Cash and cash equivalents may consist of U.S. Government obligations with original maturities of three months or less, money market demand accounts and repurchase agreements, the cost of which approximated market value. At December 31, 1996 and 1995, no funds were invested in treasury bills. Included in Restricted cash are amounts restricted under various escrow agreements. Credit risk associated with cash, cash equivalents and restricted cash is considered low due to the high quality of the financial institutions in which these assets are held.

(4)  MORTGAGES RECEIVABLE

     Mortgages receivable generally range in maturity from one to three years, certain of which are collateralized by liens on the property sold and bear interest with stated rates up to 10% per annum. All mortgages receivable with below market rates are discounted at the market rate prevailing at the date of issue or purchase. The resulting effective interest rates on mortgages receivable range from approximately 6% to 9% - per annum.





(5)  REAL ESTATE INVENTORIES

     Real estate inventories at December 31, 1996 and 1995 are summarized as follows:

                                          1996              1995
                                      ------------      -----------
Land held for future development
  or sale . . . . . . . . . . . . .   $  7,777,701        9,815,055
Community development inventory:
  Work in progress and
    land improvements . . . . . . .    135,441,247      165,914,109
  Completed inventory . . . . . . .     31,419,506       23,643,635
                                      ------------      -----------

     Real estate inventories. . . .   $174,638,454      199,372,799
                                      ============      ===========

     Reference is made to note 16 for a discussion regarding the impairment of long-lived assets.


(6)  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1996 and 1995 are summarized as follows:
                                            1996           1995
                                        ------------    ----------

  Land. . . . . . . . . . . . . . . . . $  8,437,581     5,971,614
  Land improvements . . . . . . . . . .   30,398,047    27,762,792
  Buildings . . . . . . . . . . . . . .   56,800,858    50,663,162
  Equipment and furniture . . . . . . .   23,292,495    23,111,070
  Construction in progress. . . . . . .      539,275     1,847,685
                                        ------------  ------------

       Total. . . . . . . . . . . . . .  119,468,256   109,356,323
       Accumulated depreciation . . . .  (40,094,812)  (37,513,792)
                                        ------------  ------------

       Property and equipment, net. . . $ 79,373,444    71,842,531
                                        ============  ============

    Depreciation expense of approximately $5,558,000, $5,088,000 and $4,953,000 was incurred for the years ended December 31, 1996, 1995 and 1994, respectively.

     Reference is made to note 16 for a discussion regarding the impairment of long-lived assets.





(7)  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES, NET

     The Partnership has numerous investments in real estate joint ventures with ownership interests ranging from approximately 33% to 50%. The Partnership's joint venture interests accounted for under the equity method are as follows:

                                                      LOCATION OF
NAME OF VENTURE                 % OF OWNERSHIP        PROPERTY
---------------                 --------------        ------------

Arvida Boose
  Joint Venture (a)                   50              Florida

H.A.E. Joint Venture                33-1/3            Florida

Arvida Corporate
  Park Associates                     50              Florida

Arvida Pompano Associates
  Joint Venture                       50              Florida

Mizner Court Associates
  Joint Venture                       50              Florida

Mizner Tower Associates
  Joint Venture                       50              Florida

Ocala 202 Joint Venture               50              Florida

Tampa 301 Associates
  Joint Venture                       50              Florida

Windmill Lake Estates
  Associates
  Joint Venture                       50              Florida

Arvida/RBG I Joint Venture            40              Florida

Arvida/RBG II Joint Venture           40              Florida

     (a) On December 31, 1996, the Partnership purchased its joint venture partner's 50% interest in the Arvida Boose Joint Venture for a purchase price of approximately $1.8 million. As a result of this transaction, the Partnership changed from the equity method of accounting to the consolidated method of accounting for the joint venture effective December 31, 1996. This transaction resulted in an approximate $0.9 million decrease in Investments in and advances to joint ventures, and an approximate $2.7 million increase to Real estate inventories on the accompanying consolidated balance sheets at December 31, 1996 as compared to December 31, 1995.

     The following is combined summary information of joint ventures accounted for under the equity method.






                                                   ASSETS
                                                   ------

                                                                             DECEMBER 31,    DECEMBER 31,
                                                                                 1996            1995
                                                                             ------------    ------------
Real estate inventories . . . . . . . . . . . . . . . . . . . . . . . .      $ 8,570,695       10,221,791
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          866,667        2,118,207
                                                                             -----------      -----------

          Total assets. . . . . . . . . . . . . . . . . . . . . . . . .      $ 9,437,362       12,339,998
                                                                             ===========      ===========


                                      LIABILITIES AND PARTNERS' CAPITAL
                                      ---------------------------------

Accounts payable, deposits and other liabilities. . . . . . . . . . . .      $   555,568          426,049
Notes and mortgages payable . . . . . . . . . . . . . . . . . . . . . .        3,969,139        4,122,947
                                                                             -----------      -----------

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .        4,524,707        4,548,996

Venture partners' capital . . . . . . . . . . . . . . . . . . . . . . .        2,104,308        3,097,200
Partnership's capital . . . . . . . . . . . . . . . . . . . . . . . . .        2,808,347        4,693,802
                                                                             -----------      -----------

          Total liabilities and partners' capital . . . . . . . . . . .      $ 9,437,362       12,339,998
                                                                             ===========      ===========









                                       COMBINED RESULTS OF OPERATIONS
                                       ------------------------------


                                                            DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                                                1996            1995             1994
                                                            ------------    ------------    -------------
Revenues. . . . . . . . . . . . . . . . . . . . . . . .     $     9,485        3,079,514        1,102,242
                                                            ===========     ============     ============
Net income (loss) . . . . . . . . . . . . . . . . . . .     $ (414,137)        1,763,264         (210,087)
                                                            ===========     ============     ============
Partnership's proportionate share of
  net income (loss) . . . . . . . . . . . . . . . . . .     $  (197,121)         908,994         (126,207)
                                                            ===========     ============     ============
Partnership's equity in earnings (losses)
  of unconsolidated ventures. . . . . . . . . . . . . .     $  (177,864)       1,050,994          524,520
                                                            ===========     ============     ============

     The following is a reconciliation of the Partnership's Capital accounts within the joint ventures to its investments in and advances to joint ventures as reflected on the accompanying consolidated balance sheets:

                                                           DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                               1996             1995             1994
                                                           ------------     ------------     ------------

Partnership's Capital, equity method. . . . . . . . . .    $  2,808,347        4,693,802        5,514,724
Partnership's Capital, cost method. . . . . . . . . . .           --           5,836,000        5,836,000
Basis difference. . . . . . . . . . . . . . . . . . . .         (78,896)        (752,135)       7,711,036
                                                            -----------     ------------     ------------

Investments in joint ventures . . . . . . . . . . . . .       2,729,451        9,777,667       19,061,760
Advances to joint ventures, net . . . . . . . . . . . .          10,391        4,177,426        4,117,191
                                                            -----------     ------------     ------------
     Investments in and advances to
       joint ventures, net. . . . . . . . . . . . . . .     $ 2,739,842       13,955,093       23,178,951
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

     During September 1995, the Partnership recorded an approximate $8.5 million writedown to the carrying value of its investment in the Coto de Caza Joint Venture. The Partnership had been evaluating its plans for its interest in this joint venture and was considering a shorter holding period than originally anticipated. Therefore, the Partnership recorded this writedown to reflect the fair value of this investment under market conditions at that time. This writedown is reflected in Writedowns of the carrying values of real estate inventories and other assets on the accompanying consolidated statements of operations for the year ended December 31, 1995. During March 1996, the Partnership closed on the sale of its 20% joint venture interest in Coto de Caza, including the related promissory note for advances previously made to the joint venture, to unaffiliated third parties for a cash sales price of $12.0 million. The Partnership used $2.0 of the sale proceeds to pay down its term loan. This sale is the primary cause for the decrease in Investments in and advances to joint ventures on the accompanying consolidated balance sheets at December 31, 1996 as compared to December 31, 1995. The General Partner believes that this sale was in the best interest of the Partnership given market conditions in Orange County, California at that time. As a result of this transaction, the Partnership has no future obligations with respect to Coto de Caza. This transaction resulted in gains of approximately $1.8 million and $1.1 million in 1996, for financial reporting and Federal income tax purposes, respectively.

     During April 1995, the Partnership received a distribution of approximately 82 acres of undeveloped land near Sarasota, Florida from the Arvida Corporate Park Associates Joint Venture. This transaction is reflected as a non-cash investing and financing activity for the year ended December 31, 1995 on the accompanying consolidated statements of cash flows. The Partnership subsequently sold this land parcel to an unaffiliated third party during April 1995, the proceeds of which are included in Land and property revenues on the accompanying consolidated statements of operations for the year ended December 31, 1995.

     The Partnership incurs certain general and administrative expenses which are paid by the Partnership on behalf of the joint ventures in which it holds interests. The Partnership receives reimbursements from the joint ventures for such costs. For the years ended December 31, 1996 and 1995, the Partnership was entitled to receive approximately $1,800 and $251,900, respectively, from certain of the joint ventures in which it holds interests. At December 31, 1996, approximately $10,400 was owed to the Partnership, which includes amounts owed from previous years, none of which was received as of February 21, 1997.




(8)  NOTES AND MORTGAGES PAYABLE

     Notes and mortgages payable at December 31, 1996 and 1995 are summarized as follows:

                                              1996          1995
                                          -----------   -----------
Term loan credit facility of
 $85,252,250 bearing interest
 at approximately 8.2% and
 8.4% per annum at December 31,
 1996 and 1995, respectively
 (Retired in January 1997) (A). . . . .   $ 5,234,008    32,531,048

Income property term loan of
 $18,233,326 bearing interest
 at approximately 8.0% and 8.5%
 per annum at December 31, 1996
 and 1995, respectively (A) . . . . . .   11,566,746     12,766,746

Revolving line of credit of
 $20,000,000 at December 31,
 1996 and 1995, respectively (A). . . .         --            --

Other notes and mortgages
  payable (B) . . . . . . . . . . . . .    20,043,024    25,040,570
                                          -----------   -----------

          Total . . . . . . . . . . . .   $36,843,778    70,338,364
                                          ===========   ===========

     (A) At December 31, 1996, the Partnership's credit facility consists of a term loan in the original amount of $85,252,520, a revolving line of credit facility up to $20 million, an income property term loan in the original amount of $18,233,326 and a $15 million letter of credit facility.

The term loan, revolving line of credit and letter of credit facility are secured by recorded mortgages on all otherwise unencumbered real property assets of the Partnership, as well as an assignment of all mortgages receivable, equity memberships, certain joint venture interests or joint venture proceeds and cash balances (with the exception of deposits held in escrow). The income property term loan is secured by the recorded first mortgage on a mixed-use center in Boca Raton, Florida. Another office building known as Mizner Place, also located in Boca Raton, which served as additional collateral for the income property loan, was sold in May 1995, and the net sale proceeds of approximately $4 million were used to reduce the outstanding principal amount of the loan. All of the notes under the facility are cross-collateralized and cross-defaulted. At December 31, 1996, the term loan, the revolving line of credit and the income property term loan bear interest based, at the Partnership's option, on one of the lenders' prime rate plus 1.25% per annum or the relevant London Inter-Bank Offering Rate (LIBOR) plus 2.50% per annum. For the year ended December 31, 1996, the effective interest rate for the combined term loan, income property term loan and revolving line of credit facility was approximately 8.0% per annum.

     Under the term loan agreement, the Partnership made scheduled principal payments of $10 million in March 1994, February 1995 and February 1996 and $5 million principal payments in July 1995 and July 1996. In addition, the term loan agreement provides for additional principal repayments based upon a specified percentage of available cash flow and upon the sale of certain assets. During the year ended December 31, 1996, the Partnership made such additional term loan payments totaling approximately $12.3 million. During January 1997, the Partnership paid off the remaining principal balance of $5,234,008 outstanding under the term loan. Under the income property term loan, principal payments of $0.1 million are required to be paid monthly until maturity. During March 1996, the Partnership's lenders reached an agreement with each other whereby one of the lenders would purchase the other's participating interest in the Partnership's credit facilities. In addition, during March 1996, the successor lender agreed to renew the Partnership's revolving line of credit, income property term loan and letter of credit facility through July 1997. The Partnership currently anticipates that it will seek an extension from its lender of its income property term loan upon maturity. In addition, the Partnership is currently in negotiations with another lender for a new credit facility. Such facility, if obtained, would, in part, replace the Partnership's existing revolving line of credit and letter of credit facilities.

     The credit agreement contains significant restrictions with respect to the payment of distributions, the maintenance of certain loan-to-value ratios, the use of proceeds from the sale of the Partnership's assets and advances to the Partnership's joint ventures.

     Loan fees incurred in connection with the restructuring of the Partnership's credit facility have been capitalized and are being amortized over the lives of the loans included in the credit facility using the straight-line method, which approximates the interest method.

     (B) Other notes and mortgages payable are collateralized by certain real estate inventories, property and equipment and certain investments with a net book value of approximately $25.8 million at December 31, 1996. These notes and mortgage notes have a weighted average annual effective interest rate of approximately 8.2% and 7.0% at December 31, 1996 and 1995, respectively, and mature in varying amounts through 2017.

     During April 1996, the Partnership refinanced the loan on one of its retail properties located in its Weston Community with a different lender. The outstanding principal balance on such loan of approximately $8.0 million is included in Notes and mortgages payable at December 31, 1996. In addition, $3.0 million of subordinated debt attributable to the Cullasaja Joint Venture is included in Notes and mortgages payable at December 31, 1996.

     The Partnership had a $24.0 million revolving construction line of credit for the buildings and certain amenities within the Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay. This line of credit bore interest at the lender's prime rate (8.25% at December 31, 1996) plus 1/2% per annum, and was scheduled to mature in January 1997. As of December 31, 1996, the Partnership had repaid the remaining outstanding principal balance under this line of credit. The Partnership currently anticipates that it will obtain a similar line of credit during 1997 for the remaining two buildings to be constructed within Arvida's Grand Bay.

     During January 1996, the Partnership executed a note for a $7.5 million construction loan for the construction and development of a second retail shopping center located in its Weston Community. This note currently bears interest at the lender's prime rate (8.25% at December 31, 1996) plus 1/2% per annum, and matures in July 1997. At December 31, 1996, approximately $6.5 million was outstanding under this loan. The proceeds from such loan were the primary source of the funds required to complete the shopping center. Construction of the shopping center was completed in November 1996. The construction and development of this project is the primary cause for the increase in Property and equipment on the accompanying consolidated balance sheets at December 31, 1996 as compared to December 31, 1995.





     Following is a schedule of the maturities of notes and mortgages payable at December 31, 1996.

         1997 . . . . . . . . . . . . . . . .     $19,156,362
         1998 . . . . . . . . . . . . . . . .         493,549
         1999 . . . . . . . . . . . . . . . .         239,945
         2000 . . . . . . . . . . . . . . . .       6,436,554
         2001 . . . . . . . . . . . . . . . .       7,453,177
         Thereafter . . . . . . . . . . . . .       3,064,191
                                                  -----------
             Total notes and
               mortgages payable. . . . . . .     $36,843,778
                                                  ===========


(9)  EQUITY MEMBERSHIPS

     Equity memberships represent the accumulation of costs incurred in constructing club houses, golf courses, tennis courts and various other related assets, less amounts allocated to memberships sold. These amenities are conveyed to homeowners through the sale of equity memberships.

     Reference is made to note 16 for a discussion regarding the impairment of long-lived assets.


(10)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partner as of December 31, 1996 and for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                          UNPAID AT
                                                         DECEMBER 31,
                            1996       1995       1994      1996
                          --------   --------   -------- ------------
Property management
 fees (note 15) . . . . . $ 68,053     62,913    147,446      --
Insurance commissions . .  260,793    272,316    298,697      --
Reimbursement (at cost)
 for accounting
 services . . . . . . . .   45,408     73,326     63,633         32
Reimbursement (at cost)
 for portfolio manage-
 ment services. . . . . .   54,062     83,884      --        12,976
Reimbursement (at cost)
 for legal services . . .  201,126     41,470     64,949    118,386
Reimbursement (at cost)
 for other administra-
 tive and out-of-pocket
 expenses . . . . . . . .   60,247     78,960     15,345      --
                          --------   --------   --------    -------
                          $689,689    612,869    590,070    131,394
                          ========   ========   ========    =======





     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the year ended December 31, 1996, the amount of such costs incurred by the Partnership on behalf of these affiliates totaled approximately $281,600. Approximately $83,900 was outstanding at December 31, 1996, of which approximately $35,700 was received as of February 21, 1997. For the years ended December 31, 1995 and 1994, the Partnership was entitled to receive reimbursements of approximately $509,000 and $505,300, respectively.

     In accordance with the Partnership Agreement, the General Partner and Associate Limited Partners have deferred a portion of their distributions of net cash flow from the Partnership totaling approximately $1,731,000 as of December 31, 1996. This amount does not bear interest and is expected to be paid in future periods, subject to certain restrictions contained in the Partnership's credit facility agreement.

     Arvida Company ("Arvida"), pursuant to an agreement with the Partner-ship, provides development, construction, management and other personnel and services to the Partnership for all of its projects and operations. Pursuant to such agreement, the Partnership reimburses Arvida for all of its out-of-pocket expenditures (including salary and salary-related costs), subject to certain limitations. The total of such costs for the years ended December 31, 1996, 1995 and 1994 was approximately $5,931,300, $6,233,600 and $6,802,300, respectively, of which approximately $20,000 was unpaid as of December 31, 1996 and all of which was paid as of February 21, 1997.

     The Partnership and Arvida/JMB Partners, L.P.-II (a publicly-held limited partnership affiliated with the General Partner) each employ project-related and administrative personnel who perform services on behalf of both partnerships. In addition, certain out-of-pocket expenditures related to such services and other general and administrative costs are incurred and charged to each partnership as appropriate. The Partnership receives reimbursements from or reimburses Arvida/JMB Partners, L.P.-II for such costs (including salary and salary-related costs). For the year ended December 31, 1996, the Partnership was entitled to receive approximately $1,255,500 from Arvida/JMB Partners, L.P.-II. At December 31, 1996, approximately $7,100 was outstanding, all of which was received as of February 21, 1997. In addition, for the year ended December 31, 1996, the Partnership was obligated to reimburse Arvida/JMB Partners, L.P.-II approximately $113,700. At December 31, 1996, approximately $21,100 was unpaid, all of which was paid as of February 21, 1997. The net reimbursements paid to the Partnership for the years ended December 31, 1995 and 1994 were approximately $2,416,100 and $2,491,100, respectively.

     The Partnership pays for certain general and administrative costs on behalf of its clubs, homeowners associations and maintenance associations. The Partnership receives reimbursements from the affiliates for such costs.

For the year ended December 31, 1996, the Partnership was entitled to receive approximately $459,200 from its affiliates. At December 31, 1996, approximately $83,000 was owed to the Partnership, of which approximately $72,500 was received as of February 21, 1997. The reimbursements paid to the Partnership for the years ended December 31, 1995 and 1994 were approximately $350,700 and $594,200, respectively. In addition, the Partnership owes its equity clubs for certain costs incurred by the clubs which are obligations of the Partnership. For the year ended December 31, 1996, the Partnership was obligated to reimburse its equity clubs approximately $19,500. At December 31, 1996, approximately $15,800 was unpaid, none of which was paid as of February 21, 1997.





     The Partnership, pursuant to an agreement, provides management and other personnel and services to one of its equity clubs. Pursuant to this agreement, the Partnership is entitled to receive a management fee for the services provided to the club. For the year ended December 31, 1996 and 1995, the Partnership was entitled to receive approximately $598,300 and $472,200. At December 31, 1996, approximately $100,100 was owed to the Partnership, none of which was received as of February 21, 1997.

     The Partnership also funds certain capital expenditures and operating deficits of its equity clubs as well as operating deficits of its homeowners associations, as deemed necessary. The funding of operating deficits is expensed by the Partnership. Funding of capital expenditures is expected to be reimbursed from future cash flows generated by the equity clubs. At December 31, 1996, the Partnership was owed approximately $617,500 for such reimbursements, none of which was received as of February 21, 1997.

     The Partnership periodically incurs salary and salary-related costs on behalf of an affiliate of the General Partner of the Partnership. The Partnership was entitled to receive approximately $399,000 for such costs for the year ended December 31, 1996. At December 31, 1996, approximately $169,000 was outstanding, none of which was received as of February 21, 1997.

     Effective October 1, 1995, the General Partner of the Partnership engaged independent third parties to perform certain administrative services for the Partnership which were previously performed by, and partially reimbursed to, affiliates of the General Partners. Use of such third parties is not expected to have a material effect on the operations of the Partnership.


(11)  COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under standby letters of credit and bonds for approximately $5,018,300 and $7,397,100, respectively, at December 31, 1996. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable under bonds for approximately $1,020,000 at December 31, 1996.

     The Partnership leases certain building space for its management offices, sales offices and other facilities, as well as certain equipment. The building and equipment leases expire over the next two to nine years. Minimum future rental commitments under non-cancelable operating leases having a remaining term in excess of one year as of December 31, 1996 are as follows:

              1997. . . . . . . . . . . . .    $1,364,535
              1998. . . . . . . . . . . . .     1,217,057
              1999. . . . . . . . . . . . .       633,614
              2000. . . . . . . . . . . . .       442,772
              2001. . . . . . . . . . . . .       243,450
              Thereafter. . . . . . . . . .        57,693
                                               ----------
                                               $3,959,121
                                               ==========

     Rental expense of $1,949,770, $2,095,932 and $2,001,171 was incurred for the years ended December 31, 1996, 1995 and 1994, respectively.

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

     A second complaint was filed in the County Department, Chancery Division of the Circuit Court of Cook County, Illinois on July 1, 1996, and most recently amended on November 27, 1996 in connection with a court ruling dismissing certain allegations, in the matter of Jack M. Carlstrom, Lynne M. Carlstrom, Woneta Bellevue, Roger Lathbury and Begona Lathbury v. Arvida/JMB Managers, Inc., Neil G. Bluhm, Ira J. Schulman, Burton E. Glazov, Stuart C. Nathan, A. Lee Sacks, John G. Schreiber, Judd D. Malkin, Lehman Brothers Inc., Starwood Capital Group I, L.P., Starwood/Florida Funding, L.L.C., Starwood Opportunity Fund IV, L.P., BSS Capital II, L.L.C., Barry Sternlicht, Walton Street Capital Acquisition Co. III and Whitehall Street Real Estate Limited Partnership VII, and Arvida/JMB Partners, L.P., nominal defendant ("Carlstrom action"). This complaint, as amended, is brought derivatively on behalf of the Partnership and individually on behalf of Jack M. Carlstrom, Lynne M. Carlstrom, Woneta Bellevue, Roger Lathbury and Begona Lathbury and a purported class of all other Holders of Interests (excluding the defendants, members of their immediate families, affiliates, subsidiaries, agents, partners, members of their current or former management or that of their affiliates, and any participant in the alleged conspiracy). The Carlstrom action challenged, amoung other things, the Partnership's proposed $160 million term loan from Starwood/Florida Funding, L.L.C. ("Starwood financing") and seeks, among other things, to bar defendants from taking any action to chill tender offers or offers for debt financing from non-affiliates; to cause defendants to put the issue of the Starwood financing to a vote of unitholders; to bar defendants from completing the Starwood financing; to disband the Special Committee and allow the Holders of Interests to vote on an "independent slate" of directors to compose a new special committee; and to cause the Partnership and director defendants to auction the Partnership. The complaint, as amended, alleges, among other things, that the General Partner breached its fiduciary duties owed plaintiffs and members of the purported class by failing to negotiate for the financing with other entities and entering into the Starwood financing in order to entrench itself and maintain its control over the Partnership. The complaint, as amended, also alleges that the terms of the Starwood financing are burdensome to the Partnership and allegedly will cause a waste of the Partnership's assets. The Carlstrom action has been consolidated with the Weiss action and is brought as a four-count complaint for breach of fiduciary duty on behalf of the class, breach of fiduciary duty on behalf of the Partnership, conspiracy and collusion to breach fiduciary duties on behalf of the class and the Partnership, and for an injunction on behalf of the class and the Partnership. In addition to the relief described above, plaintiffs in the complaint, as amended, on behalf of themselves and members of the purported class seek damages in a sum to be determined at trial, attorneys' fees and costs, and such other relief as the Court may deem just and proper. On December 13, 1996, the Court granted the plaintiffs' motion for preliminary injunction to stop the Starwood financing until a hearing on a permanent injunction. The Partnership, its General Partner, and members of the Special Committee have appealed the order granting the preliminary injunction. The appeal is pending in the Appellate Court of Illinois, First Judicial District, Case No. 97-0093. In the appeal, the Partnership, its General Partner, and members of the Special Committee, among other things, contend that the wrong legal standard was applied by the trial court in the hearing on plaintiffs' motion for preliminary injunction in requiring the Partnership to prove the fairness of the Starwood financing. In addition, and alternatively, the Partnership contends that the adoption of the Starwood financing, which an independent investment banker opined was commercially reasonable and fair, satisfied the legal standard applied by the Court.
The parties to the Carlstrom action engaged in mediation discussions supervised by the Court which began on March 5, 1997 and have been conducted on various dates thereafter. As of the date of this filing, the parties contemplate an appearance before the Court during the week of March 31, 1997, for purposes of presenting a proposed resolution of this matter for preliminary Court approval. If such mediation discussions do not result in a resolution of this matter, a hearing on a permanent injunction will be scheduled and the appeal process will continue. Due to the uncertainty of the outcome of this matter, the accompanying consolidated financial statements do not reflect any accruals related to the resolution of this litigation.

     On or about September 27, 1996, a lawsuit entitled Vanderbilt Income and Growth Associates, L.L.C. and Raleigh Capital Associates L.P., individually and derivatively on behalf of Arvida/JMB Partners, L.P. v. Arvida/JMB Managers, Inc., Judd D. Malkin, Neil G. Bluhm, Burton E. Glazov, Stuart C. Nathan, A. Lee Sacks, John G. Schreiber, BSS Capital II, L.L.C., Starwood Capital Group I, L.P., Starwood/Florida Funding, L.L.C., Starwood Opportunity Fund, IV, L.P. and Barry Sternlicht, Defendants, and Arvida/JMB Partners, L.P., nominal defendant, was filed in the Court of Chancery of the State of Delaware in and for New Castle County, Civil Action No. 15238 ("Raleigh action"). The Raleigh action was filed as a verified complaint for declaratory and injunctive relief. Plaintiffs claimed that the defendants in entering into the financing commitment letter for the Starwood term financing violated, or aided and abetted, or participated in the violation of, fiduciary duties owed to the Partnership and the Holders of Interests, and put their personal interests ahead of the interests of the Partnership and the Holders of Interests. In the first claim for relief, plaintiffs sought a declaratory judgment that the terms of the Starwood financing be declared null, void and unenforceable. In the second claim for relief, plaintiffs asserted a claim, derivatively on behalf of the Partnership, alleging, among other things, that the financing commitment letter for the Starwood financing was not the product of a valid exercise of business judgment. In addition to the relief described above, plaintiffs sought to preliminarily and permanently enjoin any actions in furtherance of the financing commitment letter, an award of compensatory damages, interest, costs and disbursements, including reasonable attorneys' and experts' fees and such other relief as the Court might deem just and proper. The General Partner and the Partnership filed a motion to dismiss the Raleigh action which motion was granted on November 7, 1996. In granting the motion, the Court held that Raleigh was not a Limited Partner and did not have standing to file the derivative claims. The Court further determined that Raleigh did not have the right to vote. Plaintiffs asked the Court to reconsider its ruling, but the Court denied the request to change its ruling.

     Plaintiffs appealed the November 7, 1996 dismissal order. On December 12, 1996, the Delaware Supreme Court reversed the trial court order on a procedural ground. The Delaware Supreme Court concluded that the trial court should not have considered matters outside of the pleadings in dismissing the Raleigh action without providing the plaintiffs some limited discovery. Accordingly, the Delaware Supreme Court remanded the case back to the trial court for further proceedings.

     On December 16, 1996, the Partnership filed a counterclaim against Vanderbilt Income and Growth Associates, L.L.C. and Raleigh Capital Associates L.P. ("Raleigh"), seeking a declaratory judgment that Raleigh had no right to vote on Partnership matters. On January 28, 1997, the trial court granted plaintiffs leave to dismiss their own complaint concerning the Starwood financing, leaving the Partnership's counterclaim pending.

     By letter dated January 10, 1997, Raleigh requested admission as a Substituted Limited Partner of the Partnership. The Partnership referred the request to the Special Committee of the Partnership. On February 11, 1997, the Special Committee denied the request. Thereafter, the Partnership supplemented its counterclaim, as amended, to seek a court declaration that Raleigh is not entitled to be admitted as a Substituted Limited Partner. On February 20, 1997, Raleigh filed a reply and counterclaim against the Partnership, the General Partner, and the Special Committee. The reply counterclaim seeks, among other things, a declaration that Raleigh has voting rights in the Partners and that defendants breached their fiduciary duties by failing to admit, Raleigh as a Substituted Limited Partner. The replay counterclaim also seeks to enjoin the Partnership, the General Partner, and the Special Committee from refusing to admit Raleigh as a Substituted Limited Partner, an aware of damages, interest, fees, and costs.

     On or about February 28, 1997, Gladys Beasley, individually and as a representative of a class of persons similarly situated, filed an intervenor complaint for declaratory relief against the Partnership. In the intervenor complaint, plaintiff seeks a declaration that purchasers who obtained Interests in the Partnership in the public offering and subsequent Holders of Interests in the Partnership by assignment from original Holders have the same voting rights in the Partnership, among other things, to remove and replace the General Partner. In addition, plaintiff Gladys Beasley, seeks an order adjudging and decreeing that the intervenor action be properly maintained as a class, an award of her costs and expenses of the litigation, and such other relief as the Court deems appropriate.

     The trial of all claims in the Delaware action is scheduled from April 7, 1997 through April 9, 1997.

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

     Several of these lawsuits allege that the Partnership was liable, among other reasons, as a result of its own alleged acts of misconduct or as a result of the Partnership's alleged assumption of Arvida Corporation's liabilities in connection with the Partnership's purchase of Arvida Corporation's assets from Disney in 1987, which included certain assets related to the Country Walk development. Pursuant to the agreement to purchase such assets, the Partnership obtained indemnification by Disney for certain liabilities relating to facts or circumstances arising or occurring prior to the closing of the Partnership's purchase of the assets.

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

     Currently, the Partnership is involved in two subrogation lawsuits.
On April 19, 1993, a subrogation claim entitled Village Homes at Country Walk Master Maintenance Association, Inc. v. Arvida Corporation et al., was filed in the 11th Judicial Circuit for Dade County. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). In this suit, as amended, plaintiffs seek to recover damages and pre- and post-judgment interest in connection with $10,873,000 American Reliance has allegedly paid, plus amounts it may have to pay in the future, to the condominium association at Country Walk in the wake of Hurricane Andrew. Disney is also a defendant in this suit. The Partnership believes that the amount of this claim that allegedly relates to units it sold is approximately $3,600,000. Plaintiffs also seek a declaratory judgement seeking to hold the Partnership and other defendants responsible for amounts American Reliance must pay in the future to its insured as additional damages beyond the $10,873,000 previously paid. The Partnership has filed motions directed to the complaint, as amended, and the litigation is in the discovery stage. The Partnership intends to vigorously defend itself. On or about May 10, 1996, a subrogation claim entitled Juarez et al v. Arvida Corporation et al. was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County. Plaintiffs filed this suit for the use and benefit of American Reliance. In this suit, plaintiffs seek to recover damages, pre-and post-judgment interest, costs and any other relief the Court may deem just and proper in connection with $3,200,000 American Reliance allegedly paid on specified claims at Country Walk in the wake of Hurricane Andrew. Disney is also a defendant in this suit. The Partnership is advised that the amount of this claim that allegedly relates to units it sold is approximately $350,000. The Partnership intends to defend itself vigorously in this matter. The Partnership is also involved in a subrogation action brought by the Insurance Company of North America ("INA") arising out of a claim that INA allegedly paid on a single home in Country Walk. The Partnership has settled this claim for approximately $45,600 with the settlement being funded by the Partnership's insurance carrier. The Metropolitan Property and Casualty Company ("Metropolitan") has advised the Partnership of its intent to file a subrogation action allegedly in connection with an unspecified number of Arvida-built homes. Currently, Metropolitan has advised the Partnership of three claims, totalling approximately $505,000. The Partnership could be named in other subrogation actions, and in such event, the Partnership intends to vigorously defend itself in such actions.





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

     On or about October 16, 1995, a lawsuit was filed against the Partnership and others in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida, and amended on or about February 20, 1996, entitled Council of Villages, Inc. et al v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida/JMB Partners, Ltd., Broken Sound Club, Inc., and Country Club Maintenance Association, Inc. ("Council of Villages Case"). The multi-count complaint, as amended, is brought as a class action, and individually, on behalf of various residents of the Broken Sound Community, and alleges that defendants engaged in various acts of misconduct in, among other things, the establishment, operation, management and marketing of the Broken Sound golf course and recreational facilities, as well as the alleged improper failure to turn over such facilities to the Broken Sound homeowners on a timely basis. Plaintiffs seek, through various theories, including but not limited to breach of ordinance, breach of fiduciary duty, fraud, unjust enrichment and civil theft, damages in excess of $45 million, the appointment of a receiver for the Broken Sound Club, other unspecified compensatory damages, the right to seek punitive damages, treble damages, prejudgment interest, attorneys' fees and costs. The Partnership believes that the lawsuit is without merit and intends to vigorously defend itself in this matter.





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

This action has been consolidated with the Council of Villages Case. The Partnership believes the lawsuit is without merit and intends to vigorously defend itself.

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

     The Partnership owns a 50% joint venture interest in 31 commercial/ industrial acres in Pompano Beach, Florida, which is encumbered by a mortgage loan in the principal amount of approximately $4 million at December 31, 1996. As a result of the Partnership's previous determination that the development of the land was no longer economically profitable, during April 1992, the Partnership and its joint venture partner each tendered payment in the amount of approximately $3.1 million to the lender for their respective shares of the guarantee payment required under the loan agreement and certain other holding costs, the majority of which reduced the outstanding mortgage loan to its current balance. The venture also intended at that time to convey title to the property to the lender; however, such conveyance is pending until resolution of certain general development obligations of the venture as well as certain environmental issues. The Partnership had been negotiating with the lender regarding the
scope of the development work required to be done.   Negotiations with the
lender were unsuccessful, and the lender has filed a lawsuit with the Broward County Circuit Court in which the lender asserts, among other things, that the mortgage loan is with recourse to the joint venture partners as a result of the partners' failure to perform in accordance with the terms of the loan agreement. The lender is demanding payment of the outstanding loan balance plus interest thereon. The Partnership believes this claim is without merit and is vigorously defending the lawsuit. With respect to the environmental issues, the previous owner remains obligated to undertake the clean up pursuant to, among other things, a surviving obligation under the purchase and sale agreement. The clean-up began in July 1994, and the first phase of the remedial action plan was completed in October 1994. Further action plans are now being discussed with state environmental officials. If the previous owner is unable to fulfill all its obligations as they relate to this environmental issue, the venture and ultimately the Partnership may be obligated for such costs. Should this occur, the Partnership does not anticipate the cost of this clean-up to be material to its operations.

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

     The District issued $64,660,000 of variable rate bonds in November 1989 and $31,305,000 of variable rate bonds in July 1991. These bonds mature in various years commencing in May 1991 through May 2011. In order to reduce the exposure of variable rate debt, the District pursued a new bond issuance. During March 1995, the District issued approximately $99 million of bonds at fixed rates of interest ranging from 4.0% to 8.25% per annum. These bonds mature in various years commencing May 1995 through May 2011. The proceeds from this offering were used to refund the outstanding 1989 and 1991 bonds described above, as well as to fund the issuance costs incurred in connection with this offering and deposits to certain reserve accounts for future bond debt service requirements. In addition, during December 1995, the District issued an additional $13,340,000 of fixed rate bonds. These bonds bear interest at 6.875% and mature in April 2010; however, mandatory principal redemptions commence in 1998 and continue through maturity. At December 31, 1996, the amount of bonds issued and outstanding totalled $100,170,000. For the twelve months ended December 31, 1996, the Partnership paid special assessments related to the bonds of approximately $3.4 million.


(13)  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 107
      ("SFAS 107") - DISCLOSURES ABOUT FAIR VALUE OF
      FINANCIAL INSTRUMENTS

     SFAS 107 requires the disclosure of the SFAS 107 values of all financial assets and liabilities for which it is practicable to estimate such values. Value is defined in SFAS 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments approximates SFAS 107 value at December 31, 1996 and 1995.


(14)  PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement (and subject to Section 4.2F which allocates Profits, as defined, to the General Partner and Associate Limited Partners), profits or losses of the Partnership will be allocated as follows: (i) profits will be allocated such that the General Partner and the Associate Limited Partners will be allocated profits equal to the amount of cash flow distributed to them for such fiscal period with the remainder allocated to the Holders of Interests, except that in all events, the General Partner shall be allocated at least 1% of profits and (ii) losses will be allocated 1% to the General Partner, 1% to the Associate Limited Partners and 98% to the Holders of Interests.





    In the event profits to be allocated in any given year do not equal or exceed cash distributed to the General Partner and the Associate Limited Partners for such year, the allocation of profits will be as follows: The General Partner and the Associate Limited Partners will be allocated profits equal to the amount of cash flow distributed to them for such year.

The Holders of Interests will be allocated losses such that the sum of amounts allocated to the General Partner, Associate Limited Partners, and Holders of Interests equals the profits for the given year.

     For the years ended December 31, 1996 and 1995, the Partnership had net income for financial reporting and Federal income tax purposes. In accordance with Section 4.2A of the Partnership Agreement, the amount of net income allocated, collectively, to the General and Associated Limited Partners for financial reporting and tax purposes for the year ended December 31, 1996 was approximately $755,000 and $717,000, respectively. This allocation was based on cash distributions made during 1996 for 1995 to the Associate Limited Partners and an allocation of 1% of profits to the General Partner in accordance with Section 4.2A of the Partnership Agreement. In accordance with Section 4.2A of the Partnership Agreement, the amount of net income allocated, collectively, to the General and Associate Limited Partners for financial reporting and tax purposes for the year ended December 31, 1995 was approximately $666,000 and $673,000, respectively.

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

     Pursuant to the Partnership Agreement, the Partnership may continue in existence until December 31, 2087; however, the General Partner shall elect to pursue one of the following courses of action on or before October 31, 1997: (i) to cause the Interests to be listed on a national exchange or to be reported by the National Association of Securities Dealers Automated Quotation System; (ii) to purchase, or cause JMB Realty Corporation or its affiliates to purchase all of the Interests at their then appraised fair market value (as determined by an independent nationally recognized investment banking firm or real estate advisory company); or (iii) to commence a liquidation phase in which all of the Partnership's remaining assets will be sold or disposed of by the end of the fifteenth year from the termination of the offering.






(15)  MANAGEMENT AGREEMENTS - OTHER THAN VENTURES

     Certain of the Partnership's properties are managed by affiliates of the General Partner or their assignees for fees computed as a percentage of certain receipts of the properties. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets is acting as the property manager of the office and retail components of the Partnership's mixed-use center known as Arvida Parkway Center after the sale and assignment of the management contracts on the same terms that existed prior to the sale. The successor to the affiliated property manager's assets also acted as the property manager of the Mizner Place office building until such property was sold by the Partnership in May 1995.


(16)  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of, and requires that assets to be disposed of be reported in the balance sheet at the lower of their carrying amount or fair value less cost to sell. The Partnership adopted Statement 121 effective January 1, 1995 and, as a result, recorded an impairment loss of $2.2 million to the carrying value of its Cullasaja Community located near Highlands, North Carolina. This loss was recorded based upon an analysis of estimated discounted cash flows used to determine the Community's fair value at such time, and is reflected as the Cumulative effect due to change in accounting for long-lived assets on the accompanying consolidated statements of operations. This analysis estimated the sell out of the remaining houses, homesites and equity memberships in this Community by the year 2000. As a result of this adjustment, Cullasaja's carrying value is recorded at approximately $5.4 million and $7.1 million at December 31, 1996 and 1995, respectively. The Partnership requires no impairment losses or other adjustments to be recorded as of December 31, 1996 as a result of the application of this statement.


(17)  SUBSEQUENT EVENTS

     During February 1997, the Partnership made a distribution for 1996 of $24,240,000 to its Holders of Interests ($60 per Interest) and $1,346,651 to the General Partner and Associate Limited Partners, collectively.







ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes or disagreements with auditors during 1996 and 1995.


                               PART III


ITEM 10.  DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The General Partner of the Partnership is Arvida/JMB Managers, Inc., a Delaware corporation, of which all of the outstanding shares of stock are owned by Northbrook Corporation, a Delaware corporation, substantially all of the outstanding shares of which are owned by JMB Realty Corporation, a Delaware corporation ("JMB") and certain of its officers, directors and members of their families. Substantially all of the shares of JMB are owned by its officers, directors, members of their families and affiliates.

Arvida/JMB Managers, Inc. was substituted as general partner of the Partnership as a result of a merger on March 30, 1990 of an affiliated corporation that was the then general partner of the Partnership into Arvida/JMB Managers, Inc., which, as the surviving corporation of such merger, continues as General Partner. All references herein to "General Partner" include Arvida/JMB Managers, Inc. and its predecessor, as appropriate. The General Partner has responsibility for all aspects of the Partnership's operations. Arvida/JMB Associates, an Illinois general partnership, of which certain officers and affiliates of JMB are partners, and Arvida/JMB Limited Partnership, an Illinois limited partnership, of which Arvida/JMB Associates is the general partner, are the Associate Limited Partners of the Partnership. Various relationships of the Partner-ship to the General Partner and its affiliates are described under the caption "Conflicts of Interest" at pages 21-24 of the Prospectus, which description is hereby incorporated herein by reference to Exhibit 99.1 to this report.

     The director and the executive and certain other officers of the General Partner of the Partnership are as follows:

                                                           SERVED IN
  NAME                       OFFICE                        OFFICE SINCE
  ----                       ------                        ------------

  Judd D. Malkin             Chairman                      04/08/87
                             and Director                  05/31/96
  Neil G. Bluhm              President                     04/08/87
                             and Director                  05/31/96
  H. Rigel Barber            Vice President                04/08/87
  Gailen J. Hull             Vice President                04/09/87
  Howard Kogen               Vice President
                             and Treasurer                 04/08/87
  Gary Nickele               Vice President and
                             General Counsel               04/08/87
  Burton E. Glazov           Director                      05/31/96
  Stuart C. Nathan           Director                      05/31/96
  A. Lee Sacks               Director                      05/31/96
  John G. Schreiber          Director                      05/31/96
  James D. Motta             Vice President                04/09/87
  John Grab                  Vice President                04/09/87





     Effective May 31, 1996, the Board of Directors of the General Partner was expanded to provide for six directors. Judd D. Malkin, Neil G. Bluhm, Burton E. Glazov, Stuart C. Nathan, A. Lee Sacks and John G. Schreiber were elected to the Board of Directors of the General Partner, and Gary Nickele, who had been the sole director of the General Partner since December 1990, resigned as Director. In addition, the Board of Directors of the General Partner established a special committee, consisting of Messrs. Malkin, Glazov, Nathan, Sacks and Schreiber, to deal with all matters relating to tender offers for Interests as well as certain other matters.

     As more fully discussed in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, an affiliate of Mr. Bluhm, Walton Street Capital Acquisition Co., III, L.L.C. ("Walton"), commenced a tender offer (the "Walton Offer") for Interests in June 1996. Since expressing an interest in making the Walton Offer, Mr. Bluhm has not been involved in meetings of the Board of Directors (or its special committee) and has not been involved in decisions made with regard to the Partnership.

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the General Partner to be held on August 12, 1997. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the General Partner to be held on August 12, 1997. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which any director or officer was selected as such.

     The foregoing director and certain of the officers are also officers and/or directors of various affiliated companies, including JMB, which is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, Ltd.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd.- XIII ("JMB-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")) and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). The directors and most of such officers are also partners, directly or indirectly, of certain partnerships (the "Associate Partnerships") which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG. The foregoing directors and officers are partners, indirectly through other partnerships, of the Associate Limited Partners of the Partnership and of the associate limited partner of Arvida-II.





     The business experience during the past five years of such directors and officers of the Corporate General Partner of the Partnership includes the following:

     Judd D. Malkin (age 59) is Chairman of the Board of JMB, an officer and/or director of various JMB affiliates and a partner, directly or indirectly, of the Associate Partnerships. He is also an individual general partner of JMB Income Properties-IV and JMB Income Properties-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 59) is President and a director of JMB, an officer and/or director of various JMB affiliates and a partner, directly or indirectly, of the Associate Partnerships. He is also an individual general partner of JMB Income Properties-IV and JMB Income Properties-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 58) has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 55) has been associated with JMB since July, 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 63) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December, 1972.

     John G. Schreiber (age 50) has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. Mr. Schreiber is also director of USC, Inc. He is also director of a number of investment companies advised by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 47) is Chief Executive Officer and Executive Vice President of JMB, an officer of various JMB affiliates and a partner, directly or indirectly, of various Associate Partnerships. Mr. Barber has been associated with JMB since March, 1982. He received a J.D. Degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 48) is a Senior Vice President of JMB, an officer of various JMB affiliates and a partner, directly or indirectly, of various Associate Partnerships. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 61) is Senior Vice President and Treasurer of JMB, an officer of various JMB affiliates and a partner, directly or indirectly, of various Associate Partnerships. Mr. Kogen has been associated with JMB since March, 1973. He is a Certified Public Accountant.





    Gary Nickele (age 44) is Executive Vice President and General Counsel of JMB, an officer of various JMB affiliates and a partner, directly or indirectly, of various Associate Partnerships. Mr. Nickele has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     James D. Motta (age 41) has been President and Chief Executive Officer of Arvida since April 1, 1995. Prior thereto, he was Executive Vice President and Chief Operating Officer of Arvida (May, 1994 to March, 1995).

Prior thereto, he was President-Community Development Division of Arvida (August, 1993 - April, 1994), President-Southeast Division of Arvida (July, 1992 to July, 1993) and President-South Florida Division of Arvida (January, 1989 to July, 1992). Mr. Motta is also an officer or partner of various affiliates of Arvida.

     John R. Grab (age 41) is Vice President and General Manager - Club/Hotel Operations of Arvida. Prior thereto, he was Vice President and Project General Manager - Weston Hills of Arvida (October 1990 to October
1993) and Vice President and Project General Manager - Jacksonville Golf & Country Club of Arvida (June 1988 to October 1990). He is a Certified Public Accountant. Mr. Grab is also an officer or partner of various affiliates of Arvida.






ITEM 11.  EXECUTIVE COMPENSATION

     The officers and the director of the General Partner receive no direct remuneration in such capacities from the Partnership. The General Partner and the Associate Limited Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses as described under the caption "Cash Distributions and Allocations of Profit and Losses" at pages 61 to 64 of the Prospectus and at pages A-9 to A-16 of the Partnership Agreement, which descriptions are incorporated herein by reference to Exhibit 99.1, to this report. Reference is also made to Notes 1 and 14 for a description of such distributions and allocations. The General Partner and the Associate Limited Partners, collectively, received a cash distribution in 1996 of $580,250. Under certain circumstances they will be entitled to approximately $1,731,000 which has been deferred through December 31, 1996.

Such payment is subject to certain restrictions contained in the Partnership Agreement and the Partnership's credit facility. Pursuant to the Partnership Agreement, the General Partner and Associate Limited Partners were allocated profits for tax purposes for 1996 of approximately $717,000. Reference is made to Note 14 for further discussion of this allocation.

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

     Arvida is reimbursed fully for all of its out-of-pocket expenditures (including salary and salary-related expenses) incurred while supervising the development and management of the Partnership's properties and other operations, subject to the limitation that such reimbursement may not exceed 5% of the aggregate gross revenues from the business of the Partnership. In 1996, such expenses were approximately $5,931,300, of which approximately $20,000 was unpaid as of December 31, 1996.

     The Partnership and Arvida/JMB Partners, L.P.-II (a publicly-held limited partnership affiliated with the General Partner) each employ project related and administrative personnel who perform services on behalf of both partnerships. In addition, certain out-of-pocket expenditures related to such services and other general and administrative expenses are incurred and allocated to each partnership as appropriate. The Partnership receives reimbursements from or reimburses Arvida/JMB Partners, L.P.-II for such costs (including salary and salary-related expenses). The Partnership was entitled to receive approximately $1,255,500 from Arvida/JMB Partners, L.P.-II for such costs and services incurred in 1996, approximately $7,100 of which was outstanding as of December 31, 1996. In addition, the Partnership was obligated to reimburse Arvida/JMB Partners, L.P.-II approximately $113,700 for the year ended December 31, 1996, of which approximately $21,100 was unpaid at December 31, 1996.





     The Partnership periodically incurs salary and salary-related costs on behalf of an affiliate of the General Partner of the Partnership. The Partnership was entitled to receive approximately $399,000 for such costs for the year ended December 31, 1996. At December 31, 1996, approximately $169,000 was outstanding.

     JMB Insurance Agency, Inc., an affiliate of the General Partner, earned and received insurance brokerage commissions in 1996 of approximately $260,800 in connection with providing insurance coverage for certain of the properties of the Partnership, all of which was paid as of December 31, 1996. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partner of the Partnership or its affiliates are entitled to property management fees and may be reimbursed for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and the acquisition, development, ownership, supervision, and operation of the Partnership assets. In 1996, the General Partner of the Partnership or its affiliates were due reimbursement for such direct or other administrative and out-of-pocket expenses and property management fees in the amount of approximately $128,300, all of which was paid as of December 31, 1996. Additionally, the General Partner and its affiliates are entitled to reimbursements for legal, accounting and portfolio management services. Such costs for 1996 were approximately $300,600, of which approximately $131,400 was unpaid as of December 31, 1996.

     The Partnership was also entitled to receive reimbursements from affiliates of the General Partner for certain general and administrative expenses including, and without limitation, salary and salary-related expenses relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the year ended December 31, 1996, the total of such costs totalled approximately $281,600. Approximately $83,900 was outstanding as of December 31, 1996.

     Amounts payable do not bear interest.





ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     (a) The following have reported beneficial ownership of more than 5% of the outstanding Interests of the Partnership.

                    NAME AND ADDRESS        AMOUNT AND NATURE
                    OF BENEFICIAL           OF BENEFICIAL     PERCENT
TITLE OF CLASS      OWNER                   OWNERSHIP         OF CLASS
--------------      ----------              ----------------- --------

Limited Partnership Raleigh Capital         80,342 Interests  19.9%
Interests and       Associates, L.P.        directly (1)
Assignee Interests  100 Jericho Quadrangle
therein             Suite 214
                    Jericho, New York
                    11735-2717

Limited Partnership Raleigh GP Corp.        80,342 Interests  19.9%
Interests and       100 Jericho Quandrangle indirectly (2)
Assignee Interests  Suite 214
therein             Jericho, New York
                    11735-2717

Limited Partnership Rockland Partners, Inc. 80,347 Interests  19.9%
Interests and       c/o Tiger/Westbrook     indirectly (3)
Assignee Interests  Real Estate Fund, L.P.
therein             599 Lexington Avenue
                    Suite 3800
                    New York, New York
                    10022

Limited Partnership Zephyr Partners         80,342 Interests  19.9%
Interests and       100 South Bedford Road  indirectly (4)
Assignee Interests  Mount Kisco, New York
therein             10549


(1) Reflects beneficial ownership of Interests held by Raleigh Capital Associates, L.P. ("Raleigh") for which Raleigh has shared dispositive power.

(2) Reflects beneficial ownership of Interests held by Raleigh (of which Raleigh GP Corp. is a general partner) for which Raleigh GP Corp. has shared dispositive power.

(3) Reflects beneficial ownership of (i) 5 Interests held by Rockland Partners, L.P. (of which Rockland Partners, Inc. is the general partner) for which Rockland Partners, Inc. has shared dispositive power, and (ii) 80,342 Interests held by Raleigh (of which Rockland Partners, Inc. is a general partner) for which Rockland Partners, Inc. has shared dispositive power.

(4) Reflects beneficial ownership of Interests held by Raleigh (of which Zephyr Partners is a general partner) for which Zephyr Partners has shared dispositive power.

     Each of the persons listed in the above table has reported that it has shared voting power with respect to the Interests beneficially owned by it.

However, the Partnership and the General Partner do not believe that such Interests have voting rights associated with them. Reference is made to Subsection (B) under Item 3. Legal Proceedings for a discussion of pending litigation with respect to the Partnership's and the General Partner's position that the Interests held by Raleigh, as a subsequent transferee of the Interests, do not have voting rights associated with them.





     (b) The General Partner and its executive officers and directors own the following Interests of the Partnership:

                     NAME OF             AMOUNT AND NATURE
                     BENEFICIAL          OF BENEFICIAL        PERCENT
TITLE OF CLASS       OWNER               OWNERSHIP            OF CLASS
--------------       ----------          -----------------    --------

Limited Partnership  General Partner     None                 --
Interests and        and its executive
Assignee Interests   officers and
therein              directors as
                     a group

---------------

     No executive officer or director of the General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     (c) In October 1996, Raleigh Capital Associates, L.P. ("Raleigh") filed preliminary proxy materials with the Securities and Exchange Commission in connection with a possible solicitation of consents for the removal and replacement of Arvida/JMB Managers, Inc. ("Managers") as the General Partner of the Partnership with an affiliate of Raleigh. Reference is made to Item 12(a) above for certain information concerning Raleigh and its general partners. The Partnership and the General Partner do not believe that the Interests held by Raleigh, as a subsequent transferee of the Interests, have voting rights associated with them. Reference is made to subsection (B) under Item 3 Legal Proceedings for a discussion of pending litigation involving this issue. As of the date of this report, Raleigh has not commenced a solicitation of consents to remove Managers.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the General Partner, the executive officers and directors of the General Partner and persons who own more than ten percent of the Interests to file an initial report of ownership or changes in ownership of Interests on Form 3, 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such persons are also required by SEC rules to furnish the Partnership with copies of all Section 16(a) forms they file. Timely filing of initial reports of ownership on Form 3 or Form 5 was not made on behalf of Messrs. Glazov, Nathan, Sacks and Schreiber.






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




                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

        (a)  The following documents are filed as part of this report:

             1.   Financial Statements.  (See Index to Financial
Statements filed with this annual report on Form 10-K).

             2.   Exhibits.

                  3.1.    Amended and Restated Agreement of Limited
Partnership.**

                  3.2 Assignment Agreement by and among the General Partner, the Initial Limited Partner and the Partnership.**

                  4.1. Various mortgages and other security interests dated October 7, 1992 related to the assets of Arvida/JMB Partners, Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership, Weston Hills Country Club Limited Partnership which secure loans under the Amended and Restated Credit Agreement referred to in Exhibit 4.1 are herein incorporated by reference to Exhibit No. 4.7 the Partnership's Report on Form 10Q (File number 0-16976) dated November 11, 1992.

                  4.2. Second Amended and Restated Credit Agreement dated November 29, 1994, among Arvida/JMB Partners, L.P., Arvida/JMB Partners, Southeast Florida Holdings, Inc., Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership, Weston Hills Country Club Limited Partnership and Chemical Bank and Nationsbank of Florida, N.A.
***

                  4.3.    Affirmation and Amendment of Security
Documents dated November 29, 1994, among Arvida/JMB Partners, Arvida/JMB Partners, L.P., Southeast Florida Holdings, Inc., Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership, Weston Hills Country Club Limited Partnership and Chemical Bank. ***

                  4.4.    Modification of Mortgage and Security
Agreement and Other loan Documents dated November 29, 1994, among
Arvida/JMB Partners, Weston Hills Country Club Limited Partnership and Chemical Bank. ***





                  4.5. Modification of First Mortgage and Security Agreement and Other Loan Documents dated November 29, 1994, among
Arvida/JMB Partners, Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership and Chemical Bank. ***

                  4.6. Credit Agreement extension dated July 28, 1995 made by Arvida/JMB Partners, L.P., Arvida/JMB Partners, Southeast Florida Holdings, Inc., Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership, Weston Hills Country Club Limited Partnership and Chemical Bank is incorporated by reference to the Partnership's Report for June 30, 1995 on Form 10-Q (File No. 0-16976) dated August 9, 1995.

                  4.7. Letter Agreement dated January 17, 1996, among Arvida/JMB Partners, L.P., Arvida/JMB Partners, Southeast Florida Holdings, Inc., Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership, Weston Hills Country Club Limited Partnership and Chemical Bank and Nationsbank of Florida, N.A. regarding the release of a certain parcel from the lender's lien is incorporated by reference to Exhibit 4.15 to the Partnership's Form 10-K (File No. 0-16976) dated March 25, 1996.

                  4.8. Letter Agreement dated March 1, 1996 among Arvida/JMB Partners, Arvida/JMB Partners, L.P., Southeast Florida Holdings, Inc., Center Office Partners, Center Retail Partners, Center Hotel Limited Partnership, Weston Hills Country Club Limited Partnership and Chemical Bank and Nationsbank of Florida, N.A. regarding the sale of the Partnership's interest in the Coto de Caza Joint Venture and the extension of the maturity date of the revolving line of credit facility and the income property term loan is incorporated by reference to Exhibit 4.16 to the Partnership's Form 10-K (File No. 0-16976) dated March 25, 1996.

                  4.9. Commitment for a Term Loan by and between Arvida/JMB Partners, L.P. and Starwood/Florida Funding, L.L.C. dated September 12, 1996 is incorporated by reference to Exhibit 4.1 to the Partnership's Form 8-K (Form No. 0-16976) dated September 12, 1996.

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

     No annual report or proxy material for the fiscal year 1996 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.




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


                        ARVIDA/JMB PARTNERS, L.P.

                        BY:     Arvida/JMB Managers, Inc.
                                (The General Partner)



                                GAILEN J. HULL
                        By:     Gailen J. Hull
                                Vice President
                        Date:   March 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                JUDD D. MALKIN
                        By:     Judd D. Malkin, Chairman, Chief
                                Financial Officer and Director
                        Date:   March 28, 1997



                                BURTON E. GLAZOV
                        By:     Burton E. Glazov, Director
                        Date:   March 28, 1997



                                GAILEN J. HULL
                        By:     Gailen J. Hull, Vice President
                                (Principal Accounting Officer)
                        Date:   March 28, 1997



                                A. LEE SACKS
                        By:     A. Lee Sacks, Director
                        Date:   March 28, 1997



                                STUART C. NATHAN
                        By:     Stuart C. Nathan, Director
                        Date:   March 28, 1997





                                          ARVIDA/JMB PARTNERS, L.P.

                                                EXHIBIT INDEX


                                                                          DOCUMENT
                                                                         INCORPORATED    SEQUENTIALLY
EXHIBIT NO.      EXHIBIT                                                 BY REFERENCE    NUMBERED PAGE
-----------      -------                                                 ------------    -------------
  3.1.           Amended and Restated Agree-
                 ment of Limited Partnership
                 of the Partnership.                                          Yes

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

4.2.             Second Amended and Restated Credit Agreement dated
                 November 29, 1994, among Arvida/JMB Partners, L.P.,
                 Arvida/JMB Partners, Southeast Florida Holdings, Inc.,
                 Center Office Partners, Center Retail Partners, Center
                 Hotel Limited Partnership, Weston Hills Country Club
                 Limited Partnership and Chemical Bank and Nationsbank
                 of Florida, N.A.                                             Yes

4.3.             Affirmation and Amendment of Security Documents dated
                 November 29, 1994, among Arvida/JMB Partners,
                 Arvida/JMB Partners, L.P., Southeast Florida Holdings,
                 Inc., Center Office Partners, Center Retail Partners,
                 Center Hotel Limited Partnership, Weston Hills Country
                 Club Limited Partnership and Chemical Bank.                  Yes

4.4.             Modification of Mortgage and Security Agreement and
                 Other loan Documents dated November 29, 1994, among
                 Arvida/JMB Partners, Weston Hills Country Club Limited
                 Partnership and Chemical Bank.                               Yes





                                                                          DOCUMENT
                                                                         INCORPORATED    SEQUENTIALLY
EXHIBIT NO.      EXHIBIT                                                 BY REFERENCE    NUMBERED PAGE
-----------      -------                                                 ------------    -------------
4.5.             Modification of First Mortgage and Security Agreement
                 and Other Loan Documents dated November 29, 1994,
                 among Arvida/JMB Partners, Center Office Partners,
                 Center Retail Partners, Center Hotel Limited
                 Partnership and Chemical Bank.                               Yes

4.6.             Credit Agreement extension dated July 28, 1995 made
                 by Arvida/JMB Partners, L.P., Arvida/JMB Partners,
                 Southeast Florida Holdings, Inc., Center Office Partners,
                 Center Retail Partners, Center Hotel Limited Partnership,
                 Weston Hills Country Club Limited Partnership and
                 Chemical Bank.                                               Yes

4.7.             Letter Agreement dated January 17, 1996, among
                 Arvida/JMB Partners, L.P., Arvida/JMB Partners,
                 Southeast Florida Holdings, Inc., Center Office
                 Partners, Center Retail Partners, Center Hotel
                 Limited Partnership, Weston Hills Country Club
                 Limited Partnership and Chemical Bank and Nationsbank
                 of Florida, N.A. regarding the release of a certain
                 parcel from the lender's lien.                               Yes

4.8.             Letter Agreement dated March 1, 1996 among
                 Arvida/JMB Partners, Arvida/JMB Partners, L.P.,
                 Southeast Florida Holdings, Inc., Center Office
                 Partners, Center Retail Partners, Center Hotel
                 Limited Partnership, Weston Hills Country Club
                 Limited Partnership and Chemical Bank and Nationsbank
                 of Florida, N.A. regarding the sale of the
                 Partnership's interest in the Coto de Caza Joint
                 Venture and the extension of the maturity date
                 of the revolving line of credit facility and the
                 income property term loan.                                   Yes

4.9.             Commitments for a Term Loan by and between
                 Arvida/JMB Partners, L.P. and Starwood/Florida
                 Funding, L.L.C. dated September 12, 1996.                    Yes

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
