Form 10-K405/A
period 1996-12-31
ARVIDA JMB PARTNERS L P
filed 1997-05-12
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                        FORM 10-K405/A

                        AMENDMENT NO. 1


       Filed pursuant to Section 12, 13, or 15(d) of the Securities Exchange Act of 1934



                   ARVIDA/JMB PARTNERS, L.P.
     -----------------------------------------------------
    (Exact name of registrant as specified in its charter)


                                            IRS Employer Identification

Commission File No. 0-16976                       No. 36-3507015


     The undersigned registrant hereby amends the following sections of its Report for the year ended December 31, 1996 on Form 10-K405 as set forth in the pages attached hereto:

                            PART I

     Item 3.  Legal Proceedings.  Pages 6 to 10.

                            PART II

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Pages 14 to 23.

     Item 8.  Financial Statements and Supplementary Data.  Pages 24 to 58.

                            PART IV

     Item 10. Director and Executive Officers of the Registrant.
              Pages 59 to 62.

     Item 12. Security Ownership of Certain Beneficial Owners and
              Management.  Pages 65 to 66.

     Item 14. Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K.  Pages 67 to 69.


              EXHIBIT INDEX AND EXHIBITS THERETO


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             ARVIDA/JMB PARTNERS, L.P.

                             BY:   Arvida/JMB Managers, Inc.
                                   (The General Partner)


                                   By:  GAILEN J. HULL
                                        Gailen J. Hull,
                                        Senior Vice President and
                                        Principal Accounting Officer

Dated:  May 7, 1997

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

     A second complaint was filed in the County Department, Chancery Division of the Circuit Court of Cook County, Illinois on July 1, 1996, and most recently amended on November 27, 1996 in connection with a court ruling dismissing certain allegations, in the matter of Jack M. Carlstrom, Lynne M. Carlstrom, Woneta Bellevue, Roger Lathbury and Begona Lathbury v. Arvida/JMB Managers, Inc., Neil G. Bluhm, Ira J. Schulman, Burton E. Glazov, Stuart C. Nathan, A. Lee Sacks, John G. Schreiber, Judd D. Malkin, Lehman Brothers Inc., Starwood Capital Group I, L.P., Starwood/Florida Funding, L.L.C., Starwood Opportunity Fund IV, L.P., BSS Capital II, L.L.C., Barry Sternlicht, Walton Street Capital Acquisition Co. III and Whitehall Street Real Estate Limited Partnership VII, and Arvida/JMB Partners, L.P., nominal defendant ("Carlstrom action"). This complaint, as amended, is brought derivatively on behalf of the Partnership and individually on behalf of Jack M. Carlstrom, Lynne M. Carlstrom, Woneta Bellevue, Roger Lathbury and Begona Lathbury and a purported class of all other Holders of Interests (excluding the defendants, members of their immediate families, affiliates, subsidiaries, agents, partners, members of their current or former management or that of their affiliates, and any participant in the alleged conspiracy). The Carlstrom action challenged, among other things, the Partnership's proposed $160 million term loan from Starwood/Florida Funding, L.L.C. ("Starwood financing") and seeks, among other things, to bar defendants from taking any action to chill tender offers or offers for debt financing from non-affiliates; to cause defendants to put the issue of the Starwood financing to a vote of unitholders; to bar defendants from completing the Starwood financing; to disband the Special Committee and allow the Holders of Interests to vote on an "independent slate" of directors to compose a new special committee; and to cause the Partnership and director defendants to auction the Partnership. The complaint, as amended, alleges, among other things, that the General Partner breached its fiduciary duties owed plaintiffs and members of the purported class by failing to negotiate for the financing with other entities and entering into the Starwood financing in order to entrench itself and maintain its control over the Partnership. The complaint, as amended, also alleges that the terms of the Starwood financing are burdensome to the Partnership and allegedly will cause a waste of the Partnership's assets. The Carlstrom action has been consolidated with the Weiss action and is brought as a four-count complaint for breach of fiduciary duty on behalf of the class, breach of fiduciary duty on behalf of the Partnership, conspiracy and collusion to breach fiduciary duties on behalf of the class and the Partnership, and for an injunction on behalf of the class and the Partnership. In addition to the relief described above, plaintiffs in the complaint, as amended, on behalf of themselves and members of the purported class seek damages in a sum to be determined at trial, attorneys' fees and costs, and such other relief as the Court may deem just and proper. On December 13, 1996, the Court granted the plaintiffs' motion for preliminary injunction to stop the Starwood financing until a hearing on a permanent injunction. The Partnership, its General Partner, and members of the Special Committee have appealed the order granting the preliminary injunction. The appeal is pending in the Appellate Court of Illinois, First Judicial District, Case No. 97-0093. In the appeal, the Partnership, its General Partner, and members of the Special Committee, among other things, contend that the wrong legal standard was applied by the trial court in the hearing on plaintiffs' motion for preliminary injunction in requiring the Partnership to prove the fairness of the Starwood financing. In addition, and alternatively, the Partnership contends that the adoption of the Starwood financing, which an independent investment banker opined was commercially reasonable and fair, satisfied the legal standard applied by the Court.
The parties to the Carlstrom action engaged in mediation discussions supervised by the Court which began on March 5, 1997. The mediation effort has resulted in a stipulation of settlement, which was preliminarily approved by the trial court in a settlement hearing order dated April 1, 1997, as being fair, reasonable, adequate, and in the best interests of the plaintiffs, Interestholders, and the Partnership. The stipulation of settlement provides, among other things: (i) that the General Partner will be able to pursue the Barnett Financing (as defined and discussed in detail in Note 17) for the purposes of making a distribution and replacing certain of the Partnership's current credit facilities; (ii) that the Partnership will not pursue the Starwood financing; (iii) that the General Partner will choose the option set forth in Section 5.5(J)(i)(c) of the Partnership Agreement (i.e., to commence a liquidation phase on October 31, 1997, in which all of the Partnership's remaining assets will be sold or disposed of by October 31, 2002); (iv) that, if the settlement is finally approved by the trial court, the decision to choose the option set forth in Section 5.5(J)(i)(c) of the Partnership Agreement will be binding upon the Interestholders and the General Partner, its affiliates, and any subsequent general partner, whether or not affiliated with the General Partner; (v) that the claims set forth in the Carlstrom action will be released; (vi) that the Illinois appeal will be dismissed; and (vii) that the General Partner and/or its affiliates will defer a portion of the proceeds from the Barnett Financing otherwise distributable to them (subject to the right of the General Partner and/or such affiliates to receive such deferred amount after Interestholders have received a specified amount of distributions from the Partnership after July 1, 1996) and such deferred distribution amount will be used to pay a portion of the legal fees and expenses in the Carlstrom action. In the preliminary settlement hearing order, the trial court also vacated the preliminary injunction ruling, established a procedure for notifying Interestholders of their rights in connection with the settlement, and set the matter for a final hearing. At the final hearing the trial will determine whether: (a) the settlement is fair, reasonable, adequate, and in the best interests of the Partnership and the Interestholders; (b) the settlement should be approved by the trial court;
(c) the Carlstrom action should be dismissed on the merits with prejudice; and (d) the plaintiffs' counsels' application for attorney's fees and reimbursement for out of pocket costs (including experts' fees) should be approved. Due to the uncertainty of the outcome of the final hearing, the accompanying consolidated financial statements do not reflect any accruals related to the resolution of this matter.

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

     Under the term loan agreement, the Partnership made scheduled principal payments of $10 million in March 1994, February 1995 and February 1996 and $5 million principal payments in July 1995 and July 1996. In addition, the term loan agreement provides for additional principal repayments to be made upon the sale of certain assets as well as a specified percentage of annual cash flow, as defined. During the year ended December 31, 1996, the Partnership made such additional term loan payments totalling approximately $12.3 million. During January 1997, the Partnership paid off the remaining principal balance of $5,234,008 outstanding under the term loan. Under the income property term loan, principal payments of $0.1 million are required to be paid monthly until maturity. In addition to the scheduled monthly payments, in May 1995 the Partnership used the net proceeds of approximately $4 million from the sale of the Mizner Place office building to pay down the income property term loan. During March 1996, one of the Partnership's lenders purchased the other's participating interest in the Partnership's credit facilities. In addition, during March 1996, the successor lender renewed the Partnership's revolving line of credit, income property term loan and letter of credit facility through July 1997. The Partnership currently anticipates that it will seek an extension from its lender of its income property term loan upon maturity. In addition, the Partnership is currently in negotiations with Barnett Bank of Broward County, N.A. ("Barnett") for a new credit facility, as discussed below. Such facility, if obtained, would, in part, replace the Partnership's existing revolving line of credit and letter of credit facilities. At December 31, 1996, all of the term and income property term loan proceeds had been borrowed with remaining outstanding balances of $5,234,008 and $11,566,746, respectively. The balances outstanding on the revolving line of credit and the letter of credit facilities at December 31, 1996 were $0 and $5,018,311, respectively.

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

     The Partnership has received a non-binding term sheet from Barnett for a proposed $75 million term loan, a $20 million revolving line of credit and a $5 million letter of credit facility (the "Barnett Financing").
Under the term sheet, the Barnett Financing, if consummated, is expected to have a term of four years with annual scheduled principal payments of $12.5 million as well as additional annual principal repayments based upon a specified percentage of the Partnership's available cash, with a maximum principal repayment including the scheduled payment of $18.75 million per annum. The remaining outstanding balance on the Barnett Financing would be due upon maturity. Under the term sheet, the interest rate on the Barnett Financing would be based, at the Partnership's option, on the relevant London Inter-Bank Offering Rate (LIBOR) plus 2.25% per annum or Barnett's prime rate. Barnett will require the Partnership to have an interest rate swap or cap in place for one-third of the projected outstanding balance of the term loan. It is expected that the Partnership would be required to pay a loan fee of 1% of the total facility upon closing of the loan. It is currently anticipated that a portion of the proceeds of the Barnett Financing, if consummated, would be used by the Partnership to make a distribution in the amount of approximately $75 million, including a distribution of approximately $175 per Interest to the Interestholders. Consummation of the Barnett Financing is subject to the negotiation and execution by the parties of binding loan documents. There can be no assurance that the Barnett Financing will be consummated or, if consummated, that its terms will be similar to those described above. The proposed terms of the Barnett Financing described above have been tentatively approved by a judge sitting on the Circuit Court of Cook County, Illinois pursuant to the preliminary settlement order in the Carlstrom action, as discussed in Subsection (A) of Item 3. Legal Proceedings.

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










                              ERNST & YOUNG LLP


Miami, Florida
February 21, 1997, except for
  the second and third paragraph of Note 17, as to which the date is April 1, 1997

                                   ARVIDA/JMB PARTNERS, L.P.
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                                  CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31, 1996 AND 1995

                                            ASSETS
                                            ------
                                                                  1996            1995
                                                              ------------    -----------
Cash and cash equivalents (note 3) . . . . . . . . . . . . .  $ 53,635,737     20,171,289
Restricted cash (note 3) . . . . . . . . . . . . . . . . . .    11,833,522     13,852,395
Trade and other accounts receivable (net of allowance
  for doubtful accounts of $261,326 and $236,052
  at December 31, 1996 and 1995, respectively) . . . . . . .     3,582,995     28,056,262
Mortgages receivable (net of valuation allowances of
  $951,839 and $951,938 at December 31, 1996 and 1995,
  respectively) (note 4) . . . . . . . . . . . . . . . . . .     1,269,460      1,994,583
Real estate inventories (notes 5 and 8). . . . . . . . . . .   174,638,454    199,372,799
Property and equipment, net (notes 6 and 8). . . . . . . . .    79,373,444     71,842,531
Investments in and advances to joint ventures, net (note 7).     2,739,842     13,955,093
Equity memberships (note 9). . . . . . . . . . . . . . . . .     5,457,880      7,367,266
Amounts due from affiliates (note 10). . . . . . . . . . . .     1,003,732      1,131,697
Prepaid expenses and other assets. . . . . . . . . . . . . .     7,105,077      8,695,326
                                                              ------------    -----------
          Total assets . . . . . . . . . . . . . . . . . . .  $340,640,143    366,439,241
                                                              ============    ===========




                                   ARVIDA/JMB PARTNERS, L.P.
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES
                            CONSOLIDATED BALANCE SHEETS - CONTINUED

                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                          ------------------------------------------

                                                                  1996            1995
                                                              ------------    -----------
Liabilities:
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . .  $      --         3,972,987
  Accounts payable . . . . . . . . . . . . . . . . . . . . .    21,532,400     22,918,450
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . .    17,287,325     23,825,499
  Accrued expenses and other liabilities . . . . . . . . . .    15,324,815     12,718,654
  Notes and mortgages payable, net (note 8). . . . . . . . .    36,843,778     70,338,364
                                                              ------------    -----------
Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . .    90,988,318    133,773,954
                                                              ------------    -----------
Partners' capital accounts (note 14)
  General Partner and Associate Limited Partners:
     Capital contributions . . . . . . . . . . . . . . . . .        20,000         20,000
     Cumulative net income . . . . . . . . . . . . . . . . .    35,750,061     34,994,723
     Cumulative cash distributions . . . . . . . . . . . . .   (34,492,285)   (33,912,035)
                                                              ------------    -----------
                                                                 1,277,776      1,102,688
                                                              ------------    -----------
  Holders of Interests:
    Initial Holder of Interests:
     Capital contributions, net of offering costs. . . . . .   364,841,815    364,841,815
     Cumulative net income . . . . . . . . . . . . . . . . .    36,071,642      8,815,556
     Cumulative cash distributions . . . . . . . . . . . . .  (152,539,408)  (142,094,772)
                                                              ------------    -----------
                                                               248,374,049    231,562,599
                                                              ------------    -----------
          Total partners' capital accounts . . . . . . . . .   249,651,825    232,665,287
                                                              ------------    -----------
          Total liabilities and partners' capital. . . . . .  $340,640,143    366,439,241
                                                              ============    ===========







    The accompanying notes are an integral part of these consolidated financial statements.

                                   ARVIDA/JMB PARTNERS, L.P.
                                    (A LIMITED PARTNERSHIP)

                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                     FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                   1996          1995           1994
                                               ------------  ------------   ------------
Revenues:
  Housing. . . . . . . . . . . . . . . . . .   $236,236,822   245,700,339    195,077,922
  Homesites. . . . . . . . . . . . . . . . .     23,652,202    41,429,110     49,775,550
  Land and property. . . . . . . . . . . . .     25,979,069    37,065,413     11,050,339
  Operating properties . . . . . . . . . . .     29,985,372    28,205,307     26,719,132
  Brokerage and other operations . . . . . .     26,959,804    29,867,313     32,435,115
                                               ------------  ------------   ------------

          Total revenues . . . . . . . . . .    342,813,269   382,267,482    315,058,058
                                               ------------  ------------   ------------

Cost of revenues:
  Housing. . . . . . . . . . . . . . . . . .    202,965,915   205,949,253    152,838,691
  Homesites. . . . . . . . . . . . . . . . .     15,486,069    27,815,676     28,980,971
  Land and property. . . . . . . . . . . . .     18,554,274    17,141,616      6,488,326
  Operating properties . . . . . . . . . . .     28,560,746    27,892,903     26,648,781
  Brokerage and other operations . . . . . .     25,389,876    26,986,730     26,733,988
                                               ------------  ------------   ------------

          Total cost of revenues . . . . . .    290,956,880   305,786,178    241,690,757
                                               ------------  ------------   ------------




                                   ARVIDA/JMB PARTNERS, L.P.
                                    (A LIMITED PARTNERSHIP)

                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

                                                   1996          1995           1994
                                               ------------  ------------   ------------

Gross operating profit . . . . . . . . . . .     51,856,389    76,481,304     73,367,301

Selling, general and administrative expenses     22,554,641    22,755,471     20,690,839
Writedown of the carrying value of real estate
  inventories and other assets
  (notes 1, 5 and 7) . . . . . . . . . . . .          --        8,544,668          --
                                               ------------  ------------   ------------

          Net operating income . . . . . . .     29,301,748    45,181,165     52,676,462

Interest income. . . . . . . . . . . . . . .      1,567,646     1,201,172      1,068,011
Equity in earnings (losses) of unconsolidated
  ventures (notes 1 and 7) . . . . . . . . .       (177,864)    1,050,994        524,520
Interest and real estate taxes, net (note 1)     (2,680,106)   (3,396,645)    (7,071,461)
                                               ------------  ------------   ------------

          Income before extraordinary
            item and cumulative effect
            due to change in accounting for
            long-lived assets. . . . . . . .     28,011,424    44,036,686     47,197,532

          Cumulative effect due to change
            in accounting for long-lived
            assets (note 16) . . . . . . . .          --       (2,200,000)         --
                                               ------------  ------------   ------------
          Net income . . . . . . . . . . . .   $ 28,011,424    41,836,686     47,197,532
                                               ============  ============   ============
          Net income per Interest. . . . . .   $      67.47        101.91         115.37
                                               ============  ============   ============
          Cash distribution per Interest . .   $      25.85         13.49           6.35
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

                                     ARVIDA/JMB PARTNERS, L.P.
                                      (A LIMITED PARTNERSHIP)
                                     AND CONSOLIDATED VENTURES

                 CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS

                       FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


  GENERAL PARTNER AND ASSOCIATE LIMITED PARTNERS   HOLDERS OF INTERESTS (404,000 INTERESTS)
----------------------------------------------------------------------------------------------------------
                                                                   NET
      CONTRIBU-     NET      CASH                                INCOME
       TIONS      INCOME  DISTRIBUTIONS   TOTAL   CONTRIBUTIONS  (LOSS)  DISTRIBUTIONS    TOTAL
      ---------  -----------------------------------------------------------------------------------
Balance
 Decem-
 ber 31,
 1993. . .$20,00033,739,753(33,466,823)   292,930  364,841,815(78,963,692)(134,080,876)151,797,247
Net income
 (note 14) --     588,701     (142,523)   446,178        --    46,608,831  (2,565,432) 44,043,399
        -----------------  ----------------------  ---------------------------------- -----------
Balance
 Decem-
 ber 31,
 1994. . .20,00034,328,454 (33,609,346)   739,108  364,841,815(32,354,861)(136,646,308)195,840,646
Net income
 (note 14) --     666,269     (302,689)   363,580        --    41,170,417  (5,448,464) 35,721,953
        -----------------  ----------------------  ---------------------------------- -----------
Balance
 Decem-
 ber 31,
 1995. . .20,00034,994,723 (33,912,035) 1,102,688  364,841,815  8,815,556(142,094,772)231,562,599

Net income
 (note 14) --     755,338     (580,250)   175,088        --    27,256,086 (10,444,636) 16,811,450
        -----------------  ----------------------  ---------------------------------- -----------
Balance
 Decem-
 ber 31,
 1996. . .$20,00035,750,061(34,492,285) 1,277,776  364,841,815 36,071,642(152,539,408)248,374,049
        =================  ======================  ================================== ===========



      The accompanying notes are an integral part of these consolidated financial statements.

                                   ARVIDA/JMB PARTNERS, L.P.
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                     FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                   1996          1995           1994
                                               ------------  ------------   ------------
Net income . . . . . . . . . . . . . . . . .    $28,011,424    41,836,686     47,197,532
Charges (credits) to net income not
 requiring (providing) cash:
  Depreciation and amortization. . . . . . .      5,896,551     5,661,479      5,556,524
  Equity in (earnings) losses of
    unconsolidated ventures. . . . . . . . .        177,864    (1,050,994)      (524,520)
  Provision for doubtful accounts. . . . . .         77,203         6,511        136,395
  Loss (gain) on sale of property and equipment     487,237    (3,530,599)        32,888
  Writeoff of abandoned property and equipment      147,600          --             --
  Writedowns of the carrying value of real estate
    inventories and other assets
    (notes 1, 5 and 7) . . . . . . . . . . .          --        8,544,668          --
  Cumulative effect due to change in
    accounting for long-lived assets
    (note 16). . . . . . . . . . . . . . . .          --        2,200,000          --
Changes in:
  Restricted cash. . . . . . . . . . . . . .      2,018,873       380,145     (1,586,862)
  Trade and other accounts receivable. . . .     24,396,064    (9,852,816)   (11,047,638)
  Real estate inventories:
    Additions to real estate inventories . .   (203,298,668) (230,936,219)  (195,200,305)
    Cost of revenues . . . . . . . . . . . .    236,765,217   250,906,545    188,307,988
    Capitalized interest . . . . . . . . . .     (4,672,972)   (8,336,902)    (8,278,441)
    Capitalized real estate taxes. . . . . .     (3,144,609)   (3,448,313)    (4,024,528)
  Equity memberships . . . . . . . . . . . .      1,909,386     2,003,598      5,572,166
  Amounts due from affiliates. . . . . . . .        127,965      (607,141)      (436,167)
  Prepaid expenses and other assets. . . . .      1,523,541       312,157     (1,177,376)
  Accounts payable, accrued expenses and
    other liabilities. . . . . . . . . . . .      1,144,176    (2,028,810)    12,225,653
  Deposits . . . . . . . . . . . . . . . . .     (6,538,174)   (3,257,267)     5,072,358
                                               ------------  ------------   ------------
          Net cash provided by operations. .     85,028,678    48,802,728     41,825,667
                                               ------------  ------------   ------------




                                   ARVIDA/JMB PARTNERS, L.P.
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                   1996          1995           1994
                                               ------------  ------------   ------------
Investing activities:
  Mortgages receivable, net. . . . . . . . .        725,123      (900,360)     1,846,738
  Acquisitions of property and equipment . .    (13,748,825)  (11,312,321)    (7,116,040)
  Proceeds from disposals of property
    and equipment. . . . . . . . . . . . . .         24,899     7,027,220          5,190
  Joint venture distributions (contributions),
    net. . . . . . . . . . . . . . . . . . .        (79,776)    1,177,194      1,667,346
  Payments from (advances to) joint ventures      4,167,035       (60,235)       220,232
  Proceeds from disposition of
    joint venture interest . . . . . . . . .      6,111,440         --             --
                                               ------------  ------------   ------------

          Net cash used in investing activities  (2,800,104)   (4,068,502)    (3,376,534)
                                               ------------  ------------   ------------
Financing activities:
  Proceeds from notes and long-term borrowings   33,944,724    55,814,878     20,132,159
  Payments of notes and long-term borrowings    (67,710,977) (100,624,039)   (52,755,626)
  Proceeds from (payments of) bank overdrafts    (3,972,987)    3,972,987     (1,659,930)
  Distributions to General Partner and
    Associate Limited Partners . . . . . . .       (580,250)     (302,689)      (142,523)
  Distributions to Holders of Interests. . .    (10,444,636)   (5,448,464)    (2,565,432)
                                               ------------  ------------   ------------
          Net cash used in financing
            activities . . . . . . . . . . .    (48,764,126)  (46,587,327)   (36,991,352)
                                               ------------  ------------   ------------
          Increase (decrease) in cash
            and cash equivalents . . . . . .     33,464,448    (1,853,101)     1,457,781
          Cash and cash equivalents,
            beginning of year. . . . . . . .     20,171,289    22,024,390     20,566,609
                                               ------------  ------------   ------------
          Cash and cash equivalents,
            end of year. . . . . . . . . . .   $ 53,635,737    20,171,289     22,024,390
                                               ============  ============   ============
Supplemental disclosure of cash
 flow information:
  Cash paid for mortgage and other
    interest, net of amounts capitalized . .   $    110,275         --         3,838,458
                                               ============  ============   ============




                                   ARVIDA/JMB PARTNERS, L.P.
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                   1996          1995           1994
                                               ------------  ------------   ------------

  Non-cash investing and financing
   activities:
    Consolidation of Partnership's interest in
      the Arvida Boose Joint Venture (note 7)  $    914,623         --             --
    Notes payable recorded in conjunction with
      the settlement of certain litigation related
      to the Partnership's retail plaza in Boca
      Raton, Florida . . . . . . . . . . . .        271,667         --             --
    Distribution of land from unconsolidated
      joint venture (note 7) . . . . . . . .         --           717,472          --
                                               ------------  ------------   ------------

                                               $  1,186,290       717,472          --
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



                                             1996                         1995
                              ------------------------------------------------------------
                                 GAAP BASIS       TAX BASIS    GAAP BASIS      TAX BASIS
                                ------------     -----------  ------------    -----------

Total assets . . . . . . . . .  $340,640,143     596,588,980   366,439,241    547,369,361
 Partners' capital accounts:
    General Partner and
     Associate Limited Partners    1,277,776         533,032     1,102,688        395,919
    Holders of Interests . . .   248,374,049     350,658,940   231,562,599    337,607,004
 Net income:
    General Partner and
     Associate Limited Partners      755,338         717,363       666,269        673,245
    Holders of Interests . . .    27,256,086      23,496,573    41,170,417     41,861,069
 Net income per Interest . . .         67.47           58.16        101.91         103.62
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

(5)  REAL ESTATE INVENTORIES

     Real estate inventories at December 31, 1996 and 1995 are summarized as follows:

                                    1996            1995
                                ------------    -----------
Land held for future development
  or sale. . . . . . . . . . .  $  7,777,701      9,815,055
Community development inventory:
  Work in progress and
    land improvements. . . . .   135,441,247    165,914,109
  Completed inventory. . . . .    31,419,506     23,643,635
                                ------------    -----------

     Real estate inventories .  $174,638,454    199,372,799
                                ============    ===========

     Reference is made to note 16 for a discussion regarding the impairment of long-lived assets.


(6)  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1996 and 1995 are summarized as follows:
                                      1996         1995
                                  ------------  ----------

  Land . . . . . . . . . . . . . .$  8,437,581   5,971,614
  Land improvements. . . . . . . .  30,398,047  27,762,792
  Buildings. . . . . . . . . . . .  56,800,858  50,663,162
  Equipment and furniture. . . . .  23,292,495  23,111,070
  Construction in progress . . . .     539,275   1,847,685
                                  ------------------------

       Total . . . . . . . . . . . 119,468,256 109,356,323
       Accumulated depreciation. . (40,094,812)(37,513,792)
                                  ------------------------

       Property and equipment, net$ 79,373,444  71,842,531
                                  ========================

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


                                            ASSETS
                                            ------

                                                                   DECEMBER 31,  DECEMBER 31,
                                                                       1996          1995
                                                                   ------------  ------------
Real estate inventories. . . . . . . . . . . . . . . . . . . .     $ 8,570,695     10,221,791
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .         866,667      2,118,207
                                                                   -----------    -----------

          Total assets . . . . . . . . . . . . . . . . . . . .     $ 9,437,362     12,339,998
                                                                   ===========    ===========


                               LIABILITIES AND PARTNERS' CAPITAL
                               ---------------------------------

Accounts payable, deposits and other liabilities . . . . . . .     $   555,568        426,049
Notes and mortgages payable. . . . . . . . . . . . . . . . . .       3,969,139      4,122,947
                                                                   -----------    -----------

          Total liabilities. . . . . . . . . . . . . . . . . .       4,524,707      4,548,996

Venture partners' capital. . . . . . . . . . . . . . . . . . .       2,104,308      3,097,200
Partnership's capital. . . . . . . . . . . . . . . . . . . . .       2,808,347      4,693,802
                                                                   -----------    -----------

          Total liabilities and partners' capital. . . . . . .     $ 9,437,362     12,339,998
                                                                   ===========    ===========






                                COMBINED RESULTS OF OPERATIONS
                                ------------------------------


                                                   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                       1996           1995           1994
                                                   ------------   ------------  -------------
Revenues . . . . . . . . . . . . . . . . . . . .   $     9,485       3,079,514      1,102,242
                                                   ===========    ============   ============
Net income (loss). . . . . . . . . . . . . . . .   $ (414,137)       1,763,264       (210,087)
                                                   ===========    ============   ============
Partnership's proportionate share of
  net income (loss). . . . . . . . . . . . . . .   $  (197,121)        908,994       (126,207)
                                                   ===========    ============   ============
Partnership's equity in earnings (losses)
  of unconsolidated ventures . . . . . . . . . .   $  (177,864)      1,050,994        524,520
                                                   ===========    ============   ============

     The following is a reconciliation of the Partnership's Capital accounts within the joint ventures to its investments in and advances to joint ventures as reflected on the accompanying consolidated balance sheets:

                                                  DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                      1996            1995           1994
                                                  ------------    ------------   ------------

Partnership's Capital, equity method . . . . . .  $  2,808,347       4,693,802      5,514,724
Partnership's Capital, cost method . . . . . . .         --          5,836,000      5,836,000
Basis difference . . . . . . . . . . . . . . . .       (78,896)       (752,135)     7,711,036
                                                   -----------    ------------   ------------

Investments in joint ventures. . . . . . . . . .     2,729,451       9,777,667     19,061,760
Advances to joint ventures, net. . . . . . . . .        10,391       4,177,426      4,117,191
                                                   -----------    ------------   ------------
     Investments in and advances to
       joint ventures, net . . . . . . . . . . .   $ 2,739,842      13,955,093     23,178,951
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

(8)  NOTES AND MORTGAGES PAYABLE

     Notes and mortgages payable at December 31, 1996 and 1995 are summarized as follows:
                                        1996        1995
                                    ----------- -----------
Term loan credit facility of
 $85,252,250 bearing interest
 at approximately 8.2% and
 8.4% per annum at December 31,
 1996 and 1995, respectively
 (Retired in January 1997) (A) . .  $ 5,234,008  32,531,048

Income property term loan of
 $18,233,326 bearing interest
 at approximately 8.0% and 8.5%
 per annum at December 31, 1996
 and 1995, respectively (A). . . .  11,566,746   12,766,746

Revolving line of credit of
 $20,000,000 at December 31,
 1996 and 1995, respectively (A) .        --          --

Other notes and mortgages
  payable (B). . . . . . . . . . .   20,043,024  25,040,570
                                    ----------- -----------
          Total. . . . . . . . . .  $36,843,778  70,338,364
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

     Under the term loan agreement, the Partnership made scheduled principal payments of $10 million in March 1994, February 1995 and February 1996 and $5 million principal payments in July 1995 and July 1996. In addition, the term loan agreement provides for additional principal repayments based upon a specified percentage of available cash flow and upon the sale of certain assets. During the year ended December 31, 1996, the Partnership made such additional term loan payments totaling approximately $12.3 million. During January 1997, the Partnership paid off the remaining principal balance of $5,234,008 outstanding under the term loan. Under the income property term loan, principal payments of $0.1 million are required to be paid monthly until maturity. During March 1996, the Partnership's lenders reached an agreement with each other whereby one of the lenders would purchase the other's participating interest in the Partnership's credit facilities. In addition, during March 1996, the successor lender agreed to renew the Partnership's revolving line of credit, income property term loan and letter of credit facility through July 1997. The Partnership currently anticipates that it will seek an extension from its lender of its income property term loan upon maturity. In addition, the Partnership is currently in negotiations with Barnett Bank of Broward County, N.A. ("Barnett") for a new credit facility. Reference is made to note 17 for a detailed discussion of this facility. Such facility, if obtained, would, in part, replace the Partnership's existing revolving line of credit and letter of credit facilities.

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

     (c) During March 1997, the Partnership received a non-binding term sheet from Barnett for a proposed $75 million term loan, a $20 million revolving line of credit and a $5 million letter of credit facility (the "Barnett Financing"). Under the term sheet, the Barnett Financing, if consummated, is expected to have a term of four years, with annual scheduled principal payments of $12.5 million as well as additional annual principal repayments based upon a specified percentage of the Partnership's available cash, with a maximum principal repayment including the scheduled payment of $18.75 million per annum. The remaining outstanding balance on the Barnett Financing would be due upon maturity. Under the term sheet, the interest rate on the Barnett Financing would be based, at the Partnership's option, on the relevant London Inter-Bank Offering Rate (LIBOR) plus 2.25% per annum or Barnett's prime rate. Barnett will require the Partnership to have an interest rate swap or cap in place for one-third of the projected outstanding balance of the term loan. It is expected that the Partnership would be required to pay a loan fee of 1% of the total facility upon closing of the loan. It is currently anticipated that a portion of the proceeds of the Barnett Financing, if consummated, would be used by the Partnership to make a distribution in the amount of approximately $75 million, including a distribution of approximately $175 per Interest to the Interestholders. Consummation of the Barnett Financing is subject to the negotiation and execution by the parties of binding loan documents. There can be no assurance that the Barnett Financing will be consummated or, if consummated, that its terms will be similar to those described above. The proposed terms of the Barnett Financing described above have been tentatively approved by a judge sitting on the Circuit Court of Cook County, Illinois pursuant to the preliminary settlement order in the Carlstrom action, as discussed in note 17.

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

(10)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partner as of December 31, 1996 and for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                 UNPAID AT
                                                DECEMBER 31,
                        1996      1995     1994    1996
                      --------  -------- --------------------
Property management
 fees (note 15). . . .$ 68,053    62,913  147,446    --
Insurance commissions. 260,793   272,316  298,697    --
Reimbursement (at cost)
 for accounting services45,408    73,326   63,633       32
Reimbursement (at cost)
 for portfolio manage-
 ment services . . . .  54,062    83,884    --      12,976
Reimbursement (at cost)
 for legal services. . 201,126    41,470   64,949  118,386
Reimbursement (at cost)
 for other administra-
 tive and out-of-pocket
 expenses. . . . . . .  60,247    78,960   15,345    --
                      --------  -------- --------  -------
                      $689,689   612,869  590,070  131,394
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

     The Partnership leases certain building space for its management offices, sales offices and other facilities, as well as certain equipment. The building and equipment leases expire over the next two to nine years. Minimum future rental commitments under non-cancelable operating leases having a remaining term in excess of one year as of December 31, 1996 are as follows:

            1997 . . . . . . . . . .    $1,364,535
            1998 . . . . . . . . . .     1,217,057
            1999 . . . . . . . . . .       633,614
            2000 . . . . . . . . . .       442,772
            2001 . . . . . . . . . .       243,450
            Thereafter . . . . . . .        57,693
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

     A second complaint was filed in the County Department, Chancery Division of the Circuit Court of Cook County, Illinois on July 1, 1996, and most recently amended on November 27, 1996 in connection with a court ruling dismissing certain allegations, in the matter of Jack M. Carlstrom, Lynne M. Carlstrom, Woneta Bellevue, Roger Lathbury and Begona Lathbury v. Arvida/JMB Managers, Inc., Neil G. Bluhm, Ira J. Schulman, Burton E. Glazov, Stuart C. Nathan, A. Lee Sacks, John G. Schreiber, Judd D. Malkin, Lehman Brothers Inc., Starwood Capital Group I, L.P., Starwood/Florida Funding, L.L.C., Starwood Opportunity Fund IV, L.P., BSS Capital II, L.L.C., Barry Sternlicht, Walton Street Capital Acquisition Co. III and Whitehall Street Real Estate Limited Partnership VII, and Arvida/JMB Partners, L.P., nominal defendant ("Carlstrom action"). This complaint, as amended, is brought derivatively on behalf of the Partnership and individually on behalf of Jack M. Carlstrom, Lynne M. Carlstrom, Woneta Bellevue, Roger Lathbury and Begona Lathbury and a purported class of all other Holders of Interests (excluding the defendants, members of their immediate families, affiliates, subsidiaries, agents, partners, members of their current or former management or that of their affiliates, and any participant in the alleged conspiracy). The Carlstrom action challenged, among other things, the Partnership's proposed $160 million term loan from Starwood/Florida Funding, L.L.C. ("Starwood financing") and seeks, among other things, to bar defendants from taking any action to chill tender offers or offers for debt financing from non-affiliates; to cause defendants to put the issue of the Starwood financing to a vote of unitholders; to bar defendants from completing the Starwood financing; to disband the Special Committee and allow the Holders of Interests to vote on an "independent slate" of directors to compose a new special committee; and to cause the Partnership and director defendants to auction the Partnership. The complaint, as amended, alleges, among other things, that the General Partner breached its fiduciary duties owed plaintiffs and members of the purported class by failing to negotiate for the financing with other entities and entering into the Starwood financing in order to entrench itself and maintain its control over the Partnership. The complaint, as amended, also alleges that the terms of the Starwood financing are burdensome to the Partnership and allegedly will cause a waste of the Partnership's assets. The Carlstrom action has been consolidated with the Weiss action and is brought as a four-count complaint for breach of fiduciary duty on behalf of the class, breach of fiduciary duty on behalf of the Partnership, conspiracy and collusion to breach fiduciary duties on behalf of the class and the Partnership, and for an injunction on behalf of the class and the Partnership. In addition to the relief described above, plaintiffs in the complaint, as amended, on behalf of themselves and members of the purported class seek damages in a sum to be determined at trial, attorneys' fees and costs, and such other relief as the Court may deem just and proper. On December 13, 1996, the Court granted the plaintiffs' motion for preliminary injunction to stop the Starwood financing until a hearing on a permanent injunction. The Partnership, its General Partner, and members of the Special Committee have appealed the order granting the preliminary injunction. The appeal is pending in the Appellate Court of Illinois, First Judicial District, Case No. 97-0093. In the appeal, the Partnership, its General Partner, and members of the Special Committee, among other things, contend that the wrong legal standard was applied by the trial court in the hearing on plaintiffs' motion for preliminary injunction in requiring the Partnership to prove the fairness of the Starwood financing. In addition, and alternatively, the Partnership contends that the adoption of the Starwood financing, which an independent investment banker opined was commercially reasonable and fair, satisfied the legal standard applied by the Court.
The parties to the Carlstrom action engaged in mediation discussions supervised by the Court which began on March 5, 1997. Reference is made to note 17 for further discussion regarding this case. Due to the uncertainty of the outcome of the final hearing, the accompanying consolidated financial statements do not reflect any accruals related to the resolution of this matter.

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

     The Partnership has received a non-binding term sheet from Barnett for a proposed $75 million term loan, a $20 million revolving line of credit and a $5 million letter of credit facility (the "Barnett Financing").
Under the term sheet, the Barnett Financing, if consummated, is expected to have a term of four years with annual scheduled principal repayments of $12.5 million, as well as additional annual principal repayments based upon a specified percentage of the Partnership's available cash. The maximum principal repayments, including the scheduled repayments, would not exceed $18.75 million per annum. The remaining outstanding balance on the Barnett Financing would be due upon maturity. Under the term sheet, the interest rate on the Barnett Financing would be based, at the Partnership's option, on the relevant LIBOR plus 2.25% per annum or Barnett's prime rate.
Barnett will require the Partnership to have an interest rate swap or cap in place for one-third of the projected outstanding balance of the term loan. It is expected that the Partnership would be required to pay a loan fee of 1% of the total facility upon closing of the loan. It is currently anticipated that a portion of the proceeds of the Barnett Financing, if consummated, would be used by the Partnership to make a distribution in the amount of approximately $75 million, including a distribution of approximately $175 per Interest to the Interestholders. Consummation of the Barnett Financing is subject to the negotiation and execution by the parties of binding loan documents. There can be no assurance that the Barnett Financing will be consummated or, if consummated, that its terms will be similar to those described above. The proposed terms of the Barnett Financing described above have been tentatively approved by a judge sitting on the Circuit Court of Cook County, Illinois pursuant to the preliminary settlement order in the Carlstrom action, as discussed below.

     As previously disclosed in note 11, the parties to the Carlstrom action engaged in mediation discussions supervised by the Court which began on March 5, 1997. The mediation effort has resulted in a stipulation of settlement, which was preliminarily approved by the trial court in a settlement hearing order dated April 1, 1997, as being fair, reasonable, adequate, and in the best interests of the plaintiffs, Interestholders, and the Partnership. The stipulation of settlement provides, among other things: (i) that the General Partner will be able to pursue the Barnett Financing (as described in detail in note 8) for the purposes of making a distribution and replacing certain of the Partnership's current credit facilities; (ii) that the Partnership will not pursue the Starwood financing; (iii) that the General Partner will choose the option set forth in Section 5.5(J)(i)(c) of the Partnership Agreement (i.e., to commence a liquidation phase on October 31, 1997, in which all of the Partnership's remaining assets will be sold or disposed of by October 31, 2002); (iv) that, if the settlement is finally approved by the trial court, the decision to choose the option set forth in Section 5.5(J)(i)(c) of the Partnership Agreement will be binding upon the Interestholders and the General Partner, its affiliates, and any subsequent general partner, whether or not affiliated with the General Partner; (v) that the claims set forth in the Carlstrom action will be released; (vi) that the Illinois appeal will be dismissed; and (vii) that the General Partner and/or its affiliates will defer a portion of the proceeds from the Barnett Financing otherwise distributable to them (subject to the right of the General Partner and/or such affiliates to receive such deferred amount after Interestholders have received a specified amount of distributions from the Partnership after July 1, 1996) and such deferred distribution amount will be used to pay a portion of the legal fees and expenses in the Carlstrom action. In the preliminary settlement hearing order, the trial court also vacated the preliminary injunction ruling, established a procedure for notifying Interestholders of their rights in connection with the settlement, and set the matter for a final hearing. At the final hearing the trial will determine whether: (a) the settlement is fair, reasonable, adequate, and in the best interests of the Partnership and the Interestholders; (b) the settlement should be approved by the trial court;
(c) the Carlstrom action should be dismissed on the merits with prejudice; and (d) the plaintiffs' counsels' application for attorney's fees and reimbursement for out of pocket costs (including experts' fees) should be approved.

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


     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the General Partner, the executive officers and directors of the General Partner and persons who own more than ten percent of the Interests to file an initial report of ownership or changes in ownership of Interests on Form 3, 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such persons are also required by SEC rules to furnish the Partnership with copies of all Section 16(a) forms they file. Timely filings of initial reports of ownership on Form 3 or Form 5 were not made on behalf of Messrs. Glazov, Nathan, Sacks and Schreiber.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     (a) The following have reported beneficial ownership of more than 5% of the outstanding Interests of the Partnership.

                 NAME AND ADDRESS      AMOUNT AND NATURE
                 OF BENEFICIAL         OF BENEFICIAL   PERCENT
TITLE OF CLASS   OWNER                 OWNERSHIP       OF CLASS
--------------   ----------            -------------------------

Limited PartnershipRaleigh Capital     80,342 Interests19.9%
Interests and    Associates, L.P.      directly (1)
Assignee Interests100 Jericho Quadrangle
therein          Suite 214
                 Jericho, New York
                 11735-2717

Limited PartnershipRaleigh GP Corp.    80,342 Interests19.9%
Interests and    100 Jericho Quandrangleindirectly (2)
Assignee InterestsSuite 214
therein          Jericho, New York
                 11735-2717

Limited PartnershipRockland Partners, Inc.80,347 Interests19.9%
Interests and    c/o Tiger/Westbrook   indirectly (3)
Assignee InterestsReal Estate Fund, L.P.
therein          599 Lexington Avenue
                 Suite 3800
                 New York, New York
                 10022

Limited PartnershipZephyr Partners     80,342 Interests19.9%
Interests and    100 South Bedford Roadindirectly (4)
Assignee InterestsMount Kisco, New York
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

     (b) The General Partner and its executive officers and directors own the following Interests of the Partnership:

                  NAME OF           AMOUNT AND NATURE
                  BENEFICIAL        OF BENEFICIAL     PERCENT
TITLE OF CLASS    OWNER             OWNERSHIP         OF CLASS
--------------    ----------        ----------------- --------

Limited PartnershipGeneral Partner  None              --
Interests and     and its executive
Assignee Interestsofficers and
therein           directors as
                  a group

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

                4.10. Commitment Letter dated March 12, 1997, from Barnett Bank of Broward County, N.A. is filed herewith.

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

                10.4. Joint Venture Agreement dated as of September 10, 1987, of Arvida/JMB Partners, a Florida general partnership. *

                10.5. Stipulation of Settlement dated April 1, 1997, filed in the Circuit Court of Cook County, Illinois, Chancery Department is filed herewith.

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

4.9.           Commitments for a Term Loan by and between
               Arvida/JMB Partners, L.P. and Starwood/Florida
               Funding, L.L.C. dated September 12, 1996.            Yes

4.10.          Commitment Letter dated March 12, 1997, from
               Barnett Bank of Broward County N.A.                  No

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

10.4.          Joint Venture Agreement
               dated as of September 10, 1987,
               of Arvida/JMB Partners, a
               Florida general partnership.                         Yes

10.5.          Stipulation of Settlement dated
               April 1, 1997, filed in the Circuit
               Court of Cook County, Illinois,
               Chancery Department                                  No

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
