Form 10-Q
period 1997-03-31
ARVIDA JMB PARTNERS L P
filed 1997-05-15
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.   20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 1997        Commission file #0-16976




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . .      3


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations . . . . . . . . . . . . . . . . . . .     21




PART II    OTHER INFORMATION


Item 1.    Legal Proceedings. . . . . . . . . . . . . . . .     26

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . .     30

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                         ARVIDA/JMB PARTNERS, L.P.
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                        CONSOLIDATED BALANCE SHEETS

                                   MARCH 31, 1997 AND DECEMBER 31, 1996

                                                (UNAUDITED)

                                                  ASSETS
                                                  ------

                                                                            MARCH 31,      DECEMBER 31,
                                                                               1997           1996
                                                                          -------------    -----------
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .      $  9,090,242     53,635,737
Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,379,516     11,833,522
Trade and other accounts receivable (net of allowance for doubtful accounts of $260,151 at March 31, 1997 and $261,326 at
  December 31, 1996). . . . . . . . . . . . . . . . . . . . . . . . .         4,848,821      3,582,995
Mortgages receivable, net . . . . . . . . . . . . . . . . . . . . . .           896,774      1,269,460
Real estate inventories . . . . . . . . . . . . . . . . . . . . . . .       183,841,053    174,638,454
Property and equipment held for disposition or sale . . . . . . . . .        41,793,972     41,279,342
Property and equipment, net . . . . . . . . . . . . . . . . . . . . .        37,526,092     38,094,102
Investments in and advances to joint ventures, net. . . . . . . . . .         2,741,424      2,739,842
Equity memberships. . . . . . . . . . . . . . . . . . . . . . . . . .         5,274,732      5,457,880
Amounts due from affiliates . . . . . . . . . . . . . . . . . . . . .         1,057,309      1,003,732
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . .         7,826,672      7,105,077
                                                                           ------------   ------------

          Total assets. . . . . . . . . . . . . . . . . . . . . . . .      $307,276,607    340,640,143
                                                                           ============   ============





                                         ARVIDA/JMB PARTNERS, L.P.
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                  CONSOLIDATED BALANCE SHEETS (CONTINUED)

(UNAUDITED)

                                LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                ------------------------------------------

                                                                            MARCH 31,      DECEMBER 31,
                                                                               1997           1996
                                                                          -------------    -----------
Liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .      $ 18,235,832     21,532,400
  Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        19,471,473     17,287,325
  Accrued expenses and other liabilities. . . . . . . . . . . . . . .        14,702,693     15,324,815
  Notes and mortgages payable, net. . . . . . . . . . . . . . . . . .        30,739,331     36,843,778
                                                                           ------------   ------------
  Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .        83,149,329     90,988,318
                                                                           ------------   ------------

Partners' capital accounts:
  General Partner and Associate Limited Partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .            20,000         20,000
    Cumulative net income . . . . . . . . . . . . . . . . . . . . . .        36,842,002     35,750,061
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (35,839,402)   (34,492,285)
                                                                           ------------   ------------
                                                                              1,022,600      1,277,776
                                                                           ------------   ------------
  Limited Partners:
    Capital contributions, net of offering costs. . . . . . . . . . .       364,841,815    364,841,815
    Cumulative net income . . . . . . . . . . . . . . . . . . . . . .        35,057,643     36,071,642
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .      (176,794,780)  (152,539,408)
                                                                           ------------   ------------
                                                                            223,104,678    248,374,049
                                                                           ------------   ------------
          Total partners' capital accounts. . . . . . . . . . . . . .       224,127,278    249,651,825
                                                                           ------------   ------------

          Total liabilities and partners' capital . . . . . . . . . .      $307,276,607    340,640,143
                                                                           ============   ============

                                The accompanying notes are an integral part of these consolidated financial statements.

                                         ARVIDA/JMB PARTNERS, L.P.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                (UNAUDITED)


                                                                                1997            1996
                                                                            ------------    -----------
Revenues:
  Housing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 32,769,964     50,060,078
  Homesites . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,175,179      3,112,000
  Land and property . . . . . . . . . . . . . . . . . . . . . . . . . . . .      458,560     13,120,661
  Operating properties. . . . . . . . . . . . . . . . . . . . . . . . . . .    9,201,038      8,317,018
  Brokerage and other operations. . . . . . . . . . . . . . . . . . . . . .    5,460,779      5,992,715
                                                                             -----------     ----------
        Total revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .   50,065,520     80,602,472
                                                                             -----------     ----------
Cost of revenues:
  Housing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   28,576,922     42,905,140
  Homesites . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,276,919      2,240,638
  Land and property . . . . . . . . . . . . . . . . . . . . . . . . . . . .      243,013     10,570,116
  Operating properties. . . . . . . . . . . . . . . . . . . . . . . . . . .    7,400,630      7,207,347
  Brokerage and other operations. . . . . . . . . . . . . . . . . . . . . .    5,331,916      5,821,513
                                                                             -----------     ----------
        Total cost of revenues. . . . . . . . . . . . . . . . . . . . . . .   42,829,400     68,744,754
                                                                             -----------     ----------
Gross operating profit. . . . . . . . . . . . . . . . . . . . . . . . . . .    7,236,120     11,857,718
Selling, general and administrative expenses. . . . . . . . . . . . . . . .   (7,100,669)    (5,226,233)
                                                                             -----------     ----------
        Net operating income. . . . . . . . . . . . . . . . . . . . . . . .      135,451      6,631,485

Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      827,917        412,528
Equity in earnings (losses) of
  unconsolidated ventures . . . . . . . . . . . . . . . . . . . . . . . . .       47,141        (33,813)
Interest and real estate taxes, net . . . . . . . . . . . . . . . . . . . .     (932,567)      (949,174)
                                                                             -----------     ----------




                                         ARVIDA/JMB PARTNERS, L.P.

                             CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                                                1997            1996
                                                                            ------------    -----------

        Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    77,942      6,061,026
                                                                             ===========     ==========

        Net income (loss) per Limited
          Partnership Interest. . . . . . . . . . . . . . . . . . . . . . .  $     (2.51)         13.68
                                                                             ===========     ==========

        Cash distributions per
          Limited Partnership
          Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     60.04          25.85
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

                                         ARVIDA/JMB PARTNERS, L.P.
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                (UNAUDITED)

                                                                                1997            1996
                                                                            ------------    -----------
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $     77,942      6,061,026
Charges (credits) to net income not requiring (providing) cash:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .    1,129,407      1,411,896
  Equity in (earnings) losses of unconsolidated ventures. . . . . . . . . .      (47,140)        33,813
  Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . . .          301         (1,478)
  Loss (gain) on disposition of property and equipment. . . . . . . . . . .        --             2,695
Changes in:
  Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (545,994)       394,879
  Trade and other accounts receivable . . . . . . . . . . . . . . . . . . .   (1,266,127)    (9,536,285)
  Real estate inventories:
    Additions to real estate inventories. . . . . . . . . . . . . . . . . .  (37,637,367)   (52,292,564)
    Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   30,096,854     55,715,894
    Capitalized interest. . . . . . . . . . . . . . . . . . . . . . . . . .     (634,529)    (1,478,115)
    Capitalized real estate taxes . . . . . . . . . . . . . . . . . . . . .   (1,027,557)      (927,926)
  Equity memberships. . . . . . . . . . . . . . . . . . . . . . . . . . . .      183,148        298,805
  Amounts due from affiliates . . . . . . . . . . . . . . . . . . . . . . .      (53,577)        35,953
  Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . .     (778,374)       (58,160)
  Accounts payable, accrued expenses and other liabilities. . . . . . . . .   (3,873,132)    (3,492,152)
  Deposits and unearned income. . . . . . . . . . . . . . . . . . . . . . .    2,184,148        256,260
                                                                            ------------    -----------

          Net cash used in operating activities . . . . . . . . . . . . . .  (12,191,997)    (3,575,459)
                                                                            ------------    -----------




                                         ARVIDA/JMB PARTNERS, L.P.
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                                1997            1996
                                                                            ------------    -----------
Cash flows from investing activities:
  Mortgages receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .      372,686        (16,570)
  Acquisitions of property and equipment. . . . . . . . . . . . . . . . . .   (1,019,248)    (5,129,240)
  Proceeds from sales and disposals of property and equipment . . . . . . .        --             3,046
  Joint venture distributions (contributions), net. . . . . . . . . . . . .        --            (3,277)
  Payments from (advances to) joint ventures. . . . . . . . . . . . . . . .        --         4,167,146
  Proceeds from sale of joint venture interest. . . . . . . . . . . . . . .        --         6,111,440
                                                                            ------------    -----------
          Net cash provided by (used in) investing activities . . . . . . .     (646,562)     5,132,545
                                                                            ------------    -----------
Cash flows from financing activities:
  Proceeds from notes and mortgages payable . . . . . . . . . . . . . . . .      133,211     14,742,547
  Payments of notes and mortgages payable . . . . . . . . . . . . . . . . .   (6,237,658)   (15,558,080)
  Distributions to General Partner and Associate Limited Partners . . . . .   (1,347,117)      (579,239)
  Distributions to Limited Partners . . . . . . . . . . . . . . . . . . . .  (24,255,372)   (10,444,416)
  Bank overdrafts . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --        (3,972,987)
                                                                            ------------    -----------
          Net cash used in financing activities . . . . . . . . . . . . . .  (31,706,936)   (15,812,175)
                                                                            ------------    -----------
Decrease in Cash and cash equivalents . . . . . . . . . . . . . . . . . . .  (44,545,495)   (14,255,089)

Cash and cash equivalents, beginning of year. . . . . . . . . . . . . . . .   53,635,737     20,171,289
                                                                            ------------    -----------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . $  9,090,242      5,916,200
                                                                            ============    ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest, net of amounts capitalized . . $      --           112,888
                                                                            ============    ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . . $      --             --
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

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1997 AND 1996

                              (UNAUDITED)

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1996, which are included in the Partnership's 1996 Annual Report on Form 10-K (File No. 0-16976) filed on March 31, 1997, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 1996 Annual Report.

GENERAL

     Capitalized Interest and Real Estate Taxes

     Interest, including the amortization of loan fees, of $634,529 and $1,478,115 was incurred for the three months ended March 31, 1997 and 1996, respectively, all of which was capitalized. Interest payments, including amounts capitalized, of $560,626 and $1,591,003 were made during the three months ended March 31, 1997 and 1996, respectively.

     Real estate taxes of $1,958,124 and $1,877,100 were incurred for the three months ended March 31, 1997 and 1996, respectively, of which $1,025,557 and $927,926 were capitalized, respectively. Real estate tax payments of $112,643 and $202,171 were made during the three months ended March 31, 1997 and 1996, respectively. In addition, real estate tax reimbursements totaling $244,706 and $165,682 were received from the Partnership's escrow agent during the three months ended March 31, 1997 and 1996, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partner-ship's club facilities and other operating properties as these taxes are included in cost of revenues for operating properties.

     Property and Equipment and Other Assets

     Depreciation expense of $1,072,628 and $1,326,740 was incurred for the three months ended March 31, 1997 and 1996, respectively. Amortization of other assets, excluding loan fees, of $20,199 and $22,261 was incurred for the three months ended March 31, 1997 and 1996, respectively. Amortization of loan fees, which is included in interest expense, of $36,580 and $62,895 was incurred for the three months ended March 31, 1997 and 1996, respectively.

     Partnership Records

     During February 1997, the Partnership made a distribution for 1996 of $24,240,000 to its Holders of Interests ($60.00 per Interest) and $1,346,651 to the General Partner and Associate Limited Partners, collectively. In addition, during the first quarter of 1997, the Partnership remitted each Holder's share of the 1996 North Carolina non-resident withholding tax on behalf of each of the Holders of Interests. Such payments, which totaled $15,372 (approximately $.04 per Interest), were deemed distributions to the Holders. The Partnership also remitted $466 to the North Carolina tax authorities during the first quarter of 1997 on behalf of the General Partners and Associate Limited Partners. Such payments were deemed distributions. These distributions are the primary cause for the decrease in Cash and cash equivalents at March 31, 1997 as compared to December 31, 1996.

     Reclassifications

     Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

NOTES AND MORTGAGES PAYABLE

     At March 31, 1997, the Partnership's credit facility consists of a term loan in the original amount of $85,252,520, a revolving line of credit facility up to $20 million, an income property term loan in the original amount of $18,233,326 and a $15 million letter of credit facility. For the three month period ended March 31, 1997, the effective interest rate for the combined term loan, income property term loan and revolving line of credit facility was approximately 8.9% per annum.

     Under the term loan agreement, the Partnership made scheduled principal payments of $10 million in March 1994, February 1995 and February 1996 and $5 million principal payments in July 1995 and July 1996. The term loan agreement also provides for additional principal repayments based upon a specified percentage of available cash flow and upon the sale of certain assets. During the year ended December 31, 1996, the Partnership made such additional term loan payments totaling approximately $12.3 million. In January 1997, the Partnership paid off the remaining principal balance of $5,234,008 outstanding under the term loan. Under the income property term loan, principal payments of $0.1 million are required to be paid monthly until maturity. The terms of the Partnership's credit facility require that upon satisfaction of the principal due under the term loan, the additional term loan principal repayments described above will now be applied to the principal outstanding under the income property term loan. Accordingly, the Partnership made such additional income property term loan repayments totaling approximately $0.1 million during the three months ended March 31, 1997. The income property term loan and the revolving line of credit were scheduled to mature in March 1996 and December 1995, respectively. During March 1996, the Partnership's lenders reached an agreement with each other whereby one of the lenders purchased the other's participating interest in the Partnership's credit facilities. In addition, during March 1996, the successor lender agreed to renew the Partnership's revolving line of credit, income property term loan and letter of credit facility through July 1997. At March 31, 1997, the balances outstanding on the revolving line of credit facility, the income property term loan and the letter of credit facility are $0, $11,193,996 and $12,889,767, respectively.

     The Partnership currently anticipates that it will seek an extension from its lender of its income property term loan upon maturity. In addition, the Partnership is currently in negotiations with Barnett Bank of Broward County, N.A. ("Barnett") for a new credit facility. During March 1997, the Partnership received a non-binding term sheet from Barnett for a proposed $75 million term loan, a $20 million revolving line of credit and a $5 million letter of credit facility (the "Barnett Financing"). Under the term sheet, the Barnett Financing, if consummated, is expected to have a term of four years with annual scheduled principal repayments of $12.5 million, as well as additional annual principal repayments based upon a specified percentage of the Partnership's available cash. The maximum principal repayments, including the scheduled repayments, would not exceed $18.75 million per annum. The remaining outstanding balance on the Barnett Financing would be due upon maturity. Under the term sheet, the interest rate on the Barnett Financing would be based, at the Partnership's option, on the relevant LIBOR plus 2.25% per annum or Barnett's prime rate.
Barnett will require the Partnership to have an interest rate swap or cap in place for one-third of the projected outstanding balance of the term loan. It is expected that the Partnership would be required to pay a loan fee of 1% of the total facility upon closing of the loan. It is currently anticipated that a portion of the proceeds from the Barnett Financing, if consummated, would be used by the Partnership to make a distribution in the amount of approximately $75 million, including a distribution of approximately $175 per Interest to the Holders of Interests. Consummation of the Barnett Financing is subject to the negotiation and execution by the parties of binding loan documents. Such facility, if obtained, would, in part, replace the Partnership's existing revolving line of credit and letter of credit facilities. There can be no assurance that the Barnett Financing will be consummated or, if consummated, that its terms will be similar to those described above. The proposed terms of the Barnett Financing described above have been approved by a judge sitting on the Circuit Court of Cook County, Illinois pursuant to the settlement order in the Carlstrom action, as discussed in Commitments and Contingencies.

     During April 1996, the Partnership refinanced the loan on one of its retail properties located in its Weston Community with a different lender. The outstanding principal balance on such loan of approximately $8.0 million is included in Notes and mortgages payable at March 31, 1997. In addition, $3.0 million of subordinated debt attributable to the Cullasaja Joint Venture is included in Notes and mortgages payable at March 31, 1997.

     The Partnership had a $24.0 million revolving construction line of credit for the buildings and certain amenities within the Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay. This line of credit bore interest at the lender's prime rate (8.50% at March 31, 1997) plus 1/2% per annum, and was scheduled to mature in January 1997. As of December 31, 1996, the Partnership had repaid the remaining outstanding principal balance under this line of credit. The Partnership is currently in the process of negotiating a similar line of credit for one of the remaining two buildings to be constructed within Arvida's Grand Bay.

     During January 1996, the Partnership executed a note for a $7.5 million construction loan for the construction and development of a second retail shopping center located in its Weston Community. This note currently bears interest at the lender's prime rate (8.50% at March 31, 1997) plus 1/2% per annum, and matures in July 1997. The Partnership may, at its option, extend such loan upon its maturity. The Partnership currently anticipates that it will exercise this option. At March 31, 1997, approximately $6.6 million was outstanding under this loan. The proceeds from such loan were the primary source of the funds required to complete the shopping center. Construction of the shopping center was completed in November 1996.

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

     During March 1996, the Partnership closed on the sale of its 20% joint venture interest in Coto de Caza, including the related promissory note for advances previously made to the joint venture, to unaffiliated third parties for a cash sales price of $12 million. This transaction is reflected in Land and property revenues for the three months ended March 31, 1996 on the accompanying consolidated statements of operations and is the primary cause for the decrease in Land and property revenues and cost of revenues for the three months ended March 31, 1997 as compared to the same period in 1996.

     On December 31, 1996, the Partnership purchased its joint venture partner's 50% interest in the Arvida Boose Joint Venture for a purchase price of approximately $1.8 million. As a result of this transaction, the Partnership changed from the equity method of accounting to the consolidated method of accounting for the joint venture effective December 31, 1996.

TRANSACTIONS WITH AFFILIATES

     The Partnership, subject to certain limitations, may engage affiliates of the General Partner for property management, insurance and certain other administrative services to be performed in connection with the administration of the Partnership and its assets. The total of such costs for the three months ended March 31, 1997 was approximately $37,600, all of which was paid as of March 31, 1997. The total of such costs for the three months ended March 31, 1996 was approximately $17,800. In addition, the

General Partner and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Partnership and the operation of the Partnership's properties. Such costs were approximately $131,700 and $24,700 for the three months ended March 31, 1997 and 1996, respectively, all of which were paid as of March 31, 1997.

     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the three month period ended March 31, 1997, the amount of such costs incurred by the Partnership on behalf of these affiliates totaled approximately $133,300. At March 31, 1997, approxi-mately $124,800 was owed to the Partnership, all of which was received as of May 13, 1997. For the three month period ended March 31, 1996, the Partnership was entitled to reimbursements of approximately $71,400.

     Prior to June 1996, the Partnership and Arvida/JMB Partners, L.P.-II (a publicly-held limited partnership affiliated with the General Partner) each employed project related and administrative personnel who performed services on behalf of both partnerships. In addition, certain out-of-pocket expenditures related to such services and other general and administrative costs were incurred and charged to each partnership as appropriate. The Partnership receives reimbursements from Arvida/JMB Partners, L.P.-II for these costs (including salary and salary-related costs). Subsequent to June 1996, Arvida/JMB Partners, L.P.-II no longer employed any project-related or administrative personnel and incurred no costs on behalf of the Partnership. For the three month periods ended March 31, 1997 and 1996, the Partnership was entitled to receive approximately $31,100 and $589,200, respectively, from Arvida/JMB Partners, L.P.-II. At March 31, 1997, approximately $19,400 was owed to the Partnership, of which approximately $11,100 was received as of May 13, 1997. In addition, for the three month period ended March 31, 1996, the Partnership was obligated to reimburse Arvida/JMB Partners, L.P.-II approximately $68,300, all of which was paid as of March 31, 1997.

     Arvida Company ("Arvida"), pursuant to an agreement with the Partnership, provides development, construction, management and other personnel and services to the Partnership for all of its projects and operations. Pursuant to such agreement, the Partnership reimburses Arvida for all of its salary and salary-related costs incurred in connection with work performed on behalf of the Partnership, subject to certain limitations. The total of such costs for the three month periods ended March 31, 1997 and 1996 were approximately $1,149,000 and $2,681,000, respectively, all of which was paid as of March 31, 1997. In addition, Arvida owed the Partnership approximately $13,800 at March 31, 1997 resulting from an excess reimbursement, all of which was received as of May 13, 1997.

     The Partnership pays for certain general and administrative costs on behalf of its equity clubs, homeowners associations and maintenance associations (including salary and salary-related costs). The Partnership receives reimbursements from these entities for such costs. For the three month periods ended March 31, 1997 and 1996, the Partnership was entitled to receive approximately $1,606,800 and $1,250,500, respectively, from these entities. At March 31, 1997, approximately $37,300 was owed to the Partnership, of which approximately $24,700 was received as of May 13, 1997. In addition, the Partnership owes its equity clubs for certain costs incurred by the clubs which are obligations of the Partnership. For the three month periods ended March 31, 1997 and 1996, the Partnership was obligated to reimburse its equity clubs approximately $6,200 and $6,800, respectively. At March 31, 1997, approximately $13,600 was unpaid (including amounts owed from previous periods), of which approximately $1,000 was paid as of May 13, 1997.

     The Partnership, pursuant to an agreement, provides management and other personnel and services to one of its equity clubs. Pursuant to this agreement, the Partnership is entitled to receive a management fee for the services provided to the club. For the three months ended March 31, 1997 and 1996, the Partnership was entitled to receive approximately $129,300 and $126,300. At March 31, 1997, approximately $229,300 was unpaid (including amounts owed from the previous year), none of which was received as of May 13, 1997.

     The Partnership also funds certain capital expenditures and operating deficits of its equity clubs, as well as operating deficits of its homeowners associations, as required or deemed necessary. The funding of operating deficits is expensed by the Partnership. Funding of capital expenditures is expected to be reimbursed from future cash flows generated by the equity clubs. At March 31, 1997, the Partnership was owed approximately $609,000 for such reimbursements, none of which was received as of May 13, 1997.

     The Partnership periodically incurs salary and salary-related costs on behalf of an affiliate of the General Partner of the Partnership. The Partnership was entitled to receive approximately $239,700 and $0 for such costs for the three months ended March 31, 1997 and 1996, respectively, of which approximately $37,300 was owed to the Partnership at March 31, 1997, none of which was received as of May 13, 1997.

     In accordance with the Partnership Agreement, the General Partner and Associate Limited Partners have deferred a portion of their distributions of net cash flow from the Partnership totaling approximately $2,942,970 as of March 31, 1997. This amount does not bear interest and is expected to be paid in future periods subject to certain restrictions contained in the Partnership's credit facility agreement.

     All amounts receivable from or payable to the General Partner or its affiliates do not bear interest and are expected to be paid in future periods.

COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under standby letters of credit and performance bonds for approximately $5,077,600 and $7,812,200, respec-tively, at March 31, 1997. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable under standby letters of credit and bonds for approximately $1,614,900 and $1,029,600 at March 31, 1997.

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

     A second complaint was filed in the County Department, Chancery Division of the Circuit Court of Cook County, Illinois on July 1, 1996, and most recently amended on November 27, 1996, in connection with a court ruling dismissing certain allegations, in the matter of Jack H. Carlstrom, Lynne M. Carlstrom, Woneta Bellevue, Roger Lathbury and Begona Lathbury v. Arvida/JMB Managers, Inc., Neil G. Bluhm, Ira J. Schulman, Burton E. Glazov, Stuart C. Nathan, A. Lee Sacks, John G. Schreiber, Judd D. Malkin,

Lehman Brothers Inc., Starwood Capital Group I, L.P., Starwood/Florida Funding, L.L.C., Starwood Opportunity Fund IV, L.P., BSS Capital II, L.L.C., Barry Sternlicht, Walton Street Capital Acquisition Co. III and Whitehall Street Real Estate Limited Partnership VII, and Arvida/JMB Partners, L.P., nominal defendant ("Carlstrom action"). This complaint, as amended, is brought derivatively on behalf of the Partnership and individually on behalf of Jack H. Carlstrom, Lynne M. Carlstrom, Woneta Bellevue, Roger Lathbury and Begona Lathbury and a purported class of all other Holders of Interests (excluding the defendants, members of their immediate families, affiliates, subsidiaries, agents, partners, members of their current or former management or that of their affiliates, and any participant in the alleged conspiracy). The Carlstrom action challenged, among other things, the Partnership's proposed $160 million term loan from Starwood/Florida Funding, L.L.C. ("Starwood financing") and seeks, among other things, to bar defendants from taking any action to chill tender offers or offers for debt financing from non-affiliates; to cause defendants to put the issue of the Starwood financing to a vote of unitholders; to bar defendants from completing the Starwood financing; to disband the Special Committee (the "Special Committee" of the Board of Directors of Arvida/JMB Managers, Inc.) and allow the Holders of Interests to vote on an "independent slate" of directors to compose a new special committee; and to cause the Partnership and director defendants to auction the Partnership. The complaint, as amended, alleges, among other things, that the General Partner breached its fiduciary duties owed plaintiffs and members of the purported class by failing to negotiate for the financing with other entities and entering into the Starwood financing in order to entrench itself and maintain its control over the Partnership. The complaint, as amended, also alleges that the terms of the Starwood financing are burdensome to the Partnership and allegedly will cause a waste of the Partnership's assets. The Carlstrom action has been consolidated with the Weiss action and is brought as a four-count complaint for breach of fiduciary duty on behalf of the class, breach of fiduciary duty on behalf of the Partnership, conspiracy and collusion to breach fiduciary duties on behalf of the class and the Partnership, and for an injunction on behalf of the class and the Partnership. In addition to the relief described above, plaintiffs in the complaint, as amended, on behalf of themselves and members of the purported class seek damages in a sum to be determined at trial, attorneys' fees and costs, and such other relief as the Court may deem just and proper. On December 13, 1996, the Court granted the plaintiffs' motion for a preliminary injunction to stop the Starwood financing until a hearing on a permanent injunction. The Partnership, its General Partner, and members of the Special Committee have appealed the order granting the preliminary injunction. The appeal is pending in the Appellate Court of Illinois, First Judicial District, Case No. 97-0093. In the appeal, the Partnership, its General Partner, and members of the Special Committee, among other things, contend that the wrong legal standard was applied by the trial court in the hearing on plaintiffs' motion for preliminary injunction in requiring the Partnership to prove the fairness of the Starwood financing. In addition, and alternatively, the Partnership contends that the adoption of the Starwood financing, which an independent investment banker opined was commercially reasonable and fair, satisfied the legal standard applied by the Court.
The parties to the Carlstrom action engaged in mediation discussions supervised by the Court which began on March 5, 1997. The mediation effort has resulted in a stipulation of settlement, which was preliminarily approved by the trial court in a settlement hearing order dated April 1, 1997, as being fair, reasonable, adequate, and in the best interests of the plaintiffs, Holders of Interests and the Partnership. The stipulation of settlement provides, among other things: (i) that the General Partner will be able to pursue the Barnett Financing, as previously defined, for the purposes of making a distribution and replacing certain of the Partnership's current credit facilities; (ii) that the Partnership will not pursue the Starwood financing; (iii) that the General Partner will choose the option set forth in Section 5.5(J)(i)(c) of the Partnership Agreement (i.e., to commence a liquidation phase on October 31, 1997, in which all of the Partnership's remaining assets will be sold or disposed of by October 31, 2002; (iv) that, if the settlement is finally approved by the trial court, the decision to choose the option set forth in Section 5.5(J)(i)(c) of the Partnership Agreement will be binding upon the Holders of Interests and the General Partner, its affiliates, and any subsequent general partner, whether or not affiliated with the General Partner; (v) that the claims set forth in the Carlstrom action will be released; (vi) that the Illinois appeal will be dismissed; and (vii) that the General Partner and/or its affiliates will defer a portion of the proceeds from the Barnett Financing otherwise distributable to them (subject to the right of the General Partner and/or such affiliates to receive such deferred amount after the Holders of Interests have received a specified amount of distributions from the Partnership after July 1, 1996) and such deferred distribution amount will be used to pay a portion of the legal fees and expenses in the Carlstrom action. In the preliminary settlement hearing order, the trial court also vacated the preliminary injunction ruling, established a procedure for notifying Holders of Interests of their rights in connection with the settlement, and set the matter for a final hearing. On April 30, 1997, the court approved the plaintiff's application for attorneys' fees and expenses in the approximate amount of $1.8 million, which amount was mediated between the parties in a court supervised mediation. On May 13, 1997, a final hearing on the terms of the settlement was held. At the conclusion of the hearing, the trial court, among other things, approved the settlement as fair, reasonable and adequate, and in the best interests of the plaintiffs, Holders of Interests, and the Partnership; ordered that the settlement be consummated by the parties in accordance with its terms and conditions and the terms and conditions of the stipulation of settlement; dismissed the action on the merits and with prejudice; reserved jurisdiction over all matters relating to the consummation and enforcement of the stipulation of settlement and the settlement, and without limiting the generality of the foregoing, to the enforcement on any replacement general partner of the commitment of the General Partner in October 1997 to choose the option set forth in Section 5.5(J)(i)(c) of the Partnership Agreement; and permanently enjoined and barred the Partnership, plaintiffs, and Holders of Interests from instituting, commencing, asserting, prosecuting, or continuing any of the released claims against any of the defendants in any jurisdiction. While the trial court considered any and all objections to the settlement in entering the order, there is no assurance that an appeal from or in connection with the final hearing order will not be taken. The accompanying consolidated financial statements reflect an accrual of approximately $1.8 million for the plaintiffs attorneys' fees and expenses to be paid by the Partnership as a result of the approved settlement.

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

     By letter dated January 10, 1997, Raleigh requested admission as a Substituted Limited Partner of the Partnership. The Partnership referred the request to the Special Committee. On February 11, 1997, the Special Committee denied the request. Thereafter, the Partnership supplemented its counterclaim, as amended, and sought a court declaration that Raleigh is not entitled to be admitted as a Substituted Limited Partner. On February 20, 1997, Raleigh filed a reply and counterclaim against the Partnership, the General Partner, and the Special Committee. The reply counterclaim sought, among other things, a declaration that Raleigh has voting rights in the Partnership and that defendants' breached their fiduciary duties by failing to admit Raleigh as a Substituted Limited Partner. The reply counterclaim also sought to enjoin the Partnership, the General Partner, and the Special Committee from refusing to admit Raleigh as a Substituted Limited Partner, an award of damages, interest, fees, and costs.

     On or about February 28, 1997, Gladys Beasley, individually and as a representative of a class of persons similarly situated, filed an intervenor complaint for declaratory relief against the Partnership. In the intervenor complaint, plaintiff sought a declaration that purchasers who obtained Interests in the Partnership in the public offering and subsequent Holders of Interests in the Partnership by assignment from original Holders have the same voting rights in the Partnership, among other things, to remove and replace the General Partner. In addition, plaintiff Gladys Beasley, sought an order adjudging and decreeing that the intervenor action was properly maintained as a class, an award of her costs and expenses of the litigation, and such other relief as the Court deemed appropriate. The trial of all claims and the Raleigh action was held on April 7 through April 9, 1997. No decision has been rendered to date.

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

     The Partnership has been advised by Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch") that various investors have sought to compel Merrill Lynch to arbitrate claims brought by certain investors of the Partnership representing approximately 5% of the total of approximately 404,000 Interests outstanding. Merrill Lynch has asked the Partnership and its General Partner to confirm an obligation of the Partnership and its General Partner to indemnify Merrill Lynch in these claims against all loss, liability, claim, damage and expense, including without limitation attorneys' fees and expenses, under the terms of a certain Agency Agreement dated September 15, 1987 ("Agency Agreement") with the Partnership relating to the sale of Interests through Merrill Lynch on behalf of the Partnership. These claimants have sought and are seeking to arbitrate claims involving unspecified damages against Merrill Lynch based on Merrill Lynch's alleged violation of applicable state and/or federal securities laws and alleged violations of the rules of the National Association of Securities Dealers, Inc., together with pendent state law claims. The Partnership believes that Merrill Lynch has resolved some of these claims through litigation and otherwise, and that Merrill Lynch is defending other claims. The Agency Agreement generally provides that the Partnership and its General Partner shall indemnify Merrill Lynch against losses occasioned by any actual or alleged misstatements or omissions of material facts in the Partnership's offering materials used in connection with the sale of Interests and suffered by Merrill Lynch in performing its duties under the Agency Agreement, under certain specified conditions. The Agency Agreement also generally provides, under certain conditions, that Merrill Lynch shall indemnify the Partnership and its General Partner for losses suffered by the Partnership and occasioned by certain specified conduct by Merrill Lynch in the course of Merrill Lynch's solicitation of subscriptions for, and sale of, Interests. The Partnership is unable to determine the ultimate investment of investors who have filed arbitration claims as to which Merrill Lynch might seek indemnification in the future. At this time, and based upon the information presently available about the arbitration statements of claims filed by some of these investors, the Partnership and its General Partner believe that they have meritorious defenses to demands for indemnification made by Merrill Lynch and intend to vigorously pursue such defenses. Although there can be no assurance regarding the outcome of the claims for indemnification, at this time, based on information presently available about such arbitration statements of claims, the Partnership and its General Partner do not believe that the demands for indemnification by Merrill Lynch will have a material adverse effect on the financial condition of the Partnership.

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

     The Partnership owns a 50% joint venture interest in 31 commercial/ industrial acres in Pompano Beach, Florida, which is encumbered by a mortgage loan in the principal amount of approximately $4 million at March 31, 1997. During April 1992, as a result of the Partnership's previous determination that the development of the land was no longer economically profitable, the Partnership and its joint venture partner each tendered payment in the amount of approximately $3.1 million to the lender for their respective shares of the guarantee payment required under the loan agreement and certain other holding costs, the majority of which reduced the outstanding mortgage loan to its current balance. The venture also intended at that time to convey title to the property to the lender; however, such conveyance is pending until resolution of certain general development obligations of the venture as well as certain environmental issues. The Partnership had been negotiating with the lender regarding the
scope of the development work required to be done.   Negotiations with the
lender were unsuccessful, and the lender has filed a lawsuit with the Broward County Circuit Court in which the lender asserts, among other things, that the mortgage loan is with recourse to the joint venture partners as a result of the partners' failure to perform in accordance with the terms of the loan agreement. The lender is demanding payment of the outstanding loan balance plus interest thereon. The Partnership believes this claim is without merit and is vigorously defending the lawsuit. With respect to the environmental issues, the previous owner remains obligated to undertake the clean-up pursuant to, among other things, a surviving obligation under the purchase and sale agreement. The clean-up began in July 1994, and the first phase of the remedial action plan was completed in October 1994. Further action plans are now being discussed with state environmental officials. If the previous owner is unable to fulfill all its obligations as they relate to this environmental issue, the venture and ultimately the Partnership may be obligated for such costs. Should this occur, the Partnership does not anticipate the cost of this clean-up to be material to its operations.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     The Partnership adopted the Financial Accounting Standard's Board's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective January 1, 1995. In accordance with Statement No. 121, the Partnership has discontinued recording depreciation on assets held for disposal. The combined results of operations for the Partnership's assets held for disposal totaled approximately $1.8 million and $1.2 million for the three months ended March 31, 1997 and 1996, respectively, and are included in operating properties revenues and cost of revenues on the accompanying consolidated statements of operations. The Partnership requires no impairment losses or other adjustments to be recorded as of March 31, 1997 as a result of the application of this statement.


ADJUSTMENTS

     In the opinion of the General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of March 31, 1997 and December 31, 1996 and for the three months ended March 31, 1997 and 1996.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements ("Notes") contained in this report for additional information concerning certain of the Partnership's investments.

     At March 31, 1997 and December 31, 1996, the Partnership had cash and cash equivalents of approximately $8,965,000 and $53,636,000, respectively.

The decrease in Cash and cash equivalents at March 31, 1997 as compared to December 31, 1995 is due primarily to distributions to partners and Holders of Interests of approximately $25.6 million made in February 1997, and the payoff of the outstanding balance of $5,234,008 outstanding under the Partnership's term loan in January 1997.

     The Partnership's revolving line of credit, income property term loan and letter of credit agreement are scheduled to mature in July 1997. The Partnership currently anticipates that it will seek an extension from its lender of its income property term loan upon maturity. In addition, the Partnership is currently in negotiations with Barnett for a new credit facility. During March 1997, the Partnership received a non-binding term sheet from Barnett for a proposed $75 million term loan, a $20 million revolving line of credit and a $5 million letter of credit facility. Under the term sheet, the Barnett Financing, if consummated, is expected to have a term of four years with annual scheduled principal repayments of $12.5 million, as well as additional annual principal repayments based upon a specified percentage of the Partnership's available cash. The maximum principal repayments, including the scheduled repayments, would not exceed $18.75 million per annum. The remaining outstanding balance on the Barnett Financing would be due upon maturity. Under the term sheet, the interest rate on the Barnett Financing would be based, at the Partnership's option, on the relevant LIBOR plus 2.25% per annum or Barnett's prime rate.
Barnett will require the Partnership to have an interest rate swap or cap in place for one-third of the projected outstanding balance of the term loan. It is expected that the Partnership would be required to pay a loan fee of 1% of the total facility upon closing of the loan. It is currently anticipated that a portion of the proceeds from the Barnett Financing, if consummated, would be used by the Partnership to make a distribution in the amount of approximately $75 million, including a distribution of approximately $175 per Interest to the Holders of Interests. Consummation of the Barnett Financing is subject to the negotiation and execution by the parties of binding loan documents. Such facility, if obtained, would, in part, replace the Partnership's existing revolving line of credit and letter of credit facilities. There can be no assurance that the Barnett Financing will be consummated or, if consummated, that its terms will be similar to those described above. The proposed terms of the Barnett Financing described above have been approved by a judge sitting on the Circuit Court of Cook County, Illinois pursuant to the settlement order in the Carlstrom action, as discussed in detail in Item 1. of Part II - Legal Proceedings.

     As further discussed in Item 1. of Part II - Legal Proceedings, on May 13, 1997, a final hearing on the terms of the settlement of the Carlstrom action was held. At the conclusion of the hearing, the trial court, among other things, approved the settlement as fair, reasonable and adequate, and in the best interests of the plaintiffs, Holders of Interests and the Partnership. In accordance with the terms of this settlement, the General Partner will choose the option set forth in Section 5.5(J)(i)(c) of the Partnership Agreement (i.e. to commence a liquidation phase on October 31, 1997, in which all of the Partnership's remaining assets will be sold or disposed of by October 31, 2002).

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

     Based on its analysis and its consultation with its advisors, the Special Committee determined that, with respect to the Holders of Interests who have the expectation of retaining their Interests through an anticipated orderly liquidation of the Partnership's assets by October 2002 and who have no current or anticipated need for liquidity, these offers were inadequate and not in the best interests of such Holders of Interests.

The Special Committee recommended that such Holders reject these offers and not tender their Interests pursuant to these offers. With respect to all other Holders of Interests, the Special Committee expressed no opinion and remained neutral with respect to these offers.

     One offer for Interests in the Partnership was made by Raleigh Capital Associates L.P. ("Raleigh") commencing in June 1996. Raleigh's offer was for up to 185,000 Interests, which represents approximately 46% of the outstanding Interests. Raleigh's offer had a final price of $461 per Interest and expired on August 1, 1996. Raleigh acquired a total of 79,696 Interests pursuant to such offer, which represents approximately 19.7% of the total outstanding Interests.

     Lehman updated its Estimated Liquidation Value as of October 1, 1996 (the "October Estimated Liquidation Value"). In arriving at the Revised Estimated Liquidation Value, Lehman relied upon the Partnership's estimate of the gross cash distributions that the Holders would receive through the assumed liquidation period. These estimated gross distributions were then discounted to reflect the present value of such distributions as of October 1, 1996, which ranged from $595 to $640 per Interest, depending on the different discount rates used.

     During October 1996, Raleigh and certain of its affiliates commenced another unsolicited offer to acquire up to 100,000 Interests, which represents approximately 24.8% of the outstanding Interests in the Partnership, at a purchase price of $500 per Interest, which amount, under the terms of the offer, was to be reduced by distributions made by the Partnership during the period of the offer. Such offer was amended on April 16, 1997. Raleigh's amended offer reflected a modification in the purchase price for the Interests to provide for $400 per Interest (which reflects an adjustment in the purchase price for the $60 per Interest distribution made by the Partnership in February 1997) to be paid upon closing of the offer, and an additional $40 per Interest to be paid should a certain lawsuit currently pending in the Court of Chancery of the State of Delaware result in a determination that Raleigh has voting rights with respect to Interests it had previously acquired. As of the date of this report, such lawsuit has not been decided. Raleigh's amended offer expired on April 29, 1997. Raleigh has reported that it acquired a total of 26,405 Interests pursuant to such amended offer, which represents approximately

6.5% of the total outstanding Interests. As a result of the Interests acquired pursuant to both its original offer and its amended offer, Raleigh has reported ownership of a total of 106,747 Interests, representing approximately 26.4% of the total outstanding Interests.

     Based on its analysis and its consultation with its advisors, the Special Committee determined that with respect to Holders of Interests who have the expectation of retaining their Interests through an anticipated orderly liquidation of the Partnership's assets by October 2002 and who have no current or anticipated need for liquidity, the second Raleigh offer was inadequate and not in the best interest of such Holders. The Special Committee recommended that such Holders reject the second Raleigh offer and not tender their Interests pursuant to such offer. However, the Special Committee recommended to those Holders of Interests who have a current need or desire for liquidity that such Holders tender their Interests in the offer.

     During April 1997, Smithtown Bay, L.L.C. ("Smithtown") commenced an offer to acquire up to 17,000 Interests, which represents approximately 4.2% of the outstanding Interests in the Partnership. Smithtown's offer has a purchase price of $475 per Interest and is scheduled to expire on May 30, 1997. In connection with the Smithtown offer, Lehman updated its Estimated Liquidation Value as of March 31, 1997 (the "March Estimated Liquidation Value"). In arriving at the March Estimated Liquidation Value, Lehman relied upon the Partnership's estimate of the gross cash distributions that the Holders of Interests would receive through the assumed liquidation period. These estimated gross distributions were then discounted to reflect the present value of such distributions as of March 31, 1997, which ranged from $540 to $585 per Interest, depending on the different discount rates used.

     Based on its analysis and its consultation with its advisors, the Special Committee has determined that with respect to Holders of Interests who have the expectation of retaining their Interests through an anticipated orderly liquidation of the Partnership's assets by October 2002 and who have no current or anticipated need for liquidity, the Smithtown offer is inadequate and not in the best interests of such Holders of Interests. Accordingly, the Special Committee recommends that such Holders of Interests reject the Smithtown offer and not tender their Interests pursuant to such offer. However, the Special Committee recommends that Holders of Interests who have a current need or desire for liquidity tender their Interests to Smithtown.

     The Partnership began incurring significant expenditures in connection with the various unsolicited tender offers for Interests during the third quarter of 1996, and may incur significant additional costs in the future in connection therewith.

RESULTS OF OPERATIONS

     The results of operations for the three months ended March 31, 1997 are primarily attributable to the development and sale or operation of the Partnership's assets.

     For the three months ended March 31, 1997, the Partnership (including its consolidated ventures and its unconsolidated ventures accounted for under the equity method) closed on the sale of 174 housing units, 24 homesite lots and approximately one acre of developed land. This compares to closings in the first quarter of 1996 of 255 housing units, 46 homesite lots and the sale of the Partnership's 20% joint venture interest in Coto de Caza. Outstanding contracts ("backlog") as of March 31, 1997 were for 650 housing units, 31 homesites and an approximate six acre developed land tract. This compares to a backlog as of March 31, 1996 of 847 housing units, 33 homesites and approximately 36 acres of developed and undeveloped land tracts.

     The Partnership's Communities are in various stages of development, with estimated remaining build-outs ranging from one to nine years. The Weston Community, located in Broward County, Florida, is the Partnership's largest Community and is in its mid-stage of development. Also in their mid stages of development are the River Hills Country Club in Tampa, Florida; the Water's Edge Community in Atlanta, Georgia; The Cullasaja Club, near Highlands, North Carolina and the Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay. The Partnership's Jacksonville Golf & Country Club Community in Florida is in its late stage of development. All of the remaining units in the Partnership's Sawgrass Country Club and Dockside Communities in Jacksonville, Florida and Atlanta, Georgia, respectively, closed during 1996. In addition, the Broken Sound Community, located in Boca Raton, Florida, had its final closings in 1995; however, the Partnership still has equity memberships in the Broken Sound Club to sell. Future revenues will be impacted to the extent that there are lower levels of inventories available for sale as the Partnership's remaining Communities approach or undertake their final phases.

     Historically, a substantial portion of the Partnership's housing revenues during the first six months of a given year are generated from the closing of units contracted in the prior year. The decrease in housing revenues for the period ended March 31, 1997 as compared to the same period in 1996 is due primarily to a lower volume of units closed in Weston, which is the direct result of a decrease in unit backlog at December 31, 1996 as compared to December 31, 1995. The unfavorable revenue variance is also due to decreased revenue recognition on the condominiums at Arvida's Grand Bay. The Partnership recognized substantial revenues from three of the buildings at Arvida's Grand Bay in 1996, and expects to recognize the remaining revenues from these buildings in 1997. There are two buildings still to be constructed at Arvida's Grand Bay. The Partnership anticipates beginning construction on one of these buildings during 1997. However, no revenues are expected to be recognized for this building until 1998. The closings of the remaining units in Sawgrass Country Club in Jacksonville and Dockside in Atlanta in 1996, as well as the close out of several projects in Jacksonville Golf & Country Club also contributed to the decrease in revenues.

     The decrease in homesite revenues for the period ended March 31, 1997 as compared to the same period in 1996 is due to fewer lot closings in the Partnership's Weston and Water's Edge Communities. The decrease in lot closings in Weston is due primarily to the close out and substantial close out of certain of the products within the Community which are not being replaced with similar product lines. The number of closings decreased at Water's Edge due primarily to the timing of lot closings within the Community.

     The increase in the operating profit margin from homesite activities for the three months ended March 31, 1997 as compared to the same period in 1996 is due primarily to the recognition of deferred income in 1997 for sales recorded in previous years which did not yet meet the requirements for income recognition.

     The decrease in land and property revenues for the three months ended March 31, 1997 as compared to the same period in 1996 is due primarily to the sale of the Partnership's 20% joint venture interest in the Coto de Caza Joint Venture in March 1996 for a cash sales price of $12 million.

     The increase in operating properties revenues for the three months ended March 31, 1997 as compared to the same period in 1996 is due to rental income generated at the Partnership's new retail shopping plaza in Weston, which opened in the fourth quarter of 1996. In addition, revenues from the Partnership's club operations increased in 1997 as compared to 1996 due primarily to an overall increase in dues and golf revenues at the Partnership's country clubs in Weston and River Hills, and increased revenues from the restaurant operations at one of the Partnership's clubs in Jacksonville, Florida.

     The decrease in revenues from brokerage and other operations for the period ended March 31, 1997 as compared to March 1996 is due primarily to decreased resale brokerage activity resulting from the closing of certain of the Partnership's Palm Beach County sales offices, as well as the Partnership's sale of its resale operation located in Longboat Key near Sarasota, Florida in October 1996. Also contributing to the unfavorable variance are decreased commissions earned from the sales of builders' homes within the Partnership's Weston Community due to a decrease in the number of builder units closed in the first quarter of 1997 as compared to the first quarter of 1996.

     The increase in selling, general and administrative expenses for the three months ended March 31, 1997 as compared to the same period in 1996 is due primarily to the approximate $1.8 million charge recorded as of March 31, 1997 to accrue certain attorneys' fees and expenses to be paid by the Partnership as a result of the approved settlement in the Carlstrom action as discussed in detail in Item 1. of Part II - Legal Proceedings. In addition, the Partnership began incurring significant expenditures in the third quarter of 1996 in connection with the various unsolicited tender offers made for Partnership Interests. Such expenditures incurred during the period ended March 31, 1997 also contributed to the increase in selling, general and administrative expenses as compared to the same period in 1996. These unfavorable variances are partially offset by reduced project administrative overheads and marketing costs incurred during the three month period ended March 31, 1997 as compared to the same period in 1996, due to the late stages of development and close-outs of certain of the Partnership's communities.

     The increase in interest income for the three month period ended March 31, 1997 as compared to the same period in 1996 is due to an increase in the average balances invested in interest bearing accounts during 1997.

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

     A second complaint was filed in the County Department, Chancery Division of the Circuit Court of Cook County, Illinois on July 1, 1996, and most recently amended on November 27, 1996, in connection with a court ruling dismissing certain allegations, in the matter of Jack H. Carlstrom, Lynne M. Carlstrom, Woneta Bellevue, Roger Lathbury and Begona Lathbury v. Arvida/JMB Managers, Inc., Neil G. Bluhm, Ira J. Schulman, Burton E. Glazov, Stuart C. Nathan, A. Lee Sacks, John G. Schreiber, Judd D. Malkin, Lehman Brothers Inc., Starwood Capital Group I, L.P., Starwood/Florida Funding, L.L.C., Starwood Opportunity Fund IV, L.P., BSS Capital II, L.L.C., Barry Sternlicht, Walton Street Capital Acquisition Co. III and Whitehall Street Real Estate Limited Partnership VII, and Arvida/JMB Partners, L.P., nominal defendant ("Carlstrom action"). This complaint, as amended, is brought derivatively on behalf of the Partnership and individually on behalf of Jack H. Carlstrom, Lynne M. Carlstrom, Woneta Bellevue, Roger Lathbury and Begona Lathbury and a purported class of all other Holders of Interests (excluding the defendants, members of their immediate families, affiliates, subsidiaries, agents, partners, members of their current or former management or that of their affiliates, and any participant in the alleged conspiracy). The Carlstrom action challenged, among other things, the Partnership's proposed $160 million term loan from Starwood/Florida Funding, L.L.C. ("Starwood financing") and seeks, among other things, to bar defendants from taking any action to chill tender offers or offers for debt financing from non-affiliates; to cause defendants to put the issue of the Starwood financing to a vote of unitholders; to bar defendants from completing the Starwood financing; to disband the Special Committee (the "Special Committee" of the Board of Directors of Arvida/JMB Managers, Inc.) and allow the Holders of Interests to vote on an "independent slate" of directors to compose a new special committee; and to cause the Partnership and director defendants to auction the Partnership. The complaint, as amended, alleges, among other things, that the General Partner breached its fiduciary duties owed plaintiffs and members of the purported class by failing to negotiate for the financing with other entities and entering into the Starwood financing in order to entrench itself and maintain its control over the Partnership. The complaint, as amended, also alleges that the terms of the Starwood financing are burdensome to the Partnership and allegedly will cause a waste of the Partnership's assets. The Carlstrom action has been consolidated with the Weiss action and is brought as a four-count complaint for breach of fiduciary duty on behalf of the class, breach of fiduciary duty on behalf of the Partnership, conspiracy and collusion to breach fiduciary duties on behalf of the class and the Partnership, and for an injunction on behalf of the class and the Partnership. In addition to the relief described above, plaintiffs in the complaint, as amended, on behalf of themselves and members of the purported class seek damages in a sum to be determined at trial, attorneys' fees and costs, and such other relief as the Court may deem just and proper. On December 13, 1996, the Court granted the plaintiffs' motion for preliminary injunction to stop the Starwood financing until a hearing on a permanent injunction. The Partnership, its General Partner, and members of the Special Committee have appealed the order granting the preliminary injunction. The appeal is pending in the Appellate Court of Illinois, First Judicial District, Case No. 97-0093. In the appeal, the Partnership, its General Partner, and members of the Special Committee, among other things, contend that the wrong legal standard was applied by the trial court in the hearing on plaintiffs' motion for preliminary injunction in requiring the Partnership to prove the fairness of the Starwood financing. In addition, and alternatively, the Partnership contends that the adoption of the Starwood financing, which an independent investment banker opined was commercially reasonable and fair, satisfied the legal standard applied by the Court.
The parties to the Carlstrom action engaged in mediation discussions supervised by the Court which began on March 5, 1997. The mediation effort has resulted in a stipulation of settlement, which was preliminarily approved by the trial court in a settlement hearing order dated April 1, 1997, as being fair, reasonable, adequate, and in the best interests of the plaintiffs, Holders of Interests and the Partnership. The stipulation of settlement provides, among other things: (i) that the General Partner will be able to pursue the Barnett Financing, as previously defined, for the purposes of making a distribution and replacing certain of the Partnership's current credit facilities; (ii) that the Partnership will not pursue the Starwood financing; (iii) that the General Partner will choose the option set forth in Section 5.5(J)(i)(c) of the Partnership Agreement (i.e., to commence a liquidation phase on October 31, 1997, in which all of the Partnership's remaining assets will be sold or disposed of by October 31, 2002; (iv) that, if the settlement is finally approved by the trial court, the decision to choose the option set forth in Section 5.5(J)(i)(c) of the Partnership Agreement will be binding upon the Holders of Interests and the General Partner, its affiliates, and any subsequent general partner, whether or not affiliated with the General Partner; (v) that the claims set forth in the Carlstrom action will be released; (vi) that the Illinois appeal will be dismissed; and (vii) that the General Partner and/or its affiliates will defer a portion of the proceeds from the Barnett Financing otherwise distributable to them (subject to the right of the General Partner and/or such affiliates to receive such deferred amount after the Holders of Interests have received a specified amount of distributions from the Partnership after July 1, 1996) and such deferred distribution amount will be used to pay a portion of the legal fees and expenses in the Carlstrom action. In the preliminary settlement hearing order, the trial court also vacated the preliminary injunction ruling, established a procedure for notifying Holders of Interests of their rights in connection with the settlement, and set the matter for a final hearing. On April 30, 1997, the court approved the plaintiff's application for attorneys' fees and expenses in the approximate amount of $1.8 million, which amount was mediated between the parties in a court supervised mediation. On May 13, 1997, a final hearing on the terms of the settlement was held. At the conclusion of the hearing, the trial court, among other things, approved the settlement as fair, reasonable and adequate, and in the best interests of the plaintiffs, Holders of Interests, and the Partnership; ordered that the settlement be consummated by the parties in accordance with its terms and conditions and the terms and conditions of the stipulation of settlement; dismissed the action on the merits and with prejudice; reserved jurisdiction over all matters relating to the consummation and enforcement of the stipulation of settlement and the settlement, and without limiting the generality of the foregoing, to the enforcement on any replacement general partner of the commitment of the General Partner in October 1997 to choose the option set forth in Section 5.5(J)(i)(c) of the Partnership Agreement; and permanently enjoined and barred the Partnership, plaintiffs, and Holders of Interests from instituting, commencing, asserting, prosecuting, or continuing any of the released claims against any of the defendants in any jurisdiction. While the trial court considered any and all objections to the settlement in entering the order, there is no assurance that an appeal from or in connection with the final hearing order will not be taken. The accompanying consolidated financial statements reflect an accrual of approximately $1.8 million for the plaintiffs attorneys' fees and expenses to be paid by the Partnership as a result of the approved settlement.

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

     By letter dated January 10, 1997, Raleigh requested admission as a Substituted Limited Partner of the Partnership. The Partnership referred the request to the Special Committee. On February 11, 1997, the Special Committee denied the request. Thereafter, the Partnership supplemented its counterclaim, as amended, and sought a court declaration that Raleigh is not entitled to be admitted as a Substituted Limited Partner. On February 20, 1997, Raleigh filed a reply and counterclaim against the Partnership, the General Partner, and the Special Committee. The reply counterclaim sought, among other things, a declaration that Raleigh has voting rights in the Partnership and that defendants' breached their fiduciary duties by failing to admit Raleigh as a Substituted Limited Partner. The reply counterclaim also sought to enjoin the Partnership, the General Partner, and the Special Committee from refusing to admit Raleigh as a Substituted Limited Partner, an award of damages, interest, fees, and costs.

     On or about February 28, 1997, Gladys Beasley, individually and as a representative of a class of persons similarly situated, filed an intervenor complaint for declaratory relief against the Partnership. In the intervenor complaint, plaintiff sought a declaration that purchasers who obtained Interests in the Partnership in the public offering and subsequent Holders of Interests in the Partnership by assignment from original Holders have the same voting rights in the Partnership, among other things, to remove and replace the General Partner. In addition, plaintiff Gladys Beasley, sought an order adjudging and decreeing that the intervenor action was properly maintained as a class, an award of her costs and expenses of the litigation, and such other relief as the Court deemed appropriate.

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

     Other than as described above, the Partnership is not subject to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership. However, reference is made to the Commitments and Contingencies Section of the Notes for a discussion of certain claims asserted by Merrill Lynch for indemnification by the Partnership and the General Partner in connection with claims for arbitration filed by certain investors in the Partnership.

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

    4.9. Commitment for a term loan by and between Starwood/Florida Funding, L.L.C. and Arvida/JMB Partners, L.P. dated September 12, 1996 is incorporated herein by reference to Exhibit 4.1 to the Partnership's Report on Form 8-K (File No. 0-16976) dated September 12, 1996.

    4.10. Commitment letter dated March 12, 1997, from Barnett Bank of Broward County, N.A. is incorporated herein by reference to Exhibit 4.10 of the Partnership's Report for December 31, 1996, as amended, on Form 10-K (File No. 0-16976) dated May 1, 1997.

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

    10.5. Stipulation of settlement dated April 1, 1997, filed in the Circuit Court of Cook County, Illinois, Chancery Department is incorporated herein by reference to Exhibit 16.5 of the Partnership's Report for December 31, 1996, as amended, on Form 10-K (File No. 0-16976) dated May 1, 1997.

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

       (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                ARVIDA/JMB PARTNERS, L.P.

                BY:   Arvida/JMB Managers, Inc.
                      (The General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: May 13, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 13, 1997