Form 10-Q
period 1997-06-30
ARVIDA JMB PARTNERS L P
filed 1997-08-14
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.   20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 1997         Commission file #0-16976




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . .      3


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations . . . . . . . . . . . . . . . . . . .     21




PART II    OTHER INFORMATION


Item 1.    Legal Proceedings. . . . . . . . . . . . . . . .     27

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . .     31

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                         ARVIDA/JMB PARTNERS, L.P.
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                        CONSOLIDATED BALANCE SHEETS

                                    JUNE 30, 1997 AND DECEMBER 31, 1996

                                                (UNAUDITED)

                                                  ASSETS
                                                  ------

                                                                             JUNE 30,      DECEMBER 31,
                                                                               1997           1996
                                                                          -------------    -----------
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .      $ 14,427,301     53,635,737
Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,940,165     11,833,522
Trade and other accounts receivable (net of allowance for doubtful accounts of $248,351 at June 30, 1997 and $261,326 at
  December 31, 1996). . . . . . . . . . . . . . . . . . . . . . . . .         7,497,602      3,582,995
Mortgages receivable, net . . . . . . . . . . . . . . . . . . . . . .           757,180      1,269,460
Real estate inventories . . . . . . . . . . . . . . . . . . . . . . .       182,292,695    174,638,454
Property and equipment held for disposition or sale . . . . . . . . .        41,279,342          --
Property and equipment, net . . . . . . . . . . . . . . . . . . . . .        38,110,789     79,373,444
Investments in and advances to joint ventures, net. . . . . . . . . .         2,735,074      2,739,842
Equity memberships. . . . . . . . . . . . . . . . . . . . . . . . . .         4,984,918      5,457,880
Amounts due from affiliates . . . . . . . . . . . . . . . . . . . . .         1,182,128      1,003,732
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . .         7,824,833      7,105,077
                                                                           ------------   ------------

          Total assets. . . . . . . . . . . . . . . . . . . . . . . .      $314,032,027    340,640,143
                                                                           ============   ============





                                         ARVIDA/JMB PARTNERS, L.P.
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                  CONSOLIDATED BALANCE SHEETS (CONTINUED)

(UNAUDITED)

                                LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                ------------------------------------------

                                                                             JUNE 30,      DECEMBER 31,
                                                                               1997           1996
                                                                          -------------    -----------
Liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .      $ 17,581,054     21,532,400
  Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        22,093,897     17,287,325
  Accrued expenses and other liabilities. . . . . . . . . . . . . . .        15,119,741     15,324,815
  Notes and mortgages payable, net. . . . . . . . . . . . . . . . . .        30,177,914     36,843,778
                                                                           ------------   ------------
  Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .        84,972,606     90,988,318
                                                                           ------------   ------------

Partners' capital accounts:
  General Partner and Associate Limited Partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .            20,000         20,000
    Cumulative net income . . . . . . . . . . . . . . . . . . . . . .        37,097,572     35,750,061
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (35,839,796)   (34,492,285)
                                                                           ------------   ------------
                                                                              1,277,776      1,277,776
                                                                           ------------   ------------
  Limited Partners:
    Capital contributions, net of offering costs. . . . . . . . . . .       364,841,815    364,841,815
    Cumulative net income . . . . . . . . . . . . . . . . . . . . . .        39,734,696     36,071,642
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .      (176,794,866)  (152,539,408)
                                                                           ------------   ------------
                                                                            227,781,645    248,374,049
                                                                           ------------   ------------
          Total partners' capital accounts. . . . . . . . . . . . . .       229,059,421    249,651,825
                                                                           ------------   ------------

          Total liabilities and partners' capital . . . . . . . . . .      $314,032,027    340,640,143
                                                                           ============   ============

                                The accompanying notes are an integral part of these consolidated financial statements.

                                         ARVIDA/JMB PARTNERS, L.P.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                             THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                (UNAUDITED)


                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                            -------------------------------------------------------
                                                      1997          1996          1997          1996
                                                 ------------   -----------  ------------   -----------
Revenues:
  Housing . . . . . . . . . . . . . . . . . . .   $45,120,200    50,035,101    77,890,164   100,095,179
  Homesites . . . . . . . . . . . . . . . . . .     6,556,525     5,309,248     8,731,704     8,421,248
  Land and property . . . . . . . . . . . . . .     2,821,789     1,639,540     3,280,349    14,760,201
  Operating properties. . . . . . . . . . . . .     7,579,225     7,257,263    16,780,263    15,574,281
  Brokerage and other operations. . . . . . . .     6,228,479     7,797,157    11,689,258    13,789,872
                                                  -----------    ----------   -----------   -----------
        Total revenues. . . . . . . . . . . . .    68,306,218    72,038,309   118,371,738   152,640,781
                                                  -----------    ----------   -----------   -----------
Cost of revenues:
  Housing . . . . . . . . . . . . . . . . . . .    38,805,717    41,643,771    67,382,639    84,548,911
  Homesites . . . . . . . . . . . . . . . . . .     3,937,468     3,703,417     5,214,387     5,944,055
  Land and property . . . . . . . . . . . . . .     2,284,766     1,356,631     2,527,779    11,926,747
  Operating properties. . . . . . . . . . . . .     6,539,114     7,140,931    13,939,744    14,348,278
  Brokerage and other operations. . . . . . . .     5,844,534     7,014,093    11,176,450    12,835,606
                                                  -----------    ----------   -----------   -----------
        Total cost of revenues. . . . . . . . .    57,411,599    60,858,843   100,240,999   129,603,597
                                                  -----------    ----------   -----------   -----------
Gross operating profit. . . . . . . . . . . . .    10,894,619    11,179,466    18,130,739    23,037,184
Selling, general and administrative expenses. .    (5,098,646)   (4,560,389)  (12,199,315)   (9,786,622)
                                                  -----------    ----------   -----------   -----------
        Net operating income. . . . . . . . . .     5,795,973     6,619,077     5,931,424    13,250,562

Interest income . . . . . . . . . . . . . . . .       203,469       369,365     1,031,386       781,893
Equity in earnings (losses) of
  unconsolidated ventures . . . . . . . . . . .       (27,336)      (83,100)       19,805      (116,913)
Interest and real estate taxes, net . . . . . .    (1,039,483)     (933,651)   (1,972,050)   (1,882,825)
                                                  -----------    ----------   -----------   -----------




                                         ARVIDA/JMB PARTNERS, L.P.

                             CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                            -------------------------------------------------------
                                                      1997          1996          1997          1996
                                                 ------------   -----------  ------------   -----------

        Net income. . . . . . . . . . . . . . .   $ 4,932,623     5,971,691     5,010,565    12,032,717
                                                  ===========    ==========    ==========    ==========

        Net income per Limited
          Partnership Interest. . . . . . . . .   $     12.21         14.63          9.07         28.31
                                                  ===========    ==========    ==========    ==========

        Cash distributions per
          Limited Partnership
          Interest. . . . . . . . . . . . . . .   $     60.04         --            60.04         25.85
                                                  ===========    ==========    ==========    ==========

























          The accompanying notes are an integral part of these consolidated financial statements.

                                         ARVIDA/JMB PARTNERS, L.P.
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                (UNAUDITED)

                                                                                1997            1996
                                                                            ------------    -----------
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  5,010,565     12,032,717
Charges (credits) to net income not requiring (providing) cash:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .    1,991,957      2,845,245
  Equity in (earnings) losses of unconsolidated ventures. . . . . . . . . .      (19,804)       116,913
  Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . . .       40,983        (10,287)
  Gain on disposition of property and equipment . . . . . . . . . . . . . .        --            (4,491)
Changes in:
  Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,106,643)    (1,210,692)
  Trade and other accounts receivable . . . . . . . . . . . . . . . . . . .   (3,955,590)     5,558,929
  Real estate inventories:
    Additions to real estate inventories. . . . . . . . . . . . . . . . . .  (75,225,917)   (96,341,150)
    Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   70,766,098     97,952,677
    Capitalized interest. . . . . . . . . . . . . . . . . . . . . . . . . .   (1,315,767)    (2,835,956)
    Capitalized real estate taxes . . . . . . . . . . . . . . . . . . . . .   (1,878,655)    (1,885,382)
  Equity memberships. . . . . . . . . . . . . . . . . . . . . . . . . . . .      472,962        990,615
  Amounts due from affiliates . . . . . . . . . . . . . . . . . . . . . . .     (178,396)       871,647
  Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . .     (870,568)       194,800
  Accounts payable, accrued expenses and other liabilities. . . . . . . . .   (3,630,992)       117,718
  Deposits and unearned income. . . . . . . . . . . . . . . . . . . . . . .    4,806,572     (1,434,349)
                                                                            ------------    -----------

          Net cash provided by (used in) operating activities . . . . . . .   (5,093,195)    16,958,954
                                                                            ------------    -----------




                                         ARVIDA/JMB PARTNERS, L.P.
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                                1997            1996
                                                                            ------------    -----------
Cash flows from investing activities:
  Mortgages receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .      512,280        694,934
  Acquisitions of property and equipment. . . . . . . . . . . . . . . . . .   (1,857,832)    (8,747,952)
  Proceeds from sales and disposals of property and equipment . . . . . . .        --            20,763
  Joint venture distributions (contributions), net. . . . . . . . . . . . .     (500,857)        (7,276)
  Payments from (advances to) joint ventures. . . . . . . . . . . . . . . .        --         4,168,156
  Proceeds from sale of joint venture interest. . . . . . . . . . . . . . .        --         6,111,440
                                                                            ------------    -----------
          Net cash provided by (used in) investing activities . . . . . . .   (1,846,409)     2,240,065
                                                                            ------------    -----------
Cash flows from financing activities:
  Proceeds from notes and mortgages payable . . . . . . . . . . . . . . . .    1,200,880     27,871,363
  Payments of notes and mortgages payable . . . . . . . . . . . . . . . . .   (7,866,744)   (40,128,561)
  Distributions to General Partner and Associate Limited Partners . . . . .   (1,347,510)      (579,239)
  Distributions to Limited Partners . . . . . . . . . . . . . . . . . . . .  (24,255,458)   (10,444,416)
  Bank overdrafts . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --        (3,716,434)
                                                                            ------------    -----------
          Net cash used in financing activities . . . . . . . . . . . . . .  (32,268,832)   (26,997,287)
                                                                            ------------    -----------
Decrease in Cash and cash equivalents . . . . . . . . . . . . . . . . . . .  (39,208,436)    (7,798,268)

Cash and cash equivalents, beginning of year. . . . . . . . . . . . . . . .   53,635,737     20,171,289
                                                                            ------------    -----------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . $ 14,427,301     12,373,021
                                                                            ============    ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest, net of amounts capitalized . . $      --            33,939
                                                                            ============    ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . . $      --             --
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

                        JUNE 30, 1997 AND 1996

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

GENERAL

     Capitalized Interest and Real Estate Taxes

     Interest, including the amortization of loan fees, of $1,315,767 and $2,835,956 was incurred for the six months ended June 30, 1997 and 1996, respectively, all of which was capitalized. Interest payments, including amounts capitalized, of $1,275,291 and $2,869,895 were made during the six months ended June 30, 1997 and 1996, respectively. Interest, including the amortization of loan fees, of $681,238 and $1,357,841 was incurred for the three months ended June 30, 1997 and 1996, respectively, all of which was capitalized. Interest payments, including amounts capitalized of $714,665 and $1,278,892, were made during the three months ended June 30, 1997 and 1996, respectively.

     Real estate taxes of $3,850,705 and $3,768,207 were incurred for the six months ended June 30, 1997 and 1996, respectively, of which $1,878,655 and $1,885,382 were capitalized, respectively. Real estate tax payments of $322,313 and $377,347 were made during the six months ended June 30, 1997 and 1996, respectively. Real estate taxes of $1,892,581 and $1,891,107 were incurred for the three months ended June 30, 1997 and 1996, respectively, of which $853,098 and $957,456 were capitalized, respectively. Real estate tax payments of $209,670 and $175,176 were made during the three months ended June 30, 1997 and 1996, respectively. In addition, real estate tax reimbursements totaling $244,706 and $165,682 were received from the Partnership's escrow agent during the six months ended June 30, 1997 and 1996, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and other operating properties as these taxes are included in cost of revenues for operating properties.

     Property and Equipment and Other Assets

     Depreciation expense of $1,841,345 and $2,668,474 was incurred for the six months ended June 30, 1997 and 1996, respectively. Amortization of other assets, excluding loan fees, of $42,754 and $49,297 was incurred for the six months ended June 30, 1997 and 1996, respectively. Amortization of loan fees, which is included in interest expense, of $108,058 and $127,414 was incurred for the six months ended June 30, 1997 and 1996, respectively.

Depreciation expense of $768,517 and $1,341,734 was incurred for the three months ended June 30, 1997 and 1996, respectively. Amortization of other assets, excluding loan fees, of $22,555 and $27,036 was incurred for the three months ended June 30, 1997 and 1996, respectively. Amortization of loan fees, which is included in interest expense, of $71,478 and $64,579 was incurred for the three months ended June 30, 1997 and 1996, respectively.

     The decrease in depreciation expense for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is due to the elimination of depreciation expense for assets held for disposal in accordance with FASB Statement 121. The Partnership's application of this statement is discussed further in the "Impact of Recently Issued Accounting Standards" section of the Notes.

     Partnership Records

     During February 1997, the Partnership made a distribution for 1996 of $24,240,000 to its Holders of Interests ($60.00 per Interest) and $1,346,651 to the General Partner and Associate Limited Partners, collectively. In addition, during 1997 distributions totaling $15,458 (approximately $.04 per Interest) were deemed to be paid to each Holder of Interests, $15,372 of which was remitted to North Carolina tax authorities on their behalf for the 1996 non-resident withholding tax. Distributions totaling $859 were also paid during 1997 on behalf of the General Partner and Associate Limited Partners, collectively, a portion of which was also remitted to the North Carolina tax authorities on their behalf. These distributions are the primary cause for the decrease in Cash and cash equivalents at June 30, 1997 as compared to December 31, 1996.

     Reclassifications

     Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

NOTES AND MORTGAGES PAYABLE

     At June 30, 1997, the Partnership's credit facility consisted of a term loan in the original amount of $85,252,520, a revolving line of credit facility up to $20 million, an income property term loan in the original amount of $18,233,326 and a $15 million letter of credit facility, all of which had a maturity of July 1997. For the six month period ended June 30, 1997, the effective interest rate for the combined term loan, income property term loan and revolving line of credit facility was approximately 8.3% per annum.

     Under the term loan agreement, the Partnership made scheduled principal payments of $10 million in March 1994, February 1995 and February 1996 and $5 million principal payments in July 1995 and July 1996. The term loan agreement also provided for additional principal repayments based upon a specified percentage of available cash flow and upon the sale of certain assets. During the year ended December 31, 1996, the Partnership made such additional term loan payments totaling approximately $12.3 million. In January 1997, the Partnership paid off the remaining principal balance of $5,234,008 outstanding under the term loan. Under the income property term loan, principal payments of $0.1 million were required to be paid monthly until maturity. The terms of the Partnership's credit facility required that upon satisfaction of the principal due under the term loan, the additional term loan principal repayments described above would be applied to the principal outstanding under the income property term loan. Accordingly, the Partnership made such additional income property term loan repayments totaling approximately $1.3 million during the six months ended June 30, 1997. At June 30, 1997, the balances outstanding on the revolving line of credit facility, the income property term loan and the letter of credit facility were $0, $9,712,126 and $4,871,125, respectively.

     On July 31, 1997, the Partnership obtained a new credit facility from Barnett Bank, N.A. ("Barnett") and certain other banks. The new credit facility consists of a $75 million term loan, a $20 million revolving line of credit and a $5 million letter of credit facility. The new facility has a term of four years with annual scheduled principal repayments of $12.5 million, as well as additional annual principal repayments based upon a specified percentage or amount of the Partnership's available cash. The maximum required principal repayments, including the scheduled repayments, generally will not exceed $18.75 million per annum. The remaining outstanding balance on the new facility is due upon maturity. Interest on the facility is based, at the Partnership's option, on the relevant LIBOR plus 2.25% per annum or Barnett's prime rate. The Partnership expects to obtain an interest rate swap for all or a portion of the outstanding balance of the term loan. The Partnership paid loan fees totaling approximately 1% of the total facility upon the closing of the loan. In conjunction with the closing of the loan, the Partnership paid off the remaining balances outstanding under its existing credit facility including principal, interest and fees totaling approximately $9.6 million. In addition, due to the replacement of the Partnership's existing letter of credit facility by the new credit facility, the Partnership was required to post approximately $4.2 million cash as collateral with its previous lender for letters of credit which continue to be obligations of that lender. The letters of credit are expected to be replaced with letters of credit issued under the Barnett facility at which time the cash collateral will be released to the Partnership. The term loan, revolving line of credit and letter of credit facility are secured by recorded mortgages on real property of the Partnership (including certain of its consolidated ventures) and pledges of certain other assets. All of the loans under this new facility are cross-collateralized and cross-defaulted. Proceeds from the new financing were used to make a distribution in the amount of approximately $73.4 million, including a distribution of $175 per Interest to the Holders of Interests in August 1997, as discussed in the Subsequent Events section of the Notes.

     During April 1996, the Partnership refinanced the loan on one of its retail properties located in its Weston Community with a different lender. The outstanding principal balance on such loan of approximately $8.0 million is included in Notes and mortgages payable at June 30, 1997. In addition, $3.0 million of subordinated debt attributable to the Cullasaja Joint Venture is included in Notes and mortgages payable at June 30, 1997.

     During January 1996, the Partnership executed a note for a $7.5 million construction loan for the construction and development of a second retail shopping center located in its Weston Community. At June 30, 1997, the entire $7.5 million was outstanding under this loan. The Partnership, at its option, extended the loan upon its maturity, at which time it was converted to a mini-permanent loan. The loan bears the same rate of interest as the original construction loan (lender's prime rate (8.5% at June 30, 1997) plus 1/2% per annum), and matures in July 2000. Principal and interest on the loan are payable monthly, based on a 25-year amortization schedule.

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

     During March 1996, the Partnership closed on the sale of its 20% joint venture interest in Coto de Caza, including the related promissory note for advances previously made to the joint venture, to unaffiliated third parties for a cash sales price of $12 million. This transaction is reflected in Land and property revenues for the six months ended June 30, 1996 on the accompanying consolidated statements of operations and is the primary cause for the decrease in Land and property revenues and cost of revenues for the six months ended June 30, 1997 as compared to the same period in 1996.

     On December 31, 1996, the Partnership purchased its joint venture partner's 50% interest in the Arvida Boose Joint Venture for a purchase price of approximately $1.8 million and formed a new joint venture in the name of Metrodrama Joint Venture. As a result of this transaction, the

Partnership changed from the equity method of accounting to the consolidated method of accounting for the joint venture effective December 31, 1996.


TRANSACTIONS WITH AFFILIATES

     The Partnership, subject to certain limitations, may engage affiliates of the General Partner for property management, insurance and certain other administrative services to be performed in connection with the administration of the Partnership and its assets. The total of such costs for the six months ended June 30, 1997 was approximately $72,700, all of which was paid as of June 30, 1997. The total of such costs for the six months ended June 30, 1996 was approximately $94,100. In addition, the General Partner and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Partnership and the operation of the Partnership's properties. Such costs were approximately $198,900 and $50,600 for the six months ended June 30, 1997 and 1996, respectively, all of which were paid as of June 30, 1997.

     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the six month period ended June 30, 1997, the amount of such costs incurred by the Partnership on behalf of these affiliates totaled approximately $251,800. At June 30, 1997, approximately $153,700 was owed to the Partnership, of which approximately $150,400 was received as of August 8, 1997. For the six month period ended June 30, 1996, the Partnership was entitled to reimbursements of approximately $110,200.

     Prior to June 1996, the Partnership and Arvida/JMB Partners, L.P.-II (a publicly-held limited partnership affiliated with the General Partner) each employed project related and administrative personnel who performed services on behalf of both partnerships. In addition, certain out-of-pocket expenditures related to such services and other general and administrative costs were incurred and charged to each partnership as appropriate. The Partnership receives reimbursements from Arvida/JMB Partners, L.P.-II for these costs (including salary and salary-related costs). Subsequent to June 1996, Arvida/JMB Partners, L.P.-II no longer employed any project-related or administrative personnel and incurred no costs on behalf of the Partnership. For the six month periods ended June 30, 1997 and 1996, the Partnership was entitled to receive approximately $56,000 and $1,178,000, respectively, from Arvida/JMB Partners, L.P.-II.
At June 30, 1997, approximately $20,500 was owed to the Partnership, all of which was received as of August 8, 1997. In addition, for the six month periods ended June 30, 1997 and 1996, the Partnership was obligated to reimburse Arvida/JMB Partners, L.P.-II approximately $0 and $113,700, respectively. At June 30, 1997, approximately $1,800 was unpaid, including amounts owed from the prior year, all of which was outstanding as of August 8, 1997.

     Arvida Company ("Arvida"), pursuant to an agreement with the Partnership, provides development, construction, management and other personnel and services to the Partnership for all of its projects and operations. Pursuant to such agreement, the Partnership reimburses Arvida for all of its salary and salary-related costs incurred in connection with work performed on behalf of the Partnership, subject to certain limitations. The total of such costs for the six month periods ended June 30, 1997 and 1996 were approximately $4,297,200 and $4,384,700, respectively. In addition, the Partnership was obligated to reimburse Arvida approximately $22,000 at June 30, 1997, all of which was paid as of August 8, 1997.

     The Partnership pays for certain general and administrative costs on behalf of its equity clubs, homeowners associations and maintenance associations (including salary and salary-related costs). The Partnership receives reimbursements from these entities for such costs. For the six month periods ended June 30, 1997 and 1996, the Partnership was entitled to receive approximately $3,107,700 and $2,453,400, respectively, from these entities. At June 30, 1997, approximately $41,200 was owed to the Partnership, of which approximately $29,100 was received as of August 8, 1997. In addition, the Partnership owes its equity clubs for certain costs incurred by the clubs which are obligations of the Partnership. For the six month periods ended June 30, 1997 and 1996, the Partnership was obligated to reimburse its equity clubs approximately $24,200 and $9,200, respectively. At June 30, 1997, approximately $12,400 was unpaid, of which approximately $4,300 was paid as of August 8, 1997.

     The Partnership, pursuant to an agreement, provides management and other personnel and services to one of its equity clubs. Pursuant to this agreement, the Partnership is entitled to receive a management fee for the services provided to the club. For the six months ended June 30, 1997 and 1996, the Partnership was entitled to receive approximately $258,500 and $252,500. At June 30, 1997, approximately $358,600 was unpaid (including amounts owed from the previous year), of which approximately $50,000 was received as of August 8, 1997.

     The Partnership funds certain capital expenditures, working capital advances and operating deficits of its equity clubs, as well as operating deficits of its homeowners associations as required or deemed necessary. The working capital advances and certain capital expenditure fundings are non-interest bearing, short term in nature, and are expected to be reimbursed from future cash flows of the equity clubs. The funding of operating deficits is expensed by the Partnership. At June 30, 1997, the Partnership was owed approximately $647,800 from its equity clubs, none of which was received as of August 8, 1997.

     The Partnership periodically incurs salary and salary-related costs on behalf of an affiliate of the General Partner of the Partnership. The Partnership was entitled to receive approximately $239,700 and $0 for such costs for the six months ended June 30, 1997 and 1996, respectively, of which approximately $37,300 was owed to the Partnership at June 30, 1997, none of which was received as of August 8, 1997.

     In accordance with the Partnership Agreement, the General Partner and Associate Limited Partners have deferred a portion of their distributions of net cash flow from the Partnership totaling approximately $2,943,700 as of June 30, 1997. This amount does not bear interest and is expected to be paid in future periods subject to certain restrictions contained in the partnership agreement of the Partnership.

     All amounts receivable from or payable to the General Partner or its affiliates do not bear interest and are expected to be paid in future periods.

COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under standby letters of credit and performance bonds for approximately $4,871,000 and $7,993,000, respec-tively, at June 30, 1997. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable under performance bonds for approximately $1,020,000 at June 30, 1997.

     The Partnership was a defendant in a lawsuit filed in the County Department, Chancery Division of the Circuit Court of Cook County, Illinois on July 1, 1996, and entitled Jack H. Carlstrom, Lynn M. Carlstrom, Woneta Bellevue, Roger Lathbury and Begona Lathbury v. Arvida/JMB Managers, Inc., Neil G. Bluhm, Ira J. Schulman, Burton E. Glazov, Stuart C. Nathan, A. Lee Sacks, John G. Schreiber, Judd D. Malkin, Lehman Brothers Inc., Starwood Capital Group I, L.P., Starwood/Florida Funding, L.L.C., Starwood Opportunity Fund IV, L.P., BSS Capital II, L.L.C., Barry Sternlicht, Walton Street Capital Acquisition Co. III and Whitehall Street Real Estate Limited Partnership VII, and Arvida/JMB Partners, L.P., nominal defendant ("Carlstrom action"). The Carlstrom action challenged, among other things, the Partnership's proposed $160 million term loan from Starwood/Florida Funding L.L.C. ("Starwood financing"). The complaint, as amended, alleged, among other things, that the General Partner breached its fiduciary duties owed plaintiffs and members of the purported class plaintiffs sought to represent by failing to negotiate for the financing with other entities and entering into the Starwood financing in order to entrench itself and maintain its control over the Partnership. The complaint, as amended, also alleged that the terms of the Starwood Financing were burdensome to the Partnership and allegedly would cause a waste of the Partnership's assets. The Carlstrom action was consolidated with an earlier filed action and was brought as a four-count complaint for breach of fiduciary duty on behalf of the class, breach of fiduciary duty on behalf of the Partnership, conspiracy and collusion to breach fiduciary duties on behalf of the class and the Partnership, and for an injunction on behalf of the class and the Partnership. In addition to the relief described above, plaintiffs in the complaint, as amended, on behalf of themselves and members of the purported class, sought damages in a sum to be determined at trial, attorneys' fees and costs, and such other relief as the Court might deem just and proper. On December 13, 1996, the Court granted the plaintiffs' motion for a preliminary injunction to stop the Starwood financing until a hearing on a permanent injunction. The Partnership, its General Partner, and members of the Special Committee appealed. After the Partnership appealed, the parties entered into a settlement. After notice to the class, and a hearing on May 13, 1997, the trial court, among other things, approved the settlement as fair, reasonable and adequate, and in the best interests of the plaintiffs, Holders of Interests, and the Partnership; ordered that the settlement be consummated by the parties in accordance with its terms and conditions and the terms and conditions of the stipulation of settlement on file with the court; dismissed the action on the merits and with prejudice; reserved jurisdiction over all matters relating to the consummation and enforcement of the stipulation of settlement and the settlement, and without limiting the generality of the foregoing, to the enforcement on any replacement general partner of the commitment of the General Partner in October 1997 to choose the option set forth in Section 5.5(j)(i)(c) of the Partnership Agreement; and permanently enjoined and barred the Partnership, plaintiffs, and Holders of Interests from instituting, commencing, asserting, prosecuting, or continuing any of the released claims against any of the defendants in any jurisdiction. The Partnership paid approximately $1.8 million for the plaintiffs attorneys' fees and expenses during June 1997 as a result of the approved settlement. No appeal from the settlement has been taken.

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

     The trial of all claims in the Raleigh action was held on April 7 through April 9, 1997. In a memorandum opinion dated May 23, 1997, the Court concluded that, while neither the partnership agreement nor the assignment agreement of the Partnership expressly states whether subsequent

Holders of Interests have voting rights, a reasonable investor could have read the operative agreements as providing that subsequent Holders of Interests, such as Raleigh, have voting rights. The Partnership believes, among other things, that the Court erred in its application of the law to the facts on this issue and is in the process of appealing the Court's decision on this aspect of the case. On the issue of whether Arvida/JMB Managers, Inc. properly denied Raleigh's request for admission as a Substituted Limited Partner, the Court upheld the denial of Raleigh's request.

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

     Currently, the Partnership is involved in two subrogation lawsuits.
On April 19, 1993, a subrogation claim entitled Village Homes at Country Walk Master Maintenance Association, Inc. v. Arvida Corporation et al., was filed in the 11th Judicial Circuit for Dade County. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). In this suit, as amended, plaintiffs seek to recover damages and pre- and post-judgment interest in connection with $10,873,000 American Reliance has allegedly paid, plus amounts it may have to pay in the future, to the condominium association at Country Walk in the wake of Hurricane Andrew. Disney is also a defendant in this suit. The Partnership believes that the amount of this claim that allegedly relates to units it built and sold is approximately $3,600,000. Plaintiffs also seek a declaratory judgment seeking to hold the Partnership and other defendants responsible for amounts American Reliance must pay in the future to its insured as additional damages beyond the $10,873,000 previously paid. The Partnership has filed motions directed to the complaint, as amended, and the litigation is in the discovery stage. The Partnership intends to vigorously defend itself. On or about May 10, 1996, a subrogation claim entitled Juarez et al. v. Arvida Corporation et al. was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County. Plaintiffs filed this suit for the use and benefit of American Reliance. In this suit, plaintiffs seek to recover damages, pre-and post-judgment interest, costs and any other relief the Court may deem just and proper in connection with $3,200,000 American Reliance allegedly paid on specified claims at Country Walk in the wake of Hurricane Andrew. Disney is also a defendant in this suit. The Partnership is advised that the amount of this claim that allegedly relates to units it sold is approximately $350,000. The Partnership intends to defend itself vigorously in this matter. The Partnership was also involved in a subrogation action brought by the Insurance Company of North America ("INA") arising out of a claim that INA allegedly paid on a single home in Country Walk. The Partnership has settled this claim for approximately $5,600 with the settlement being funded by the Partnership's insurance carrier. On April 24, 1997, the Metropolitan Property and Casualty Company ("Metropolitan") filed a lawsuit entitled Metropolitan Property and Casualty Company v. Arvida/JMB Partners in the Circuit Court of the 11th Judicial Circuit in and for Dade County for subrogation in which it seeks compensatory damages, costs, interest and any other relief the court may claim just in connection with money Metropolitan allegedly paid to its homeowner insureds in the wake of Hurricane Andrew. Metropolitan has advised the Partnership that in connection with this suit there are three claims, totaling approximately $505,000. The Partnership could be named in other subrogation actions, and in such event, the Partnership intends to vigorously defend itself in such actions. Due to the uncertainty of the outcome of these subrogation actions, the accompanying consolidated financial statements do not reflect any accruals related to these matters.

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

     The Partnership owns a 50% joint venture interest in 31 commercial/ industrial acres in Pompano Beach, Florida, which is encumbered by a mortgage loan in the principal amount of approximately $4 million at March 31, 1997. During April 1992, as a result of the Partnership's previous determination that the development of the land was no longer economically profitable, the Partnership and its joint venture partner each tendered payment in the amount of approximately $3.1 million to the lender for their respective shares of the guarantee payment required under the loan agreement and certain other holding costs, the majority of which reduced the outstanding mortgage loan to its current balance. The venture also intended at that time to convey title to the property to the lender; however, such conveyance is pending until resolution of certain environmental issues. The Partnership had been negotiating with the lender regarding the scope of the development work required to be done. Negotiations with the lender were unsuccessful, and the lender filed a lawsuit entitled Bankers' Trust Company v. Arvida/JMB Partners, L.P., et al., Case No. 95-2780 in the Broward County Circuit Court in which the lender asserted, among other things, that the mortgage loan is with recourse to the joint venture partners as a result of the partners' failure to perform in accordance with the terms of the loan agreement. The lender demanded payment of the outstanding loan balance plus interest thereon.
The lawsuit has been resolved. On or about July 18, 1997, the parties entered into a settlement agreement which provides for, among other things, the payment of $300,000 by the Partnership, $300,000 on behalf of the Joint Venture Partner, the payment of back taxes on the property by the Joint Venture in the amount of $302,398, a commitment by the Joint Venture to remediate the property on or before June 30, 2000 in accordance with the settlement agreement, issuance of a new non-recourse note, a mortgage modification and dismissal of the lawsuit with prejudice and without costs.

With respect to the environmental issues, the previous owner remains obligated to undertake the clean-up. The clean-up began in July 1994, and the first phase of the remedial action plan was completed in October 1994. Further action plans are now being discussed with state environmental officials. If the previous owner is unable to fulfill all its obligations as they relate to this environmental issue, the venture and ultimately the Partnership may be obligated for such costs. Should this occur, the Partnership does not anticipate the cost of this clean-up to be material to its operations.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     The Partnership adopted the Financial Accounting Standard's Board's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective January 1, 1995. In accordance with Statement No. 121, the Partnership has discontinued recording depreciation on assets held for disposal. The combined results of operations for the Partnership's assets held for disposal totaled approximately $2.8 million and $1.5 million for the six months ended June 30, 1997 and 1996, respectively, and are included in operating properties revenues and cost of revenues on the accompanying consolidated statements of operations. The Partnership requires no impairment losses or other adjustments to be recorded as of June 30, 1997 as a result of the application of this statement.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. As the Partnership's capital structure consists of only general and limited partnership interests, the Partnership does not expect any significant impact on its consolidated financial statements upon adoption of these standards when required at the end of 1997.

ADJUSTMENTS

     In the opinion of the General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of June 30, 1997 and December 31, 1996 and for the three and six months ended June 30, 1997 and 1996.

SUBSEQUENT EVENTS

     During August 1997, the Partnership made a distribution of $70,700,000 to its Holders of Interests ($175 per Interest) and $2,668,455 to its General Partner and Associate Limited Partners, collectively.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements ("Notes") contained in this report for additional information concerning certain of the Partnership's investments.

     At June 30, 1997 and December 31, 1996, the Partnership had cash and cash equivalents of approximately $14,427,000 and $53,636,000, respectively. The decrease in Cash and cash equivalents at June 30, 1997 as compared to December 31, 1996 is due primarily to distributions to partners and Holders of Interests of approximately $25.6 million made in February 1997, and the payoff of the outstanding balance of $5,234,008 outstanding under the Partnership's term loan in January 1997.

     The Partnership's revolving line of credit, income property term loan and letter of credit agreement matured in July 1997. On July 31, 1997, the Partnership obtained a new credit facility from Barnett Bank, N.A. ("Barnett") and certain other banks. The new credit facility consists of a $75 million term loan, a $20 million revolving line of credit and a $5 million letter of credit facility. The new facility has a term of four years with annual scheduled principal repayments of $12.5 million, as well as additional annual principal repayments based upon a specified percentage or amount of the Partnership's available cash. The maximum principal repayments, including the scheduled repayments, generally will not exceed $18.75 million per annum. The remaining outstanding balance on the new facility is due upon maturity. Interest on the facility is based, at the Partnership's option, on the relevant LIBOR plus 2.25% per annum or Barnett's prime rate. The Partnership expects to obtain an interest rate swap for all or a portion of the outstanding balance of the term loan. The Partnership paid loan fees totaling approximately 1% of the total facility upon the closing of the loan. In conjunction with the closing of the loan, the Partnership paid off the remaining balances outstanding under its existing credit facility including principal, interest and fees totaling approximately $9.6 million. In addition, due to the replacement of the Partnership's existing letter of credit facility by the new credit facility, the Partnership was required to post approximately $4.2 million cash as collateral with its previous lender for letters of credit which continue to be obligations of that lender. The letters of credit are expected to be replaced with letters of credit issued under the Barnett facility at which time the cash collateral will be released to the Partnership. The term loan, revolving line of credit and letter of credit facility are secured by recorded mortgages on real property of the Partnership (including certain of its consolidated ventures) and pledges of certain other assets. All of the loans under this new facility are cross-collateralized and cross-defaulted. Proceeds from the new financing were used to make a distribution in the amount of approximately $73.4 million, including a distribution of $175 per Interest to the Holders of Interests in August 1997.

     During January 1996, the Partnership executed a note for a $7.5 million construction loan for the construction and development of a second retail shopping center located in its Weston Community. At June 30, 1997, the entire $7.5 million was outstanding under this loan. The Partnership, at its option, extended the loan upon its maturity, at which time it was converted to a mini-permanent loan. The loan bears the same rate of interest as the original construction loan (lender's prime rate (8.5% at June 30, 1997) plus 1/2% per annum), and matures in July 2000. Principal and interest on the loan are payable monthly based on a 25-year amortization schedule.

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

Lehman was asked to render its estimate of the present discounted value ("Estimated Liquidation Value") of an Interest based on the assumption that the Partnership commences an orderly liquidation in October 1997 and completes that liquidation by October 2002. Lehman arrived at an Estimated Liquidation Value as of July 2, 1996 ranging from $565 to $610 per Interest. This Estimated Liquidation Value relied upon the Partnership's estimate of the gross cash distributions that a Holder of Interests would receive through the assumed liquidation period, discounted to reflect the present value of such distributions. Certain assumptions and other factors, including risk factors, that should be considered when analyzing the projected budgets which were the basis of such estimate of gross distributions can be found in the Partnership's Schedule 14D-9 dated July 3, 1996, as amended, which was filed with the Securities and Exchange Commission. Reference to such Schedule 14D-9 is hereby made for a discussion of such assumptions and other factors.

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

     During October 1996, Raleigh Capital Associates, L.P. and certain of its affiliates (collectively, "Raleigh") commenced another unsolicited offer to acquire up to 100,000 Interests, which represents approximately 24.8% of the outstanding Interests in the Partnership, at a purchase price of $500 per Interest, which amount, under the terms of the offer, was to be reduced by distributions made by the Partnership during the period of the offer. Such offer was amended on April 16, 1997 to modify the purchase price for the Interests to provide for $400 per Interest (which reflects an adjustment in the purchase price for the $60 per Interest distribution made by the Partnership in February 1997) to be paid upon closing of the offer, and an additional $40 per Interest to be paid should a certain lawsuit pending in the Court of Chancery of the State of Delaware result in a determination that Raleigh has voting rights with respect to Interests it had previously acquired, which was subsequently determined by such court. Raleigh's amended offer expired on April 29, 1997. Raleigh has reported that it acquired a total of 26,405 Interests pursuant to such amended offer, which represents approximately 6.5% of the total outstanding Interests. As a result of the Interests acquired pursuant to both its original offer and its amended offer, Raleigh has reported ownership of a total of 106,747 Interests, representing approximately 26.4% of the total outstanding Interests.

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

     During April 1997, Smithtown Bay, L.L.C. ("Smithtown") commenced an offer to acquire up to 17,000 Interests, which represents approximately 4.2% of the outstanding Interests in the Partnership. Smithtown's offer had a purchase price of $475 per Interest and expired on May 30, 1997. In connection with the Smithtown offer, Lehman updated its Estimated Liquidation Value as of March 31, 1997 (the "March Estimated Liquidation Value"). In arriving at the March Estimated Liquidation Value, Lehman relied upon the Partnership's estimate of the gross cash distributions that the Holders of Interests would receive through the assumed liquidation period. These estimated gross distributions were then discounted to reflect the present value of such distributions as of March 31, 1997, which ranged from $540 to $585 per Interest, depending on the different discount rates used.

     Based on its analysis and its consultation with its advisors, the Special Committee has determined that with respect to Holders of Interests who have the expectation of retaining their Interests through an anticipated orderly liquidation of the Partnership's assets by October 2002 and who have no current or anticipated need or desire for liquidity, the Smithtown offer was inadequate and not in the best interests of such Holders of Interests. Accordingly, the Special Committee recommended that such Holders of Interests reject the Smithtown offer and not tender their Interests pursuant to such offer. However, the Special Committee recommends that Holders of Interests who have a current need or desire for liquidity tender their Interests to Smithtown.

     During July 1997, Lafayette Bay, LLC ("Lafayette") commenced an offer to acquire up to 10,400 Interests, which represents approximately 2.6% of the outstanding Interests in the Partnership. Lafayette's offer has a purchase price of $540 per Interest and is scheduled to expire on August 29, 1997. Under the terms of Lafayette's offer, Lafayette will reduce its offer price of $540 per Interest by the $175 per Interest distributed to the Holders of Interests during August 1997 (for a new purchase price under the Lafayette offer of $365 per Interest).

     The Partnership estimate of the present discounted value (the "Partnership's Estimated Liquidation Value") of an Interest on a liquidation basis, as of June 30, 1997, was a range of approximately $590 to $640 per Interest. The Partnership's Estimated Liquidation Value is based on the Partnership's projected budgets and the underlying assumptions thereto, and the assumption that the Partnership completes an orderly liquidation of its assets by October 2002. The Partnership's Estimated Liquidation Value represents the Partnership's estimate of the gross cash distributions that an Interestholder would receive per Interest from June 30, 1997, through the assumed liquidation, discounted to reflect the present value of such distributions. Based upon its estimate of the gross cash distributions to be received, the Partnership believes that an Interestholder would receive total distributions from June 30, 1997, through October 2002 in excess of $1,000, including the distribution of $175 per Interest being made from the proceeds of the new credit facility discussed above.

     The Special Committee has expressed no opinion and has remained neutral in regard to the Lafayette offer for those Holders of Interests who have no current or anticipated need or desire for liquidity and who expect to obtain the Interests through an anticipated orderly liquidation of the Partnership by October 2002. However, the Special Committee recommends that Holders of Interests who have a current need or desire for liquidity tender their Interests to Lafayette. Lehman was not requested to render, and has not rendered, any opinion as to the adequacy or fairness of the Lafayette offer.

     The Partnership began incurring significant expenditures in connection with the various unsolicited tender offers for Interests during the third quarter of 1996, and may incur significant additional costs in the future in connection therewith.

RESULTS OF OPERATIONS

     The results of operations for the three and six months ended June 30, 1997 are primarily attributable to the development and sale or operation of the Partnership's assets.

     For the three months ended June 30, 1997, the Partnership (including its consolidated ventures and its unconsolidated ventures accounted for under the equity method) closed on the sale of 261 housing units, 76 homesite lots and approximately six acres of developed land. This compares to closings in the second quarter of 1996 of 271 housing units, 70 homesite lots and approximately three acres of developed land. Outstanding contracts ("backlog") as of June 30, 1997 were for 670 housing units, 32 homesites and approximately 37 acres of undeveloped land. This compares to a backlog as of June 30, 1996 of 823 housing units, 52 homesites and approximately 33 acres of developed and undeveloped land tracts.

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

     The decrease in housing revenues for the three and six months ended June 30, 1997 as compared to the same periods in 1996 is due primarily to decreased revenue recognition on the condominiums at Arvida's Grand Bay. Substantial revenues were recognized from three of the buildings at Arvida's Grand Bay in 1996. The Partnership expects to recognize the remaining revenues from these buildings in 1997. The Partnership commenced construction on one of the two buildings still to be completed at Arvida's Grand Bay during the second quarter of 1997. However, no revenues are expected to be recognized for this building until 1998. The decrease in revenues for the six months ended June 30, 1997 as compared to the same period in 1996 is also due to a lower volume of units closed in Weston during the first quarter of 1997 as compared to the same quarter in 1996. This unfavorable variance was a result of a decrease in unit backlog at December 31, 1996 as compared to December 31, 1995. However, a portion of this unfavorable variance reversed during the 1997 second quarter due to increased unit closings in Weston as compared to the second quarter in 1996. The close out of the remaining units in Sawgrass Country Club in Jacksonville and Dockside in Atlanta in 1996 also contributed to the decrease in revenues for 1997 as compared to 1996.

     The increase in homesite revenues for the three months ended June 30, 1997 as compared to the same period in 1996 is due primarily to a higher volume of lot closings in Weston, as well as an increase in the average price of the lots closed. Fewer lots closed year to date for the six months ended June 30, 1997 as compared to the same period in 1996 due primarily to slower lot sales in the Partnership's Waters Edge community in Atlanta. However, homesite revenues increased for the six months as a result of the recognition of deferred income in 1997 for lot sales at Weston recorded in previous years which did not yet meet the requirements for income recognition.

     The increase in the gross operating profit margin from homesite activities resulted from the favorable pricing of lots in Weston, as well as the recognition of the deferred income in 1997 for lots closed in previous years.

     Land and property revenues increased for the three months ended June 30, 1997 as compared to the same period in 1996 due primarily to the closing of an approximate six acre developed commercial parcel in Weston in June 1997. The decrease in land and property revenues for the six months ended June 30, 1997 as compared to the same period in 1996 is due primarily to the sale of the Partnership's 20% joint venture interest in the Coto de Caza Joint Venture and related promissory note in March 1996 for a cash sales price of $12 million.

     The increase in operating properties revenues for the three and six months ended June 30, 1997 as compared to the same periods in 1996 is due primarily to rental income generated at the Partnership's new retail shopping plaza in Weston, which opened in the fourth quarter of 1996. In addition, revenues from the Partnership's club operations increased in 1997 as compared to 1996 due primarily to an overall increase in membership dues and golf revenues at the Partnership's country clubs in Weston and River Hills, and increased revenues from the restaurant operations at one of the Partnership's clubs in Jacksonville, Florida.

     The increase in the gross operating profit margin from operating properties activities is due primarily to the elimination of depreciation expense recorded on assets held for disposal. Due to the intended sale of these assets, and in accordance with FASB Statement 121, the Partnership discontinued recording depreciation on its two retail shopping plazas and cable operation in Weston, as well as its hotel operation and mixed use office/retail plaza in Boca Raton, Florida.

     The decrease in revenues from brokerage and other operations for the three and six months ended June 30, 1997 as compared to the same periods in 1996 is due primarily to a decrease in the volume of resale brokerage activity in Palm Beach County, Florida, as well as the Partnership's sale of its resale operation located in Longboat Key near Sarasota, Florida in October 1996. Also contributing to the unfavorable variance are decreased commissions earned from the sales of builders' homes within the Partnership's Weston Community due to a decrease in the number of builder units closed in 1997 as compared to 1996.

     The increase in selling, general and administrative expenses for the three and six months ended June 30, 1997 as compared to the same periods in 1996 is due primarily to the approximate $1.8 million payment of certain attorneys' fees and expenses as a result of the approved settlement in the Carlstrom action as discussed in detail in Item 1. of Part II - Legal Proceedings. In addition, the Partnership began incurring significant expenditures in the third quarter of 1996 in connection with the various unsolicited tender offers made for Interests. Such expenditures incurred during the period ended June 30, 1997 also contributed to the increase in selling, general and administrative expenses as compared to the same period in 1996.

     While the average balances invested in interest bearing accounts increased for the six months ended June 30, 1997 as compared to the same period in 1996 resulting in increased interest income for the period, such balances decreased in the second quarter of 1997 as compared to the same quarter in 1996. The decrease in the average balances invested in the second quarter is the cause for the decrease in interest income for the three months ended June 30, 1997 as compared to the same period in 1996.

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     Reference is made to the Commitments and Contingencies Section of Notes for a detailed discussion regarding certain lawsuits which allegedly in part arose out of or related to Hurricane Andrew, which on August 24, 1992 resulted in damage to a former community development known as Country Walk, which discussion is hereby incorporated herein by reference.

     The Partnership was a defendant in a lawsuit filed in the County Department, Chancery Division of the Circuit Court of Cook County, Illinois on July 1, 1996, and entitled Jack H. Carlstrom, Lynn M. Carlstrom, Woneta Bellevue, Roger Lathbury and Begona Lathbury v. Arvida/JMB Managers, Inc., Neil G. Bluhm, Ira J. Schulman, Burton E. Glazov, Stuart C. Nathan, A. Lee Sacks, John G. Schreiber, Judd D. Malkin, Lehman Brothers Inc., Starwood Capital Group I, L.P., Starwood/Florida Funding, L.L.C., Starwood Opportunity Fund IV, L.P., BSS Capital II, L.L.C., Barry Sternlicht, Walton Street Capital Acquisition Co. III and Whitehall Street Real Estate Limited Partnership VII, and Arvida/JMB Partners, L.P., nominal defendant ("Carlstrom action"). The Carlstrom action challenged, among other things, the Partnership's proposed $160 million term loan from Starwood/Florida Funding L.L.C. ("Starwood financing"). The complaint, as amended, alleged, among other things, that the General Partner breached its fiduciary duties owed plaintiffs and members of the purported class plaintiffs sought to represent by failing to negotiate for the financing with other entities and entering into the Starwood financing in order to entrench itself and maintain its control over the Partnership. The complaint, as amended, also alleged that the terms of the Starwood Financing were burdensome to the Partnership and allegedly would cause a waste of the Partnership's assets. The Carlstrom action was consolidated with an earlier filed action and was brought as a four-count complaint for breach of fiduciary duty on behalf of the class, breach of fiduciary duty on behalf of the Partnership, conspiracy and collusion to breach fiduciary duties on behalf of the class and the Partnership, and for an injunction on behalf of the class and the Partnership. In addition to the relief described above, plaintiffs in the complaint, as amended, on behalf of themselves and members of the purported class, sought damages in a sum to be determined at trial, attorneys' fees and costs, and such other relief as the Court might deem just and proper. On December 13, 1996, the Court granted the plaintiffs' motion for a preliminary injunction to stop the Starwood financing until a hearing on a permanent injunction. The Partnership, its General Partner, and members of the Special Committee appealed. After the Partnership appealed, the parties entered into a settlement. After notice to the class, and a hearing on May 13, 1997, the trial court, among other things, approved the settlement as fair, reasonable and adequate, and in the best interests of the plaintiffs, Holders of Interests, and the Partnership; ordered that the settlement be consummated by the parties in accordance with its terms and conditions and the terms and conditions of the stipulation of settlement on file with the court; dismissed the action on the merits and with prejudice; reserved jurisdiction over all matters relating to the consummation and enforcement of the stipulation of settlement and the settlement, and without limiting the generality of the foregoing, to the enforcement on any replacement general partner of the commitment of the General Partner in October 1997 to choose the option set forth in Section 5.5(J)(i)(c) of the Partnership Agreement; and permanently enjoined and barred the Partnership, plaintiffs, and Holders of Interests from instituting, commencing, asserting, prosecuting, or continuing any of the released claims against any of the defendants in any jurisdiction. The Partnership paid approximately $1.8 million for the plaintiffs attorneys' fees and expenses during June 1997 as a result of the approved settlement. No appeal from the settlement has been taken.

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

     The trial of all claims in the Raleigh action was held on April 7 through April 9, 1997. In a memorandum opinion dated may 23, 1997, the Court concluded that, while neither the partnership agreement nor the assignment agreement of the Partnership expressly states whether subsequent Holders of Interests have voting rights, a reasonable investor could have read the operative agreements as providing that subsequent Holders of Interests, such as Raleigh, have voting rights. The Partnership believes, among other things, that the Court erred in its application of the law to the facts on this issue and is in the process of appealing the Court's decision on this aspect of the case. On the issue of whether Arvida/JMB Managers, Inc. properly denied Raleigh's request for admission as a Substituted Limited Partner, the Court upheld the denial of Raleigh's request.

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

     Bankers' Trust Company v. Arvida/JMB Partners, L.P., et. al., Case No. 95-2780 was filed in the Broward County Circuit Court in which the plaintiff asserted, among other things, that the mortgage loan on a joint venture in which the Partnership owns a 50% joint venture interest is with recourse to the joint venture partners as a result of the partners' failure to perform in accordance with the terms of the loan agreement. The lender demanded payment of the outstanding loan balance plus interest thereon.
The lawsuit has been resolved. On or about July 18, 1997, the parties entered into a settlement agreement which provides for, among other things, the payment of $300,000 by the Partnership, $300,000 on behalf of the Joint Venture Partner, the payment of back taxes on the property by the Joint Venture in the amount of $302,398, a commitment by the Joint Venture to remediate the property on or before June 30, 2000 in accordance with the settlement agreement, issuance of a new non-recourse note, a mortgage modification and dismissal of the lawsuit with prejudice and without costs.

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

    4.10. Letter dated March 12, 1997, from Barnett Bank of Broward County, N.A. containing a term sheet for a $100 million financing is incorporated herein by reference to Exhibit 4.10 of the Partnership's Report for December 31, 1996, as amended, on Form 10-K (File No. 0-16976) dated May 1, 1997.

    4.11.  Credit Agreement dated July 31, 1997 between Barnett Bank,
N.A. and The Other Lenders and Arvida/JMB Partners, L.P. is filed herewith.

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

       (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                ARVIDA/JMB PARTNERS, L.P.

                BY:   Arvida/JMB Managers, Inc.
                      (The General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: August 8, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 8, 1997