Form 10-Q/A
period 1997-06-30
ARVIDA JMB PARTNERS L P
filed 1997-09-16
CIK 814046

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549



                              FORM 10Q/A

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



     The undersigned registrant hereby amends the following sections of its Report for June 30, 1997 on Form 10-Q as set forth in the pages attached hereto:


                     ITEM 1.  FINANCIAL STATEMENTS

                             Pages 3 to 20



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



Dated:  September 15, 1997

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

SUBSEQUENT EVENTS

     During July 1997, the Partnership entered into a contract for the sale of its mixed-use center in Boca Raton, Florida known as Arvida Parkway Center to an unaffiliated third party. Arvida Parkway Center consists of approximately 258,000 square feet of space in a mix of offices, restaurants, retail, financial institutions and a Radisson Suite Hotel.
The sale is scheduled to close during 1997. However, such closing is subject to the satisfaction of various conditions, and there can be no assurance that such conditions will be satisfied. If the sale is completed under its proposed terms, it is expected to generate a gain for financial reporting purposes and Federal income tax purposes.

     During August 1997, the Partnership made a distribution of $70,700,000 to its Holders of Interests ($175 per Interest) and $2,668,455 to its General Partner and Associate Limited Partners, collectively.