Form 10-Q
period 1997-09-30
ARVIDA JMB PARTNERS L P
filed 1997-11-14
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.   20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1997                          Commission file #0-16976




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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [ X ]   No [   ]

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

                                        CONSOLIDATED BALANCE SHEETS

                                 SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                (UNAUDITED)

                                                  ASSETS
                                                  ------

                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                               1997           1996
                                                                          -------------    -----------
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .      $ 15,617,330     53,635,737
Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . .        15,513,592     11,833,522
Trade and other accounts receivable (net of allowance for doubtful accounts of $254,732 at September 30, 1997 and $261,326 at
  December 31, 1996). . . . . . . . . . . . . . . . . . . . . . . . .         8,925,159      3,582,995
Mortgages receivable, net . . . . . . . . . . . . . . . . . . . . . .           442,224      1,269,460
Real estate inventories . . . . . . . . . . . . . . . . . . . . . . .       183,919,038    174,638,454
Property and equipment held for disposition or sale . . . . . . . . .        43,867,455          --
Property and equipment, net . . . . . . . . . . . . . . . . . . . . .        35,764,691     79,373,444
Investments in and advances to joint ventures, net. . . . . . . . . .         2,106,101      2,739,842
Equity memberships. . . . . . . . . . . . . . . . . . . . . . . . . .         4,886,021      5,457,880
Amounts due from affiliates, net. . . . . . . . . . . . . . . . . . .         1,347,327      1,003,732
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . .        10,542,067      7,105,077
                                                                           ------------   ------------

          Total assets. . . . . . . . . . . . . . . . . . . . . . . .      $322,931,005    340,640,143
                                                                           ============   ============





                                         ARVIDA/JMB PARTNERS, L.P.
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                  CONSOLIDATED BALANCE SHEETS (CONTINUED)

(UNAUDITED)

                                LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                ------------------------------------------

                                                                          SEPTEMBER 30,    DECEMBER 31,
                                                                              1997            1996
                                                                          -------------    -----------
Liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .     $  18,436,605     21,532,400
  Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        24,846,233     17,287,325
  Accrued expenses and other liabilities. . . . . . . . . . . . . . .        18,537,365     15,324,815
  Notes and mortgages payable, net. . . . . . . . . . . . . . . . . .        97,675,505     36,843,778
                                                                           ------------   ------------
  Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .       159,495,708     90,988,318
                                                                           ------------   ------------

Partners' capital accounts:
  General Partner and Associate Limited Partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .            20,000         20,000
    Cumulative net income . . . . . . . . . . . . . . . . . . . . . .        39,766,027     35,750,061
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (38,508,251)   (34,492,285)
                                                                           ------------   ------------
                                                                              1,277,776      1,277,776
                                                                           ------------   ------------
  Limited Partners:
    Capital contributions, net of offering costs. . . . . . . . . . .       364,841,815    364,841,815
    Cumulative net income . . . . . . . . . . . . . . . . . . . . . .        44,810,571     36,071,642
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .      (247,494,865)  (152,539,408)
                                                                           ------------   ------------
                                                                            162,157,521    248,374,049
                                                                           ------------   ------------
          Total partners' capital accounts. . . . . . . . . . . . . .       163,435,297    249,651,825
                                                                           ------------   ------------

          Total liabilities and partners' capital . . . . . . . . . .      $322,931,005    340,640,143
                                                                           ============   ============

                                The accompanying notes are an integral part of these consolidated financial statements.

                                         ARVIDA/JMB PARTNERS, L.P.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                          THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                (UNAUDITED)


                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30                SEPTEMBER 30
                                                            -------------------------------------------------------
                                                      1997          1996          1997          1996
                                                 ------------   -----------  ------------   -----------
Revenues:
  Housing . . . . . . . . . . . . . . . . . . .   $56,850,265    54,010,856   134,740,429   154,106,035
  Homesites . . . . . . . . . . . . . . . . . .     6,109,836     6,388,362    14,841,540    14,809,610
  Land and property . . . . . . . . . . . . . .       633,940     5,093,464     3,914,289    19,853,665
  Operating properties. . . . . . . . . . . . .     7,509,103     6,726,081    24,289,366    22,300,362
  Brokerage and other operations. . . . . . . .     7,085,481     7,142,108    18,774,739    20,931,980
                                                  -----------    ----------   -----------   -----------
        Total revenues. . . . . . . . . . . . .    78,188,625    79,360,871   196,560,363   232,001,652
                                                  -----------    ----------   -----------   -----------
Cost of revenues:
  Housing . . . . . . . . . . . . . . . . . . .    47,964,413    48,047,779   115,347,052   132,596,690
  Homesites . . . . . . . . . . . . . . . . . .     3,835,008     4,238,549     9,049,395    10,182,604
  Land and property . . . . . . . . . . . . . .       507,056     1,371,878     3,034,835    13,298,625
  Operating properties. . . . . . . . . . . . .     6,178,530     6,771,381    20,118,274    21,119,659
  Brokerage and other operations. . . . . . . .     5,828,873     6,510,860    17,005,323    19,346,466
                                                  -----------    ----------   -----------   -----------
        Total cost of revenues. . . . . . . . .    64,313,880    66,940,447   164,554,879   196,544,044
                                                  -----------    ----------   -----------   -----------
Gross operating profit. . . . . . . . . . . . .    13,874,745    12,420,424    32,005,484    35,457,608
Selling, general and administrative expenses. .    (5,044,291)   (5,206,752)  (17,243,606)  (14,993,374)
                                                  -----------    ----------   -----------   -----------
        Net operating income. . . . . . . . . .     8,830,454     7,213,672    14,761,878    20,464,234

Interest income . . . . . . . . . . . . . . . .       500,338       344,098     1,531,724     1,125,991
Equity in earnings (losses) of
  unconsolidated ventures . . . . . . . . . . .        53,692       (18,076)       73,497      (134,989)
Interest and real estate taxes, net . . . . . .    (1,640,154)     (836,180)   (3,612,204)   (2,719,005)
                                                  -----------    ----------   -----------   -----------




                                         ARVIDA/JMB PARTNERS, L.P.

                             CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30                 SEPTEMBER 30
                                                            -------------------------------------------------------
                                                      1997          1996          1997          1996
                                                 ------------   -----------  ------------   -----------

        Net income. . . . . . . . . . . . . . .   $ 7,744,330     6,703,514    12,754,895    18,736,231
                                                  ===========    ==========    ==========    ==========

        Net income per Limited
          Partnership Interest. . . . . . . . .   $     12.56         16.42         21.63         44.74
                                                  ===========    ==========    ==========    ==========

        Cash distributions per
          Limited Partnership
          Interest. . . . . . . . . . . . . . .   $    175.00         --           235.04         25.85
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

                                         ARVIDA/JMB PARTNERS, L.P.
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                               NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                (UNAUDITED)

                                                                                1997            1996
                                                                            ------------    -----------
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$  12,754,895     18,736,231
Charges (credits) to net income not requiring (providing) cash:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .    2,974,154      4,320,628
  Equity in (earnings) losses of unconsolidated ventures. . . . . . . . . .      (73,496)       134,989
  Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . . .       49,719        (10,272)
  Gain on disposition of property and equipment . . . . . . . . . . . . . .        2,814         (8,591)
Changes in:
  Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (3,680,070)       301,851
  Trade and other accounts receivable . . . . . . . . . . . . . . . . . . .   (5,391,883)    19,202,471
  Real estate inventories:
    Additions to real estate inventories. . . . . . . . . . . . . . . . . . (122,775,973)  (144,705,804)
    Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  118,811,464    148,616,606
    Capitalized interest. . . . . . . . . . . . . . . . . . . . . . . . . .   (2,517,104)    (3,841,138)
    Capitalized real estate taxes . . . . . . . . . . . . . . . . . . . . .   (2,798,971)    (2,982,168)
  Equity memberships. . . . . . . . . . . . . . . . . . . . . . . . . . . .      571,859        769,122
  Amounts due from affiliates, net. . . . . . . . . . . . . . . . . . . . .     (343,595)       164,194
  Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . .   (3,817,916)       870,504
  Accounts payable, accrued expenses and other liabilities. . . . . . . . .      574,304      2,018,785
  Deposits and unearned income. . . . . . . . . . . . . . . . . . . . . . .    7,558,908     (4,178,750)
                                                                            ------------    -----------

          Net cash provided by operating activities . . . . . . . . . . . .    1,899,109     39,408,658
                                                                            ------------    -----------




                                         ARVIDA/JMB PARTNERS, L.P.
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                                1997            1996
                                                                            ------------    -----------
Cash flows from investing activities:
  Mortgages receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .  $   827,236        750,637
  Acquisitions of property and equipment. . . . . . . . . . . . . . . . . .   (2,857,482)   (11,892,813)
  Proceeds from sales and disposals of property and equipment . . . . . . .        2,739         24,863
  Joint venture distributions (contributions), net. . . . . . . . . . . . .      249,699        (14,276)
  Payments from (advances to) joint ventures. . . . . . . . . . . . . . . .          (12)     4,167,035
  Proceeds from sale of joint venture interest. . . . . . . . . . . . . . .        --         6,111,440
                                                                            ------------    -----------
          Net cash used in investing activities . . . . . . . . . . . . . .   (1,777,820)      (853,114)
                                                                            ------------    -----------
Cash flows from financing activities:
  Proceeds from notes and mortgages payable . . . . . . . . . . . . . . . .   86,580,797     30,980,173
  Payments of notes and mortgages payable . . . . . . . . . . . . . . . . .  (25,749,070)   (61,915,441)
  Distributions to General Partner and Associate Limited Partners . . . . .   (4,015,966)      (580,251)
  Distributions to Limited Partners . . . . . . . . . . . . . . . . . . . .  (94,955,457)   (10,444,636)
  Bank overdrafts . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --        (3,822,094)
                                                                            ------------    -----------
          Net cash used in financing activities . . . . . . . . . . . . . .  (38,139,696)   (45,782,249)
                                                                            ------------    -----------
Decrease in Cash and cash equivalents . . . . . . . . . . . . . . . . . . .  (38,018,407)    (7,226,705)

Cash and cash equivalents, beginning of year. . . . . . . . . . . . . . . .   53,635,737     20,171,289
                                                                            ------------    -----------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . $ 15,617,330     12,944,584
                                                                            ============    ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest, net of amounts capitalized . . $    799,794        292,173
                                                                            ============    ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . . $      --             --
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

                      SEPTEMBER 30, 1997 AND 1996

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

GENERAL

     Capitalized Interest and Real Estate Taxes

     Interest, including the amortization of loan fees, of $2,874,645 and $3,841,138 was incurred for the nine months ended September 30, 1997 and 1996, respectively, of which $2,517,104 and $3,841,138 was capitalized, respectively. Interest payments, including amounts capitalized, of $3,316,898 and $4,133,311 were made during the nine months ended September 30, 1997 and 1996, respectively. Interest, including the amortization of loan fees, of $1,558,878 and $1,005,182 was incurred for the three months ended September 30, 1997 and 1996, respectively, of which $1,201,337 and $1,005,182 was capitalized, respectively. Interest payments, including amounts capitalized of $2,041,607 and $1,263,416, were made during the three months ended September 30, 1997 and 1996, respectively. The increase in interest incurred and paid during the three months ended September 30, 1997 as compared to the same period in 1996 is due to the Partnership obtaining a new credit facility on July 31, 1997, as discussed in detail in the "Notes and Mortgages Payable" section of the Notes.

     Real estate taxes of $6,053,634 and $5,701,173 were incurred for the nine months ended September 30, 1997 and 1996, respectively, of which $2,798,971 and $2,982,168 were capitalized, respectively. Real estate tax payments of $579,935 and $573,108 were made during the nine months ended September 30, 1997 and 1996, respectively. In addition, real estate tax reimbursements totaling $244,706 and $165,682 were received from the Partnership's escrow agent during the nine months ended September 30, 1997 and 1996, respectively. Real estate taxes of $2,202,929 and $1,932,966 were incurred for the three months ended September 30, 1997 and 1996, respectively, of which $920,316 and $1,096,786 were capitalized, respectively. Real estate tax payments of $257,622 and $195,761 were made during the three months ended September 30, 1997 and 1996, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and other operating properties as these taxes are included in cost of revenues for operating properties.

     Property and Equipment and Other Assets

     Depreciation expense of $2,593,228 and $4,019,257 was incurred for the nine months ended September 30, 1997 and 1996, respectively. Amortization of other assets, excluding loan fees, of $212,466 and $115,718 was incurred for the nine months ended September 30, 1997 and 1996, respectively. Amortization of loan fees, which is included in interest expense, of $168,460 and $185,653 was incurred for the nine months ended September 30, 1997 and 1996, respectively. Depreciation expense of $752,083 and $1,350,783 was incurred for the three months ended September 30, 1997 and 1996, respectively. Amortization of other assets, excluding loan fees, of

$130,698 and $38,335 was incurred for the three months ended September 30, 1997 and 1996, respectively. Amortization of loan fees, which is included in interest expense, of $60,402 and $58,179 was incurred for the three months ended September 30, 1997 and 1996, respectively. The decrease in depreciation expense for the three and nine months ended September 30, 1997 as compared to the same periods in 1996 is due to the elimination of depreciation expense for assets held for disposal in accordance with FASB Statement 121. The Partnership's application of this statement is discussed further in the "Impact of Recently Issued Accounting Standards" section of the Notes.

     During August 1997, the Partnership entered into an agreement with an unaffiliated third party for the sale of its two retail shopping centers located in Weston. The closing of the sale is currently expected to occur in December 1997. The closing is subject to various conditions, and there is no assurance that such sale will occur. The sale, if consummated, is expected to generate a profit for financial reporting and Federal income tax purposes.

     Partnership Distributions

     During February 1997, the Partnership made a distribution for 1996 of $24,240,000 to its Holders of Interests ($60.00 per Interest) and $1,346,651 to the General Partner and Associate Limited Partners, collectively. These distributions are the primary cause for the decrease in Cash and cash equivalents at September 30, 1997 as compared to December 31, 1996. During August 1997, the Partnership made a distribution of $70,700,000 to its Holders of Interests ($175 per Interest) and $2,668,455 to its General Partner and Associate Limited Partners, collectively. The Partnership's cash balance was not impacted by the August 1997 distribution as such distribution was made with the proceeds from the new credit facility, as discussed in the "Notes and Mortgages Payable" section of the Notes. In addition, during 1997 distributions totaling $15,457 (approximately $.04 per Interest) were deemed to be paid to the Holder's of Interests, $15,372 of which was remitted to North Carolina tax authorities on their behalf for the 1996 non-resident withholding tax. Distributions totaling $860 were also paid during 1997 on behalf of the General Partner and Associate Limited Partners, collectively, a portion of which was also remitted to the North Carolina tax authorities on their behalf.

     Reclassifications

     Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

NOTES AND MORTGAGES PAYABLE

     The Partnership's credit facility previously consisted of a term loan in the original amount of $85,252,520, a revolving line of credit facility up to $20 million, an income property term loan in the original amount of $18,233,326 and a $15 million letter of credit facility, all of which matured in July 1997. The balances outstanding under this facility were paid off in conjunction with the Partnership obtaining a new credit facility, as discussed below.

     Under the previous term loan agreement, the Partnership made scheduled principal payments of $10 million in March 1994, February 1995 and February 1996 and $5 million principal payments in July 1995 and July 1996. The term loan agreement also provided for additional principal repayments based upon a specified percentage of available cash flow and upon the sale of certain assets. During the year ended December 31, 1996, the Partnership made such additional term loan payments totaling approximately $12.3 million. In January 1997, the Partnership paid off the remaining principal balance of $5,234,008 outstanding under the term loan. Under the income property term loan, principal payments of $0.1 million were required to be paid monthly until maturity. The terms of the Partnership's credit facility required that upon satisfaction of the principal due under the term loan, the additional term loan principal repayments described above would be applied to the principal outstanding under the income property term loan. Accordingly, the Partnership made such additional income property term loan repayments totaling approximately $1.3 million during 1997. The Partnership utilized a portion of the proceeds from its new credit facility, which is discussed in detail below, as well as operating cash on hand to pay off the remaining principal balance outstanding under the income property term loan of $9,522,126 in July, 1997. As a result, at September 30, 1997, there were no balances outstanding on the revolving line of credit facility and income property term loan. Due to the replacement of the Partnership's previous letter of credit facility by the new credit facility, which is discussed below, the Partnership was required to post approximately $4.2 million in cash as collateral with its previous lender for the letters of credit which continue to be obligations of that lender. The posting of this cash as collateral is the primary cause for the increase in Restricted cash on the accompanying consolidated balance sheets at September 30, 1997 as compared to December 31, 1996. Such letters of credit are expected to be replaced by either letters of credit issued under the new credit facility or by bonds. Once the letters of credit are replaced, the cash collateral will be released to the Partnership. As of September 30, 1997, approximately $609,000 of such cash collateral had been released to the Partnership due to the replacement of the letters of credit issued by the previous lender, leaving a balance outstanding under this previous letter of credit facility of approximately $3.6 million.

     On July 31, 1997, the Partnership obtained a new credit facility from Barnett Bank, N.A. ("Barnett") and certain other banks. The new credit facility consists of a $75 million term loan, a $20 million revolving line of credit and a $5 million letter of credit facility. The new term loan has a term of four years with annual scheduled principal repayments of $12.5 million, as well as additional annual principal repayments based upon a specified percentage or amount of the Partnership's available cash. The maximum required principal repayments, including the scheduled repayments, generally will not exceed $18.75 million per annum. The remaining outstanding balance on the new facility is due upon maturity. Interest on the facility is based, at the Partnership's option, on the relevant LIBOR plus 2.25% per annum or Barnett's prime rate (8.5% at September 30, 1997). The Partnership has obtained an interest rate swap for two thirds of the outstanding balance of the term loan. The Partnership paid loan fees totaling 1% of the total facility upon the closing of the loan. Such fees have been capitalized and are being amortized over the life of the loan. The payment of these fees is the primary cause for the increase in Prepaid expenses and other assets on the accompanying consolidated balance sheets at September 30, 1997 as compared to December 31, 1996. The term loan, revolving line of credit and letter of credit facility are secured by recorded mortgages on real property of the Partnership (including certain of its consolidated ventures) and pledges of certain other assets. All of the loans under this new facility are cross-collateralized and cross-defaulted. The proceeds from the new financing were used to make a distribution during August 1997 in the amount of approximately $73.4 million, including a distribution of $175 per Interest to the Holders of Interests, and to pay off the remaining balances outstanding under the Partnership's previous credit facility, as discussed above. At September 30, 1997, the balances outstanding on the term loan, the revolving line of credit and the letter of credit facility were approximately $75,000,000, $0 and $1,211,000, respectively. For the nine month period ended September 30, 1997, the combined effective interest rate for the Partnership's credit facilities, including the amortization of loan origination fees, was approximately 9.6% per annum.

     During April 1996, the Partnership refinanced the loan on one of its retail properties located in its Weston Community with a different lender. The outstanding principal balance on such loan of approximately $7.9 million is included in Notes and mortgages payable at September 30, 1997. In addition, $3.1 million of subordinated debt attributable to the Cullasaja Joint Venture is included in Notes and mortgages payable at September 30, 1997.

     During January 1996, the Partnership executed a note for a $7.5 million construction loan for the construction and development of a second retail shopping center located in its Weston Community. The Partnership, at its option, extended the loan upon its maturity, at which time it was converted to a mini-permanent loan. The loan bears the same rate of interest as the original construction loan (lender's prime rate (8.5% at September 30, 1997) plus 1/2% per annum), and matures in July 2000. Principal and interest on the loan are payable monthly, based on a 25-year amortization schedule. The outstanding principal balance on this loan at September 30, 1997 is approximately $7.5 million.

     During September 1997, the Partnership borrowed against its $24 million revolving construction line of credit to fund construction of one of the two remaining buildings within Arvida's Grand Bay. This line of credit bears interest at the lender's prime rate (8.5% at September 30, 1997) plus 1/2% per annum. At September 30, 1997, there was approximately $2.1 million outstanding under this line of credit. The Partnership anticipates it will obtain funding under this line of credit during 1998 for the remaining building to be constructed within Arvida's Grand Bay.

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

     During March 1996, the Partnership closed on the sale of its 20% joint venture interest in Coto de Caza, including the related promissory note for advances previously made to the joint venture, to unaffiliated third parties for a cash sales price of $12 million. This transaction is reflected in Land and property revenues for the nine months ended September 30, 1996 on the accompanying consolidated statements of operations and is the primary cause for the decrease in Land and property revenues and cost of revenues for the nine months ended September 30, 1997 as compared to the same period in 1996.

     On December 31, 1996, the Partnership purchased its joint venture partner's 50% interest in the Arvida Boose Joint Venture for a purchase price of approximately $1.8 million and formed a new joint venture in the name of Metrodrama Joint Venture. As a result of this transaction, the Partnership changed from the equity method of accounting to the consolidated method of accounting for the joint venture effective December 31, 1996. During October 1997, Metrodrama Joint Venture entered into a contract for the sale of approximately 29 acres of undeveloped commercial property to an unaffiliated third party. The closing of the sale is currently expected to occur in the first quarter of 1998. The closing is subject to the satisfaction of various conditions, and there can be no assurance that the closing will occur. The sale, if consummated, is expected to generate a profit for financial reporting and Federal income tax purposes in 1998.

     During July 1997, the Partnership entered into a joint venture agreement with an unaffiliated third party to form A&D Title, L.P. The joint venture was formed to act as an agent in connection with the issuance of title insurance, primarily related to closings in the Partnership's Weston community. The Partnership obtained a 50% ownership interest in the joint venture, and is accounting for its investment in accordance with the equity method of accounting.

     During August 1997, the remaining properties owned by the Tampa 301 Associates and Ocala 202 joint ventures were sold. The net profit generated by the sales of these properties resulted in approximately $91,000 of earnings for the Partnership, which is the primary cause for the increase in Equity in earnings (losses) of unconsolidated ventures on the accompanying consolidated statements of operations for the three and nine months ended September 30, 1997 as compared to the same periods in 1996.

TRANSACTIONS WITH AFFILIATES

     The Partnership, subject to certain limitations, may engage affiliates of the General Partner for property management, insurance and certain other administrative services to be performed in connection with the administration of the Partnership and its assets. The total of such costs for the nine months ended September 30, 1997 was approximately $324,700, all of which was paid as of September 30, 1997. The total of such costs for the nine months ended September 30, 1996 was approximately $296,300.
In addition, the General Partner and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Partnership and the operation of the Partnership's properties. Such costs were approximately $154,500 and $151,500 for the nine months ended September 30, 1997 and 1996, respectively, all of which were paid as of September 30, 1997.

     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the nine month period ended September 30, 1997, the amount of such costs incurred by the Partnership on behalf of these affiliates totaled approximately $280,800. At September 30, 1997, approxi-mately $267,900 was owed to the Partnership, of which approximately $158,700 was received as of November 12, 1997. For the nine month period ended September 30, 1996, the Partnership was entitled to reimbursements of approximately $189,100.

     Prior to June 1996, the Partnership and Arvida/JMB Partners, L.P.-II (a publicly-held limited partnership affiliated with the General Partner) each employed project related and administrative personnel who performed services on behalf of both partnerships. In addition, certain out-of-pocket expenditures related to such services and other general and administrative costs were incurred and charged to each partnership as appropriate. The Partnership receives reimbursements from Arvida/JMB Partners, L.P.-II for these costs (including salary and salary-related costs). Subsequent to June 1996, Arvida/JMB Partners, L.P.-II no longer employed any project-related or administrative personnel and incurred no costs on behalf of the Partnership. For the nine month periods ended September 30, 1997 and 1996, the Partnership was entitled to receive approximately $90,800 and $1,242,300, respectively, from Arvida/JMB Partners, L.P.-II. At September 30, 1997, approximately $8,800 was owed to the Partnership, none of which was received as of November 12, 1997. In addition, for the nine month periods ended September 30, 1997 and 1996, the Partnership was obligated to reimburse Arvida/JMB Partners, L.P.-II approximately $0 and $113,700, respectively. At September 30, 1997, approximately $1,800 was unpaid, which represents amounts owed from the prior year, all of which was outstanding as of November 12, 1997.

     Arvida Company ("Arvida"), pursuant to an agreement with the Partnership, provides development, construction, management and other personnel and services to the Partnership for all of its projects and operations. Pursuant to such agreement, the Partnership reimburses Arvida for all of its salary and salary-related costs incurred in connection with work performed on behalf of the Partnership, subject to certain limitations. The total of such costs for the nine month periods ended September 30, 1997 and 1996 were approximately $5,141,000 and $5,020,500, respectively, all of which were paid at September 30, 1997. In addition, the Partnership was owed approximately $18,100 from Arvida at September 30, 1997, for overpayments of salary and salary related costs, all of which was paid as of November 12, 1997.

     The Partnership pays for certain general and administrative costs on behalf of its equity clubs, homeowners associations and maintenance associations (including salary and salary-related costs and legal fees). The Partnership receives reimbursements from these entities for such costs.

For the nine month periods ended September 30, 1997 and 1996, the Partnership was entitled to receive approximately $4,275,700 and

$3,291,100, respectively, from these entities. At September 30, 1997, approximately $119,200 was owed to the Partnership, of which approximately $76,500 was received as of November 12, 1997. In addition, the Partnership owes its equity clubs for certain costs incurred by the clubs which are obligations of the Partnership. For the nine month periods ended September 30, 1997 and 1996, the Partnership was obligated to reimburse its equity clubs approximately $35,000 and $13,700, respectively. At September 30, 1997, approximately $14,500 was unpaid, of which approximately $3,200 was paid as of November 12, 1997.

     The Partnership, pursuant to an agreement, provides management and other personnel and services to one of its equity clubs. Pursuant to this agreement, the Partnership is entitled to receive a management fee for the services provided to the club. For the nine months ended September 30, 1997 and 1996, the Partnership was entitled to receive approximately $387,800 and $295,000. At September 30, 1997, approximately $437,800 was unpaid (including amounts owed from the previous year), none of which was received as of November 12, 1997.

     The Partnership funds certain capital expenditures, working capital advances and operating deficits of its equity clubs, as well as operating deficits of its homeowners associations as required or deemed necessary. The working capital advances and certain capital expenditure fundings are non-interest bearing, short-term in nature, and are expected to be reimbursed from future cash flows of the equity clubs. The funding of operating deficits is expensed by the Partnership. At September 30, 1997, the Partnership was owed approximately $458,500 from its equity clubs, none of which was received as of November 12, 1997.

     The Partnership periodically incurs salary and salary-related costs on behalf of an affiliate of the General Partner of the Partnership. The Partnership was entitled to receive approximately $255,700 and $228,000 for such costs for the nine months ended September 30, 1997 and 1996, respectively, of which approximately $53,300 was owed to the Partnership at September 30, 1997, none of which was received as of November 12, 1997.

     In accordance with the Partnership Agreement, the General Partner and Associate Limited Partners have deferred a portion of their distributions of net cash flow from the Partnership totaling approximately $6,476,000 as of September 30, 1997. This amount does not bear interest and is expected to be paid in future periods subject to certain restrictions contained in the partnership agreement of the Partnership. In addition, the General Partner and Associate Limited Partners have deferred approximately $1,259,000 of their share of the distribution made during August 1997, pursuant to the terms of an agreement reached in the settlement of certain litigation.

     All amounts receivable from or payable to the General Partner or its affiliates do not bear interest and are expected to be paid in future periods.

COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under standby letters of credit and performance bonds for approximately $4,851,000 and $9,959,000, respec-tively, at September 30, 1997. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable under performance bonds for approximately $1,020,000 at September 30, 1997.

     On or about September 27, 1996, a lawsuit entitled Vanderbilt Income and Growth Associates, L.L.C. and Raleigh Capital Associates L.P., individually and derivatively on behalf of Arvida/JMB Partners, L.P. v. Arvida/JMB Managers, Inc., Judd D. Malkin, Neil G. Bluhm, Burton E. Glazov, Stuart C. Nathan, A. Lee Sacks, John G. Schreiber, BSS Capital II, L.L.C., Starwood Capital Group I, L.P., Starwood/Florida Funding, L.L.C., Starwood Opportunity Fund, IV, L.P. and Barry Sternlicht, Defendants, and Arvida/JMB Partners, L.P., nominal defendant, was filed in the Court of Chancery of the State of Delaware in and for New Castle County, Civil Action No. 15238 ("Raleigh action"). The Raleigh action was filed as a verified complaint for declaratory and injunctive relief. Plaintiffs claimed that the defendants in entering into the financing commitment letter for a proposed $160 million term loan from Starwood/Florida Funding L.L.C. (the "Starwood financing") violated, or aided and abetted, or participated in the violation of, fiduciary duties owed to the Partnership and the Holders of Interests, and put their personal interests ahead of the interests of the Partnership and the Holders of Interests. In the first claim for relief, plaintiffs sought a declaratory judgment that the terms of the financing be declared null, void and unenforceable. In the second claim for relief, plaintiffs asserted a claim derivatively on behalf of the Partnership alleging, among other things, that the financing commitment letter was not the product of a valid exercise of business judgment. In addition to relief described above, plaintiffs sought to preliminarily and permanently enjoin any actions in furtherance of the financing commitment letter, an award of compensatory damages, interest, costs and disbursements, including reasonable attorneys' and experts' fees and such other relief as the Court might deem just and proper. The General Partner and the Partnership filed a motion to dismiss the Raleigh action which was granted on November 7, 1996. In granting the motion, the Court held that Raleigh was not a Limited Partner and did not have standing to file the derivative claims. The Court further determined that Raleigh did not have the right to vote. Plaintiffs asked the Court to reconsider its ruling, but the Court denied the request to change its ruling.

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

     The trial of all claims in the Raleigh action was held on April 7 through April 9, 1997. In a memorandum opinion dated May 23, 1997, the Court concluded that, while neither the partnership agreement nor the assignment agreement of the Partnership expressly states whether subsequent Holders of Interests have voting rights, a reasonable investor could have read the operative agreements as providing that subsequent Holders of Interests, such as Raleigh, have voting rights. The Partnership believes, among other things, that the Court erred in its application of the law to the facts on this issue and is appealing the Court's decision on this aspect of the case. On the issue of whether Arvida/JMB Managers, Inc. properly denied Raleigh's request for admission as a Substituted Limited Partner, the Court upheld the denial of Raleigh's request.

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

     Currently, the Partnership is involved in three subrogation lawsuits. On April 19, 1993, a subrogation claim entitled Village Homes at Country Walk Master Maintenance Association, Inc. v. Arvida Corporation et al., was filed in the 11th Judicial Circuit for Dade County. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). In this suit, as amended, plaintiffs seek to recover damages and pre- and post-judgment interest in connection with $10,873,000 American Reliance has allegedly paid, plus amounts it may have to pay in the future, to the condominium association at Country Walk in the wake of Hurricane Andrew. Disney is also a defendant in this suit. The Partnership believes that the amount of this claim that allegedly relates to units it built and sold is approximately $3,600,000. Plaintiffs also seek a declaratory judgment seeking to hold the Partnership and other defendants responsible for amounts American Reliance must pay in the future to its insured as additional damages beyond the $10,873,000 previously paid. The Partnership has filed motions directed to the complaint, as amended, and the litigation is in the discovery stage. The Partnership intends to vigorously defend itself. On or about May 10, 1996, a subrogation claim entitled Juarez et al. v. Arvida Corporation et al. was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County. Plaintiffs filed this suit for the use and benefit of American Reliance. In this suit, plaintiffs seek to recover damages, pre-and post-judgment interest, costs and any other relief the Court may deem just and proper in connection with $3,200,000 American Reliance allegedly paid on specified claims at Country Walk in the wake of Hurricane Andrew. Disney is also a defendant in this suit. The Partnership is advised that the amount of this claim that allegedly relates to units it sold is approximately $350,000. The Partnership intends to defend itself vigorously in this matter. The Partnership was also involved in a subrogation action brought by the Insurance Company of North America ("INA") arising out of a claim that INA allegedly paid on a single home in Country Walk. The Partnership has settled this claim for approximately $5,600 with the settlement being funded by the Partnership's insurance carrier. On April 24, 1997, the Metropolitan Property and Casualty Company ("Metropolitan") filed a lawsuit entitled Metropolitan Property and Casualty Company v. Arvida/JMB Partners in the Circuit Court of the 11th Judicial Circuit in and for Dade County for subrogation in which it seeks compensatory damages, costs, interest and any other relief the court may deem just in connection with money Metropolitan allegedly paid to its homeowner insureds in the wake of Hurricane Andrew. Metropolitan has advised the Partnership that in connection with this suit there are three claims, totaling approximately $505,000. The Partnership could be named in other subrogation actions, and in such event, the Partnership intends to vigorously defend itself in such actions. Due to the uncertainty of the outcome of these subrogation actions, the accompanying consolidated financial statements do not reflect any accruals related to these matters.

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

     The Partnership owns a 50% joint venture interest in 31 commercial/ industrial acres in Pompano Beach, Florida, which is encumbered by a mortgage loan in the principal amount of approximately $4 million at September 30, 1997. During April 1992, as a result of the Partnership's previous determination that the development of the land was no longer economically profitable, the Partnership and its joint venture partner each tendered payment in the amount of approximately $3.1 million to the lender for their respective shares of the guarantee payment required under the loan agreement and certain other holding costs, the majority of which reduced the outstanding mortgage loan to its current balance. The venture also intended at that time to convey title to the property to the lender; however, such conveyance is pending until resolution of certain environmental issues. The joint venture had been negotiating with the lender regarding the scope of the development work required to be done. Negotiations with the lender were unsuccessful, and the lender filed a lawsuit entitled Bankers' Trust Company v. Arvida/JMB Partners, L.P., et al., Case No. 95-2780 in the Broward County Circuit Court in which the lender asserted, among other things, that the mortgage loan is with recourse to the joint venture partners as a result of the partners' failure to perform in accordance with the terms of the loan agreement. The lender demanded payment of the outstanding loan balance plus interest thereon.
The lawsuit has been resolved. On or about July 18, 1997, the parties entered into a settlement agreement which provides for, among other things, the payment of $300,000 by the Partnership, $300,000 on behalf of the joint venture partner, the payment of back taxes on the property by the joint venture in the amount of $302,398, a commitment by the joint venture to remediate the property on or before June 30, 2000 in accordance with the settlement agreement, issuance of a new non-recourse note, a mortgage modification and dismissal of the lawsuit with prejudice and without costs.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     The Partnership adopted the Financial Accounting Standard's Board's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective January 1, 1995. Reference is made to the "Subsequent Events" section of the Notes for a discussion regarding the sale of certain of the Partnership's operating properties. In accordance with Statement No. 121, the Partnership discontinued recording depreciation on its assets held for disposal in the first quarter of 1997. The combined results of operations for the Partnership's assets held for disposal totaled approximately $4.1 million and $1.7 million for the nine months ended September 30, 1997 and 1996, respectively, and are included in operating properties revenues and cost of revenues on the accompanying consolidated statements of operations. The Partnership requires no impairment losses or other adjustments to be recorded as of September 30, 1997 as a result of the application of this statement.

     During August 1997, the Partnership entered into an agreement with an unaffiliated third party for the sale of its two retail shopping centers located in Weston. Although there can be no assurance, the Partnership anticipates that the sale of these shopping centers will close prior to December 31, 1997. The sale, if consummated, is expected to generate a profit for financial reporting and Federal income tax purposes.

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

ADJUSTMENTS

     In the opinion of the General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of September 30, 1997 and December 31, 1996 and for the three and nine months ended September 30, 1997 and 1996.

SUBSEQUENT EVENTS

     During October 1997, the Partnership closed on the sale of its mixed-use center in Boca Raton, Florida known as Parkway Center to an unaffiliated third party for $38.5 million. The Partnership made certain representations, warranties and indemnities for the benefit of the buyer under the Sale and Purchase Agreement which will survive the closing for a period of one year from the date of closing. Parkway Center consists of approximately 258,000 square feet of space in a mix of offices, restaurants, retail, financial institutions and a Radisson Suite Hotel. The sale generated a profit for financial reporting and Federal income tax purposes.

     Pursuant to Section 5.5 J of the Partnership Agreement, on October 23, 1997, the Board of Directors of the General Partner met and approved a resolution selecting the option set forth in Section 5.5 J.(i)(c) of the Partnership Agreement for the Partnership to commence an orderly disposition of its remaining assets that is to be completed within the next five years.

     During November 1997, the Partnership closed on the sale of the Cabana Club, located within its Sawgrass Community, to an unaffiliated third party for $3.5 million. The sale generated a profit for financial reporting and Federal income tax purposes.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements ("Notes") contained in this report for additional information concerning certain of the Partnership's investments.

     At September 30, 1997 and December 31, 1996, the Partnership had cash and cash equivalents of approximately $15,617,000 and $53,636,000, respectively. The decrease in Cash and cash equivalents at September 30, 1997 as compared to December 31, 1996 is due primarily to distributions to partners and Holders of Interests of approximately $25.6 million made in February 1997, the payoff of the balance of $5,234,008 outstanding under the Partnership's term loan in January 1997, and the payoff of the remaining $9,522,126 balance outstanding under the income property term loan in July 1997.

     Pursuant to Section 5.5 J of the Partnership Agreement, on October 23, 1997, the Board of Directors of the General Partner met and approved a resolution selecting the option set forth in Section 5.5 J.(i)(c) of the Partnership Agreement for the Partnership to commence an orderly disposition of its remaining assets that is to be completed within the next five years.

     The Partnership's previous revolving line of credit, income property term loan and letter of credit agreement matured in July 1997. On July 31, 1997, the Partnership obtained a new credit facility from Barnett Bank, N.A. ("Barnett") and certain other banks. The proceeds from the new financing were used to make a distribution during August 1997 in the amount of approximately $73.4 million, including a distribution of $175 per Interest to the Holders of Interests, and to payoff the remaining balance outstanding under the Partnership's previous credit facility. The new credit facility consists of a $75 million term loan, a $20 million to the Partnership's revolving line of credit and a $5 million letter of credit facility. The new facility has a term of four years with annual scheduled principal repayments of $12.5 million, as well as additional annual principal repayments based upon a specified percentage or amount of the Partnership's available cash. The maximum principal repayments, including the scheduled repayments, generally will not exceed $18.75 million per annum. The remaining outstanding balance on the new facility is due upon maturity. Interest on the facility is based, at the Partnership's option, on the relevant LIBOR plus 2.25% per annum or Barnett's prime rate. The Partnership has obtained an interest rate swap for two-thirds of the outstanding balance of the term loan. The Partnership paid loan fees totaling 1% of the total facility upon the closing of the loan. Such fees have been capitalized and are being amortized over the life of the loan. The payment of these fees is the primary cause for the increase in Prepaid expenses and other assets on the accompanying consolidated balance sheets at September 30, 1997 as compared to December 31, 1996. In addition, due to the replacement of the Partnership's existing letter of credit facility by the new credit facility, the Partnership was required to post approximately $4.2 million cash as collateral with its previous lender for letters of credit which continue to be obligations of that lender. The posting of this cash as collateral is the primary cause for the increase in Restricted cash on the accompanying consolidated balance sheets at September 30, 1997 as compared to December 31, 1996. The letters of credit are expected to be replaced by either letters of credit issued under the Barnett facility or by bonds, at which time the cash collateral will be released to the Partnership. As of September 30, 1997, approximately $609,000 of such cash collateral had been released to the Partnership due to the replacement of the letters of credit issued by the previous lender, leaving a balance outstanding under this previous letter of credit facility of approximately $3.6 million. The term loan, revolving line of credit and letter of credit facility are secured by recorded mortgages on real property of the Partnership (including certain of its consolidated ventures) and pledges of certain other assets. All of the loans under this new facility are cross-collateralized and cross-defaulted. At September 30, 1997, the balances outstanding under the term loan, the revolving line of credit and the letter of credit facility were approximately $75,000,000, $0 and $1,211,000, respectively.

     During August 1997, the Partnership entered into an agreement with an unaffiliated third party for the sale of its two retail shopping centers located in Weston. The closing of the sale is currently expected to occur in December 1997. The closing is subject to various conditions, and there is no assurance that such sale will occur. The sale, if consummated, is expected to generate a profit for financial reporting and Federal income tax purposes.

     During September 1997, the Partnership borrowed against its $24 million revolving construction line of credit to fund construction of one of the two remaining buildings within Arvida's Grand Bay. This line of credit bears interest at the lender's prime rate (8.5% at September 30, 1997) plus 1/2% per annum. At September 30, 1997, there was approximately $2.1 million outstanding under this line of credit. The Partnership anticipates it will obtain funding under this line of credit during 1998 for the remaining building to be constructed within Arvida's Grand Bay.

     During October 1997, Metrodrama Joint Venture entered into a contract for the sale of approximately 29 acres of undeveloped commercial property to an unaffiliated third party. The closing of the sale is currently expected to occur in the first quarter of 1998. The closing is subject to the satisfaction of various conditions, and there can be no assurance the closing will occur. The sale, if consummated, is expected to generate a profit for financial reporting and Federal income tax purposes in 1998.

     During October 1997, the Partnership closed on the sale of its mixed-use center in Boca Raton, Florida known as Parkway Center to an unaffiliated third party for $38.5 million. The Partnership made certain representations, warranties and indemnities for the benefit of the buyer under the Sale and Purchase Agreement which will survive the closing for a period of one year from the date of closing. Parkway Center consists of approximately 258,000 square feet of space in a mix of offices, restaurants, retail, financial institutions and a Radisson Suite Hotel. The sale generated a profit for financial reporting and Federal income tax purposes.

     During November 1997, the Partnership closed on the sale of the Cabana Club, located within its Sawgrass Community, to an unaffiliated third party for $3.5 million. The sale generated a profit for financial reporting and Federal income tax purposes.

     The Holders of Interests have received several unsolicited offers to purchase their Interests in the Partnership. The General Partner of the Partnership has established a special committee (the "Special Committee") to review such offers and make a recommendation to the Holders of Interests with respect to the offers. In addition, the Partnership has engaged Lehman Brothers Inc. ("Lehman") as a financial advisor to assist the Special Committee in evaluating and responding to the offers. Lehman was asked to render its estimate of the present discounted value ("Estimated Liquidation Value") of an Interest based on the assumption that the Partnership commences an orderly liquidation in October 1997 and completes that liquidation by October 2002. In preparing its Estimated Liquidation Value, Lehman has relied upon the Partnership's estimate of the gross cash distributions that a Holder of Interests would receive through the assumed liquidation period, discounted to reflect the present value of such distributions. Certain assumptions and other factors, including risk factors, that should be considered when analyzing the projected budgets which were the basis of such estimate of gross distributions can be found in the Partnership's Schedule 14D-9 dated July 3, 1996, as amended, which was filed with the Securities and Exchange Commission. Reference to such
Schedule 14D-9 is hereby made for a discussion of such assumptions and other factors.

     During April 1997, Smithtown Bay, L.L.C. ("Smithtown") commenced an offer to acquire up to 17,000 Interests, which represents approximately 4.2% of the outstanding Interests in the Partnership. Smithtown's offer had a purchase price of $475 and expired on May 30, 1997. In connection with the Smithtown offer, Lehman prepared an Estimated Liquidation Value as of March 31, 1997 (the "March Estimated Liquidation Value"). In arriving at the March Estimated Liquidation Value, Lehman relied upon the Partnership's estimate of the gross cash distributions that the Holders of Interests would receive through the assumed liquidation period. These estimated gross distributions were then discounted to reflect the present value of such distributions as of March 31, 1997, which ranged from $540 to $585 per Interest, depending on the different discount rates used.

     Based on its analysis and its consultation with its advisors, the Special Committee determined that with respect to Holders of Interests who had the expectation of retaining their Interests through an anticipated orderly liquidation of the Partnership's assets by October 2002 and who had no current or anticipated need or desire for liquidity, the Smithtown offer was inadequate and not in the best interests of such Holders of Interests. Accordingly, the Special Committee recommended that such Holders of Interests reject the Smithtown offer and not tender their Interests pursuant to such offer. However, the Special Committee recommended that Holders of Interests who had a current need or desire for liquidity tender their Interests to Smithtown.

     During July 1997, Lafayette Bay, LLC ("Lafayette") commenced an offer to acquire up to 10,400 Interests, which represents approximately 2.6% of the outstanding Interests in the Partnership. Lafayette's offer had a purchase price of $540 per Interest. However, under the terms of Lafayette's offer, Lafayette reduced its offer price of $540 per Interest by the $175 per Interest distributed to the Holders of Interests during August 1997 (for a new purchase price under the Lafayette offer of $365 per Interest). Lafayette's offer expired on August 29, 1997. During November 1997, Lafayette re-commenced its offer at $365 per Interest but reduced the maximum number of Interests to be acquired to 8,000 Interests, which represents approximately 2.0% of the outstanding Interests in the Partnership. Lafayette's offer is currently scheduled to expire on December 4, 1997.

     The Special Committee expressed no opinion and remained neutral in regard to the Lafayette offer for those Holders of Interests who had no current or anticipated need or desire for liquidity and who expect to retain the Interests through an anticipated orderly liquidation of the Partnership by October 2002. However, the Special Committee recommended that Holders of Interests who had a current need or desire for liquidity tender their Interests to Lafayette. Lehman was not requested to render, and did not render, any opinion as to the adequacy or fairness of the Lafayette offer.

     The Partnership's estimate of the present discounted value (the "Partnership's Estimated Liquidation Value") of an Interest on a liquidation basis, as of June 30, 1997, was a range of approximately $590 to $640 per Interest. The Partnership's Estimated Liquidation Value is based on the Partnership's projected budgets and the underlying assumptions thereto, and the assumption that the Partnership completes an orderly liquidation of its assets by October 2002. The Partnership's Estimated Liquidation Value represents the Partnership's estimate of the gross cash distributions that a Holder of Interest would receive per Interest from June 30, 1997, through the assumed liquidation, discounted to reflect the present value of such distributions. Based upon its estimate of the gross cash distributions to be received, the Partnership believes that a Holder of Interest would receive total distributions from June 30, 1997, through October 2002 in excess of $1,000, including the distribution of $175 per Interest made in August 1997 from the proceeds of the new credit facility discussed above.

     The Partnership began incurring significant expenditures in connection with the various unsolicited tender offers for Interests during the third quarter of 1996, and may incur significant additional costs in the future in connection therewith.

     In November 1997, St. Joe Corporation completed its acquisition of a controlling interest in a new venture that holds the major assets of Arvida. Affiliates of JMB Realty Corporation own a minority interest in the new venture. Arvida has provided development, construction, management and other personnel and services to the Partnership for all of its projects and operations. The services provided to the Partnership by Arvida pursuant to its management agreement will continue to be provided by the same personnel. The transaction did not involve the sale of any assets of the Partnership, nor the sale of the General Partner's interest in the Partnership.

RESULTS OF OPERATIONS

     The results of operations for the three and nine months ended September 30, 1997 are primarily attributable to the development and sale or operation of the Partnership's assets.

     For the three months ended September 30, 1997, the Partnership (including its consolidated ventures and its unconsolidated ventures accounted for under the equity method) closed on the sale of 311 housing units, 66 homesite lots and approximately 37 acres of developed land. This compares to closings in the third quarter of 1996 of 296 housing units, 82 homesite lots and approximately 16 acres of undeveloped land. Outstanding contracts ("backlog") as of September 30, 1997 were for 674 housing units and 71 homesites. This compares to a backlog as of September 30, 1996 of 730 housing units, 47 homesites and approximately 44 acres of developed and undeveloped land tracts.

     The Partnership's Communities are in various stages of development, with estimated remaining build-outs ranging from one to nine years. Notwithstanding the estimated duration of the remaining build-outs, the Partnership currently expects to complete its orderly liquidation by October 2002. The Weston Community, located in Broward County, Florida, is the Partnership's largest Community and is in its mid-stage of development.

Also in their mid-stages of development are the River Hills Country Club in Tampa, Florida; the Water's Edge Community in Atlanta, Georgia; The Cullasaja Club, near Highlands, North Carolina and the Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay. The Partnership's Jacksonville Golf & Country Club Community in Florida is in its late stage of development. All of the remaining units in the Partnership's Sawgrass Country Club and Dockside Communities in Jacksonville, Florida and Atlanta, Georgia, respectively, closed during 1996. In addition, the Broken Sound Community, located in Boca Raton, Florida, had its final closings in 1995; however, the Partnership still has equity memberships in the Broken Sound Club to sell. Future revenues will be impacted to the extent that there are lower levels of inventories available for sale as the Partnership's remaining Communities approach or undertake their final phases.

     The increase in housing revenues for the three months ended September 30, 1997 as compared to the same period in 1996 is due to a higher volume of units closed in Weston during the third quarter of 1997 as compared to the same quarter in 1996. This favorable variance was partially offset by decreased revenue recognition on the condominiums at Arvida's Grand Bay, and a lower volume of units closed at the Partnership's Waters Edge and Jacksonville Golf & Country Club Communities, as discussed more fully below. The decrease in housing revenues for the nine months ended September 30, 1997 as compared to the same period in 1996 is due primarily to a decrease in revenues recognized on the condominiums at Arvida's Grand Bay. Substantial revenues were recognized from three of the buildings at Arvida's Grand Bay in 1996. The Partnership expects to recognize the remaining revenues from these buildings prior to the end of 1997. The Partnership commenced construction on one of the two buildings still to be completed at Arvida's Grand Bay during the second quarter of 1997.
However, no revenues are expected to be recognized for this building until 1998. The decrease in revenues for the nine months ended September 30, 1997 as compared to the same period in 1996 is also due to a lower volume of units closed in the Partnership's Jacksonville Golf & Country Club and Water's Edge Communities during 1997 as compared to 1996. The lower volume of units closed in Waters Edge is attributable to a decrease in the availability of lower priced product within the Community during 1997 as compared to 1996. In addition, the Partnership's sales of higher priced product in Waters Edge have been slower than anticipated due to competition from third party builders. These unfavorable variances are partially offset by an overall increase in the average sales price for units closed in 1997 as compared to 1996. The lower volume of units closed in Jacksonville Golf & Country Club is due to the late stage of development of the Community and decreased levels of inventory as it nears completion.
The close out of the remaining units in Sawgrass Country Club in Jacksonville and Dockside in Atlanta in 1996 also contributed to the decrease in revenues for 1997 as compared to 1996.

     The decrease in homesite revenues for the three months ended September 30, 1997 as compared to the same period in 1996 is due primarily to a decrease in the number of lots closed in Jacksonville Golf & Country Club due to the late stage of development of the Community. The decrease in revenues was partially offset by an increase in the number of lots closed and revenues generated at Waters Edge as compared to the same period in 1996, as well as an increase in the average sales price of lots closed in Waters Edge and Weston. Homesite revenues for the nine months ended September 30, 1997 were slightly higher than the same period in 1996, despite fewer lot closings in 1997. This favorable variance is due primarily to the recognition of deferred income in 1997 for lot sales at Weston recorded in previous years which did not yet meet the requirements for income recognition. The increase in the average sales prices at Weston and Waters Edge also contributed to the favorable variance.

     The increase in the gross operating profit margin from homesite activities resulted from the favorable pricing of lots in Weston and Water's Edge, as well as the recognition of the deferred income in 1997 for lots in Weston, which closed in previous years.

     The decrease in land and property revenues for the three months ended September 30, 1997 as compared to the same period in 1996 due primarily to the closing in August 1996 of an approximate sixteen acre developed commercial parcel located in Palm Beach County, Florida. The decrease in land and property revenues for the nine months ended September 30, 1997 as compared to the same period in 1996 is due primarily to the sale of the Partnership's 20% joint venture interest in the Coto de Caza Joint Venture and related promissory note in March 1996 for a cash sales price of $12 million.

     The increase in operating properties revenues for the three and nine months ended September 30, 1997 as compared to the same periods in 1996 is due primarily to rental income generated at the Partnership's new retail shopping center in Weston, which opened in the fourth quarter of 1996. In addition, revenues from the Partnership's club operations increased in 1997 as compared to 1996 due primarily to an overall increase in membership dues and golf revenues at the Partnership's country clubs in Weston and River Hills, and increased revenues from the restaurant operations at one of the Partnership's clubs in Jacksonville, Florida.

     The increase in the gross operating profit margin from operating properties activities is due primarily to the elimination of depreciation expense recorded on assets held for disposal. Due to the intended sale of the assets, and in accordance with FASB Statement 121, the Partnership discontinued recording depreciation on its two retail shopping centers and cable operation in Weston, the beach club in Jacksonville, Florida, as well as its hotel operation and mixed use office/retail plaza in Boca Raton, Florida.

     The decrease in revenues from brokerage and other operations for the three and nine months ended September 30, 1997 as compared to the same periods in 1996 is due primarily to a decrease in the volume of resale brokerage activity in Palm Beach County, Florida, as well as the Partnership's sale of its resale operation located in Longboat Key near Sarasota, Florida in October 1996. Also contributing to the unfavorable variance are decreased commissions earned from the sales of builders' homes within the Partnership's Weston Community due to a decrease in the number of builder units closed in 1997 as compared to 1996.

     The increase in the gross operating profit margin from brokerage and other operations for the three and nine months ended September 30, 1997 as compared to the same periods in 1996 is primarily due to the expansion and improved operating results of the mortgage brokerage operation in Weston, as well as an increase in management fees received from the various homeowners associations in Weston.

     The increase in selling, general and administrative expenses for the nine months ended September 30, 1997 as compared to the same period in 1996 is due primarily to the approximate $1.8 million payment of certain attorneys' fees and expenses as a result of the approved settlement in certain litigation. In addition, the Partnership began incurring significant expenditures in the third quarter of 1996 in connection with the various unsolicited tender offers made for Interests. Such expenditures incurred during the nine months ended September 30, 1997 also contributed to the increase in selling, general and administrative expenses as compared to the same periods in 1996.

     The average balances invested in interest bearing accounts increased for the three and nine months ended September 30, 1997 as compared to the same period in 1996 resulting in increased interest income for the periods.

     During August 1997, the remaining properties owned by the Tampa 301 Associates and Ocala 202 joint ventures were sold. The net profit generated by the sales of these properties resulted in approximately $91,000 of earnings for the Partnership, which is the primary cause for the increase in Equity in earnings (losses) of unconsolidated ventures on the accompanying consolidated statements of operations for the three and nine months ended September 30, 1997 as compared to the same periods in 1996.

     The increase in interest and real estate taxes for the three and nine months ended September 30, 1997 as compared to the same periods in 1996 is due primarily to the levying of taxes by the Indian Trace Community Development District (the "District") on property in Weston which was not previously taxable by the District. Also contributing to the increase is an increase in interest expense resulting from a decrease in the amount of interest eligible for capitalization.

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

     On or about September 27, 1996, a lawsuit entitled Vanderbilt Income and Growth Associates, L.L.C. and Raleigh Capital Associates L.P., individually and derivatively on behalf of Arvida/JMB Partners, L.P. v. Arvida/JMB Managers, Inc., Judd D. Malkin, Neil G. Bluhm, Burton E. Glazov, Stuart C. Nathan, A. Lee Sacks, John G. Schreiber, BSS Capital II, L.L.C., Starwood Capital Group I, L.P., Starwood/Florida Funding, L.L.C., Starwood Opportunity Fund, IV, L.P. and Barry Sternlicht, defendants, and Arvida/JMB Partners, L.P., nominal defendant, was filed in the Court of Chancery of the State of Delaware in and for New Castle County, Civil Action No. 15238 ("Raleigh action"). The Raleigh action was filed as a verified complaint for declaratory and injunctive relief. Plaintiffs claimed that the defendants in entering into the financing commitment letter for a proposed $160 million term loan from Starwood/Florida Funding L.L.C. (the "Starwood financing") violated, or aided and abetted, or participated in the violation of, fiduciary duties owed to the Partnership and the Holders of Interests, and put their personal interests ahead of the interests of the Partnership and the Holders of Interests. In the first claim for relief, plaintiffs sought a declaratory judgment that the terms of the financing be declared null, void and unenforceable. In the second claim for relief, plaintiffs asserted a claim derivatively on behalf of the Partnership alleging, among other things, that the financing commitment letter was not the product of a valid exercise of business judgment. In addition to relief described above, plaintiffs sought to preliminarily and permanently enjoin any actions in furtherance of the financing commitment letter, an award of compensatory damages, interest, costs and disbursements, including reasonable attorneys' and experts' fees and such other relief as the Court might deem just and proper. The General Partner and the Partnership filed a motion to dismiss the Raleigh action which was granted on November 7, 1996. In granting the motion, the Court held that Raleigh was not a Limited Partner and did not have standing to file the derivative claims. The Court further determined that Raleigh did not have the right to vote. Plaintiffs asked the Court to reconsider its ruling, but the Court denied the request to change its ruling.

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

    4.11.  Credit Agreement dated July 31, 1997 between Barnett Bank,
N.A. and The Other Lenders and Arvida/JMB Partners, L.P. is hereby incorporated by reference to the Partnership's Report for June 30, 1997 on Form 10-Q (File No. 0-16976) dated August 8, 1997, as amended.

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

    10.6.  Agreement for Sale and Purchase of Real Property dated July
25, 1997 by and between Center Retail Partners, Center Office Partners, Center Hotel Limited Partnership, and Arvida/JMB Partners, L.P. and Stanford Hotels Corporation for the sale of Arvida Parkway Center is incorporated herein by reference to Exhibit 2.1 to the Partnership's report on Form 8-K (File No. 0-16976) dated July 25, 1997.

    10.7 Agreement for Purchase and Sale dated August 22, 1997 by and between Arvida/Lakes Plaza L.P. and Principal Mutual Life Insurance Company with respect to Weston Lakes Plaza is filed herewith.

    10.8 Agreement for Purchase and Sale dated August 22, 1997 by and between Country Isles Associates and Principal Mutual Life Insurance Company with respect to Country Isles Plaza is filed herewith.

    10.9 Agreement for Purchase and Sale dated October 21, 1997 by and between Metrodrama Joint Venture and AutoNation USA Corporation is filed herewith.

    10.10 Agreement for Purchase and Sale dated October 8, 1997 by and between Arvida/JMB Partners and PV Resort, Inc. joined by Resort Holdings I, Ltd. for the sale of the Cabana Club is filed herewith.

    10.11 Amendment dated August 22, 1997 to Agreement for Sale and Purchase by and between Center Retail Partners, Center Hotel Limited Partnership, Center Office Partners and Arvida/JMB Partners, L.P. and Stanford Hotels Corporation is filed herewith.

    10.12 Second Amendment dated October 17, 1997 to Agreement for Sale and Purchase by and between Center Retail Partners, Center Hotel Limited Partnership, Center Office Partners and Arvida/JMB Partners, L.P. and Stanford Hotels Corporation is filed herewith.

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

       (b) The following report on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.

                  The Partnership's report dated October 17, 1997 describing the sale of Arvida Parkway Center in Boca Raton, Florida.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                ARVIDA/JMB PARTNERS, L.P.

                BY:   Arvida/JMB Managers, Inc.
                      (The General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: November 12, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 12, 1997