Form 10-Q/A
period 1997-09-30
ARVIDA JMB PARTNERS L P
filed 1997-11-26
CIK 814046

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



     The undersigned registrant hereby amends the following sections of its Report for September 30, 1997 on Form 10-Q as set forth in the pages attached hereto:

      PART I  FINANCIAL INFORMATION

      Item 1. Financial Statements
      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations

                              Pages 3 through 26



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



Dated:  November 26, 1997

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

                                                      (UNAUDITED)

                                                        ASSETS
                                                        ------

                                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                                         1997             1996
                                                                                    -------------      -----------
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 15,617,330       53,635,737
Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15,513,592       11,833,522
Trade and other accounts receivable (net of allowance for doubtful accounts of $254,732 at September 30, 1997 and $261,326 at
  December 31, 1996) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,925,159        3,582,995
Mortgages receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . .            442,224        1,269,460
Real estate inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . .        183,919,038      174,638,454
Property and equipment held for disposition or sale. . . . . . . . . . . . . .         43,867,455            --
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . .         35,764,691       79,373,444
Investments in and advances to joint ventures, net . . . . . . . . . . . . . .          2,106,101        2,739,842
Equity memberships . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,886,021        5,457,880
Amounts due from affiliates, net . . . . . . . . . . . . . . . . . . . . . . .          1,347,327        1,003,732
Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . . . .         10,542,067        7,105,077
                                                                                     ------------     ------------

          Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $322,931,005      340,640,143
                                                                                     ============     ============





                                               ARVIDA/JMB PARTNERS, L.P.
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                        CONSOLIDATED BALANCE SHEETS (CONTINUED)

(UNAUDITED)

                                      LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                      ------------------------------------------

                                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                                        1997              1996
                                                                                    -------------      -----------
Liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  18,436,605       21,532,400
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         24,846,233       17,287,325
  Accrued expenses and other liabilities . . . . . . . . . . . . . . . . . . .         18,537,365       15,324,815
  Notes and mortgages payable, net . . . . . . . . . . . . . . . . . . . . . .         97,675,505       36,843,778
                                                                                     ------------     ------------
  Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .        159,495,708       90,988,318
                                                                                     ------------     ------------

Partners' capital accounts:
  General Partner and Associate Limited Partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . . . . . .             20,000           20,000
    Cumulative net income. . . . . . . . . . . . . . . . . . . . . . . . . . .         39,766,027       35,750,061
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . .        (38,508,251)     (34,492,285)
                                                                                     ------------     ------------
                                                                                        1,277,776        1,277,776
                                                                                     ------------     ------------
  Limited Partners:
    Capital contributions, net of offering costs . . . . . . . . . . . . . . .        364,841,815      364,841,815
    Cumulative net income. . . . . . . . . . . . . . . . . . . . . . . . . . .         44,810,571       36,071,642
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . .       (247,494,865)    (152,539,408)
                                                                                     ------------     ------------
                                                                                      162,157,521      248,374,049
                                                                                     ------------     ------------
          Total partners' capital accounts . . . . . . . . . . . . . . . . . .        163,435,297      249,651,825
                                                                                     ------------     ------------

          Total liabilities and partners' capital. . . . . . . . . . . . . . .       $322,931,005      340,640,143
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

                                               ARVIDA/JMB PARTNERS, L.P.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                      (UNAUDITED)


                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 SEPTEMBER 30                   SEPTEMBER 30
                                                                    -------------------------------------------------------
                                                              1997           1996            1997           1996
                                                         ------------    -----------    ------------    -----------
Revenues:
  Housing. . . . . . . . . . . . . . . . . . . . . . .    $56,850,265     54,010,856     134,740,429    154,106,035
  Homesites. . . . . . . . . . . . . . . . . . . . . .      6,109,836      6,388,362      14,841,540     14,809,610
  Land and property. . . . . . . . . . . . . . . . . .        633,940      5,093,464       3,914,289     19,853,665
  Operating properties . . . . . . . . . . . . . . . .      7,509,103      6,726,081      24,289,366     22,300,362
  Brokerage and other operations . . . . . . . . . . .      7,085,481      7,142,108      18,774,739     20,931,980
                                                          -----------     ----------     -----------    -----------
        Total revenues . . . . . . . . . . . . . . . .     78,188,625     79,360,871     196,560,363    232,001,652
                                                          -----------     ----------     -----------    -----------
Cost of revenues:
  Housing. . . . . . . . . . . . . . . . . . . . . . .     47,964,413     48,047,779     115,347,052    132,596,690
  Homesites. . . . . . . . . . . . . . . . . . . . . .      3,835,008      4,238,549       9,049,395     10,182,604
  Land and property. . . . . . . . . . . . . . . . . .        507,056      1,371,878       3,034,835     13,298,625
  Operating properties . . . . . . . . . . . . . . . .      6,178,530      6,771,381      20,118,274     21,119,659
  Brokerage and other operations . . . . . . . . . . .      5,828,873      6,510,860      17,005,323     19,346,466
                                                          -----------     ----------     -----------    -----------
        Total cost of revenues . . . . . . . . . . . .     64,313,880     66,940,447     164,554,879    196,544,044
                                                          -----------     ----------     -----------    -----------
Gross operating profit . . . . . . . . . . . . . . . .     13,874,745     12,420,424      32,005,484     35,457,608
Selling, general and administrative expenses . . . . .     (5,044,291)    (5,206,752)    (17,243,606)   (14,993,374)
                                                          -----------     ----------     -----------    -----------
        Net operating income . . . . . . . . . . . . .      8,830,454      7,213,672      14,761,878     20,464,234

Interest income. . . . . . . . . . . . . . . . . . . .        500,338        344,098       1,531,724      1,125,991
Equity in earnings (losses) of
  unconsolidated ventures. . . . . . . . . . . . . . .         53,692        (18,076)         73,497       (134,989)
Interest and real estate taxes, net. . . . . . . . . .     (1,640,154)      (836,180)     (3,612,204)    (2,719,005)
                                                          -----------     ----------     -----------    -----------




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

                                               ARVIDA/JMB PARTNERS, L.P.
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                      (UNAUDITED)

                                                                                           1997              1996
                                                                                       ------------      -----------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  12,754,895       18,736,231
Charges (credits) to net income not requiring (providing) cash:
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . .      2,974,154        4,320,628
  Equity in (earnings) losses of unconsolidated ventures . . . . . . . . . . . . . .        (73,496)         134,989
  Provision for doubtful accounts. . . . . . . . . . . . . . . . . . . . . . . . . .         49,719          (10,272)
  Gain on disposition of property and equipment. . . . . . . . . . . . . . . . . . .          2,814           (8,591)
Changes in:
  Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (3,680,070)         301,851
  Trade and other accounts receivable. . . . . . . . . . . . . . . . . . . . . . . .     (5,391,883)      19,202,471
  Real estate inventories:
    Additions to real estate inventories . . . . . . . . . . . . . . . . . . . . . .   (122,775,973)    (144,705,804)
    Cost of sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    118,811,464      148,616,606
    Capitalized interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,517,104)      (3,841,138)
    Capitalized real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . .     (2,798,971)      (2,982,168)
  Equity memberships . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        571,859          769,122
  Amounts due from affiliates, net . . . . . . . . . . . . . . . . . . . . . . . . .       (343,595)         164,194
  Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . . . . . .     (3,817,916)         870,504
  Accounts payable, accrued expenses and other liabilities . . . . . . . . . . . . .        574,304        2,018,785
  Deposits and unearned income . . . . . . . . . . . . . . . . . . . . . . . . . . .      7,558,908       (4,178,750)
                                                                                       ------------      -----------

          Net cash provided by operating activities. . . . . . . . . . . . . . . . .      1,899,109       39,408,658
                                                                                       ------------      -----------




                                               ARVIDA/JMB PARTNERS, L.P.
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                                           1997              1996
                                                                                       ------------      -----------
Cash flows from investing activities:
  Mortgages receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   827,236          750,637
  Acquisitions of property and equipment . . . . . . . . . . . . . . . . . . . . . .     (2,857,482)     (11,892,813)
  Proceeds from sales and disposals of property and equipment. . . . . . . . . . . .          2,739           24,863
  Joint venture distributions (contributions), net . . . . . . . . . . . . . . . . .        249,699          (14,276)
  Payments from (advances to) joint ventures . . . . . . . . . . . . . . . . . . . .            (12)       4,167,035
  Proceeds from sale of joint venture interest . . . . . . . . . . . . . . . . . . .          --           6,111,440
                                                                                       ------------      -----------
          Net cash used in investing activities. . . . . . . . . . . . . . . . . . .     (1,777,820)        (853,114)
                                                                                       ------------      -----------
Cash flows from financing activities:
  Proceeds from notes and mortgages payable. . . . . . . . . . . . . . . . . . . . .     86,580,797       30,980,173
  Payments of notes and mortgages payable. . . . . . . . . . . . . . . . . . . . . .    (25,749,070)     (61,915,441)
  Distributions to General Partner and Associate Limited Partners. . . . . . . . . .     (4,015,966)        (580,251)
  Distributions to Limited Partners. . . . . . . . . . . . . . . . . . . . . . . . .    (94,955,457)     (10,444,636)
  Bank overdrafts. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          --          (3,822,094)
                                                                                       ------------      -----------
          Net cash used in financing activities. . . . . . . . . . . . . . . . . . .    (38,139,696)     (45,782,249)
                                                                                       ------------      -----------
Decrease in Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .    (38,018,407)      (7,226,705)

Cash and cash equivalents, beginning of year . . . . . . . . . . . . . . . . . . . .     53,635,737       20,171,289
                                                                                       ------------      -----------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . . . . .   $ 15,617,330       12,944,584
                                                                                       ============      ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest, net of amounts capitalized. . . . . . .   $    799,794          292,173
                                                                                       ============      ===========
  Non-cash investing and financing activities. . . . . . . . . . . . . . . . . . . .   $      --               --
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

     During August 1997, the Partnership entered into an agreement with an unaffiliated third party for the sale of its two retail shopping centers located in Weston. During November 1997, the contract was terminated by the prospective purchaser under the terms of the agreement.

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

     During August 1997, the Partnership entered into an agreement with an unaffiliated third party for the sale of its two retail shopping centers located in Weston. During November 1997, the contract was terminated by the prospective purchaser under the terms of the agreement.

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