Form 10-K405
period 1997-12-31
ARVIDA JMB PARTNERS L P
filed 1998-03-31
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the Fiscal Year
Ended December 31, 1997               Commission file no. 0-16976


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


Securities registered pursuant to Section 12(b) of the Act:


                                     Name of each exchange on
Title of each Class                     which registered
-------------------                  ------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K   [   ]

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

                               TABLE OF CONTENTS


                                                         Page
                                                         ----
PART I

Item 1.     Business. . . . . . . . . . . . . . . . . . .   1

Item 2.     Properties. . . . . . . . . . . . . . . . . .   5

Item 3.     Legal Proceedings . . . . . . . . . . . . . .   6

Item 4.     Submission of Matters to a
            Vote of Security Holders. . . . . . . . . . .  10


PART II

Item 5.     Market for the Partnership's Limited
            Partnership Interests and
            Related Security Holder Matters . . . . . . .  11

Item 6.     Selected Financial Data . . . . . . . . . . .  12

Item 7.     Management's Discussion and
            Analysis of Financial Condition and
            Results of Operations . . . . . . . . . . . .  14

Item 7A.    Quantitative and Qualitative
            Disclosures About Market Risk . . . . . . . .  23

Item 8.     Financial Statements and
            Supplementary Data. . . . . . . . . . . . . .  24

Item 9.     Changes in and Disagreements with
            Accountants on Accounting and
            Financial Disclosure. . . . . . . . . . . . .  61


PART III

Item 10.    Director and Executive Officers of
            the Registrant. . . . . . . . . . . . . . . .  61

Item 11.    Executive Compensation. . . . . . . . . . . .  65

Item 12.    Security Ownership of Certain
            Beneficial Owners and Management. . . . . . .  68

Item 13.    Certain Relationships and
            Related Transactions. . . . . . . . . . . . .  70


PART IV

Item 14.    Exhibits, Financial Statement
            Schedules, and Reports on Form 8-K. . . . . .  70


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . .  75

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

     Pursuant to the Partnership Agreement, the Partnership may continue in existence until December 31, 2087; however, the General Partner was to elect to pursue one of the following courses of action on or before October 31, 1997: (i) to cause the Interests to be listed on a national exchange or to be reported by the National Association of Securities Dealers Automated Quotation System; (ii) to purchase, or cause JMB Realty Corporation or its affiliates to purchase all of the Interests at their then appraised fair market value (as determined by an independent nationally recognized investment banking firm or real estate advisory company); or (iii) to commence a liquidation phase in which all of the Partnership's remaining assets will be sold or disposed of by the end of the fifteenth year from the termination of the offering. On October 23, 1997, the Board of Directors of the General Partner met and approved a resolution selecting the option to commence an orderly liquidation of the Partnership's remaining assets that is to be completed by October 2002.

     The assets of the Partnership consist principally of interests in land which is in the process of being developed into master-planned residential communities (the "Communities") and, to a lesser extent, commercial and industrial properties; mortgage notes and accounts receivable; construction, brokerage and other support businesses; real estate assets held for investment; certain club and recreational facilities; and a cable television business serving one of its Communities. The Partnership is principally engaged in the development of comprehensively planned resort and primary home Communities containing a diversified product mix designed for the middle and upper income segments of the various markets in which the Partnership operates. In addition, the Partnership, directly or through certain subsidiaries, provides development and management services to the homeowners associations within the Communities.

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

     Pursuant to a management agreement with the Partnership, through December 31, 1997, Arvida Company ("Arvida"), an affiliate of the General Partner, provided development and management supervisory and advisory services and the personnel therefor to the Partnership for all of its projects and operations, subject, in each case, to the overall control of the General Partner on behalf of the Partnership. In November 1997, St. Joe Corporation, an unaffiliated third party, completed its acquisition of a majority interest in St. Joe/Arvida Company, L.P. ("St. Joe/Arvida"), which acquired the major assets of Arvida. In connection with this transaction, Arvida entered into a sub-management agreement with St. Joe/Arvida, effective January 1, 1998, whereby St. Joe/Arvida provides (and is reimbursed for) a substantial portion of the development and management supervisory and advisory services (and personnel with respect thereto) to the Partnership that Arvida would otherwise provide pursuant to its management agreement with the Partnership. Effective January 1, 1998, St. Joe/Arvida employs most of the same personnel previously employed by Arvida, and the services provided to the Partnership pursuant to the sub-management agreement are provided by the same personnel. Affiliates of JMB Realty Corporation own a minority interest in St. Joe/Arvida. The transaction did not involve the sale of any assets of the Partnership, nor the sale of the General Partner's interest in the Partnership.

      The Partnership, directly or through certain subsidiaries, provides development and management services to the homeowners associations within the Communities. At December 31, 1997, one of the Partnership's Communities offered a cable television system to its residents, which system is owned and operated by an entity owned by the Partnership.

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

     The Communities are in various stages of development. The remaining estimated build-out time for the Communities ranges from one to eight years. Notwithstanding the estimated duration of the remaining build-outs, the Partnership currently expects to complete its orderly liquidation by October 2002. The Partnership generally follows the practice with respect to Communities of (i) developing an overall master plan for the Community,

(ii) creating a unifying architectural theme that is consistent with the Community's master plan, (iii) offering a variety of recreational facilities, (iv) imposing architectural standards and other property restrictions on residents and third-party developers, in order to enhance the long-term value of the Community, (v) establishing property owners' associations to maintain compliance with architectural, landscaping and other requirements and to provide for ownership and maintenance of certain facilities, and/or (vi) operating and controlling access to golf, tennis and other recreational facilities.

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

     In the opinion of the General Partner of the Partnership, all of the investment properties held at December 31, 1997 are adequately insured.

     The Partnership currently owns no patents, trademarks, licenses or franchises other than those trademarks and tradenames in respect of the names of its Communities. The Arvida name and the service marks with respect to the Arvida name were owned by Arvida, subject to the Partnership's non-exclusive right to use the Arvida name and service marks under a license agreement with Arvida (and subject to the non-exclusive rights of certain third parties to the limited use of the name). As discussed above, St. Joe/Arvida acquired the major assets of Arvida, including the Arvida name and service marks with respect to the Arvida name. In connection with the acquisition of Arvida's assets, St. Joe/Arvida was assigned Arvida's rights and obligations under the license agreement with the Partnership.

     The Partnership has approximately 650 employees.

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

     (c)  Sarasota / Tampa, Florida

     The Partnership owns property known as Arvida's Grand Bay on Longboat Key which is a barrier island on Florida's west coast, approximately four miles from downtown Sarasota and seven miles from Sarasota/Bradenton airport. The property is in its mid stage of development. The Partnership also owns property in a Community in the Tampa area known as River Hills Country Club, which is a 1,200-acre Community in its mid stage of development.

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

      The Partnership also owns, either directly or through joint venture interests, various commercial and industrial sites and buildings in Sarasota, Ocala, Pompano Beach and Palm Beach County, Florida which are not located in its residential Communities. At December 31, 1997, the joint venture property in Pompano Beach was encumbered by mortgages in the aggregate principal amount of approximately $3.4 million. Reference is made to Note 11 for further discussion of this venture and its related indebtedness.


ITEM 3.  LEGAL PROCEEDINGS

     (A) On or about September 27, 1996, a lawsuit entitled Vanderbilt Income and Growth Associates, L.L.C. and Raleigh Capital Associates L.P., individually and derivatively on behalf of Arvida/JMB Partners, L.P. v. Arvida/JMB Managers, Inc., Judd D. Malkin, Neil G. Bluhm, Burton E. Glazov, Stuart C. Nathan, A. Lee Sacks, John G. Schreiber, BSS Capital II, L.L.C., Starwood Capital Group I, L.P., Starwood/Florida Funding, L.L.C., Starwood Opportunity Fund, IV, L.P. and Barry Sternlicht, Defendants, and Arvida/JMB Partners, L.P., nominal defendant, was filed in the Court of Chancery of the State of Delaware in and for New Castle County, Civil Action No. 15238 ("Raleigh action"). The Raleigh action was filed as a verified complaint for declaratory and injunctive relief. Plaintiffs claimed that the defendants, in entering into a financing commitment letter for a proposed $160 million term loan from Starwood/Florida Funding L.L.C. (the "Starwood financing"), violated, or aided and abetted, or participated in the violation of, fiduciary duties owed to the Partnership and the Holders of Interests, and put their personal interests ahead of the interests of the Partnership and the Holders of Interests. In the first claim for relief, plaintiffs sought a declaratory judgment that the terms of the Starwood financing be declared null, void and unenforceable. In the second claim for relief, plaintiffs asserted a claim, derivatively on behalf of the Partnership, alleging, among other things, that the financing commitment letter for the Starwood financing was not the product of a valid exercise of business judgment. In addition to the relief described above, plaintiffs sought to preliminarily and permanently enjoin any actions in furtherance of the financing commitment letter, an award of compensatory damages, interest, costs and disbursements, including reasonable attorneys' and experts' fees and such other relief as the Court might deem just and proper. The General Partner and the Partnership filed a motion to dismiss the Raleigh action which motion was granted on November 7, 1996. In granting the motion, the Court held that Raleigh was not a Limited Partner and did not have standing to file the derivative claims. The Court further determined that Raleigh did not have the right to vote. Plaintiffs asked the Court to reconsider its ruling, but the Court denied the request to change its ruling.

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

     By letter dated January 10, 1997, Raleigh requested admission as a Substituted Limited Partner of the Partnership. The Partnership referred the request to a special committee (the "Special Committee") consisting of certain directors of the General Partner. On February 11, 1997, the Special Committee denied the request. Thereafter, the Partnership supplemented its counterclaim, as amended, to seek a court declaration that Raleigh was not entitled to be admitted as a Substituted Limited Partner. On February 20, 1997, Raleigh filed a reply and counterclaim against the Partnership, the General Partner, and the Special Committee. The reply counterclaim seeks, among other things, a declaration that Raleigh has voting rights in the Partnership and that defendants breached their fiduciary duties by failing to admit Raleigh as a Substituted Limited Partner. The reply counterclaim also sought to enjoin the Partnership, the General Partner, and the Special Committee from refusing to admit Raleigh as a Substituted Limited Partner, an award of damages, interest, fees, and costs.

     On or about February 28, 1997, Gladys Beasley, individually and as a representative of a class of persons similarly situated, filed an intervenor complaint for declaratory relief against the Partnership. In the intervenor complaint, plaintiff sought a declaration that purchasers who obtained Interests in the Partnership in the public offering and subsequent Holders of Interests in the Partnership by assignment from original Holders have the same voting rights in the Partnership, among other things, to remove and replace the General Partner. In addition, plaintiff Gladys Beasley, sought an order adjudging and decreeing that the intervenor action be properly maintained as a class, an award of her costs and expenses of the litigation, and such other relief as the Court deemed appropriate.

     The trial of all claims in the Raleigh action was held on April 7, 1997 through April 9, 1997. In a memorandum opinion dated May 23, 1997, the Court concluded that, while neither the partnership agreement nor the assignment agreement of the Partnership expressly states whether subsequent Holders of Interests have voting rights, a reasonable investor could have read the operative agreements as providing that subsequent Holders of Interests, such as Raleigh, have voting rights. The Partnership believes, among other things, that the Court erred in its application of the law to the facts on this issue and is appealing the Court's decision on this aspect of the case. On the issue of whether the Special Committee properly denied Raleigh's request for admission as a Substituted Limited Partner, the Court upheld the denial of Raleigh's request.

     (B) The Partnership was named a defendant in a number of homeowner lawsuits, certain of which purported to be class actions, that allegedly in part arose out of or related to Hurricane Andrew, which on August 24, 1992 resulted in damage to a former community development known as Country Walk.

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

Over 80% of the Arvida-built homes in Country Walk were built prior to the Partnership's ownership of the Community. Where appropriate, the Partnership has tendered each of the above-described lawsuits to Disney for defense and indemnification in whole or in part pursuant to the Partnership's indemnification rights. Where appropriate, the Partnership has also tendered these lawsuits to its various insurance carriers for defense and coverage. The Partnership is unable to determine at this time to what extent damages in these lawsuits, if any, against the Partnership, as well as the Partnership's cost of investigating and defending the lawsuits, will ultimately be recoverable by the Partnership either pursuant to its rights of indemnification by Disney or under contracts of insurance.

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

     (C) On or about October 16, 1995, a lawsuit was filed against the Partnership and others in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida, entitled Council of Villages, Inc. et al. v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida/JMB Partners, Ltd., Broken Sound Club, Inc., and Country Club Maintenance Association, Inc. The multi-count complaint, as amended, is brought as a class action, and individually, on behalf of various residents of the Broken Sound Community, and alleges that defendants engaged in various acts of misconduct in, among other things, the establishment, operation, management and marketing of the Broken Sound golf course and recreational facilities, as well as the alleged improper failure to turn over said facilities to the Broken Sound homeowners on a timely basis. Plaintiffs seek, through various theories, including but not limited to breach of ordinance, fiduciary duty, fraud, and civil theft, damages in excess of $45 million, the appointment of a receiver for the Broken Sound Club, other unspecified compensatory damages, the right to seek punitive damages, treble damages, prejudgment interest, attorneys' fees and costs. The Partnership believes that the lawsuit is without merit and intends to vigorously defend itself in this matter.

     (D) On or about July 30, 1996, Savoy v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida/JMB Partners, Ltd., and Broken Sound Club, Inc. was filed against the Partnership and others in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida. The lawsuit is filed as a three-count complaint for dissolution of the Broken Sound Club, Inc. ("Club"), and seeks, among other things, the appointment of a custodian or receiver for the Club, a determination that certain acts be deemed wrongful, the return to the Club of in excess of $2.5 million in alleged "operating profits", an injunction against the charging of certain dues, an injunction requiring the Club to produce certain financial statements, and such other relief as the Court deems just, fair and proper. This action has been consolidated with the Council of Villages case. The Partnership believes the lawsuit is without merit and intends to vigorously defend itself.

     In April 1997, the Court issued an order certifying as a class action claims respecting the alleged violation of the Boca Raton ordinances. Both plaintiffs and defendants have appealed the certification order.
Plaintiffs in the Savoy action moved for an appointment of a receiver over the club. The Partnership moved to strike the motion and the Court granted the Partnership's motion. The Partnership has filed a third-party complaint for indemnification and contribution against the Walt Disney Company in these consolidated actions in the event the Partnership is held liable for acts taken by a subsidiary of Walt Disney Company prior to the Partnership's involvement in the club and property.

     Other than as described above, the Partnership is not subject to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership. Reference is made to Note 2 regarding certain other litigation involving the Partnership.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1996 and 1997.

                                PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS
              AND RELATED SECURITY HOLDER MATTERS


     As of December 31, 1997, there were 17,872 record Holders of the 404,000 Interests outstanding in the Partnership. There is no public market for Interests, and it is not anticipated that a public market for Interests will develop. Upon request, the General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. However, there are restrictions governing the transferability of these Interests as described in "Transferability of Partnership Interests" on pages A-31 to A-33 of the Partnership Agreement and limitations on the rights of assignees of Holders of Interests as described in Sections 3 and 4 of the Assignment Agreement, which are hereby incorporated by reference to Exhibit 99.1 to this report.

Reference is made to Item 1. Business for a discussion of the election made on October 23, 1997 by the General Partner with respect to commencing an orderly liquidation of all of the Partnership's assets.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                         ARVIDA/JMB PARTNERS, L.P.
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                               DECEMBER 31, 1997, 1996, 1995, 1994 AND 1993

                     (NOT COVERED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT'S REPORT)


                              1997          1996           1995         1994          1993
                         ------------- -------------   -----------  ------------  ------------

Total revenues. . . . . . $355,904,056   342,813,269   382,267,482   315,058,058   247,651,192
                          ============  ============  ============  ============  ============

Net operating
 income . . . . . . . . . $ 47,146,182    29,301,748    45,181,165    52,676,462    30,689,914
                          ============  ============  ============  ============  ============
Equity in earnings
 (losses) of uncon-
 solidated ventures . . . $    211,217      (177,864)    1,050,994       524,520     1,134,947
                          ============  ============  ============  ============  ============
Net income. . . . . . . . $ 46,558,308    28,011,424    41,836,686    47,197,532    29,293,058
                          ============  ============  ============  ============  ============
Net income per
 Interest (a) . . . . . . $     105.30         67.47        101.91        115.37         71.78
                          ============  ============  ============  ============  ============
Total assets (b). . . . . $326,622,856   340,640,143   366,439,241   376,371,712   348,094,995
                          ============  ============  ============  ============  ============
Total liabilities (b) . . $129,384,146    90,988,318   133,773,954   179,791,958   196,004,818
                          ============  ============  ============  ============  ============
Cash distributions
 per Interest (c) . . . . $     235.04         25.85         13.49          6.35        --
                          ============  ============  ============  ============  ============

     The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.






    (a) The net income per Interest is based upon the average number of Interests outstanding during each period.

    (b) The Partnership does not present a classified balance sheet as a matter of industry practice, and as such, does not distinguish between current and non-current assets and liabilities.

    (c) Cash distributions from the Partnership are generally not equivalent to Partnership income as determined for Federal income tax purposes or as determined under generally accepted accounting principles. Cash distributions to the Holders of Interests represent a return of capital for Federal income tax purposes. During February 1997, the Partnership made a distribution for 1996 of $24,240,000 to its Holders of Interests ($60.00 per Interest). During August 1997, the Partnership made a distribution of $70,700,000 to its Holders of Interests ($175 per Interest). In addition, during 1997 distributions totaling $15,457 (approximately $.04 per Interest) were deemed to be paid to the Holders of Interests, $15,372 of which was remitted to North Carolina tax authorities on their behalf for the 1996 non-resident withholding tax. During March 1996, the Partnership made a distribution for 1995 of $10,419,160 to its Holders of Interests ($25.79 per Interest). In addition, during 1996, the Partnership remitted each Holder of Interests' share of a North Carolina non-resident withholding tax on behalf of each Holder of Interests. Such payments, which totaled $25,476 (approximately $.06 per Interest), were deemed distributions to the Holders of Interests. During February 1995, the Partnership made a distribution for 1994 of $5,421,680 to its Holder of Interests ($13.42 per Interest). In addition, during the first quarter of 1995, the Partnership remitted each Holder of Interests' share of a North Carolina non-resident withholding tax on behalf of each Holder of Interests. Such payment, which totaled $26,784 ($.07 per Interest), was deemed a distribution to the Holders of Interests. During February 1994, the Partnership made a distribution for 1993 of $2,565,433 to its Holders of Interests ($6.35 per Interest). There were no cash distributions in 1993.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997 and 1996, the Partnership had cash and cash equivalents of approximately $79,411,000 and $53,636,000, respectively. Cash and cash equivalents were available for future debt service, working capital requirements and distributions to partners. The source of both short-term and long-term future liquidity is expected to be derived primarily from the sale of housing units, homesites and land parcels, and through the Partnership's credit facility, which is discussed below.

     The Partnership generated substantial receipts during the fourth quarter of 1997 resulting from the closing of numerous land and property sales, as discussed below in Results of Operations. Such receipts are the primary cause for the increase in Cash and cash equivalents at December 31, 1997, as compared to the cash balance reported in the Partnership's quarterly filing at September 30, 1997. Also, due to the cyclical nature of its operations, a significant portion of the Partnership's cash flow from operations (before debt service and distributions) was generated from closings of homes in the fourth quarter of 1997. However, many of the expenditures related to such closings were incurred prior to the fourth quarter. The increased closing activity in the latter part of 1997 also contributed to the increase in Cash and cash equivalents at December 31, 1997, as compared to the cash balance reported in the Partnership's quarterly filing at September 30, 1997. In addition, each year numerous housing and homesite closings occur during the last business days in December. Receipts generated from such closings are sometimes not received by the Partnership until January of the following year, and are therefore included in Trade and other accounts receivable on the accompanying consolidated balance sheets. An increase in the amount of such proceeds receivable at December 31, 1997 as compared to December 31, 1996 contributed to the increase in Trade and other accounts receivable on the accompanying consolidated balance sheets.

     Pursuant to Section 5.5 J of the Partnership Agreement, on October 23, 1997, the Board of Directors of the General Partner met and approved a resolution selecting the option set forth in Section 5.5 J (i)(c) of the Partnership Agreement for the Partnership to commence an orderly liquidation of its remaining assets that is to be completed by October 2002.

     The Partnership was able to generate significant cash flow before debt service during each of the four years ended December 31, 1997. The Partnership utilized this cash flow to make scheduled and additional principal repayments on its previous and existing credit facilities, make distributions to its partners and Holders of Interests, and to increase its cash reserves. During February 1998, the Partnership made a distribution for 1997 of $30,300,000 to its Holders of Interests ($75 per Interest) and $1,683,314 to the General Partner and Associate Limited Partners, collectively. During February 1997, the Partnership made a distribution for 1996 of $24,240,000 to its Holders of Interests ($60 per Interest) and $1,346,651 to the General Partner and Associate Limited Partners, collectively. During August 1997, the Partnership made a distribution of $70,700,000 to its Holders of Interests ($175 per Interest) and $2,668,455 to its General Partner and Associate Limited Partners, collectively. In connection with the settlement of certain litigation, the General Partner and Associate Limited Partners also deferred approximately $1,259,000 of their share of the August 1997 distribution which otherwise was distributable to them, and such deferred distribution amount was used by the Partnership to pay a portion of the legal fees and expenses in such litigation. In addition, during 1997 distributions totaling $15,457 (approximately $.04 per Interest) were deemed to be paid to the Holders of Interests, $15,372 of which was remitted to North Carolina tax authorities on their behalf for the 1996 non-resident withholding tax. Distributions totaling $860 were also paid during 1997 on behalf of the General Partner and Associate Limited Partners, collectively, a portion of which was also remitted to the North Carolina tax authorities on their behalf. During March 1996, the Partnership made a distribution for 1995 of $10,419,160 to its Holders of Interests ($25.79 per Interest) and $578,835 to the General Partner and Associate Limited Partners, collectively. In addition, during 1996, the Partnership remitted each Holder of Interests' share of the 1995 North Carolina non-resident withholding tax. Such payments, which totaled $25,476 (approximately $.06 per Interest), were deemed distributions to the Holders of Interests. Distributions totaling $1,416 were also paid during 1996 on behalf of the General Partner and Associate Limited Partners, collectively, a portion of which was also remitted to the North Carolina tax authorities on their behalf. As a result of certain restrictions on distributions contained in its previous credit facility agreement, the Partnership made distributions in amounts substantially less than the tax consequences attributable to the Federal taxable income allocable to each Holder of Interests multiplied by the maximum individual Federal income tax rate for the year ended December 31, 1995.

     The Partnership's previous revolving line of credit, income property term loan and letter of credit agreement matured in July 1997. On July 31, 1997, the Partnership obtained a new credit facility from certain banks. The proceeds from the new financing were used to make the August 1997 distributions, and to payoff the remaining balance outstanding under the Partnership's previous credit facility. The new credit facility consists of a $75 million term loan, a $20 million revolving line of credit and a $5 million letter of credit facility. The new facility has a term of four years with annual scheduled principal repayments of $12.5 million, as well as additional annual principal repayments based upon a specified percentage or amount of the Partnership's available cash. The maximum principal repayments, including the scheduled repayments, generally will not exceed $18.75 million per annum. The remaining outstanding balance on the new facility is due upon maturity. Interest on the facility is based, at the Partnership's option, on the relevant LIBOR plus 2.25% per annum or one of the lender's prime rate. The Partnership has obtained interest rate swaps for two-thirds of the outstanding balance of the term loan. Loan fees totaling 1% of the total facility were paid by the Partnership upon the closing of the loan. Such fees have been capitalized and are being amortized over the life of the loan. The payment of these fees is the primary cause for the increase in Prepaid expenses and other assets on the accompanying consolidated balance sheets at December 31, 1997 as compared to December 31, 1996. Due to the replacement of the Partnership's existing letter of credit facility by the new credit facility, the Partnership was required to post approximately $4.2 million cash as collateral with its previous lender for letters of credit which continue to be obligations of that lender. The letters of credit are expected to be replaced by either letters of credit issued under the new facility or by bonds, at which time the cash collateral will be released to the Partnership. As of December 31, 1997, approximately $1.3 million of such cash collateral had been released to the Partnership due to the replacement of the letters of credit issued by the previous lender, leaving a balance outstanding under this previous letter of credit facility of approximately $2.9 million. The term loan, revolving line of credit and letter of credit facility are secured by recorded mortgages on real property of the Partnership (including certain of its consolidated ventures) and pledges of certain other assets. All of the loans under this new facility are cross-collateralized and cross-defaulted. At December 31, 1997, the balances outstanding under the term loan, the revolving line of credit and the letter of credit facility were approximately $68,750,000, $0 and $1,018,200, respectively.

     During 1997, the Partnership borrowed against its revolving construction line of credit to fund the construction of one of the two remaining buildings within Arvida's Grand Bay. This line of credit had a borrowing capacity up to $24 million, and was originally scheduled to mature in January 1997; however, it was subsequently renewed with a revised borrowing capacity of $21 million and its term extended to August 1999. The line of credit bears interest at the lender's prime rate (8.50% at December 31, 1997) plus 1/2% per annum. At December 31, 1997, there was approximately $4.6 million outstanding under this line of credit. The Partnership currently anticipates that it will borrow additional funds under this line of credit during 1998 for the remaining building to be constructed within Arvida's Grand Bay.

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

     During October 1997, the Partnership closed on the sale of its mixed-use center in Boca Raton, Florida known as Parkway Center to an unaffiliated third party for $38.5 million. The Partnership made certain representations, warranties and indemnities for the benefit of the buyer under the Sale and Purchase Agreement which will survive the closing for a period of one year from the date of closing. Parkway Center consists of approximately 258,000 square feet of space in a mix of offices, retail shops, and a Radisson Suite Hotel. The sale generated a profit for financial reporting and Federal income tax purposes.

     During November 1997, the Partnership closed on the sale of the Cabana Club, located within its Sawgrass Community, to an unaffiliated third party for $3.5 million. The sale generated a profit for financial reporting and Federal income tax purposes.

     During December 1997, the Partnership closed on the sale of its two retail shopping centers located in Weston to an unaffiliated third party for a combined sales price of $26.3 million. A portion of the proceeds from the sale were used to pay off the principal balances outstanding on the loans encumbering the shopping centers. The sale generated a profit for financial reporting and Federal income tax purposes.

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

     The Holders of Interests have received several unsolicited offers to purchase their Interests in the Partnership. The General Partner of the Partnership has established a special committee (the "Special Committee") consisting of certain directors of the General Partner to review such offers and make a recommendation to the Holders of Interests with respect to the offers. In addition, the Partnership has engaged Lehman Brothers Inc. ("Lehman") as a financial advisor to assist the Special Committee in evaluating and responding to the offers. Lehman was asked to render its estimate of the present discounted value ("Estimated Liquidation Value") of an Interest based on the assumption that the Partnership commences an orderly liquidation in October 1997 and completes that liquidation by October 2002. In preparing its Estimated Liquidation Value, Lehman has relied upon the Partnership's estimate of the gross cash distributions that a Holder of Interests would receive through the assumed liquidation period, discounted to reflect the present value of such distributions. Certain assumptions and other factors, including risk factors, that should be considered when analyzing the projected budgets which were the basis of such estimate of gross distributions can be found in the Partnership's
Schedule 14D-9 dated July 3, 1996, as amended, which was filed with the Securities and Exchange Commission. Reference to such Schedule 14D-9 is hereby made for a discussion of such assumptions and other factors.

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

     During July 1997, Lafayette Bay, LLC ("Lafayette") commenced an offer to acquire up to 10,400 Interests, which represents approximately 2.6% of the outstanding Interests in the Partnership. Lafayette's offer had a purchase price of $540 per Interest. However, under the terms of Lafayette's offer, Lafayette reduced its offer price of $540 per Interest by the $175 per Interest distributed to the Holders of Interests during August 1997 (for a new purchase price under the Lafayette offer of $365 per Interest). Lafayette's offer expired on August 29, 1997. During November 1997, Lafayette re-commenced its offer at $365 per Interest but reduced the maximum number of Interests to be acquired to 8,000 Interests, which represents approximately 2.0% of the outstanding Interests in the Partnership. Lafayette's offer was scheduled to expire in December 1997.

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

     The Partnership's estimate of the present discounted value (the "Partnership's Estimated Liquidation Value") of an Interest on a liquidation basis, as of June 30, 1997, was a range of approximately $590 to $640 per Interest. The Partnership's Estimated Liquidation Value is based on the Partnership's projected budgets and the underlying assumptions thereto, and the assumption that the Partnership completes an orderly liquidation of its assets by October 2002. The Partnership's Estimated Liquidation Value represents the Partnership's estimate of the gross cash distributions that a Holder of Interest would receive per Interest from June 30, 1997, through the assumed liquidation, discounted to reflect the present value of such distributions. Based upon its estimate of the gross cash distributions to be received, the Partnership believes that a Holder of Interest would receive total distributions from June 30, 1997, through October 2002 in excess of $1,000, including the distribution of $175 per Interest made in August 1997 and $75 per Interest made in February 1998 from the proceeds of the new credit facility discussed above.

     The Partnership began incurring significant expenditures in connection with various tender offers for Interests during the third quarter of 1996. Payment of these costs in 1997 is the primary cause for the decrease in Accrued expenses and other liabilities on the accompanying consolidated balance sheets at December 31, 1997 as compared to 1996.

     Pursuant to a management agreement with the Partnership, through December 31, 1997, Arvida Company ("Arvida"), an affiliate of the General Partner, provided development and management supervisory and advisory services (and the personnel therefor) to the Partnership for all of its projects and operations, subject, in each case, to the overall control of the General Partner on behalf of the Partnership. In November 1997, St. Joe Corporation, an unaffiliated third party, completed its acquisition of a majority interest in St. Joe/Arvida Company, L.P. ("St. Joe/Arvida"), which acquired the major assets of Arvida. In connection with this transaction, Arvida entered into a sub-management agreement with St. Joe/Arvida, effective January 1, 1998, whereby St. Joe/Arvida provides (and is reimbursed for) a substantial portion of the development and management supervisory and advisory services (and personnel with respect thereto) to the Partnership that Arvida would otherwise provide pursuant to its management agreement with the Partnership. Effective January 1, 1998, St. Joe/Arvida employs most of the same personnel previously employed by Arvida, and the services provided to the Partnership pursuant to this sub-management agreement are provided by the same personnel. Affiliates of JMB Realty Corporation own a minority interest in St. Joe/Arvida. The transaction did not involve the sale of any assets of the Partnership, nor the sale of the General Partner's interest in the Partnership.

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define a year. Consequently, any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Partnership has completed an internal assessment and determined it will need to upgrade portions of its software so its computer system will function properly respect to dates in the year 2000 and thereafter. This upgrade was initiated in October 1997, and is expected to be completed in June 1998, with no material impact to the Partnership's operating results. The Partnership believes once the upgrade is completed, the Year 2000 issue will not pose any significant operational problems for its computer systems.

RESULTS OF OPERATIONS

     The results of operations for the years ended December 31, 1997, 1996 and 1995 are primarily attributable to the development and sale or operation of the Partnership's assets. See Note 1 for a discussion regarding the recognition of profit from sales of real estate.

     For the year ended December 31, 1997, the Partnership (including its consolidated ventures and its unconsolidated ventures accounted for under the equity method) closed on the sale of 1,104 housing units, 282 homesite lots, an approximate six acre developed commercial land tract, its mixed-use center in Boca Raton known as Parkway Center, the Cabana Club and two retail shopping centers located in Weston. This compares to closings in 1996 of 1,291 housing units, 294 homesite lots and approximately 39 acres of developed and undeveloped residential or commercial/industrial land tracts. Closings in 1995 were for 1,283 housing units, 554 homesite lots, approximately 177 acres of developed and undeveloped land tracts, as well as an office building located in downtown Boca Raton known as Mizner Place, and the Partnership's cable operations in the Broken Sound Community. Outstanding contracts ("backlog") as of December 31, 1997 were for 550 housing units, 37 homesites and approximately 57 acres of developed and undeveloped land tracts. This compares to a backlog as of December 31, 1996 of 538 housing units, 31 homesites and approximately 24 acres of developed and undeveloped land tracts. The backlog as of December 31, 1995 was for 875 housing units, 22 homesites and approximately 18 acres of developed and undeveloped land tracts.

     The Partnership's Communities are in various stages of development, with estimated remaining build-outs ranging from one to eight years. Notwithstanding the estimated duration of the build-outs, the Partnership currently expects to complete its orderly liquidation by October 2002. The Weston Community, located in Broward County, Florida, is the Partnership's largest Community and is in its mid stage of development. Also in their mid stages of development are the River Hills Country Club in Tampa, Florida; the Water's Edge Community in Atlanta, Georgia; The Cullasaja Club, near Highlands, North Carolina and the Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay. The Partnership's Jacksonville Golf & Country Club Community in Florida is in its late stage of development. All of the remaining units in the Partnership's Sawgrass Country Club and Dockside Communities in Jacksonville, Florida and Atlanta, Georgia, respectively, closed during 1996. In addition, the Broken Sound Community, located in Boca Raton, Florida, had its final closings in 1995; however, the Partnership still has equity memberships in the Broken Sound Club to sell. Future revenues will be impacted to the extent that there are lower levels of inventories available for sale as the Partnership's remaining Communities approach or undertake their final phases.

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

     The decrease in housing revenues for 1997 as compared to 1996 is due primarily to a decrease in revenues recognized on the condominiums at Arvida's Grand Bay. Substantial revenues were recognized from three of the buildings at Arvida's Grand Bay in 1996. The remaining revenues from two of these buildings and a substantial portion of the remaining revenues from the third building were recognized during 1997. The Partnership commenced construction on one of the two buildings still to be completed at Arvida's Grand Bay during the second quarter of 1997. However, the initial revenues from this building are not expected to be recognized until the latter part of 1998. Deposits received for contracts for units in this building are held by an escrow agent on the Partnership's behalf. These deposits contributed to the increase in Trade and other accounts receivable, and are the primary cause for the increase in Deposits on the accompanying consolidated balance sheets at December 31, 1997 as compared to 1996. The decrease in revenues is also attributable to a lower volume of units closed in Jacksonville Golf & Country Club due to the late stage of development of the community and decreased levels of inventory as it nears completion, as well as the close-out of the remaining units in Sawgrass Country Club and Dockside during 1996. In addition, revenues decreased at Waters Edge and Weston due to lower volumes of units closed in 1997 as compared to 1996. The lower volume of units closed in Waters Edge is attributable to a decrease in the availability of lower priced product within the Community, and sales of higher priced product have been slower than anticipated due to competition from third party builders. These unfavorable variances are partially offset by an overall increase in the average sales price for units closed in 1997 as compared to 1996.

     The decrease in housing revenues for 1996 as compared to 1995 is due primarily to the close-outs of the Partnership's Broken Sound Community in 1995, as well as the close-out in 1996 of the remaining units in the Partnership's Sawgrass Country Club and Dockside Communities. Revenues generated at these three Communities during 1996 decreased approximately $16.8 million as a direct result of the close-outs. This reduction in revenues was partially offset by increased revenues generated at the Partnership's Weston Community due primarily to an increase in the number of townhomes sold in 1996 as compared to 1995. In addition, the Partnership generated more closings and revenues at its Water's Edge Community in Atlanta due to the introduction of several new housing products in 1995 which had their initial closings in 1996.

     The increase in homesite revenues for 1997 as compared to 1996 is due primarily to an increase in the average sales price of lots closed in Weston and Waters Edge. Revenues also increased due to a higher volume of lots closed in the Partnership's River Hills Community. These favorable variances are partially offset by a reduced number of closings in Jacksonville Golf & Country Club due to the late stage of development of the Community. The decrease in homesite revenues for 1996 as compared to 1995 is due primarily to fewer lot closings in Weston as a result of the close-out of several of the lower priced products in that Community, as well as a slow down in sales of higher priced products. Also contributing to the decrease in revenues is the close-out of lots in the Partnership's Sawgrass Country Club and Dockside Communities in 1995 and 1996, respectively.

     The increase in land and property revenues for 1997 as compared to 1996 is due primarily to the closings of several of the Partnership's operating properties in the fourth quarter of 1997. These closings include the Partnership's mixed-use center in Boca Raton, Florida (consisting of retail shops, an office building, and a hotel) during October 1997, the Cabana Club located within its Sawgrass Community during November 1997, and the Partnership's two retail shopping centers in Weston during December 1997. Revenues for 1997 also include the closing of an approximate six acre developed commercial parcel in Weston. The decrease in land and property revenues for 1996 as compared to 1995 is due to a lower volume of land and property sales closed in 1996. Revenues for 1996 were generated primarily from the sale of the Partnership's 20% joint venture interest in Coto de Caza as well as the related promissory note for advances previously made to the joint venture. Revenues for 1996 also include proceeds from closings of several developed commercial parcels in Weston totaling approximately 21 acres, the closing of an approximate 16 acre developed commercial parcel located in Palm Beach County, Florida, and the closing of an approximate two acre undeveloped commercial parcel in Cobb County, Georgia. Significant revenues were generated in 1995 from the closings of approximately 86 acres of commercial land parcels throughout Palm Beach and Broward Counties in Florida. In addition to these commercial land parcels, the Partnership also closed on the sale of the cable operation in its Broken Sound Community and the Mizner Place office building located in downtown Boca Raton, Florida. Also included in 1995 revenues is the sale of approximately 82 acres of undeveloped land located near Sarasota, Florida, which was distributed to the Partnership by one of its unconsolidated joint ventures.

     Operating properties represents activity from the Partnership's club and hotel operations, commercial properties and certain other operating assets. The increase in operating properties revenues for 1997 as compared to 1996 is due primarily to rental income generated at one of the Partnership's retail shopping centers in Weston, which opened in the fourth quarter of 1996. This shopping center was sold in December 1997, as discussed above. Revenues also increased at the Partnership's cable operation in Weston due to an increase in the number of subscribers, and at the Partnership's club operations in Weston and River Hills due to an overall increase in membership dues and golf revenues. These favorable variances were partially offset by decreased revenues from the Partnership's hotel operation and its office and retail properties due to the October 1997 sale of the mixed-use center in Boca Raton, Florida. Future revenues from operating properties will be substantially less than previous years' revenues due to the sales of Parkway Center and the Partnership's two retail shopping centers in Weston. Revenues from operating properties increased in 1996 as compared to 1995 due primarily to an increase in the number of members and the associated dues collected at Weston Hills Country Club, as well as an increase in revenues generated by the cable operation in Weston due to an increased number of subscribers. Increased room revenues at the Partnership's hotel operation in Boca Raton, Florida, resulting from increased occupancy and room rates, also contributed to the favorable variance. These variances were partially offset by decreased revenues resulting from the May 1996 closing of the Partnership's restaurant located in Weston, as well as decreased revenues associated with the sale of the Mizner Place office building in May 1995.

     The increase in the gross operating profit margin from operating properties activities for 1997 as compared to 1996 is due primarily to the elimination of depreciation expense recorded on the Partnership's operating properties held for disposal. Due to their intended sale, and in accordance with FASB Statement 121, the Partnership discontinued recording depreciation on its two retail shopping centers and cable operation in Weston, the Cabana Club in Jacksonville, Florida, as well as its mixed-use center in Boca Raton, Florida.

     Brokerage and other operations represents activity from the sale of unaffiliated third-party builders' homes within the Partnership's Communities, activity from resale of real estate inside and outside the Partnership's Communities, proceeds from the Partnership's property management activities, and fees earned from various management agreements with joint ventures. The decrease in revenues from brokerage and other operations for 1997 as compared to 1996 is due to a decrease in the volume of resale brokerage activity in Palm Beach County, Florida, as well as the Partnership's sale of its resale operation located on Longboat Key near Sarasota, Florida in October 1996 to an unaffiliated third party purchaser.

Also contributing to the unfavorable variance are decreased commissions earned from the sales of builders' homes within Weston due to a decrease in the number of builder units closed in 1997 as compared to 1996. The decrease in revenues from brokerage and other operations for 1996 as compared to 1995 is due primarily to decreased resale brokerage activity resulting from the closing of certain of the Partnership's Palm Beach County sales offices, and the sale of the resale operation on Longboat Key in October 1996. No land and property revenues were recognized as a result of this sale as such revenues are contingent upon future operations of the sales office. Also contributing to the decrease in revenues for 1996 as compared to 1995 is a decrease in commissions earned from the sale of builders' homes within the Partnership's Broken Sound, Sawgrass Country Club and Dockside Communities due to the close-out of products in those Communities.

     The increase in the gross operating profit margin from brokerage and other operations for the year ended December 31, 1997 as compared to 1996 is primarily due to the expansion and improved operating results of the mortgage brokerage operation in Weston, as well as an increase in management fees received from the various homeowners associations in Weston.

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

     In December 1997, the Partnership recorded an inventory impairment of $4.5 million to the carrying value of its River Hills Community. This loss was recorded based upon an analysis of estimated discounted cash flows used to determine the fair value of the Community. This analysis estimated the sell-out of the remaining houses, homesites and land and property in this Community by the year 2001. As a result of this adjustment, River Hill's carrying value is recorded at approximately $11.6 million at December 31, 1997.

     The increase in interest income since 1995 is due primarily to an increase in the average amounts invested in short-term financial instruments.

     During July 1997, the Partnership entered into a joint venture agreement with an unaffiliated third party to form A&D Title, L.P. The joint venture was formed to act as an agent in connection with the issuance of title insurance, primarily related to closings in the Partnership's Weston Community. The Partnership obtained a 50% ownership interest in the joint venture, and is accounting for its investment in accordance with the equity method of accounting. Recognition of the Partnership's share of this joint venture's profits are the primary cause for the increase in Equity in earnings (losses) of unconsolidated ventures on the accompanying consolidated statements of operations for 1997 as compared to 1996. In addition, during August 1997, the remaining property owned by the Tampa 301 Associates Joint Venture and substantially all of the remaining property owned by the Ocala 202 Joint Venture were sold. The net profit generated by the sales of these properties resulted in approximately $91,000 of earnings for the Partnership, which also contributed to the increase in Equity in earnings (losses) of unconsolidated ventures on the accompanying consolidated statements of operations for the year ended 1997 as compared to 1996. The decrease in Equity in earnings of unconsolidated ventures for 1996 as compared to 1995 resulted from the Partnership recording its share of income generated from a land sale by the commercial joint venture located in Ocala, Florida during the first quarter of 1995. No land sales were generated by the unconsolidated joint ventures in which the Partnership holds interests during 1996.

     The increase in interest and real estate tax expense for 1997 as compared to 1996 is due to a decrease in the amount of interest eligible for capitalization. The decrease in interest and real estate tax expense for 1996 as compared to 1995 is due to a reduction in real estate taxes incurred in 1996.

     The Partnership adopted the Financial Accounting Standards Board Issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective January 1, 1995. As a result, an impairment loss of $2.2 million was recorded to the carrying value of its Cullasaja Community located near Highlands, North Carolina in 1995. This loss was recorded based upon an analysis of estimated discounted cash flows used to determine the Community's fair value. The fair value analysis estimates sell out of the remaining houses, homesites and equity memberships in the Community by the year 2000. This loss is reflected as the Cumulative effect due to change in accounting for long-lived assets on the accompanying consolidated statements of operations for the year ended December 31, 1995. As a result of this adjustment, Cullasaja's carrying value is recorded at approximately $4.1 million and $5.4 million at December 31, 1997 and December 31, 1996, respectively.

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



ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                                 INDEX


Report of Independent Certified Public Accountants

Consolidated Balance Sheets, December 31, 1997 and 1996

Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995

Consolidated Statements of Changes in Partners' Capital Accounts for the years ended December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements


SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or immaterial, or the information is presented in the consolidated financial statements or related notes.

                     REPORT OF ERNST & YOUNG LLP,
               INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Partners
ARVIDA/JMB PARTNERS, L.P.

     We have audited the accompanying consolidated balance sheets of Arvida/JMB Partners, L.P. and Consolidated Ventures as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' capital accounts, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arvida/JMB Partners, L.P. and Consolidated Ventures at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.











Miami, Florida
February 20, 1998

                                         ARVIDA/JMB PARTNERS, L.P.
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                        CONSOLIDATED BALANCE SHEETS

                                        DECEMBER 31, 1997 AND 1996

                                                  ASSETS
                                                  ------
                                                                           1997              1996
                                                                       ------------      -----------
Cash and cash equivalents (note 3). . . . . . . . . . . . . . . . .    $ 79,411,195       53,635,737
Restricted cash (note 3). . . . . . . . . . . . . . . . . . . . . .      12,444,016       11,833,522
Trade and other accounts receivable (net of allowance
  for doubtful accounts of $692,940 and $261,326
  at December 31, 1997 and 1996, respectively). . . . . . . . . . .      14,062,505        3,582,995
Mortgages receivable (net of valuation allowances of
  $1,086,839 and $951,839 at December 31, 1997 and 1996,
  respectively) (note 4). . . . . . . . . . . . . . . . . . . . . .         384,445        1,269,460
Real estate inventories (notes 5 and 8) . . . . . . . . . . . . . .     163,423,873      174,638,454
Property and equipment, net (notes 6 and 8) . . . . . . . . . . . .      35,279,528       79,373,444
Property and equipment held for disposition or sale . . . . . . . .       6,484,713            --
Investments in and advances to joint ventures, net (note 7) . . . .       2,151,694        2,739,842
Equity memberships (note 9) . . . . . . . . . . . . . . . . . . . .       4,180,733        5,457,880
Amounts due from affiliates, net (note 10). . . . . . . . . . . . .         665,134        1,003,732
Prepaid expenses and other assets . . . . . . . . . . . . . . . . .       8,135,020        7,105,077
                                                                       ------------      -----------
          Total assets. . . . . . . . . . . . . . . . . . . . . . .    $326,622,856      340,640,143
                                                                       ============      ===========





                                         ARVIDA/JMB PARTNERS, L.P.
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES
                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                                LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                ------------------------------------------

                                                                           1997              1996
                                                                       ------------      -----------
Liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .    $ 16,260,574       21,532,400
  Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21,930,275       17,287,325
  Accrued expenses and other liabilities. . . . . . . . . . . . . .      13,057,290       15,324,815
  Notes and mortgages payable, net (note 8) . . . . . . . . . . . .      78,136,007       36,843,778
                                                                       ------------      -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . .     129,384,146       90,988,318
                                                                       ------------      -----------
Partners' capital accounts (note 14)
  General Partner and Associate Limited Partners:
     Capital contributions. . . . . . . . . . . . . . . . . . . . .          20,000           20,000
     Cumulative net income. . . . . . . . . . . . . . . . . . . . .      39,766,027       35,750,061
     Cumulative cash distributions. . . . . . . . . . . . . . . . .     (38,508,251)     (34,492,285)
                                                                       ------------      -----------
                                                                          1,277,776        1,277,776
                                                                       ------------      -----------
  Holders of Interests (404,000 Interests):
    Initial Holder of Interests:
     Capital contributions, net of offering costs . . . . . . . . .     364,841,815      364,841,815
     Cumulative net income. . . . . . . . . . . . . . . . . . . . .      78,613,984       36,071,642
     Cumulative cash distributions. . . . . . . . . . . . . . . . .    (247,494,865)    (152,539,408)
                                                                       ------------      -----------
                                                                        195,960,934      248,374,049
                                                                       ------------      -----------
          Total partners' capital accounts  . . . . . . . . . . . .     197,238,710      249,651,825
                                                                       ------------      -----------
          Total liabilities and partners' capital . . . . . . . . .    $326,622,856      340,640,143
                                                                       ============      ===========








          The accompanying notes are an integral part of these consolidated financial statements.

                                         ARVIDA/JMB PARTNERS, L.P.
                                          (A LIMITED PARTNERSHIP)

                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                           FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                          1997             1996            1995
                                                      ------------     ------------    ------------
Revenues:
  Housing . . . . . . . . . . . . . . . . . . . . .   $202,735,713      236,236,822     245,700,339
  Homesites . . . . . . . . . . . . . . . . . . . .     25,952,527       23,652,202      41,429,110
  Land and property . . . . . . . . . . . . . . . .     70,824,676       25,979,069      37,065,413
  Operating properties. . . . . . . . . . . . . . .     30,219,498       29,985,372      28,205,307
  Brokerage and other operations. . . . . . . . . .     26,171,642       26,959,804      29,867,313
                                                      ------------     ------------    ------------

          Total revenues. . . . . . . . . . . . . .    355,904,056      342,813,269     382,267,482
                                                      ------------     ------------    ------------

Cost of revenues:
  Housing . . . . . . . . . . . . . . . . . . . . .    170,961,122      202,965,915     205,949,253
  Homesites . . . . . . . . . . . . . . . . . . . .     16,578,471       15,486,069      27,815,676
  Land and property . . . . . . . . . . . . . . . .     44,074,899       18,554,274      17,141,616
  Operating properties. . . . . . . . . . . . . . .     26,392,730       28,560,746      27,892,903
  Brokerage and other operations. . . . . . . . . .     23,815,043       25,389,876      26,986,730
                                                      ------------     ------------    ------------

          Total cost of revenues. . . . . . . . . .    281,822,265      290,956,880     305,786,178
                                                      ------------     ------------    ------------





                                         ARVIDA/JMB PARTNERS, L.P.
                                          (A LIMITED PARTNERSHIP)

                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

                                                          1997             1996            1995
                                                      ------------     ------------    ------------

Gross operating profit. . . . . . . . . . . . . . .     74,081,791       51,856,389      76,481,304

Selling, general and administrative expenses. . . .    (22,435,609)     (22,554,641)    (22,755,471)
Writedown of the carrying value of real estate
  inventories and other assets
  (notes 1, 5 and 7). . . . . . . . . . . . . . . .          --               --          8,544,668
Inventory impairment. . . . . . . . . . . . . . . .      4,500,000            --              --
                                                      ------------     ------------    ------------

          Net operating income. . . . . . . . . . .     47,146,182       29,301,748      45,181,165

Interest income . . . . . . . . . . . . . . . . . .      2,186,358        1,567,646       1,201,172
Equity in earnings (losses) of unconsolidated
  ventures (notes 1 and 7). . . . . . . . . . . . .        211,217         (177,864)      1,050,994
Interest and real estate taxes, net (note 1). . . .     (2,985,449)      (2,680,106)     (3,396,645)
                                                      ------------     ------------    ------------

          Income before cumulative effect
            due to change in accounting for
            long-lived assets . . . . . . . . . . .     46,558,308       28,011,424      44,036,686

          Cumulative effect due to change
            in accounting for long-lived
            assets (note 16). . . . . . . . . . . .          --               --         (2,200,000)
                                                      ------------     ------------    ------------
          Net income. . . . . . . . . . . . . . . .   $ 46,558,308       28,011,424      41,836,686
                                                      ============     ============    ============
          Net income per Interest . . . . . . . . .   $     105.30            67.47          101.91
                                                      ============     ============    ============
          Cash distribution per Interest. . . . . .   $     235.04            25.85           13.49
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

                                           ARVIDA/JMB PARTNERS, L.P.
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURES

                       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS
                             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

        GENERAL PARTNER AND ASSOCIATE LIMITED PARTNERS         HOLDERS OF INTERESTS (404,000 INTERESTS)
     ----------------------------------------------------------------------------------------------------------
                                                                             NET
         CONTRIBU-      NET                                                INCOME
          TIONS       INCOME   DISTRIBUTIONS    TOTAL     CONTRIBUTIONS    (LOSS)   DISTRIBUTIONS     TOTAL
         ---------   --------- ------------- -----------  -------------  -------------------------------------
Balance
 Decem-
 ber 31,
 1994 . . .$20,000 34,328,454   (33,609,346)    739,108    364,841,815  (32,354,861)(136,646,308) 195,840,646
1995 act-
 ivity
 (note 14).   --      666,269      (302,689)    363,580          --      41,170,417   (5,448,464)  35,721,953
           ------- ----------   ----------- -----------    -----------  ----------- ------------  -----------
Balance
 Decem-
 ber 31,
 1995 . . . 20,000 34,994,723   (33,912,035)  1,102,688    364,841,815    8,815,556 (142,094,772) 231,562,599

1996 act-
 ivity
 (note 14).   --      755,338      (580,250)    175,088          --      27,256,086  (10,444,636)  16,811,450
           ------- ----------   ----------- -----------    -----------  ----------- ------------  -----------
Balance
 Decem-
 ber 31,
 1996 . . . 20,000 35,750,061   (34,492,285)  1,277,776    364,841,815   36,071,642 (152,539,408) 248,374,049

1997 act-
 ivity
 (note 14).   --    4,015,966    (4,015,966)      --             --      42,542,342  (94,955,457) (52,413,115)
           ------- ----------   ----------- -----------    -----------  ----------- ------------  -----------
Balance
 Decem-
 ber 31,
 1997 . . .$20,000 39,766,027   (38,508,251)  1,277,776    364,841,815   78,613,984 (247,494,865) 195,960,934
           ======= ==========   =========== ===========    ===========  =========== ============  ===========

            The accompanying notes are an integral part of these consolidated financial statements.

                                         ARVIDA/JMB PARTNERS, L.P.
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                           FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                          1997             1996            1995
                                                      ------------     ------------    ------------
Net income. . . . . . . . . . . . . . . . . . . . .    $46,558,308       28,011,424      41,836,686
Charges (credits) to net income not
 requiring (providing) cash:
  Depreciation and amortization . . . . . . . . . .      4,003,923        5,896,551       5,661,479
  Equity in (earnings) losses of
    unconsolidated ventures . . . . . . . . . . . .       (211,217)         177,864      (1,050,994)
  Provision for doubtful accounts . . . . . . . . .        201,869           77,203           6,511
  Loss (gain) on sale of property and equipment . .    (25,536,155)         487,237      (3,530,599)
  Writeoff of abandoned property and equipment. . .          --             147,600            --
  Writedowns of the carrying value of real estate
    inventories and other assets
    (notes 1, 5 and 7). . . . . . . . . . . . . . .          --               --          8,544,668
  Inventory impairment (note 16). . . . . . . . . .      4,500,000            --              --
  Cumulative effect due to change in
    accounting for long-lived assets
    (note 16) . . . . . . . . . . . . . . . . . . .          --               --          2,200,000
Changes in:
  Restricted cash . . . . . . . . . . . . . . . . .       (610,494)       2,018,873         380,145
  Trade and other accounts receivable . . . . . . .    (10,681,378)      24,396,064      (9,852,816)
  Real estate inventories:
    Additions to real estate inventories. . . . . .   (203,502,849)    (187,982,662)   (214,451,976)
    Cost of revenues. . . . . . . . . . . . . . . .    216,801,511      221,449,211     234,422,302
    Capitalized interest. . . . . . . . . . . . . .     (4,416,322)      (4,672,972)     (8,336,902)
    Capitalized real estate taxes . . . . . . . . .     (2,167,759)      (3,144,609)     (3,448,313)
  Equity memberships. . . . . . . . . . . . . . . .      1,277,147        1,909,386       2,003,598
  Amounts due from affiliates . . . . . . . . . . .        338,598          127,965        (607,141)
  Prepaid expenses and other assets . . . . . . . .     (1,698,687)       1,523,541         312,157
  Accounts payable, accrued expenses and
    other liabilities . . . . . . . . . . . . . . .     (7,158,716)       1,144,176      (2,028,810)
  Deposits. . . . . . . . . . . . . . . . . . . . .      4,642,950       (6,538,174)     (3,257,267)
                                                      ------------     ------------    ------------
          Net cash provided by operations . . . . .     22,340,729       85,028,678      48,802,728
                                                      ------------     ------------    ------------





                                         ARVIDA/JMB PARTNERS, L.P.
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                          1997             1996            1995
                                                      ------------     ------------    ------------
Investing activities:
  Mortgages receivable, net . . . . . . . . . . . .        885,015          725,123        (900,360)
  Acquisitions of property and equipment. . . . . .     (3,127,344)     (13,748,825)    (11,312,321)
  Proceeds from sales and disposals of
    property and equipment. . . . . . . . . . . . .     62,937,522           24,899       7,027,220
  Joint venture distributions (contributions),
    net . . . . . . . . . . . . . . . . . . . . . .        418,730          (79,776)      1,177,194
  Payments from (advances to) joint ventures. . . .          --           4,167,035         (60,235)
  Proceeds from disposition of
    joint venture interest. . . . . . . . . . . . .          --           6,111,440           --
                                                      ------------     ------------    ------------

          Net cash provided by (used in)
            investing activities. . . . . . . . . .     61,113,923       (2,800,104)     (4,068,502)
                                                      ------------     ------------    ------------
Financing activities:
  Proceeds from notes and long-term borrowings. . .     89,216,128       33,944,724      55,814,878
  Payments of notes and long-term borrowings. . . .    (47,923,899)     (67,710,977)   (100,624,039)
  Proceeds from (payments of) bank overdrafts . . .          --          (3,972,987)      3,972,987
  Distributions to General Partner and
    Associate Limited Partners. . . . . . . . . . .     (4,015,966)        (580,250)       (302,689)
  Distributions to Holders of Interests . . . . . .    (94,955,457)     (10,444,636)     (5,448,464)
                                                      ------------     ------------    ------------
          Net cash used in financing
            activities. . . . . . . . . . . . . . .    (57,679,194)     (48,764,126)    (46,587,327)
                                                      ------------     ------------    ------------
          Increase (decrease) in cash
            and cash equivalents. . . . . . . . . .     25,775,458       33,464,448      (1,853,101)
          Cash and cash equivalents,
            beginning of year . . . . . . . . . . .     53,635,737       20,171,289      22,024,390
                                                      ------------     ------------    ------------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . .   $ 79,411,195       53,635,737      20,171,289
                                                      ============     ============    ============
Supplemental disclosure of cash
 flow information:
  Cash paid for mortgage and other
    interest, net of amounts capitalized. . . . . .   $    892,939          110,275           --
                                                      ============     ============    ============





                                         ARVIDA/JMB PARTNERS, L.P.
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                          1997             1996            1995
                                                      ------------     ------------    ------------

  Non-cash investing and financing
   activities:
    Consolidation of Partnership's interest in
      the Arvida Boose Joint Venture (note 7) . . .   $      --             914,623           --
    Notes payable recorded in conjunction with
      the settlement of certain litigation related
      to the Partnership's retail plaza in Boca
      Raton, Florida. . . . . . . . . . . . . . . .          --             271,667           --
    Distribution of land from unconsolidated
      joint venture (note 7). . . . . . . . . . . .          --              --             717,472
                                                      ------------     ------------    ------------

                                                      $      --           1,186,290         717,472
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

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  OPERATIONS AND BASIS OF ACCOUNTING

     Operations

     The assets of Arvida/JMB Partners, L.P. (the "Partnership") consist principally of interests in land which is in the process of being developed into master-planned residential communities (the "Communities") and, to a lesser extent, commercial and industrial properties; mortgage notes and accounts receivable; construction, brokerage and other support businesses; real estate assets held for investment; certain club and recreational facilities; and a cable television business serving one of its Communities.

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

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Partnership and its consolidated ventures (note 7). All material inter-company balances and transactions have been eliminated in consolidation. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to those investments where the Partnership's ownership interest is 50% or less, with the exception of the Partnership's investment in the Coto de Caza Joint Venture which was accounted for in accordance with the cost method of accounting until March 1996 when the Partnership sold its interest in the joint venture. Reference is made to note 7 for a discussion of the sale of the Partnership's interest in the Coto de Caza Joint Venture.

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

     Capitalized Interest and Real Estate Taxes

     Interest and real estate taxes are capitalized to qualifying assets, principally real estate inventories. Such capitalized interest and real estate taxes are charged to cost of revenues as sales of real estate inventories are recognized. Interest, including the amortization of loan fees, of $4,909,453, $4,672,972 and $8,481,343 was incurred for the years ended December 31, 1997, 1996 and 1995, respectively, of which $4,416,322, $4,672,972 and $8,336,902 was capitalized for the years ended December 31, 1997, 1996 and 1995, respectively. Interest payments, including amounts capitalized, of $5,309,261, $4,783,247 and $7,937,153 were made for the years ended December 31, 1997, 1996 and 1995, respectively.

     Real estate taxes of $4,660,077, $5,824,715 and $6,700,517 were incurred for the years ended December 31, 1997, 1996 and 1995, respectively, of which $2,167,759, $3,144,609 and $3,448,313 were capitalized for the years ended December 31, 1997, 1996 and 1995, respectively. Real estate tax payments of $4,785,651, $5,773,005 and $6,690,152 were made for the years ended December 31, 1997, 1996 and 1995, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and operating properties, as these taxes are included in cost of revenues for operating properties.

     Property and Equipment and Other Assets

     Property and equipment are carried at cost less accumulated depreciation and are depreciated on the straight-line method over the estimated useful lives of the assets, which range from two to forty years. Provisions for value impairment are recorded with respect to such assets whenever the estimated future undiscounted cash flows from operations and projected sales proceeds are less than the net carrying value, as discussed in note 16. Expenditures for maintenance and repairs are charged to expense as incurred. Costs of major renewals and improvements which extend useful lives are capitalized.

     Other assets are amortized on the straight-line method, which approximates the interest method, over the useful lives of the assets which range from one to five years. Amortization of other assets, excluding loan fees, of approximately $382,000, $50,000 and $180,000 was recorded for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in amortization of other assets for 1997 as compared to 1996 and 1995 is due to the Partnership fully amortizing the balance of prepaid commissions paid with respect to its mixed-use center in Boca Raton and its two retail shopping centers in Weston, in conjunction with the 1997 closings of these properties. Amortization of loan fees, which is included in interest expense, of approximately $287,000, $288,000 and $394,000 was recorded for the years ended December 31, 1997, 1996 and 1995, respectively.

     Investments in and Advances to Joint Ventures, Net

     In general, the equity method of accounting has been applied in the accompanying consolidated financial statements with respect to those joint venture investments for which the Partnership does not have majority control and where the Partnership's ownership interest is 50% or less. The cost method of accounting was applied in the accompanying consolidated financial statements with respect to the Coto de Caza Joint Venture until March 1996 when the Partnership sold its interest in the joint venture. Reference is made to note 7 for further discussion of this joint venture.

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



                                                    1997                             1996
                                     ------------------------------   ------------------------------
                                       GAAP BASIS        TAX BASIS       GAAP BASIS       TAX BASIS
                                      ------------      -----------     ------------     -----------

Total assets. . . . . . . . . . .     $326,622,856     490,261,048      340,640,143      596,588,980
 Partners' capital accounts:
    General Partner and
     Associate Limited Partners .        1,277,776         531,570        1,277,776          533,032
    Holders of Interests. . . . .      195,960,934     297,091,456      248,374,049      350,658,940
 Net income:
    General Partner and
     Associate Limited Partners .        4,015,966       4,014,504          755,338          717,363
    Holders of Interests. . . . .       42,542,342      41,387,973       27,256,086       23,496,573
 Net income per Interest. . . . .           105.30          102.45            67.47            58.16
                                       ===========     ============    =============  =============


     Reference is made to note 14 for further discussion of the allocation of profits and losses to the General Partner, Associate Limited Partners and Holders of Interests.

     The net income per Interest is based upon the average number of Interests outstanding during each period.

     Impact of Year 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define a year. Consequently, any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Partnership has completed an internal assessment and determined it will need to upgrade portions of its software so its computer system will function properly respect to dates in the year 2000 and thereafter. This upgrade was initiated in October 1997, and is expected to be completed in June 1998, with no material impact to the Partnership's operating results. The Partnership believes once the upgrade is completed, the Year 2000 issue will not pose any significant operational problems for its computer systems.

     Reclassifications

     Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 presentation.

     Income Taxes

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable state law to remit directly to the state tax authorities amounts representing withholding on applicable taxable income allocated to the General Partner, Associate Limited Partners and Holders of Interests. In such regard, during the first quarter of 1998, the Partnership remitted each Holder of Interests' share of the 1997 North Carolina non-resident withholding tax to the state tax authorities on behalf of each of the Holder of Interests. Such payments, of approximately $.06 per Interest, are deemed distributions to the Holders Of Interests for 1997. In addition, the cash distributions per Interest made during the years ended December 31, 1997 and 1996 include $.04 and $.06, respectively, which represent each Holder of Interests' share of a North Carolina non-resident withholding tax which was paid directly to the state tax authorities on behalf of the Holders of Interests for the 1996 and 1995 tax years, respectively.


(2)  INVESTMENT PROPERTIES

     The Partnership's assets consist principally of interests in land which is in the process of being developed into master-planned residential communities and, to a lesser extent, commercial properties; mortgage notes and accounts receivable; construction, brokerage and other support activities; real estate assets held for investment; club and recreational facilities; and a cable television business serving its Weston Community.

     The Partnership's Communities are in various stages of development, with estimated remaining build-outs ranging from one to eight years. Notwithstanding the estimated duration of the remaining build-outs, the Partnership currently expects to complete its orderly liquidation by October 2002. The Weston Community, located in Broward County, Florida is the Partnership's largest Community and is in its mid stage of development.

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

(3)  CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     Cash and cash equivalents may consist of U.S. Government obligations with original maturities of three months or less, money market demand accounts and repurchase agreements, the cost of which approximated market value. At December 31, 1997 and 1996, no funds were invested in treasury bills. Included in Restricted cash are amounts restricted under various escrow agreements. Credit risk associated with cash, cash equivalents and restricted cash is considered low due to the high quality of the financial institutions in which these assets are held.

(4)  MORTGAGES RECEIVABLE

     Mortgages receivable generally range in maturity from one to three years, certain of which are collateralized by liens on the property sold and bear interest with stated rates up to 10.0% per annum. All mortgages receivable with below market rates are discounted at the market rate prevailing at the date of issue or purchase. The resulting effective interest rates on mortgages receivable range from approximately 7.0% to 10.0% per annum.


(5)  REAL ESTATE INVENTORIES

     Real estate inventories at December 31, 1997 and 1996 are summarized as follows:

                                          1997             1996
                                      ------------     -----------
Land held for future development
  or sale . . . . . . . . . . . .     $  4,439,164       7,777,701
Community development inventory:
  Work in progress and
    land improvements . . . . . .      134,375,807     135,441,247
  Completed inventory . . . . . .       24,608,902      31,419,506
                                      ------------     -----------
     Real estate inventories. . .     $163,423,873     174,638,454
                                      ============     ===========

     Reference is made to note 16 for a discussion regarding the impairment of long-lived assets.


(6)  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1997 and 1996 are summarized as follows:
                                             1997          1996
                                         -----------    ----------

  Land. . . . . . . . . . . . . . . .    $ 1,422,465     8,437,581
  Land improvements . . . . . . . . .     22,953,706    30,398,047
  Buildings . . . . . . . . . . . . .     22,669,373    56,800,858
  Equipment and furniture . . . . . .     12,419,754    23,292,495
  Construction in progress. . . . . .        416,535       539,275
                                         -----------  ------------

       Total. . . . . . . . . . . . .     59,881,833   119,468,256
       Accumulated depreciation . . .    (24,602,305)  (40,094,812)
                                         -----------  ------------
       Property and equipment, net. .    $35,279,528    79,373,444
                                         ===========  ============

    Depreciation expense of approximately $3,335,000, $5,558,000 and $5,088,000 was incurred for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in depreciation expense for 1997 as compared to 1996 and 1995 is due to the elimination of depreciation expense for certain assets which have been classified as held for disposition in accordance with FASB Statement 121, as further discussed in note 16.

     The decrease in Property and equipment at December 31, 1997 as compared to December 31, 1996 is due to the closings on the sales of several of the Partnership's operating properties in the fourth quarter of 1997. These closings include the Partnership's mixed-use center in Boca Raton, Florida (consisting of retail shops, an office building, and hotel) during October 1997, the Cabana Club located within its Sawgrass Community during November 1997, and the Partnership's two retail shopping centers in Weston during December 1997.

     Reference is made to note 16 for a discussion regarding the impairment of long-lived assets.


(7)  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES, NET

     The Partnership has numerous investments in real estate joint ventures with ownership interests ranging from approximately 33% to 50%. The Partnership's joint venture interests accounted for under the equity method are as follows:

                                                      LOCATION OF
NAME OF VENTURE                % OF OWNERSHIP         PROPERTY
---------------                --------------         ------------

Arvida Boose
  Joint Venture (a)                  50               Florida

A&D Title, L.P.                      50               Florida

H.A.E. Joint Venture               33-1/3             Florida

Arvida Corporate
  Park Associates                    50               Florida

Arvida Pompano Associates
  Joint Venture                      50               Florida

Mizner Court Associates
  Joint Venture                      50               Florida

Mizner Tower Associates
  Joint Venture                      50               Florida

Ocala 202 Joint Venture              50               Florida

Tampa 301 Associates
  Joint Venture                      50               Florida

Windmill Lake Estates
  Associates
  Joint Venture                      50               Florida

Arvida/RBG I Joint Venture           40               Florida

Arvida/RBG II Joint Venture          40               Florida

     (a) On December 31, 1996, the Partnership purchased its joint venture partner's 50% interest in the Arvida Boose Joint Venture for a purchase price of approximately $1.8 million, and formed a new joint venture in the name of Metrodrama Joint Venture. As a result of this transaction, the Partnership changed from the equity method of accounting to the consolidated method of accounting for the joint venture effective
December 31, 1996. During October 1997, Metrodrama Joint Venture entered into a contract for the sale of approximately 29 acres of undeveloped commercial property to an unaffiliated third party. The closing is subject to the satisfaction of various conditions, and there can be no assurance the closing will occur. The sale, if consummated, is expected to generate a profit for financial reporting and Federal income tax purposes in 1998.


     The following is combined summary information of joint ventures accounted for under the equity method.


                                                  ASSETS
                                                  ------

                                                                            DECEMBER 31,    DECEMBER 31,
                                                                                1997            1996
                                                                            ------------    ------------
Real estate inventories . . . . . . . . . . . . . . . . . . . . . . . .     $ 6,411,653        8,570,695
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,377,297          866,667
                                                                            -----------      -----------

          Total assets. . . . . . . . . . . . . . . . . . . . . . . . .     $ 8,788,950        9,437,362
                                                                            ===========      ===========


                                     LIABILITIES AND PARTNERS' CAPITAL
                                     ---------------------------------

Accounts payable, deposits and other liabilities. . . . . . . . . . . .     $   296,511          555,568
Notes and mortgages payable . . . . . . . . . . . . . . . . . . . . . .       3,652,837        3,969,139
                                                                            -----------      -----------

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .       3,949,348        4,524,707

Venture partners' capital . . . . . . . . . . . . . . . . . . . . . . .       2,294,636        2,104,308
Partnership's capital . . . . . . . . . . . . . . . . . . . . . . . . .       2,544,967        2,808,347
                                                                            -----------      -----------

          Total liabilities and partners' capital . . . . . . . . . . .     $ 8,788,950        9,437,362
                                                                            ===========      ===========






                                      COMBINED RESULTS OF OPERATIONS
                                      ------------------------------


                                                           DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                                               1997            1996             1995
                                                           ------------    ------------    -------------
Revenues. . . . . . . . . . . . . . . . . . . . . . .      $ 3,939,124            9,485        3,079,514
                                                           ===========     ============     ============
Net income (loss) . . . . . . . . . . . . . . . . . .      $   493,870        (414,137)        1,763,264
                                                           ===========     ============     ============
Partnership's proportionate share of
  net income (loss) . . . . . . . . . . . . . . . . .      $   269,048         (197,121)         908,994
                                                           ===========     ============     ============
Partnership's equity in earnings (losses)
  of unconsolidated ventures. . . . . . . . . . . . .      $   211,217         (177,864)       1,050,994
                                                           ===========     ============     ============

     The following is a reconciliation of the Partnership's Capital accounts within the joint ventures to its investments in and advances to joint ventures as reflected on the accompanying consolidated balance sheets:

                                                          DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                              1997             1996             1995
                                                          ------------     ------------     ------------

Partnership's Capital, equity method. . . . . . . . .      $ 2,544,967        2,808,347        4,693,802
Partnership's Capital, cost method. . . . . . . . . .            --               --           5,836,000
Basis difference. . . . . . . . . . . . . . . . . . .         (403,664)         (78,896)        (752,135)
                                                           -----------     ------------     ------------

Investments in joint ventures . . . . . . . . . . . .        2,141,303        2,729,451        9,777,667
Advances to joint ventures, net . . . . . . . . . . .           10,391           10,391        4,177,426
                                                           -----------     ------------     ------------
     Investments in and advances to
       joint ventures, net. . . . . . . . . . . . . .      $ 2,151,694        2,739,842       13,955,093
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

     During July 1997, the Partnership entered into a joint venture agreement with an unaffiliated third party to form A&D Title, L.P. The joint venture was formed to act as an agent in connection with the issuance of title insurance, primarily related to closings in the Partnership's Weston community. The Partnership obtained a 50% ownership interest in the joint venture, and is accounting for its investment in accordance with the equity method of accounting. Recognition of the Partnership's share of this joint venture's profits are the primary cause for the increase in Equity in earnings (losses) of unconsolidated ventures on the accompanying consolidated statements of operations for 1997 as compared to 1996.

     During August 1997, the remaining properties owned by the Tampa 301 Associates Joint Venture and substantially all of the remaining property owned by the Ocala 202 Joint Venture were sold. The net profit generated by the sales of these properties resulted in approximately $91,000 of earnings for the Partnership, which also contributed to the increase in Equity in earnings (losses) of unconsolidated ventures on the accompanying consolidated statements of operations for 1997 as compared to 1996.

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

     The Partnership incurs certain general and administrative expenses which are paid by the Partnership on behalf of the joint ventures in which it holds interests. The Partnership receives reimbursements from the joint ventures for such costs. For the years ended December 31, 1997, 1996 and 1995, the Partnership was entitled to receive approximately $0, $1,800 and $251,900, respectively, from certain of the joint ventures in which it holds interests, all of which was received as of December 31, 1997.


(8)  NOTES AND MORTGAGES PAYABLE

     Notes and mortgages payable at December 31, 1997 and 1996 are summarized as follows:

                                              1997          1996
                                          -----------   -----------
Term loan credit facility of
 $85,252,250 bearing interest
 at approximately 8.2% per annum
 at December 31, 1996
 (Retired in January 1997) (B). . . .     $     --        5,234,008

Income property term loan of
 $18,233,326 bearing interest
 at approximately 8.0% per annum
 at December 31, 1996 (Retired in
 July 1997) (B) . . . . . . . . . . .           --       11,566,746

Term loan credit facility of
 $75,000,000 bearing interest
 at approximately 8.00% at
 December 31, 1997 (A). . . . . . . .      68,750,000         --

Revolving line of credit of
 $20,000,000 bearing interest
 at approximately 8.00% at
 December 31, 1997 (A). . . . . . . .           --            --

Revolving line of credit of
 $20,000,000 (Retired in July 1997) (B)         --            --

Other notes and mortgages
  payable (C) . . . . . . . . . . . .       9,386,007    20,043,024
                                          -----------   -----------

          Total . . . . . . . . . . .     $78,136,007    36,843,778
                                          ===========   ===========

     (A) On July 31, 1997, the Partnership obtained a new credit facility from certain banks. The new credit facility consists of a $75 million term loan, a $20 million revolving line of credit and a $5 million letter of credit facility. The new term loan has a term of four years with annual scheduled principal repayments of $12.5 million, as well as additional annual principal repayments based upon a specified percentage or amount of the Partnership's available cash. The maximum required principal repayments, including the scheduled repayments, generally will not exceed $18.75 million per annum. The remaining outstanding balance on the new facility is due upon maturity. Interest on the facility is based, at the Partnership's option, on the relevant LIBOR plus 2.25% per annum or one of the lender's prime rate (8.5% at December 31, 1997). The Partnership obtained interest rate swaps for two thirds of the outstanding balance of the term loan. Loan fees totaling 1% of the total facility were paid by the Partnership upon the closing of the loan. Such fees have been capitalized and are being amortized over the life of the loan. The payment of these fees is the primary cause for the increase in Prepaid expenses and other assets on the accompanying consolidated balance sheets at December 31, 1997 as compared to December 31, 1996. The term loan, revolving line of credit and letter of credit facility are secured by recorded mortgages on real property of the Partnership (including certain of its consolidated ventures) and pledges of certain other assets. All of the loans under this new facility are cross-collateralized and cross-defaulted. The proceeds from the new financing were used to make a distribution during August 1997 in the amount of approximately $73.4 million, including a distribution of $175 per Interest to the Holders of Interests, and to pay off the remaining balances outstanding under the Partnership's previous credit facility, as discussed below. At December 31, 1997, the balances outstanding on the term loan, the revolving line of credit and the letter of credit facility were approximately $68,750,000, $0 and $1,018,200, respectively. For the year ended December 31, 1997, the combined effective interest rate for the Partnership's credit facilities, including the amortization of loan origination fees, was approximately 9.80% per annum.

     Due to the replacement of the Partnership's previous letter of credit facility by the new credit facility, which is discussed above, the Partnership was required to post approximately $4.2 million in cash as collateral with its previous lender for the letters of credit which continue to be obligations of that lender. Such letters of credit are expected to be replaced by either letters of credit issued under the new credit facility or by bonds. Once the letters of credit are replaced, the cash collateral will be released to the Partnership. As of December 31, 1997, approximately $1.3 million of such cash collateral had been released to the Partnership due to the replacement of the letters of credit issued by the previous lender, leaving a balance outstanding under this previous letter of credit facility of approximately $2.9 million.

     (B) At December 31, 1996, the Partnership's credit facility consisted of a term loan in the original amount of $85,252,520, a revolving line of credit facility up to $20 million, an income property term loan in the original amount of $18,233,326 and a $15 million letter of credit facility.

The term loan, revolving line of credit and letter of credit facility were secured by recorded mortgages on all otherwise unencumbered real property assets of the Partnership, as well as an assignment of all mortgages receivable, equity memberships, certain joint venture interests or joint venture proceeds and cash balances (with the exception of deposits held in escrow). The income property term loan was secured by the recorded first mortgage on a mixed-use center in Boca Raton, Florida. Another office building known as Mizner Place, also located in Boca Raton, which served as additional collateral for the income property loan, was sold in May 1995. All of the notes under the facility were cross-collateralized and cross-defaulted. At December 31, 1996, the term loan, the revolving line of credit and the income property term loan bore interest based, at the Partnership's option, on one of the lenders' prime rate plus 1.25% per annum or the relevant London Inter-Bank Offering Rate (LIBOR) plus 2.50% per annum.

     Under the previous term loan agreement, the Partnership made scheduled principal payments of $10 million in March 1994, February 1995 and February 1996 and $5 million principal payments in July 1995 and July 1996. The term loan agreement also provided for additional principal repayments based upon a specified percentage of available cash flow and upon the sale of certain assets. During the year ended December 31, 1996, the Partnership made such additional term loan payments totaling approximately $12.3 million. During January 1997, the Partnership paid off the remaining principal balance of $5,234,008 outstanding under the term loan. Under the income property term loan, principal payments of $0.1 million were required to be paid monthly until maturity. The terms of the Partnership's credit facility required that upon satisfaction of the principal due under the term loan, the additional term loan principal repayments described above would be applied to the principal outstanding under the income property term loan. Accordingly, the Partnership made such additional income property term loan repayments totaling approximately $1.3 million during 1997. The Partnership utilized a portion of the proceeds from its new credit facility, which is discussed in detail above, as well as operating cash on hand to pay off the remaining principal balance outstanding under the income property term loan of $9,522,126 in July 1997.

     (C) Other notes and mortgages payable are collateralized by certain real estate inventories, property and equipment and certain investments with a net book value of approximately $13,348,700 million at December 31, 1997. These notes and mortgage notes have a weighted average annual effective interest rate of approximately 9.5% and 8.2% at December 31, 1997 and 1996, respectively, and mature in varying amounts through 2017.

     During April 1996, the Partnership refinanced the loan on one of its retail properties located in its Weston Community with a different lender. The outstanding principal balance on such loan was repaid during December 1997 from the proceeds of the sale of such property.

     In addition, $3.1 million of subordinated debt attributable to the Cullasaja Joint Venture is included in Notes and mortgages payable at December 31, 1997.

     During 1997, the Partnership borrowed against its revolving construction line of credit to fund the construction of one of the two remaining buildings within Arvida's Grand Bay. This line of credit had a borrowing capacity up to $24 million, and was originally scheduled to mature in January 1997; however, it was subsequently renewed with a revised borrowing capacity of $21 million, and its term extended to August 1999. The line of credit bears interest at the lender's prime rate (8.50% at December 31, 1997) plus 1/2% per annum. At December 31, 1997, there was approximately $4.6 million outstanding under this line of credit. The Partnership currently anticipates that it will borrow additional funds under this line of credit during 1998 for the remaining building to be constructed within Arvida's Grand Bay.

     During January 1996, the Partnership executed a note for a $7.5 million construction loan for the construction and development of a second retail shopping center located in its Weston Community. The Partnership sold this shopping center during December 1997, at which time the Partnership repaid the remaining outstanding principal balance on this loan.

     Following is a schedule of the maturities of notes and mortgages payable at December 31, 1997.

         1998 . . . . . . . . . . . . . . . .   $ 14,201,292
         1999 . . . . . . . . . . . . . . . .     23,370,524
         2000 . . . . . . . . . . . . . . . .     18,750,000
         2001 . . . . . . . . . . . . . . . .     18,750,000
         2002 . . . . . . . . . . . . . . . .         --
         Thereafter . . . . . . . . . . . . .      3,064,191
                                                 -----------
             Total notes and
               mortgages payable. . . . . . .    $78,136,007
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


(10)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to affiliates of the General Partner as of December 31, 1997 and for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                         UNPAID AT
                                                        DECEMBER 31,
                           1997        1996      1995      1997
                         --------    --------  -------- ------------
Property management
 fees (note 15) . . . . .$ 68,600      68,053    62,913       --
Insurance commissions . . 235,456     260,793   272,316       --
Reimbursement (at cost)
 for accounting
 services . . . . . . . .  39,003      45,408    73,326       --
Reimbursement (at cost)
 for portfolio manage-
 ment services. . . . . .  32,304      67,038    83,884       --
Reimbursement (at cost)
 for legal services . . . 234,631     319,196    41,470       --
Reimbursement (at cost)
 for other administra-
 tive and out-of-pocket
 expenses . . . . . . . . 155,564      60,247    78,960      --
                         --------    --------  --------    -------
                         $765,558     820,735   612,869       --
                         ========    ========  ========    =======

     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the year ended December 31, 1997, the amount of such costs incurred by the Partnership on behalf of these affiliates totaled approximately $1,956,100. Approximately $394,500 was outstanding at December 31, 1997, of which approximately $232,300 was received as of February 20, 1998. For the years ended December 31, 1996 and 1995, the Partnership was entitled to receive reimbursements of approximately $387,200 and $509,000, respectively.

     The General Partner and the Associate Limited Partners, collectively, received cash distributions in 1997 totaling $4,015,996. In connection with the settlement of certain litigation, the General Partner and the Associate Limited Partners deferred approximately $1,259,000 of their share of the August 1997 distribution which was otherwise distributable to them, and such deferred distribution amount was used by the Partnership to pay a portion of the legal fees and expenses in such litigation. The General Partner and Associate Limited Partners will be entitled to receive such deferred amount after the Holders of Interests have received a specified amount of distributions from the Partnership after July 1, 1996. In addition, under certain circumstances, they will be entitled to approximately $6,476,000 which has been deferred through December 31, 1997 pursuant to the terms of the Partnership Agreement. Such payment is subject to certain restrictions contained in the Partnership Agreement and the Partnership's credit facility.

     Through December 31, 1997, Arvida Company ("Arvida"), pursuant to an agreement with the Partnership, provided development and management supervisory and advisory services and the personnel therefor to the Partnership for all of its projects and operations. Pursuant to such agreement, the Partnership reimburses Arvida for all of its out-of-pocket expenditures (including salary and salary-related costs), subject to certain limitations. The total of such costs for the years ended
December 31, 1997, 1996 and 1995 was approximately $6,189,700, $5,931,300 and $6,233,600, respectively, all of which was paid as of December 31, 1997. In addition, at December 31, 1997, the Partnership was owed approximately $83,800 from Arvida for overpayments of salary and salary-related costs, and for work performed by certain of the Partnership's employees on behalf of Arvida, of which approximately $39,600 was received by the Partnership as of February 20, 1998.

     In November 1997, St. Joe Corporation, an unaffiliated third party, completed its acquisition of a majority interest in St. Joe/Arvida Company, L.P. ("St. Joe/Arvida"), which acquired the major assets of Arvida. In connection with this transaction, Arvida entered into a sub-management agreement with St. Joe/Arvida, effective January 1, 1998, whereby St. Joe/Arvida provides (and is reimbursed for) a substantial portion of the development and management supervisory and advisory services (and personnel with respect thereto) to the Partnership that Arvida would otherwise provide pursuant to its management agreement with the Partnership. Effective January 1, 1998, St. Joe/Arvida employs most of the same personnel previously employed by Arvida, and the services provided to the Partnership pursuant to this sub-management agreement are provided by the same personnel. Affiliates of JMB Realty Corporation own a minority interest in St. Joe/Arvida. The transaction did not involve the sale of any assets of the Partnership, nor the sale of the General Partner's interest in the Partnership.

     Prior to June 1996, the Partnership and Arvida/JMB Partners, L.P.-II (a publicly-held limited partnership affiliated with the General Partner) each employed project-related and administrative personnel who performed services on behalf of both partnerships. In addition, certain out-of-pocket expenditures related to such services and other general and administrative costs were incurred and charged to each partnership as appropriate. The Partnership received reimbursements from or reimbursed Arvida/JMB Partners, L.P.-II for such costs (including salary and salary-related costs). Subsequent to June 1996, Arvida/JMB Partners, L.P. - II no longer employed any project-related or administrative personnel, and incurred no costs on behalf of the Partnership. For the year ended December 31, 1997, the Partnership was entitled to receive approximately $112,900 from Arvida/JMB Partners, L.P.-II. At December 31, 1997, approximately $9,900 was outstanding, all of which was received as of February 20, 1998. For the years ended December 31, 1996 and 1995, the Partnership was entitled to receive from Arvida/JMB Partners, L.P. -II approximately $1,021,800 and $1,338,900, respectively, and the Partnership was obligated to reimburse Arvida/JMB Partners, L.P.-II approximately $245,100 and $537,700, respectively.

     The Partnership pays for certain general and administrative costs on behalf of its clubs, homeowners associations and maintenance associations. The Partnership receives reimbursements from the affiliates for such costs.

For the year ended December 31, 1997, the Partnership was entitled to receive approximately $438,700 from its affiliates. At December 31, 1997, approximately $213,700 was owed to the Partnership, of which approximately $210,500 was received as of February 20, 1998. The reimbursements paid to the Partnership for the years ended December 31, 1996 and 1995 were approximately $459,200 and $350,700, respectively.

     The Partnership, pursuant to certain agreements provides management and other personnel and services to its equity clubs. Pursuant to this agreement, the Partnership is entitled to receive management fees for the services provided to the clubs. For the years ended December 31, 1997, 1996 and 1995, the Partnership was entitled to receive approximately $652,300, $730,700 and $472,200. At December 31, 1997, approximately
$356,600 was owed to the Partnership, none of which was received as of February 20, 1998.

     The Partnership also funds certain capital expenditures and operating deficits of its equity clubs as well as operating deficits of its homeowners associations, as deemed necessary. At December 31, 1997, the Partnership owed approximately $431,501 for such expenditures, none of which was paid as of February 20, 1998.

     The Partnership periodically incurs salary and salary-related costs on behalf of an affiliate of the General Partner of the Partnership. The Partnership was entitled to receive approximately $943,700 for such costs for the year ended December 31, 1997. At December 31, 1997, approximately $37,400 was outstanding, none of which was received as of February 20, 1998.

     Effective October 1, 1995, the General Partner of the Partnership engaged independent third parties to perform certain administrative services for the Partnership which were previously performed by, and partially reimbursed to, affiliates of the General Partners. Use of such third parties is not expected to have a material effect on the operations of the Partnership.


(11)  COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under standby letters of credit and bonds for approximately $1,018,200 and $9,721,800, respectively, at December 31, 1997. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable under bonds for approximately $1,020,000 at December 31, 1997.

     The Partnership leases certain building space for its management offices, sales offices and other facilities, as well as certain equipment. The building and equipment leases expire over the next two to nine years. Minimum future rental commitments under non-cancelable operating leases having a remaining term in excess of one year as of December 31, 1997 are as follows:

              1998. . . . . . . . . . . .     $1,379,413
              1999. . . . . . . . . . . .        825,506
              2000. . . . . . . . . . . .        517,302
              2001. . . . . . . . . . . .        278,582
              2002. . . . . . . . . . . .        174,379
              Thereafter. . . . . . . . .        338,827
                                              ----------
                                              $3,514,009
                                              ==========

     Rental expense of $1,963,491, $1,949,770 and $2,095,932 was incurred for the years ended December 31, 1997, 1996 and 1995, respectively.

     In November 1997, the Partnership entered into a contract to purchase approximately 55 acres of land in Weston. Reference is made to note 17 for further discussion of this purchase.

     On or about September 27, 1996, a lawsuit entitled Vanderbilt Income and Growth Associates, L.L.C. and Raleigh Capital Associates L.P., individually and derivatively on behalf of Arvida/JMB Partners, L.P. v. Arvida/JMB Managers, Inc., Judd D. Malkin, Neil G. Bluhm, Burton E. Glazov, Stuart C. Nathan, A. Lee Sacks, John G. Schreiber, BSS Capital II, L.L.C., Starwood Capital Group I, L.P., Starwood/Florida Funding, L.L.C., Starwood Opportunity Fund, IV, L.P. and Barry Sternlicht, Defendants, and Arvida/JMB Partners, L.P., nominal defendant, was filed in the Court of Chancery of the State of Delaware in and for New Castle County, Civil Action No. 15238 ("Raleigh action"). The Raleigh action was filed as a verified complaint for declaratory and injunctive relief. Plaintiffs claimed that the defendants in entering a financing commitment letter for a proposed $160 million term loan from Starwood/Florida Funding L.L.C. (the "Starwood financing") violated, or aided and abetted, or participated in the violation of, fiduciary duties owed to the Partnership and the Holders of Interests, and put their personal interests ahead of the interests of the Partnership and the Holders of Interests. In the first claim for relief, plaintiffs sought a declaratory judgment that the terms of the Starwood financing be declared null, void and unenforceable. In the second claim for relief, plaintiffs asserted a claim, derivatively on behalf of the Partnership, alleging, among other things, that the financing commitment letter for the Starwood financing was not the product of a valid exercise of business judgment. In addition to the relief described above, plaintiffs sought to preliminarily and permanently enjoin any actions in furtherance of the financing commitment letter, an award of compensatory damages, interest, costs and disbursements, including reasonable attorneys' and experts' fees and such other relief as the Court might deem just and proper. The General Partner and the Partnership filed a motion to dismiss the Raleigh action which motion was granted on November 7, 1996. In granting the motion, the Court held that Raleigh was not a Limited Partner and did not have standing to file the derivative claims. The Court further determined that Raleigh did not have the right to vote. Plaintiffs asked the Court to reconsider its ruling, but the Court denied the request to change its ruling.

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

     By letter dated January 10, 1997, Raleigh requested admission as a Substituted Limited Partner of the Partnership. The Partnership referred the request to a special committee (the "Special Committee") consisting of certain directors of the General Partner. On February 11, 1997, the Special Committee denied the request. Thereafter, the Partnership supplemented its counterclaim, as amended, to seek a court declaration that Raleigh is not entitled to be admitted as a Substituted Limited Partner.
On February 20, 1997, Raleigh filed a reply and counterclaim against the Partnership, the General Partner, and the Special Committee. The reply counterclaim seeks, among other things, a declaration that Raleigh has voting rights in the Partnership and that defendants breached their fiduciary duties by failing to admit Raleigh as a Substituted Limited Partner. The reply counterclaim also sought to enjoin the Partnership, the General Partner, and the Special Committee from refusing to admit Raleigh as a Substituted Limited Partner, an award of damages, interest, fees, and costs.

     On or about February 28, 1997, Gladys Beasley, individually and as a representative of a class of persons similarly situated, filed an intervenor complaint for declaratory relief against the Partnership. In the intervenor complaint, plaintiff sought a declaration that purchasers who obtained Interests in the Partnership in the public offering and subsequent Holders of Interests in the Partnership by assignment from original Holders have the same voting rights in the Partnership, among other things, to remove and replace the General Partner. In addition, plaintiff Gladys Beasley sought an order adjudging and decreeing that the intervenor action be properly maintained as a class, an award of her costs and expenses of the litigation, and such other relief as the Court deemed appropriate.

     The trial of all claims in the Raleigh action was held from April 7, 1997 through April 9, 1997. In a memorandum opinion dated May 23, 1997, the Court concluded that, while neither the partnership agreement nor the assignment agreement of the Partnership expressly states whether subsequent Holders of Interests have voting rights, a reasonable investor could have read the operative agreements as providing that subsequent Holders of Interests, such as Raleigh, have voting rights. The Partnership believes, among other things, that the Court erred in its application of the law to the facts on this issue and is appealing the Court's decision on this aspect of the case. On the issue of whether the Special Committee properly denied Raleigh's request for admission as a Substituted Limited Partner, the Court upheld the denial of Raleigh's request.

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

     One of the Partnership's insurance carriers has been funding settlements of various litigation related to Hurricane Andrew. In some, but not all, instances, the insurance carrier has provided the Partnership with written reservation of rights letters. The aggregate amount of the settlements funded to date by this carrier is approximately $8.0 million. The insurance carrier that funded these settlements pursuant to certain reservations of rights has stated its position that it has done so pursuant to various non-waiver agreements. The carrier's position was that these non-waiver agreements permitted the carrier to fund settlements without preventing the carrier from raising insurance coverage issues or waiving such coverage issues. On May 23, 1995, the insurance carrier rescinded the various non-waiver agreements currently in effect regarding the remainder of the Hurricane Andrew litigation, allegedly without waiving any future coverage defenses, conditions, limitations, or rights. For this and other reasons, the extent to which the insurance carrier may recover any of these proceeds from the Partnership is uncertain. Therefore, the accompanying consolidated financial statements do not reflect any liabilities related to this matter.

     Currently, the Partnership is involved in two subrogation lawsuits.
On April 19, 1993, a subrogation claim entitled Village Homes at Country Walk Master Maintenance Association, Inc. v. Arvida Corporation et al., was filed in the 11th Judicial Circuit for Dade County. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). In this suit, as amended, plaintiffs seek to recover damages and pre- and post-judgment interest in connection with $10,873,000 American Reliance has allegedly paid, plus amounts it may have to pay in the future, to the condominium association at Country Walk in the wake of Hurricane Andrew. Disney is also a defendant in this suit. The Partnership believes that the amount of this claim that allegedly relates to units it built and sold is approximately $3,600,000. Plaintiffs also seek a declaratory judgment seeking to hold the Partnership and other defendants responsible for amounts American Reliance must pay in the future to its insured as additional damages beyond the $10,873,000 previously paid. The Partnership has filed motions directed to the complaint, as amended, and the litigation is in the discovery stage. The Partnership intends to vigorously defend itself. On or about May 10, 1996, a subrogation claim entitled Juarez et al. v. Arvida Corporation et al. was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County. Plaintiffs filed this suit for the use and benefit of American Reliance. In this suit, plaintiffs seek to recover damages, pre-and post-judgment interest, costs and any other relief the Court may deem just and proper in connection with $3,200,000 American Reliance allegedly paid on specified claims at Country Walk in the wake of Hurricane Andrew. Disney is also a defendant in this suit. The Partnership is advised that the amount of this claim that allegedly relates to units it sold is approximately $350,000. The Partnership intends to defend itself vigorously in this matter. The Partnership is also involved in a subrogation action brought by the Insurance Company of North America ("INA") arising out of a claim that INA allegedly paid on a single home in Country Walk. The Partnership has settled this claim for approximately $45,600 with the settlement being funded by the Partnership's insurance carrier. The Metropolitan Property and Casualty Company ("Metropolitan") has advised the Partnership of its intent to file a subrogation action allegedly in connection with an unspecified number of Arvida-built homes. Currently, Metropolitan has advised the Partnership of three claims, totalling approximately $505,000. The Partnership could be named in other subrogation actions, and in such event, the Partnership intends to vigorously defend itself in such actions. Due to the uncertainty of the outcome of these subrogation actions, the accompanying consolidated financial statements do not reflect any liabilities related to these matters.

     In addition, the Partnership has been advised by Merrill Lynch that various investors have sought to compel Merrill Lynch to arbitrate claims brought by certain investors of the Partnership representing approximately 5% of the total of approximately 404,000 Interests outstanding. Merrill Lynch has asked the Partnership and its General Partner to confirm an obligation of the Partnership and its General Partner to indemnify Merrill Lynch in these claims against all loss, liability, claim, damage and expense, including without limitation attorneys' fees and expenses, under the terms of a certain Agency Agreement dated September 15, 1987 ("Agency Agreement") with the Partnership relating to the sale of Interests through Merrill Lynch on behalf of the Partnership. These claimants have sought and are seeking to arbitrate claims involving unspecified damages against Merrill Lynch based on Merrill Lynch's alleged violation of applicable state and/or federal securities laws and alleged violations of the rules of the National Association of Securities Dealers, Inc., together with pendent state law claims. The Partnership believes that Merrill Lynch has resolved some of these claims through litigation and otherwise, and that Merrill Lynch is defending other claims. Merrill Lynch may seek indemnification from the Partnership against liabilities and expenses Merrill Lynch incurs in these claims. The Partnership is unable to determine at this time the ultimate investment of investors who have filed arbitration claims as to which Merrill Lynch might seek indemnification in the future. At this time, and based upon the information presently available about the arbitration statements of claims filed by some of these investors, the Partnership and its General Partner believe that they have meritorious defenses to demands for indemnification made by Merrill Lynch and intend to vigorously pursue such defenses. Although there can be no assurance regarding the outcome of the claims for indemnification, at this time, based on information presently available about such arbitration statements of claims, the Partnership and its General Partner do not believe that the demands for indemnification by Merrill Lynch will have a material adverse effect on the financial condition of the Partnership.

     On or about October 16, 1995, a lawsuit was filed against the Partnership and others in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida, entitled Council of Villages, Inc. et al. v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida/JMB Partners, Ltd., Broken Sound Club, Inc., and Country Club Maintenance Association, Inc. The multi-count complaint, as amended, is brought as a class action, and individually, on behalf of various residents of the Broken Sound Community, and alleges that defendants engaged in various acts of misconduct in, among other things, the establishment, operation, management and marketing of the Broken Sound golf course and recreational facilities, as well as the alleged improper failure to turn over said facilities to the Broken Sound homeowners on a timely basis. Plaintiffs seek, through various theories, including but not limited to breach of ordinance, fiduciary duty, fraud, and civil theft, damages in excess of $45 million, the appointment of a receiver for the Broken Sound Club, other unspecified compensatory damages, the right to seek punitive damages, treble damages, prejudgment interest, attorneys' fees and costs. The Partnership believes that the lawsuit is without merit and intends to vigorously defend itself in this matter.

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

     In April 1997, the Court issued an order certifying as a class action claims respecting the alleged violation of the Boca Raton ordinances. Both plaintiffs and defendants have appealed the certification order.
Plaintiffs in the Savoy action moved for an appointment of a receiver over the club. The Partnership moved to strike the motion and the Court granted the Partnership's motion. The Partnership has filed a third-party complaint for indemnification and contribution against the Walt Disney Company in these consolidated actions in the event the Partnership is held liable for acts taken by a subsidiary of Walt Disney Company prior to the Partnership's involvement in the club and property.

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

     The Partnership owns a 50% joint venture interest in 31 commercial/ industrial acres in Pompano Beach, Florida, which is encumbered by a mortgage loan in the principal amount of approximately $3.4 million at December 31, 1997. During April 1992, as a result of the Partnership's previous determination that the development of the land was no longer economically profitable, the Partnership and its joint venture partner each tendered payment in the amount of approximately $3.1 million to the lender for their respective shares of the guarantee payment required under the loan agreement and certain other holding costs, the majority of which reduced the outstanding mortgage loan to its current balance. The venture also intended at that time to convey title to the property to the lender; however, such conveyance was deferred until resolution of certain general development obligations of the venture as well as certain environmental issues. The joint venture had been negotiating with the lender regarding
the scope of the development work required to be done.   Negotiations with
the lender were unsuccessful, and the lender filed a lawsuit entitled Bankers' Trust Company v. Arvida/JMB Partners, L.P., et al., Case No. 95-2780 in the Broward County Circuit Court in which the lender asserted, among other things, that the mortgage loan is with recourse to the joint venture partners as a result of the partners' failure to perform in accordance with the terms of the loan agreement. On or about July 18, 1997, the parties entered into an agreement for the settlement of the lawsuit which provided for, among other things, the payment of $300,000 by the Partnership, $300,000 on behalf of the joint venture partner, the payment of back taxes on the property by the joint venture in the amount of $302,398, a commitment by the joint venture to remediate the property on or before June 30, 2000 in accordance with the settlement agreement, issuance of a new non-recourse note, a mortgage modification and dismissal of the lawsuit with prejudice and without costs. With respect to the environmental issues, the previous owner remains obligated to undertake the clean up. The clean-up began in July 1994, and the first phase of the remedial action plan was completed in October 1994. Further action plans are now being discussed with state environmental officials. If the previous owner is unable to fulfill all its obligations as they relate to this environmental issue, the joint venture and ultimately the Partnership may be obligated for such costs. Should this occur, the Partnership does not anticipate the cost of this clean-up to be material to its operations.

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

     Prior to July 1991, the District had issued variable rate bonds totaling approximately $96 million which were to mature in various years commencing in May 1991 through May 2011. During 1995, in order to reduce the exposure of variable rate debt, the District pursued new bond issuances. As a result, during March and December 1995, the District issued approximately $99 million and $13.3 million of bonds, respectively, at fixed rates ranging from 4.0% to 8.25% per annum with maturities commencing in May 1995 through May 2011. The proceeds from these bond offerings were used to refund the bonds issued prior to July 1991 described above, as well as to fund the issuance costs incurred in connection with the offerings and deposits to certain reserve accounts for future bond debt service requirements. In July 1997, the District issued another approximate $41.6 million of fixed rate bonds. These bonds bear interest ranging from 4.0% to 5.0% (payable in May and November each year until maturity or prior redemption), with maturities commencing in May 1999 through May 2027 (the "Series 1997 Bonds"). The Series 1997 Bonds were issued for the purpose of paying costs of certain improvements to the District's water management system, as well as to fund certain issuance costs incurred in connection with the offerings, deposit funds into certain reserve accounts, and pay capitalized interest on these bonds. At December 31, 1997, the amount of bonds issued and outstanding totaled approximately $137.1 million. For the twelve months ended December 31, 1997, the Partnership paid special assessments related to the bonds of approximately $1.6 million.

(13)  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 107
      ("SFAS 107") - DISCLOSURES ABOUT FAIR VALUE OF
      FINANCIAL INSTRUMENTS

     SFAS 107 requires the disclosure of the SFAS 107 values of all financial assets and liabilities for which it is practicable to estimate such values. Value is defined in SFAS 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amounts of its financial instruments approximates SFAS 107 values at December 31, 1997 and 1996.

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

     For the years ended December 31, 1997, 1996 and 1995, the Partnership had net income for financial reporting and Federal income tax purposes. In accordance with Section 4.2A of the Partnership Agreement, the amount of net income allocated, collectively, to the General and Associate Limited Partners for financial reporting and tax purposes for the year ended December 31, 1997 was approximately $4,016,000 and $4,015,000, respectively. In accordance with Section 4.2A of the Partnership Agreement, the amount of net income allocated, collectively, to the General and Associated Limited Partners for financial reporting and tax purposes for the year ended December 31, 1996 was approximately $755,000 and $717,000, respectively. In accordance with Section 4.2A of the Partnership Agreement, the amount of net income allocated, collectively, to the General and Associate Limited Partners for financial reporting and tax purposes for the year ended December 31, 1995 was approximately $666,000 and $673,000, respectively. These allocations are based on cash distributions made during each year to the Associate Limited Partners and an allocation of 1% of profits to the General Partner in accordance with Section 4.2A of the Partnership Agreement.

     In general, and subject to certain limitations, the distribution of Cash Flow (as defined) after the initial admission date is allocated 90% to the Holders of Interests and 10% to the General Partner and the Associate Limited Partners (collectively) until the Holders of Interests have received cumulative distributions of Cash Flow equal to a 10% per annum return (non-compounded) on their Adjusted Capital Investments (as defined) plus the return of their Capital Investments; provided, however, that 4.7369% of the 10% amount otherwise distributable to the General Partner and Associate Limited Partners (collectively) will be deferred, and such amount will be paid to the Holders of Interests, until the Holders of Interests receive Cash Flow distributions equal to their Capital Investments. Any deferred amounts owed to the General Partner and Associate Limited Partners (collectively) will be distributable to them out of Cash Flow to the extent of one-half of Cash Flow otherwise distributable to the Holders of Interests at such time as the Holders of Interests have received total distributions of Cash Flow equal to their Capital Investments. Thereafter, all distributions of Cash Flow will be made 85% to the Holders of Interests and 15% to the General Partner and the Associate Limited Partners (collectively); provided, however, that the General Partner and the Associate Limited Partners (collectively) shall be entitled to receive an additional share of Cash Flow otherwise distributable to the Holders of Interests equal to the lesser of an amount equal to 2% of the cumulative gross selling prices of any interests in real property of the Partnership (subject to certain limitations) or 13% of the aggregate distributions of Cash Flow to all parties pursuant to this sentence.

     Pursuant to the Partnership Agreement, the Partnership may continue in existence until December 31, 2087; however, the General Partner was to elect to pursue one of the following courses of action on or before October 31, 1997: (i) to cause the Interests to be listed on a national exchange or to be reported by the National Association of Securities Dealers Automated Quotation System; (ii) to purchase, or cause JMB Realty Corporation or its affiliates to purchase, all of the Interests at their then appraised fair market value (as determined by an independent nationally recognized investment banking firm or real estate advisory company); or (iii) to commence a liquidation phase in which all of the Partnership's remaining assets will be sold or disposed of by the end of the fifteenth year from the termination of the offering. On October 23, 1997, the Board of Directors of the General Partner met and approved a resolution selecting the option for the Partnership to commence an orderly liquidation of its remaining assets that is to be completed by October 2002.

(15)  MANAGEMENT AGREEMENTS - OTHER THAN VENTURES

     Certain of the Partnership's properties were managed by affiliates of the General Partner or their assignees for fees computed as a percentage of certain receipts of the properties. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. Prior to the October 1997 sale of the Partnership's mixed-use center, as discussed in note 6, the successor to the affiliated property manager's assets acted as the property manager of the office and retail components of the mixed-use center under the same terms that existed prior to the sale and assignment of the management contracts. The successor to the affiliated property manager's assets also acted as the property manager of the Mizner Place office building until such property was sold by the Partnership in May 1995.


(16)  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of, and requires that assets to be disposed of be reported in the balance sheet at the lower of their carrying amount or fair value less cost to sell. The Partnership adopted Statement 121 effective January 1, 1995 and, as a result, recorded an impairment loss of $2.2 million to the carrying value of its Cullasaja Community located near Highlands, North Carolina. This loss was recorded based upon an analysis of estimated discounted cash flows used to determine the Community's fair value at such time, and is reflected as the Cumulative effect due to change in accounting for long-lived assets on the accompanying consolidated statements of operations. This analysis estimated the sell out of the remaining houses, homesites and equity memberships in this Community by the year 2000. As a result of this adjustment, Cullasaja's carrying value is recorded at approximately $4.1 million and $5.4 million at December 31, 1997 and 1996, respectively.

     In December 1997, the Partnership recorded an inventory impairment of $4.5 million to the carrying value of its River Hills Community. This loss was recorded based upon an analysis of estimated discounted cash flows used to determine the fair value of the Community. This analysis estimated the sell-out of the remaining houses, homesites and land and property in this Community by the year 2001. As a result of this adjustment, River Hill's carrying value is recorded at approximately $11.6 million at December 31, 1997.

     The results of operations for the Partnership's cable operation in Weston, which is held for disposition at December 31, 1997, totaled approximately $1.1 million as of December 31, 1997, and are included in operating properties revenues and cost of revenues on the accompanying consolidated statements of operations.


(17)  SUBSEQUENT EVENTS

     On January 30, 1998, the Partnership acquired approximately 55 acres of land zoned for industrial/office/commercial use in Weston from an unaffiliated third party seller for a purchase price of approximately $2.3 million.

     During February 1998, the Partnership made a distribution for 1997 of $30,300,000 to its Holders of Interests ($75 per Interest) and $1,683,314 to the General Partner and Associate Limited Partners, collectively.

     The Partnership was required to make a principal repayment on its term loan in the amount of $12.5 million during July 1998. However, the Partnership made such principal repayment during February 1998.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                               PART III


ITEM 10.  DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The General Partner of the Partnership is Arvida/JMB Managers, Inc., a Delaware corporation, of which all of the outstanding shares of stock are owned by Northbrook Corporation, a Delaware corporation, substantially all of the outstanding stock of which is owned by JMB Realty Corporation, a Delaware corporation ("JMB") and certain of its officers, directors, members of their families and their affiliates. Substantially all of the shares of JMB are owned by its officers, directors, members of their families and their affiliates. Arvida/JMB Managers, Inc. was substituted as general partner of the Partnership as a result of a merger on March 30, 1990 of an affiliated corporation that was the then general partner of the Partnership into Arvida/JMB Managers, Inc., which, as the surviving corporation of such merger, continues as General Partner. All references herein to "General Partner" include Arvida/JMB Managers, Inc. and its predecessor, as appropriate. The General Partner has responsibility for all aspects of the Partnership's operations. Arvida/JMB Associates, an Illinois general partnership, of which certain officers and affiliates of JMB are partners, and Arvida/JMB Limited Partnership, an Illinois limited partnership, of which Arvida/JMB Associates is the general partner, are the Associate Limited Partners of the Partnership. Various relationships of the Partnership to the General Partner and its affiliates are described under the caption "Conflicts of Interest" at pages 21-24 of the Prospectus, which description is hereby incorporated herein by reference to Exhibit
99.1 to this report.

     The directors and the executive and certain other officers of the General Partner of the Partnership are as follows:

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the General Partner to be held on August 11, 1998. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the General Partner to be held on August 11, 1998. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which any director or officer was selected as such.

     The foregoing directors and certain of the officers are also officers and/or directors of various affiliated companies, including JMB, which is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners-IV"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus") and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd.-XIII ("JMB-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")) and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). The directors and certain of such officers are also partners, directly or indirectly, of certain partnerships (the "Associate Partnerships") which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG. Most of the foregoing directors and officers are partners, indirectly through other partnerships, of the Associate Limited Partners of the Partnership and of the associate limited partner of Arvida-II.

     The business experience during the past five years of such directors and officers of the General Partner of the Partnership includes the following:

     Judd D. Malkin (age 60) is Chief Financial Officer, Chairman and a director of JMB, an officer and/or director of various JMB affiliates and a partner, directly or indirectly, of the Associate Partnerships. He is also an individual general partner of JMB Income Properties-IV and JMB Income Properties-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is also a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 60) is President and a director of JMB, an officer and/or director of various JMB affiliates and a partner, directly or indirectly, of the Associate Partnerships. He is also an individual general partner of JMB Income Properties-IV and JMB Income Properties-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Real Estate Fund I, L.P. and a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 59) is a director of JMB. He has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 56) is Executive Vice President and a director of JMB. He has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 64) is a director of JMB. He has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 51) is a director of JMB. He has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors L.P., an affiliate of the Blackstone Group, L.P., a trustee of Amli Residential Property Trust and a director of a number of investment companies advised by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 48) is Chief Executive Officer and Executive Vice President of JMB, an officer of various JMB affiliates and a partner, directly or indirectly, of various Associate Partnerships. Mr. Barber has been associated with JMB since March, 1982. He received a J.D. Degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 49) is a Senior Vice President of JMB, an officer of various JMB affiliates and a partner, directly or indirectly, of various Associate Partnerships. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 62) is Senior Vice President and Treasurer of JMB, an officer of various JMB affiliates and a partner, directly or indirectly, of various Associate Partnerships. Mr. Kogen has been associated with JMB since March, 1973. He is a Certified Public Accountant.

    Gary Nickele (age 45) is Executive Vice President and General Counsel of JMB and an officer of various JMB affiliates. Mr. Nickele has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     James D. Motta (age 42) has been President and Chief Executive Officer of Arvida since April 1995, and President and Chief Executive Officer of St. Joe/Arvida Company, L.P. ("St. Joe/Arvida"), a joint venture among affiliates of St. Joe Corporation and JMB for real estate development, ownership and management, since November 1997. Previously, Mr. Motta was Executive Vice President and Chief Operating Officer of Arvida (May, 1994 to March, 1995). Prior thereto, he was President-Community Development Division of Arvida (August, 1993 - April, 1994) and President-Southeast Division of Arvida (July, 1992 to July, 1993). Mr. Motta is also an officer or partner of various affiliates of Arvida.

     John R. Grab (age 41) is Vice President and Project General Manager - Atlanta and since November 1997 has been Vice President of St. Joe/Arvida. Previously he was Vice President and General Manager - Club/Hotel Operations of Arvida from 1993 to 1997. Prior thereto, he was Vice President and Project General Manager - Weston Hills of Arvida (October 1990 to October 1993). Mr. Grab joined Arvida in 1981. He is also an officer or partner of various affiliates of Arvida.



     Neil G. Bluhm is an Executive Vice President, a director and Vice Chairman of the Board of Directors of Liberty House, Inc., and Judd D. Malkin is Executive Vice President, a director and Chairman of the Board of Directors of Liberty House, Inc. Until May 1, 1997, Howard Kogen was a Vice President and Treasurer of Liberty House, Inc. On March 19, 1998, Liberty House, Inc. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Liberty House, Inc., which owns and operates department stores in Hawaii and Guam, filed the Chapter 11 proceeding in part to enable it to achieve an orderly reorganization of its debt to serviceable levels.


Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires, among others, persons who beneficially own more than 10% of the Interests to file reports of changes in ownership of the Interests on Form 4 or Form 5 with the Securities and Exchange Commission ("SEC"). Such persons are also required by SEC rules to furnish the Partnership a copy of such reports filed with the SEC. Based on its failure to receive copies of reports on Form 4 or Form 5, the Partnership believes that Raleigh Capital Associates, L.P. and its general partners, Raleigh GP Corp., Rockland Partners, Inc. and Zephyr Partners, did not report changes in their respective beneficial ownership of Interests during 1997. It appears that each such person failed to file two reports (i.e., one Form 4 and one Form
5) relating to one transaction, the acquisition by Raleigh Capital Associates L.P. of 26,504 Interests pursuant to a tender offer closed in April 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     The officers and the director of the General Partner receive no direct remuneration in such capacities from the Partnership. The General Partner and the Associate Limited Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses as described under the caption "Cash Distributions and Allocations of Profit and Losses" at pages 61 to 64 of the Prospectus and at pages A-9 to A-16 of the Partnership Agreement, which descriptions are incorporated herein by reference to Exhibit 99.1, to this report. Reference is also made to Notes 1 and 14 for a description of such distributions and allocations. The General Partner and the Associate Limited Partners, collectively, received cash distributions in 1997 totaling $4,015,996. In connection with the settlement of certain litigation, the General Partner and the Associate Limited Partners deferred approximately $1,259,000 of their share of the August 1997 distribution which was otherwise distributable to them, and such deferred distribution amount was used by the Partnership to pay a portion of the legal fees and expenses in such litigation. The General Partner and Associate Limited Partners will be entitled to receive such deferred amount after the Holders of Interests have received a specified amount of distributions from the Partnership after July 1, 1996. In addition, under certain circumstances, they will be entitled to approximately $6,476,000 which has been deferred through December 31, 1997 pursuant to the terms of the Partnership Agreement. Such payment is subject to certain restrictions contained in the Partnership Agreement. Pursuant to the Partnership Agreement, the General Partner and Associate Limited Partners were allocated profits for tax purposes for 1997 of approximately $4,015,000. Reference is made to
Note 14 for further discussion of this allocation.

     In July 1996 the General Partner, its directors and certain other parties were named as defendants in a lawsuit entitled Jack H. Carlstrom, et al. v. Arvida/JMB Managers, Inc., et al. brought derivatively on behalf of the Partnership and individually on behalf of the named plaintiffs and a purported class of other Holders of Interests (the "Carlstrom action").
The Carlstrom action challenged, among other things, the Partnership's proposed $160 million term loan from Starwood/Florida Funding, L.L.C. (the "Starwood financing"). The Carlstrom action, which was consolidated with another earlier filed action, was brought as a four-count complaint alleging breaches of fiduciary duty and conspiracy and collusion to breach fiduciary duty. The plaintiffs sought, among other things, damages and an injunction against completion of the Starwood financing. In May 1997 the Carlstrom action was settled, and such settlement provided, among other things, that the Partnership would not pursue the Starwood financing but would seek (and it later obtained) certain bank financing in the aggregate amount of $100 million (the "Barnett financing") and that the claims in the Carlstrom action would be released.

     In September 1996 the General Partner, its directors and certain other parties were named as defendants in a lawsuit entitled Vanderbilt Income and Growth Associates, L.L.C. and Raleigh Capital Associates L.P. ("Raleigh"), individually and derivatively on behalf of Arvida/JMB Partners, L.P. v. Arvida/JMB Managers, Inc., et al. (the "Raleigh action"), which also sought, among other things, to enjoin completion of the Starwood financing. In January 1997 the plaintiffs in the Raleigh action voluntarily dismissed these claims. The Partnership, by way of counterclaims in the Raleigh action, sought declarations that Raleigh was not entitled to vote on the Partnership matters and was not entitled to be admitted as a Substituted Limited Partner in the Partnership. Raleigh filed a reply counterclaim seeking a declaration that it has voting rights in the Partnership and that the defendants breached their fiduciary duties by failing to admit Raleigh as a Substituted Limited Partner. For further information concerning the Raleigh actions, reference is made to Subsection
(A) under Item 3. Legal Proceedings.

     As part of the settlement of the Carlstrom action, the Partnership paid approximately $1.8 million for the plaintiffs' attorneys fees and expenses. Pursuant to the settlement of the Carlstrom action, the General

Partner and Associate Limited Partners deferred a portion of the distribution otherwise payable to them from the proceeds of the Barnett financing, and such deferred amount was used to pay a portion of the legal fees and expenses in the Carlstrom action. However, as provided in such settlement, the General Partner and Associated Limited Partners will be entitled to receive such deferred amount, provided that the Holders of Interests have received a specified amount of distributions from the Partnership after July 1, 1996. In addition, the Partnership has paid and expects to pay all other litigation and related expenses (consisting primarily of legal fees and expenses) incurred for defending or prosecuting, as the case may be, the various claims (including counterclaims) in the Carlstrom action and the Raleigh action on behalf of itself, the General Partner and its directors.

     The Partnership is permitted to engage in various transactions involving the General Partner and its affiliates, as described under the captions "Management of the Partnership" at pages 56 to 59, "Conflicts of Interest" at pages 21-24 of the Prospectus and "Rights, Powers and Duties of the General Partner" at pages A-16 to A-28 of the Partnership Agreement, which descriptions are hereby incorporated herein by reference to Exhibit
99.1 to this report. The relationships of the General Partner (and its directors and executive officers and certain other officers) and its affiliates to the Partnership are set forth above in Item 10.

     Arvida is reimbursed fully for all of its out-of-pocket expenditures (including salary and salary-related expenses) incurred while supervising the development and management of the Partnership's properties and other operations, subject to the limitation that such reimbursement may not exceed 5% of the aggregate gross revenues from the business of the Partnership. In 1997, such expenses were approximately $6,189,700, of which approximately $83,800 was unpaid as of December 31, 1997.

     The Partnership and Arvida entered into an information systems sharing agreement that sets forth (i) the Partnership's and Arvida's mutual ownership rights with respect to certain proprietary computer software jointly developed by the Partnership and Arvida, and (ii) the arrangement for the sharing by Arvida of certain computer hardware and software owned, leased or licensed by the Partnership and its affiliates and various related information systems services (collectively, the "Information Resources"), provided that Arvida pays its allocable share of the costs of using such Information Resources.

     In November 1997, St. Joe/Arvida acquired the major assets of Arvida, including the Arvida name and service marks with respect to the Arvida name. Pursuant to a license agreement with Arvida, the Partnership has a non-exclusive right to use the Arvida name and service marks with respect to the Arvida name. In connection with the acquisition of Arvida's assets, St. Joe/Arvida was assigned Arvida's rights and obligations under the license agreement with the Partnership. In addition, St. Joe/Arvida was assigned Arvida's rights and obligations under the information systems sharing agreement discussed above.

     St. Joe/Arvida also entered into a sub-management agreement with Arvida, effective January 1, 1998, whereby St. Joe/Arvida provides a substantial portion of the development and management supervisory and advisory services (and the personnel therefor) to the Partnership that Arvida would otherwise provide pursuant to its management agreement with the Partnership. Effective January 1, 1998, St. Joe/Arvida employs most of the personnel previously employed by Arvida, and the services provided to the Partnership pursuant to the sub-management agreement are provided by the same personnel. St. Joe/Arvida is reimbursed for such services and personnel on the same basis as Arvida under its management agreement, and such reimbursements may be made directly to St. Joe/Arvida by the Partnership. St. Joe Corporation owns a majority interest in St. Joe/Arvida, and affiliates of JMB own a minority interest in St. Joe/Arvida.

     Prior to June 1996, the Partnership and Arvida/JMB Partners, L.P.-II (a publicly-held limited partnership affiliated with the General Partner) each employed project related and administrative personnel who performed services on behalf of both partnerships. In addition, certain out-of-pocket expenditures related to such services and other general and administrative expenses were incurred and allocated to each partnership as appropriate. The Partnership received reimbursements from or reimbursed Arvida/JMB Partners, L.P.-II for such costs (including salary and salary-related expenses). Subsequent to June 1996, Arvida/JMB Partners, L.P. - II no longer employed any project-related or administrative personnel, and incurred no costs on behalf of the Partnership. The Partnership was entitled to receive approximately $112,900 from Arvida/JMB Partners, L.P.- II for such costs and services incurred in 1997, approximately $9,900 of which was outstanding as of December 31, 1997. The Partnership was not obligated to reimburse Arvida/JMB Partners, L.P.-II any amounts for the year ended December 31, 1997.

    The Partnership periodically incurs salary and salary-related costs on behalf of an affiliate of the General Partner of the Partnership. The Partnership was entitled to receive approximately $943,700 for such costs for the year ended December 31, 1997. At December 31, 1997, approximately $37,400 was outstanding.

     JMB Insurance Agency, Inc., an affiliate of the General Partner, earned and received insurance brokerage commissions in 1997 of approximately $235,000 in connection with providing insurance coverage for certain of the properties of the Partnership, all of which was paid as of December 31, 1997. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partner of the Partnership or its affiliates are entitled to reimbursement for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and the acquisition, development, ownership, supervision, and operation of the Partnership assets. In addition, in 1997, the General Partner or its affiliates were due reimbursement for such direct or other administrative and out-of-pocket expenses and property management fees in the amount of approximately $224,200, all of which was paid as of December 31, 1997. Additionally, the General Partner and its affiliates are entitled to reimbursements for legal, accounting and portfolio management services. Such costs for 1997 were approximately $305,900, all of which was paid as of December 31, 1997.

     The Partnership was also entitled to receive reimbursements from affiliates of the General Partner for certain general and administrative expenses including, and without limitation, salary and salary-related expenses relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the year ended December 31, 1997, the total of such costs was approximately $1,956,000. Approximately $394,500 was outstanding as of December 31, 1997.

     Amounts payable to the General Partner or its affiliates do not bear interest.

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

                    NAME AND ADDRESS        AMOUNT AND NATURE
                    OF BENEFICIAL           OF BENEFICIAL     PERCENT
TITLE OF CLASS      OWNER                   OWNERSHIP         OF CLASS
--------------      ----------              ----------------- --------

Limited Partnership Raleigh Capital         106,747 Interests 26.4%
Interests and       Associates L.P.         directly (1)
Assignee Interests  100 Jericho Quadrangle
therein             Suite 214
                    Jericho, New York
                    11735-2717

Limited Partnership Raleigh GP Corp.        106,747 Interests 26.4%
Interests and       100 Jericho Quandrangle indirectly (2)
Assignee Interests  Suite 214
therein             Jericho, New York
                    11735-2717

Limited Partnership Rockland Partners, Inc. 106,752 Interests 26.4%
Interests and       c/o Tiger/Westbrook     indirectly (3)
Assignee Interests  Real Estate Fund, L.P.
therein             599 Lexington Avenue
                    Suite 3800
                    New York, New York
                    10022

Limited Partnership Zephyr Partners         106,747 Interests 26.4%
Interests and       100 South Bedford Road  indirectly (4)
Assignee Interests  Mount Kisco, New York
therein             10549


(1) Reflects beneficial ownership of Interests held by Raleigh Capital Associates L.P. ("Raleigh") for which Raleigh has shared dispositive power.

(2) Reflects beneficial ownership of Interests held by Raleigh (of which Raleigh GP Corp. is a general partner) for which Raleigh GP Corp. has shared dispositive power.

(3) Reflects beneficial ownership of (i) 5 Interests held by Rockland Partners, L.P. (of which Rockland Partners, Inc. is the general partner) for which Rockland Partners, Inc. has shared dispositive power, and (ii) 106,747 Interests held by Raleigh (of which Rockland Partners, Inc. is a general partner) for which Rockland Partners, Inc. has shared dispositive power.

(4) Reflects beneficial ownership of Interests held by Raleigh (of which Zephyr Partners is a general partner) for which Zephyr Partners has shared dispositive power.

     Each of the persons listed in the above table has reported that it has shared voting power with respect to the Interests beneficially owned by it.

However, the Partnership and the General Partner do not believe that such Interests have voting rights associated with them. On May 23, 1997, the Delaware Chancery Court rendered a decision in Arvida/JMB Partners, L.P. v. Vanderbilt Income and Growth Associates, L.L.C. et. al, (Civil Action No. 15238), filed in the Court of Chancery of the State of Delaware in and for

New Castle County, a case presenting the issue of voting rights, to the effect that assignee holders, regardless of whether they acquired their Interests in the Partnership's public offering, have voting rights with respect to their Interests. The Partnership and the General Partner believe that the Delaware Chancery Court erred in its decision and are appealing the decision. Reference is made to Subsection (A) under Item 3. Legal Proceedings for a discussion of this litigation with respect to the Partnership's and the General Partner's position that the Interests held by Raleigh, as a subsequent transferee of the Interests, do not have voting rights associated with them.

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

     (c) In October 1996, Raleigh Capital Associates L.P. ("Raleigh") filed preliminary proxy materials with the Securities and Exchange Commission in connection with a possible solicitation of consents for the removal and replacement of Arvida/JMB Managers, Inc. ("Managers") as the General Partner of the Partnership with an affiliate of Raleigh. Reference is made to Item 12(a) above for certain information concerning Raleigh and its general partners and the issue of voting rights with respect to Interests beneficially owned by Raleigh and its general partners. Reference is made to subsection (A) under Item 3. Legal Proceedings for a discussion of pending litigation involving the issue of voting rights. As of the date of this report, Raleigh has not commenced a solicitation of consents to remove Managers.

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

                  4.10. Commitment Letter dated March 12, 1997, from Barnett Bank of Broward County, N.A. is hereby incorporated herein by reference to Exhibit 4.10 to the Partnership's Report on Form 10-K (File No. 0-16976) dated March 21, 1997 (as amended).

                  4.11 Credit Agreement dated July 31, 1997 between Barnett Bank, N.A. and The Other Lenders and Arvida/JMB Partners, L.P. is hereby incorporated by reference to the Partnership's Report for June 30, 1997 on Form 10-Q (File No. 0-16976) dated August 8, 1997, as amended.

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

                  10.5. Stipulation of Settlement dated April 1, 1997, filed in the Circuit Court of Cook County, Illinois, Chancery Department.

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

                  10.7    Agreement for Purchase and Sale dated
August 22, 1997 by and between Arvida/Lakes Plaza L.P. and Principal Mutual Life Insurance Company with respect to Weston Lakes Plaza.****

                  10.8    Agreement for Purchase and Sale dated
August 22, 1997 by and between Country Isles Associates and Principal Mutual Life Insurance Company with respect to Country Isles Plaza.****

                  10.9 Agreement for Purchase and Sale dated October 21, 1997 by and between Metrodrama Joint Venture and AutoNation USA Corporation.****

                  10.10   Agreement for Purchase and Sale dated
October 8, 1997 by and between Arvida/JMB Partners and PV Resort, Inc. joined by Resort Holdings I, Ltd. for the sale of the Cabana Club.****

                  10.11 Amendment dated August 22, 1997 to Agreement for Sale and Purchase by and between Center Retail Partners, Center Hotel Limited Partnership, Center Office Partners and Arvida/JMB Partners, L.P. and Stanford Hotels Corporation.****

                  10.12 Second Amendment dated October 17, 1997 to Agreement for Sale and Purchase by and between Center Retail Partners, Center Hotel Limited Partnership, Center Office Partners and Arvida/JMB Partners, L.P. and Stanford Hotels Corporation.****

                  10.13 First Amendment dated September 29, 1997 to Agreement for Purchase and Sale by and between Country Isles Associates and Principal Mutual Life Insurance Company is filed herewith.

                  10.14 Second Amendment dated October 2, 1997 to Agreement for Purchase and Sale by and between Country Isles Associates and Principal Mutual Life Insurance Company is filed herewith.

                  10.15 Information Systems Sharing Agreement dated November 6, 1997 between Arvida/JMB Partners, L.P. and Arvida Company is filed herewith.

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

                  *** Previously filed with the Securities and Exchange Commission as Exhibits 4.10, 4.11, 4.12 and 4.13, respectively, to the Partnership's Form 10-K Report (File No. 0-16976) under the Securities Act of 1993 filed on March 27, 1995 and incorporated herein by reference.

                  **** Previously filed with the Securities and Exchange Commission as Exhibits 10.7, 10.8, 10.9, 10.10, 10.11 and 10.12,
respectively, to the Partnership's Report on Form 10-Q (File No. 0-16976) filed on November 12, 1997 and incorporated herein by reference.

            The Partnership agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to long-term indebtedness of the Partnership and its consolidated subsidiaries, the authorized principal amount of which is 10% or less than the total assets of the Partnership and its subsidiaries on a consolidated basis.

        (b) The following reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                 The Partnership's Report dated October 17, 1997 describing the sale of Arvida Parkway Center.


     No annual report or proxy material for the fiscal year 1997 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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


                        ARVIDA/JMB PARTNERS, L.P.

                        BY:    Arvida/JMB Managers, Inc.
                               (The General Partner)



                               GAILEN J. HULL
                        By:    Gailen J. Hull
                               Vice President
                        Date:  March 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                               JUDD D. MALKIN
                        By:    Judd D. Malkin, Chairman, Chief
                               Financial Officer and Director
                        Date:  March 25, 1998



                               BURTON E. GLAZOV
                        By:    Burton E. Glazov, Director
                        Date:  March 25, 1998



                               GAILEN J. HULL
                        By:    Gailen J. Hull, Vice President
                               (Principal Accounting Officer)
                        Date:  March 25, 1998



                               A. LEE SACKS
                        By:    A. Lee Sacks, Director
                        Date:  March 25, 1998



                               STUART C. NATHAN
                        By:    Stuart C. Nathan, Director
                        Date:  March 25, 1998

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

4.9.             Commitments for a Term Loan by and between
                 Arvida/JMB Partners, L.P. and Starwood/Florida
                 Funding, L.L.C. dated September 12, 1996.                   Yes

4.10.            Commitment Letter dated March 12, 1997, from
                 Barnett Bank of Broward County N.A.                         Yes

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

10.4.            Joint Venture Agreement
                 dated as of September 10, 1987,
                 of Arvida/JMB Partners, a
                 Florida general partnership.                                Yes

10.5.            Stipulation of Settlement dated
                 April 1, 1997, filed in the Circuit
                 Court of Cook County, Illinois,
                 Chancery Department                                         Yes

10.6.            Agreement for Sale and Purchase of
                 Real Property dated July 25, 1997 by
                 and between Center Retail Partners,
                 Center Office Partners, Center Hotel
                 Limited Partnership, and Arvida/JMB Partners,
                 L.P. and Stanford Hotels Corporation                        Yes

10.7             Agreement for Purchase and Sale dated
                 August 22, 1997 by and between Arvida/Lakes
                 Plaza L.P. and Principal Mutual Life
                 Insurance Company with respect
                 to Weston Lakes Plaza                                       Yes

10.8             Agreement for Purchase and Sale dated
                 August 22, 1997 by and between Country Isles
                 Associates and Principal Mutual Life Insurance
                 Company with respect to Country Isles Plaza                 Yes

10.9             Agreement for Purchase and Sale dated
                 October 21, 1997 by and between Metrodrama
                 Joint Venture and AutoNation USA Corporation                Yes

10.10            Agreement for Purchase and Sale dated
                 October 8, 1997 by and between Arvida/JMB Partners
                 and PV Resort, Inc. joined by Resort Holdings I,
                 Ltd. for the sale of the Cabana Club                        Yes





                                                                         DOCUMENT
                                                                        INCORPORATED    SEQUENTIALLY
EXHIBIT NO.      EXHIBIT                                                BY REFERENCE    NUMBERED PAGE
-----------      -------                                                ------------    -------------

10.11            Amendment dated August 22, 1997 to
                 Agreement for Sale and Purchase by and
                 between Center Retail Partners, Center Hotel
                 Limited Partnership, Center Office Partners
                 and Arvida/JMB Partners, L.P. and
                 Stanford Hotels Corporation                                 Yes

10.12            Second Amendment dated October 17, 1997 to
                 Agreement for Sale and Purchase by and
                 between Center Retail Partners, Center Hotel
                 Limited Partnership, Center Office Partners
                 and Arvida/JMB Partners, L.P. and Stanford
                 Hotels Corporation                                          Yes

10.13            First Amendment dated September 29, 1997
                 to Agreement for Purchase and Sale by and
                 between country Isles Associates and
                 Principal Mutual Life Insurance Company                     No

10.14            Second Amendment dated October 2, 1997
                 to Agreement for Purchase and Sale by
                 and between Country Isles Associates
                 and Principal Mutual Life Insurance
                 Company                                                     No

10.15            Information Systems Sharing Agreement dated
                 November 6, 1997 between Arvida/JMB Partners,
                 L.P. and Arvida Company                                     No

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
