Form 10-Q
period 1998-03-31
ARVIDA JMB PARTNERS L P
filed 1998-05-15
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.   20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
March 31, 1998                              Commission file #0-16976




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . .      3


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations . . . . . . . . . . . . . . . . . . .     20




PART II    OTHER INFORMATION


Item 1.    Legal Proceedings. . . . . . . . . . . . . . . .     23

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . .     26

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                         ARVIDA/JMB PARTNERS, L.P.
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                        CONSOLIDATED BALANCE SHEETS

                                   MARCH 31, 1998 AND DECEMBER 31, 1997

                                                (UNAUDITED)

                                                  ASSETS
                                                  ------

                                                                             MARCH 31,     DECEMBER 31,
                                                                               1998           1997
                                                                          -------------    -----------
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .      $ 41,093,890     79,411,195
Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . .        13,999,885     12,444,016
Trade and other accounts receivable (net of allowance for doubtful accounts of $846,330 at March 31, 1998 and $692,940 at
  December 31, 1997). . . . . . . . . . . . . . . . . . . . . . . . .        29,942,614     14,062,505
Mortgages receivable, net . . . . . . . . . . . . . . . . . . . . . .           194,181        384,445
Real estate inventories . . . . . . . . . . . . . . . . . . . . . . .       163,179,694    163,423,873
Property and equipment held for disposition or sale . . . . . . . . .         6,953,465      6,484,713
Property and equipment, net . . . . . . . . . . . . . . . . . . . . .        34,793,051     35,279,528
Investments in and advances to joint ventures, net. . . . . . . . . .         1,095,294      2,151,694
Equity memberships. . . . . . . . . . . . . . . . . . . . . . . . . .         2,719,375      4,180,733
Amounts due from affiliates, net. . . . . . . . . . . . . . . . . . .           911,959        665,134
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . .         8,015,481      8,135,020
                                                                           ------------   ------------

          Total assets. . . . . . . . . . . . . . . . . . . . . . . .      $302,898,889    326,622,856
                                                                           ============   ============





                                         ARVIDA/JMB PARTNERS, L.P.
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                  CONSOLIDATED BALANCE SHEETS (CONTINUED)

(UNAUDITED)

                                LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                ------------------------------------------

                                                                            MARCH 31,      DECEMBER 31,
                                                                              1998            1997
                                                                          -------------    -----------
Liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .     $  18,414,707     16,260,574
  Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        27,954,311     21,930,275
  Accrued expenses and other liabilities. . . . . . . . . . . . . . .        11,536,616     13,057,290
  Notes and mortgages payable, net. . . . . . . . . . . . . . . . . .        69,561,326     78,136,007
                                                                           ------------   ------------
  Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .       127,466,960    129,384,146
                                                                           ------------   ------------

Partners' capital accounts:
  General Partner and Associate Limited Partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .            20,000         20,000
    Cumulative net income . . . . . . . . . . . . . . . . . . . . . .        41,232,400     39,766,027
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (40,193,765)   (38,508,251)
                                                                           ------------   ------------
                                                                              1,058,635      1,277,776
                                                                           ------------   ------------
  Limited Partners:
    Capital contributions, net of offering costs. . . . . . . . . . .       364,841,815    364,841,815
    Cumulative net income . . . . . . . . . . . . . . . . . . . . . .        87,349,050     78,613,984
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .      (277,817,571)  (247,494,865)
                                                                           ------------   ------------
                                                                            174,373,294    195,960,934
                                                                           ------------   ------------
          Total partners' capital accounts. . . . . . . . . . . . . .       175,431,929    197,238,710
                                                                           ------------   ------------

          Total liabilities and partners' capital . . . . . . . . . .      $302,898,889    326,622,856
                                                                           ============   ============


                                The accompanying notes are an integral part of these consolidated financial statements.

                                         ARVIDA/JMB PARTNERS, L.P.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                (UNAUDITED)


                                                                                1998            1997
                                                                            ------------    -----------
Revenues:
  Housing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $54,458,407     32,769,964
  Homesites . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,997,337      2,175,179
  Land and property . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,186,100        458,560
  Operating properties. . . . . . . . . . . . . . . . . . . . . . . . . . .    5,301,122      9,201,038
  Brokerage and other operations. . . . . . . . . . . . . . . . . . . . . .    5,544,433      5,460,779
                                                                             -----------     ----------
        Total revenues. . . . . . . . . . . . . . . . . . . . . . . . . . .   69,487,399     50,065,520
                                                                             -----------     ----------
Cost of revenues:
  Housing . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   42,550,998     28,576,922
  Homesites . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,287,031      1,276,919
  Land and property . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,729,319        243,013
  Operating properties. . . . . . . . . . . . . . . . . . . . . . . . . . .    4,577,996      7,400,630
  Brokerage and other operations. . . . . . . . . . . . . . . . . . . . . .    5,001,468      5,331,916
                                                                             -----------     ----------
        Total cost of revenues. . . . . . . . . . . . . . . . . . . . . . .   55,146,812     42,829,400
                                                                             -----------     ----------
Gross operating profit. . . . . . . . . . . . . . . . . . . . . . . . . . .   14,340,587      7,236,120
Selling, general and administrative expenses. . . . . . . . . . . . . . . .   (4,361,317)    (7,100,669)
                                                                             -----------     ----------
        Net operating income. . . . . . . . . . . . . . . . . . . . . . . .    9,979,270        135,451

Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      980,740        827,917
Equity in earnings of unconsolidated ventures . . . . . . . . . . . . . . .       77,122         47,141
Interest and real estate taxes, net . . . . . . . . . . . . . . . . . . . .     (835,693)      (932,567)
                                                                             -----------     ----------




                                         ARVIDA/JMB PARTNERS, L.P.

                             CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                                                1998            1997
                                                                            ------------    -----------

        Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $10,201,439         77,942
                                                                             ===========     ==========

        Net income per Limited
          Partnership Interest. . . . . . . . . . . . . . . . . . . . . . .  $     21.62          (2.51)
                                                                             ===========     ==========

        Cash distributions per
          Limited Partnership
          Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     75.06          60.04
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

                                         ARVIDA/JMB PARTNERS, L.P.
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                (UNAUDITED)

                                                                                1998            1997
                                                                            ------------    -----------
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $10,201,439         77,942
Charges (credits) to net income not requiring (providing) cash:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .      796,466      1,129,407
  Equity in earnings of unconsolidated ventures . . . . . . . . . . . . . .      (77,122)       (47,140)
  Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . . .      (21,632)           301
  Gain on sale of joint venture interest. . . . . . . . . . . . . . . . . .     (450,546)         --
Changes in:
  Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,555,869)      (545,994)
  Trade and other accounts receivable . . . . . . . . . . . . . . . . . . .  (15,858,477)    (1,266,127)
  Real estate inventories:
    Additions to real estate inventories. . . . . . . . . . . . . . . . . .  (39,099,103)   (39,623,100)
    Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   41,624,332     28,111,121
    Capitalized interest. . . . . . . . . . . . . . . . . . . . . . . . . .   (1,610,999)      (634,529)
    Capitalized real estate taxes . . . . . . . . . . . . . . . . . . . . .     (819,865)    (1,027,557)
  Equity memberships. . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,461,358        183,148
  Amounts due from affiliates, net. . . . . . . . . . . . . . . . . . . . .     (246,825)       (53,577)
  Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . .       57,038       (778,374)
  Accounts payable, accrued expenses and other liabilities. . . . . . . . .      626,238     (3,873,132)
  Deposits and unearned income. . . . . . . . . . . . . . . . . . . . . . .    6,024,036      2,184,148
                                                                            ------------    -----------

          Net cash provided by (used in) operating activities . . . . . . .    1,050,469    (12,191,997)
                                                                            ------------    -----------




                                         ARVIDA/JMB PARTNERS, L.P.
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                                1998            1997
                                                                            ------------    -----------
Cash flows from investing activities:
  Mortgages receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .      190,264        372,686
  Acquisitions of property and equipment. . . . . . . . . . . . . . . . . .     (716,241)    (1,019,248)
  Joint venture distributions . . . . . . . . . . . . . . . . . . . . . . .       70,128          --
  Proceeds from sale of joint venture interest. . . . . . . . . . . . . . .    1,670,976          --
                                                                            ------------    -----------
          Net cash provided by (used in) investing activities . . . . . . .    1,215,127       (646,562)
                                                                            ------------    -----------
Cash flows from financing activities:
  Proceeds from notes and mortgages payable . . . . . . . . . . . . . . . .    4,612,751        133,211
  Payments of notes and mortgages payable . . . . . . . . . . . . . . . . .  (13,187,432)    (6,237,658)
  Distributions to General Partner and Associate Limited Partners . . . . .   (1,685,514)    (1,347,117)
  Distributions to Limited Partners . . . . . . . . . . . . . . . . . . . .  (30,322,706)   (24,255,372)
                                                                            ------------    -----------
          Net cash used in financing activities . . . . . . . . . . . . . .  (40,582,901)   (31,706,936)
                                                                            ------------    -----------
Decrease in Cash and cash equivalents . . . . . . . . . . . . . . . . . . .  (38,317,305)   (44,545,495)

Cash and cash equivalents, beginning of year. . . . . . . . . . . . . . . .   79,411,195     53,635,737
                                                                            ------------    -----------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . $ 41,093,890      9,090,242
                                                                            ============    ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest, net of amounts capitalized . . $    248,482          --
                                                                            ============    ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . . $      --             --
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

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1998 AND 1997

                              (UNAUDITED)


     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1997, which are included in the Partnership's 1997 Annual Report on Form 10-K (File No. 0-16976) filed on March 31, 1998, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 1997 Annual Report.

GENERAL

     Capitalized Interest and Real Estate Taxes

     Interest, including the amortization of loan fees, of $1,610,999 and $634,529 was incurred for the three months ended March 31, 1998 and 1997, respectively, all of which was capitalized. Interest payments, including amounts capitalized, of $1,859,481 and $560,626 were made during the three months ended March 31, 1998 and 1997, respectively. The increase in interest incurred and paid during the three months ended March 31, 1998 as compared to the same period in 1997 is due to the Partnership obtaining a new credit facility on July 31, 1997, as discussed in detail in the "Notes and Mortgages Payable" section of the Notes.

     Real estate taxes of $1,655,558 and $1,958,124 were incurred for the three months ended March 31, 1998 and 1997, respectively, of which $819,865 and $1,025,557 were capitalized, respectively. The decrease in real estate taxes incurred during the three months ended March 31, 1998 as compared to the same period in 1997 is due to the sale of several of the Partnership's operating properties during the fourth quarter of 1997. Real estate tax payments of $66,386 and $112,643 were made during the three months ended March 31, 1998 and 1997, respectively. In addition, real estate tax reimbursements totaling $256,774 and $244,706 were received from the Partnership's escrow agent during the three months ended March 31, 1998 and 1997, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partner-ship's club facilities and other operating properties as these taxes are included in cost of revenues for operating properties.

     Property and Equipment and Other Assets

     Depreciation expense of $733,966 and $1,072,628 was incurred for the three months ended March 31, 1998 and 1997, respectively. Amortization of other assets, excluding loan fees, of $0 and $20,199 was incurred for the three months ended March 31, 1998 and 1997, respectively. Amortization of loan fees, which is included in interest expense, of $62,500 and $36,580 was incurred for the three months ended March 31, 1998 and 1997, respectively. The decrease in depreciation expense for the three months ended March 31, 1998 as compared to the same period in 1997 is due primarily to the sale of several of the Partnership's operating properties during the fourth quarter of 1997.

     Partnership Distributions

     During February 1998, the Partnership made a distribution for 1997 of $30,300,000 to its Holders of Interests ($75.00 per Interest) and $1,683,313 to the General Partner and Associate Limited Partners, collectively. These distributions are the primary cause for the decrease in Cash and cash equivalents at March 31, 1998 as compared to December 31, 1997. In addition, during 1998 distributions totaling $22,706 (approximately $.06 per Interest) were deemed to be paid to the Holders of Interests, as they were remitted to North Carolina tax authorities on their behalf for the 1997 non-resident withholding tax. Distributions totaling $2,201 were also deemed to be made during 1998 to the General Partner and Associate Limited Partners, collectively, as such amount was remitted to the North Carolina tax authorities on their behalf.

     Reclassifications

     Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

NOTES AND MORTGAGES PAYABLE

     The Partnership's credit facility consists of a $75 million term loan, a $20 million revolving line of credit and a $5 million letter of credit facility. This credit facility matures on July 31, 2001. The term loan has annual scheduled principal repayments of $12.5 million, as well as additional annual principal repayments based upon a specified percentage or amount of the Partnership's available cash. The maximum required principal repayments, including the scheduled repayments, generally will not exceed $18.75 million per annum. The remaining outstanding balance on the facility is due upon maturity. In February 1998, the Partnership prepaid the $12.5 million principal repayment scheduled for July 1998. Interest on the facility is based, at the Partnership's option, on the relevant LIBOR plus 2.25% per annum or Barnett's prime rate (8.5% at March 31, 1998). The Partnership has obtained interest rate swaps covering two-thirds of the outstanding balance of the term loan. The interest rate swap agreements terminate July 31, 2001. The Partnership paid loan fees totaling 1% of the total facility upon the closing of the loan. Such fees have been capitalized and are being amortized over the life of the loan. The term loan, revolving line of credit and letter of credit facility are secured by recorded mortgages on real property of the Partnership (including certain of its consolidated ventures) and pledges of certain other assets. All of the loans under this facility are cross-collateralized and cross-defaulted.

At March 31, 1998, the balances outstanding on the term loan, the revolving line of credit and the letter of credit facility were approximately $56,250,000, $0 and $1,327,000, respectively. For the three month period ended March 31, 1998, the combined effective interest rate for the Partnership's credit facilities, including the amortization of loan origination fees, was approximately 8.8% per annum.

     Due to the replacement of the Partnership's previous letter of credit facility by the new credit facility, which is discussed above, the Partnership was required to post approximately $4.2 million in cash as collateral with its previous lender for the letters of credit which continue to be obligations of that lender. Such letters of credit are expected to be replaced by either letters of credit issued under the new credit facility or by bonds. Once the letters of credit are replaced, the cash collateral will be released to the Partnership. As of March 31, 1998, approximately $1.4 million of such cash collateral had been released to the Partnership due to the replacement of the letters of credit issued by the previous lender, leaving a balance outstanding under this previous letter of credit facility of approximately $2.8 million.

     Construction of one of the two remaining buildings to be completed at Arvida's Grand Bay commenced in 1997. Revenues recognized for this building under the percentage of completion method of accounting are the primary cause for the increase in housing revenues for the three month period ended March 31, 1998 as compared to the same period in 1997, as well as the increase in Trade and other accounts receivable on the accompanying consolidated balance sheets at March 31, 1998 as compared to December 31, 1997. During 1998, the Partnership continued to borrow against its $21 million revolving construction line of credit to fund the construction of this building. This line of credit bears interest at the lender's prime rate (8.5% at March 31, 1998) plus 1/2% per annum and matures in August 1999. At March 31, 1998, there was approximately $8,592,000 outstanding under this line of credit, which is expected to be repaid with future proceeds from sales of units within this building. The Partnership anticipates it will borrow additional funds under this line of credit during 1998 for the remaining building to be constructed within Arvida's Grand Bay.

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

     During August 1997, the remaining properties owned by the Tampa 301 Associates and Ocala 202 joint ventures were sold. The net profit generated by the sales of these properties resulted in approximately $91,000 of earnings for the Partnership.

     In January 1998, the Partnership sold its approximate 33% interest in the H.A.E. Joint Venture to one of its venture partners. This sale is reflected in land and property revenues and cost of revenues on the accompanying consolidated statements of operations, and is the primary cause for the increase in land and property operations for the period ended March 31, 1998 as compared to the same period in 1997. This sale is also the primary cause for the decrease in Investments in and advances to joint ventures on the accompanying consolidated balance sheets at March 31, 1998 as compared to December 31, 1997.

     In April 1998, the Metrodrama Joint Venture closed on the sale of approximately 29 acres of undeveloped commercial property to an unaffiliated third party. This transaction generated a profit for financial reporting and Federal income tax purposes.

TRANSACTIONS WITH AFFILIATES

     The Partnership, subject to certain limitations, may engage affiliates of the General Partner for property management, insurance and certain other administrative services to be performed in connection with the administration of the Partnership and its assets. The total of such costs for the three months ended March 31, 1998 was approximately $26,200, all of which was paid as of March 31, 1998. The total of such costs for the three months ended March 31, 1997 was approximately $37,600. In addition, the General Partner and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Partnership and the operation of the Partnership's properties. Such costs were approximately $66,100 and $131,700 for the three months ended
March 31, 1998 and 1997, respectively, all of which were paid as of March 31, 1998.

     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the three month period ended March 31, 1998, the amount of such costs incurred by the Partnership on behalf of these affiliates totaled approximately $470,400. At March 31, 1998, approxi-mately $282,900 was owed to the Partnership, of which approximately $138,000 was received as of May 12, 1998. For the three month period ended March 31, 1997, the Partnership was entitled to reimbursements of approximately $242,000.

     Prior to June 1996, the Partnership and Arvida/JMB Partners, L.P.-II (a publicly-held limited partnership affiliated with the General Partner) each employed project related and administrative personnel who performed services on behalf of both partnerships. In addition, certain out-of-pocket expenditures related to such services and other general and administrative costs were incurred and charged to each partnership as appropriate. The Partnership receives reimbursements from Arvida/JMB Partners, L.P.-II for these costs (including salary and salary-related costs). Subsequent to June 1996, Arvida/JMB Partners, L.P.-II no longer employed any project-related or administrative personnel and incurred no costs on behalf of the Partnership. For the three month periods ended March 31, 1998 and 1997, the Partnership was entitled to receive approximately $45,000 and $31,000, respectively, from Arvida/JMB Partners, L.P.-II. At March 31, 1998, approximately $28,200 was owed to the Partnership, all of which was received as of May 12, 1998.

     Through December 31, 1997, Arvida Company ("Arvida"), pursuant to an agreement with the Partnership, provided development and management supervisory and advisory services and personnel therefore to the Partnership for all of its projects and operations. Pursuant to such agreement, the Partnership reimbursed Arvida for all of its out-of-pocket expenditures (including salary and salary-related costs), subject to certain limitations. The total of such costs for the three month period ended March 31, 1997 was approximately $1,149,000, all of which was paid as of March 31, 1998. In addition, the Partnership was owed approximately $47,100 from Arvida at March 31, 1998, for overpayments of certain salary and salary related costs from 1997, none of which was paid as of May 12, 1998.

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

     For the three month period ended March 31, 1998, the Partnership was obligated to reimburse St. Joe/Arvida approximately $1,106,400. Of this amount, approximately $136,700 was unpaid at March 31, 1998, all of which was paid as of May 12, 1998. In addition, the Partnership receives reimbursement from St. Joe/Arvida for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership on behalf of St. Joe/Arvida. For the three month period ended March 31, 1998, the Partnership was entitled to receive approximately $128,800 from St. Joe/Arvida. Of this amount, approximately $66,600 was owed to the Partnership at March 31, 1998, of which approximately $57,800 was received as of May 12, 1998.

     The Partnership pays for certain general and administrative costs on behalf of its equity clubs, homeowners associations and maintenance associations (including salary and salary-related costs and legal fees). The Partnership receives reimbursements from these entities for such costs.

For the three month periods ended March 31, 1998 and 1997, the Partnership was entitled to receive approximately $279,000 and $268,500, respectively, from these entities. At March 31, 1998, approximately $48,000 was owed to the Partnership, of which approximately $34,800 was received as of May 12, 1998. In addition, the Partnership owes its equity clubs for certain costs incurred by the clubs which are obligations of the Partnership. For the three month periods ended March 31, 1998 and 1997, the Partnership was obligated to reimburse its equity clubs approximately $32,300 and $6,200, respectively. At March 31, 1998, approximately $25,800 was unpaid, all of which was paid as of May 12, 1998.

     The Partnership, pursuant to certain agreements, provides management and other personnel and services to certain of its equity clubs. Pursuant to these agreements, the Partnership is entitled to receive management fees for the services provided to these clubs. For the three months ended
March 31, 1998 and 1997, the Partnership was entitled to receive approximately $143,000 and $129,300, respectively. At March 31, 1998, approximately $499,600 was unpaid (including amounts owed from the previous year), none of which was received as of May 12, 1998.

     The Partnership funds working capital advances and operating deficits of its equity clubs, as well as operating deficits of its homeowners associations as required or deemed necessary. The working capital advances are non-interest bearing, short-term in nature, and are expected to be reimbursed from future cash flows of the equity clubs. The funding of operating deficits is expensed by the Partnership. The Partnership also funds, at its option, certain capital expenditures of its equity clubs. At March 31, 1998, the Partnership owed one of its equity clubs approximately $242,400 for capital expenditures made by the club (net of working capital advances made to the club) which the Partnership agreed to fund, none of which was paid as of May 12, 1998. In addition, the Partnership owed one of its homeowner associations approximately $38,300 for prior year amounts funded by the association which were the Partnership's obligation, none of which was paid as of May 12, 1998.

     The Partnership periodically incurs salary and salary-related costs on behalf of an affiliate of the General Partner of the Partnership. The Partnership was entitled to receive approximately $342,200 and $239,700 for such costs for the three months ended March 31, 1998 and 1997, respectively, of which approximately $382,800 was owed to the Partnership at March 31, 1998 (including amounts owed from the previous year), none of which was received as of May 12, 1998.

     In accordance with the Partnership Agreement, the General Partner and Associate Limited Partners have deferred a portion of their distributions of net cash flow from the Partnership totaling approximately $7,994,000 as of March 31, 1998. This amount does not bear interest and is expected to be paid in future periods subject to certain restrictions contained in the partnership agreement of the Partnership. In addition, in connection with the settlement of certain litigation, the General Partner and the Associate Limited Partners deferred approximately $1,259,000 of their share of the August 1997 distribution which was otherwise distributable to them, and such deferred distribution amount was used by the Partnership to pay a portion of the legal fees and expenses in such litigation. The General Partner and Associate Limited Partners will be entitled to receive such deferred amount after the Holders of Interests have received a specified amount of distributions from the Partnership after July 1, 1996.

     All amounts receivable from or payable to the General Partner or its affiliates do not bear interest and are expected to be paid in future periods.

COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under standby letters of credit and performance bonds for approximately $1,327,000 and $9,717,000, respec-tively, at March 31, 1998. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable under performance bonds for approximately $1,050,000 at March 31, 1998.

     On or about September 27, 1996, a lawsuit entitled Vanderbilt Income and Growth Associates, L.L.C. and Raleigh Capital Associates L.P., individually and derivatively on behalf of Arvida/JMB Partners, L.P. v. Arvida/JMB Managers, Inc., Judd D. Malkin, Neil G. Bluhm, Burton E. Glazov, Stuart C. Nathan, A. Lee Sacks, John G. Schreiber, BSS Capital II, L.L.C., Starwood Capital Group I, L.P., Starwood/Florida Funding, L.L.C., Starwood Opportunity Fund, IV, L.P. and Barry Sternlicht, Defendants, and Arvida/JMB Partners, L.P., nominal defendant, was filed in the Court of Chancery of the State of Delaware in and for New Castle County, Civil Action No. 15238 ("Raleigh action"). The Raleigh action was filed as a verified complaint for declaratory and injunctive relief. Plaintiffs claimed that the defendants, in entering into a financing commitment letter for a proposed $160 million term loan from Starwood/Florida Funding L.L.C. (the "Starwood financing"), violated, or aided and abetted, or participated in the violation of, fiduciary duties owed to the Partnership and the Holders of Interests, and put their personal interests ahead of the interests of the Partnership and the Holders of Interests. In the first claim for relief, plaintiffs sought a declaratory judgment that the terms of the Starwood financing be declared null, void and unenforceable. In the second claim for relief, plaintiffs asserted a claim derivatively on behalf of the Partnership alleging, among other things, that the financing commitment letter for the Starwood financing was not the product of a valid exercise of business judgment. In addition to relief described above, plaintiffs sought to preliminarily and permanently enjoin any actions in furtherance of the financing commitment letter, an award of compensatory damages, interest, costs and disbursements, including reasonable attorneys' and experts' fees and such other relief as the Court might deem just and proper. The General Partner and the Partnership filed a motion to dismiss the Raleigh action, which motion was granted on November 7, 1996. In granting the motion, the Court held that Raleigh was not a Limited Partner and did not have standing to file the derivative claims. The Court further determined that Raleigh did not have the right to vote. Plaintiffs asked the Court to reconsider its ruling, but the Court denied the request to change its ruling.

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

     By letter dated January 10, 1997, Raleigh requested admission as a Substituted Limited Partner of the Partnership. The Partnership referred the request to a special committee (the "Special Committee") consisting of certain directors of the General Partners. On February 11, 1997, the Special Committee denied the request. Thereafter, the Partnership supplemented its counterclaim, as amended, to seek a court declaration that Raleigh is not entitled to be admitted as a Substituted Limited Partner.
On February 20, 1997, Raleigh filed a reply and counterclaim against the Partnership, the General Partner, and the Special Committee. The reply counterclaim sought, among other things, a declaration that Raleigh has voting rights in the Partnership and that defendants' breached their fiduciary duties by failing to admit Raleigh as a Substituted Limited Partner. The reply counterclaim also sought to enjoin the Partnership, the General Partner, and the Special Committee from refusing to admit Raleigh as a Substituted Limited Partner, an award of damages, interest, fees, and costs.

     On or about February 28, 1997, Gladys Beasley, individually and as a representative of a class of persons similarly situated, filed an intervenor complaint for declaratory relief against the Partnership. In the intervenor complaint, plaintiff sought a declaration that purchasers who obtained Interests in the Partnership in the public offering and subsequent Holders of Interests in the Partnership by assignment from original Holders have the same voting rights in the Partnership, among other things, to remove and replace the General Partner. In addition, plaintiff Gladys Beasley sought an order adjudging and decreeing that the intervenor action was properly maintained as a class, an award of her costs and expenses of the litigation, and such other relief as the Court deemed appropriate.

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

     On or about October 16, 1995, a lawsuit was filed against the Partnership and others in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida, entitled Council of Villages, Inc. et al v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida/JMB Partners, Ltd., Broken Sound Club, Inc., and Country Club Maintenance Association, Inc. The multi-count complaint, as amended, is brought as a class action, and individually, on behalf of various residents of the Broken Sound Community, and alleges that defendants engaged in various acts of misconduct in, among other things, the establishment, operation, management and marketing of the Broken Sound golf course and recreational facilities, as well as the alleged improper failure to turn over such facilities to the Broken Sound homeowners on a timely basis. Plaintiffs seek, through various theories, including but not limited to breach of ordinance, fiduciary duty, fraud and civil theft, damages in excess of $45 million, the appointment of a receiver for the Broken Sound Club, other unspecified compensatory damages, the right to seek punitive damages, treble damages, prejudgment interest, attorneys' fees and costs. The Partnership believes that the lawsuit is without merit and intends to vigorously defend itself in this matter.

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

     In April 1997, the Court issued an order certifying as a class action claims respecting the alleged violation of the Boca Raton ordinances. Both plaintiffs and defendants have appealed the certification order.
Plaintiffs in the Savoy action moved for an appointment to a receiver over the Club. The Partnership moved to strike the motion and the Court granted the Partnership's motion. The Partnership has filed a third-party complaint for indemnification and contribution against Disney in these consolidated actions in the event the Partnership is held liable for acts taken by a subsidiary of Disney prior to the Partnership's involvement in the Club and property.

     The Partnership owns a 50% joint venture interest in 31 commercial/ industrial acres in Pompano Beach, Florida, which is encumbered by a mortgage loan in the principal amount of approximately $3.4 million at March 31, 1998. During April 1992, as a result of the Partnership's previous determination that the development of the land was no longer economically profitable, the Partnership and its joint venture partner each tendered payment in the amount of approximately $3.1 million to the lender for their respective shares of the guarantee payment required under the loan agreement and certain other holding costs, the majority of which reduced the outstanding mortgage loan to its current balance. The venture also intended at that time to convey title to the property to the lender; however, such conveyance was deferred until resolution of certain general development obligations of the venture as well as certain environmental issues. The joint venture had been negotiating with the lender regarding
the scope of the development work required to be done.   Negotiations with
the lender were unsuccessful, and the lender filed a lawsuit entitled Bankers' Trust Company v. Arvida/JMB Partners, L.P., et al., Case No. 95-2780 in the Broward County Circuit Court in which the lender asserted, among other things, that the mortgage loan was with recourse to the joint venture partners as a result of the partners' failure to perform in accordance with the terms of the loan agreement. The lender demanded payment of the outstanding loan balance plus interest thereon. The lawsuit has been resolved. On or about July 18, 1997, the parties entered into an agreement for the settlement of the lawsuit which provided for, among other things, the payment of $300,000 by the Partnership, $300,000 on behalf of the joint venture partner, the payment of back taxes on the property by the joint venture in the amount of $302,398, a commitment by the joint venture to remediate the property on or before June 30, 2000 in accordance with the settlement agreement, issuance of a new non-recourse note, a mortgage modification and dismissal of the lawsuit with prejudice and without costs.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     The Partnership adopted the Financial Accounting Standard's Board's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", effective January 1, 1995. In accordance with Statement No. 121, the Partnership discontinued recording depreciation on its assets held for disposal in the first quarter of 1997. The combined results of operations for the Partnership's assets held for disposal totaled approximately $0.3 million and $1.8 million for the three months ended March 31, 1998 and 1997, respectively, and are included in operating properties revenues and cost of revenues on the accompanying consolidated statements of operations. The Partnership requires no impairment losses or other adjustments to be recorded as of March 31, 1998.


ADJUSTMENTS

     In the opinion of the General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of March 31, 1998 and December 31, 1997 and for the three months ended
March 31, 1998 and 1997.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements ("Notes") contained in this report for additional information concerning the Partnership and its operations.

     At March 31, 1998 and December 31, 1997, the Partnership had cash and cash equivalents of approximately $41,094,000 and $79,411,000, respectively. The decrease in Cash and cash equivalents at March 31, 1998 as compared to December 31, 1997 is due primarily to distributions to partners and Holders of Interests made during February 1998 totaling approximately $32 million.

     Pursuant to Section 5.5 J of the Partnership Agreement, on October 23, 1997, the Board of Directors of the General Partner met and approved a resolution selecting the option set forth in Section 5.5 J.(i)(c) of the Partnership Agreement for the Partnership to commence an orderly disposition of its remaining assets that is to be completed within the next five years.

     The Partnership's credit facility consists of a $75 million term loan, a $20 million revolving line of credit and a $5 million letter of credit facility. This credit facility matures on July 31, 2001. The term loan has annual scheduled principal repayments of $12.5 million, as well as additional annual principal repayments based upon a specified percentage or amount of the Partnership's available cash. The maximum principal repayments, including the scheduled repayments, generally will not exceed $18.75 million per annum. The remaining outstanding balance on the new facility is due upon maturity. In February 1998, the Partnership prepaid the $12.5 million principal repayment scheduled for July 1998. Interest on the facility is based, at the Partnership's option, on the relevant LIBOR plus 2.25% per annum or Barnett's prime rate. The Partnership has obtained interest rate swaps covering two-thirds of the outstanding balance of the term loan. The interest rate swap agreements terminate July 31, 2001. The Partnership paid loan fees totaling 1% of the total facility upon the closing of the loan. Such fees have been capitalized and are being amortized over the life of the loan. In addition, due to the replacement of the Partnership's previous letter of credit facility by the existing credit facility, the Partnership was required to post approximately $4.2 million cash as collateral with its previous lender for letters of credit which continue to be obligations of that lender. The letters of credit are expected to be replaced by either letters of credit issued under the Barnett facility or by bonds, at which time the cash collateral will be released to the Partnership. As of March 31, 1998, approximately $1.4 of such cash collateral had been released to the Partnership due to the replacement of the letters of credit issued by the previous lender, leaving a balance outstanding under this previous letter of credit facility of approximately $2.8 million. The term loan, revolving line of credit and letter of credit facility are secured by recorded mortgages on real property of the Partnership (including certain of its consolidated ventures) and pledges of certain other assets. All of the loans under this facility are cross-collateralized and cross-defaulted. At March 31, 1998, the balances outstanding under the term loan, the revolving line of credit and the letter of credit facility were approximately $56,250,000, $0 and $1,327,000, respectively.

     During 1998, the Partnership borrowed against its $21 million revolving construction line of credit to fund the construction of one of the two remaining buildings within Arvida's Grand Bay. This line of credit bears interest at the lender's prime rate (8.5% at March 31, 1998) plus 1/2% per annum and matures in August 1999. At March 31, 1998, there was approximately $8.6 million outstanding under this line of credit, which is expected to be repaid with future proceeds from sales of units within this building. The Partnership anticipates it will borrow additional funds under this line of credit during 1998 for the remaining building to be constructed within Arvida's Grand Bay.

     In accordance with the Partnership Agreement, the General Partner and Associate Limited Partners have deferred a portion of their distributions of net cash flow from the Partnership totaling approximately $7,994,000 as of March 31, 1998. This amount does not bear interest and is expected to be paid in future periods subject to certain restrictions contained in the partnership agreement of the Partnership. In addition, in connection with the settlement of certain litigation, the General Partner and the Associate Limited Partners deferred approximately $1,259,000 of their share of the August 1997 distribution which was otherwise distributable to them, and such deferred distribution amount was used by the Partnership to pay a portion of the legal fees and expenses in such litigation. The General Partner and Associate Limited Partners will be entitled to receive such deferred amount after the Holders of Interests have received a specified amount of distributions from the Partnership after July 1, 1996.

RESULTS OF OPERATIONS

     The results of operations for the three months ended March 31, 1998 are primarily attributable to the development and sale or operation of the Partnership's assets.

     For the three months ended March 31, 1998, the Partnership (including its consolidated ventures and its unconsolidated ventures accounted for under the equity method) closed on the sale of 202 housing units and 18 homesite lots. This compares to closings in the first quarter of 1997 of 174 housing units, 24 homesite lots and approximately one acre of developed land. Outstanding contracts ("backlog") as of March 31, 1998, were for 668 housing units, 53 homesites and approximately 80 acres of developed and undeveloped land tracts. This compares to a backlog as of March 31, 1997 of 650 housing units, 31 homesites and approximately six acres of developed and undeveloped land tracts.

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

     Construction of one of the two remaining buildings to be completed at Arvida's Grand Bay commenced in 1997. Revenues recognized for this building under the percentage of completion method of accounting are the primary cause for the increase in housing revenues for the three month period ended March 31, 1998 as compared to the same period in 1997, as well as the increase in Trade and other accounts receivable on the accompanying consolidated balance sheets at March 31, 1998 as compared to December 31, 1997. In addition, increased closings in the first quarter of 1998 resulted in increased housing revenues at the Partnership's Weston, River Hills, Water's Edge and Jacksonville Golf & Country Club Communities as compared to the same period in 1997.

     Homesite revenues decreased for the three month period ended March 31, 1998 as compared to the same period in 1997 due to fewer closings in the Partnership's River Hills, Cullasaja and Water's Edge Communities. This unfavorable volume variance was partially offset by increased closings at the Partnership's Jacksonville Golf & Country Club Community, as well as an increase in the average price of lots closed in Weston and River Hills.

     In January 1998, the Partnership sold its approximate 33% interest in the H.A.E. Joint Venture to one of its venture partners. This sale is reflected in land and property revenues and cost of revenues on the accompanying consolidated statements of operations, and is the primary cause for the increase in land and property operations for the period ended March 31, 1998 as compared to the same period in 1997. This sale is also the primary cause for the decrease in Investments in and advances to joint ventures on the accompanying consolidated balance sheets at March 31, 1998 as compared to December 31, 1997.

     The decrease in revenues and the related cost of revenues from operating properties for the three months ended March 31 ,1998 as compared to the same period in 1997 is due primarily to the closings of several of the Partnership's operating properties during the fourth quarter of 1997. These closings include the Partnership's mixed-use center in Boca Raton, Florida (consisting of retail shops, an office building and a hotel), the Cabana Club located within its Sawgrass Community, and the Partnership's two retail shopping centers in Weston.

     Revenues from brokerage and other operations increased for the three months ended March 31, 1998 as compared to the same period in 1997 due primarily to increased commissions generated by the Partnership's resale operations in Weston and Jacksonville. In addition, the Partnership received revenue in January 1998 associated with the 1996 sale of its resale brokerage operation on Longboat Key near Sarasota, Florida. Receipt of such revenue was contingent upon future operations of the sales office, and therefore, was not recognized upon the closing of the sale. This revenue also contributed to the increase in revenues during the first quarter of 1998 as compared to the same quarter of 1997, and is the primary cause for the improvement in the gross operating profit margin from brokerage and other operations for 1998 as compared to 1997.

     The substantial decrease in selling, general and administrative expenses for the three month period ended March 31, 1998 as compared to the same period in 1997 is due primarily to the decrease in expenses incurred in connection with certain litigation in which the Partnership was previously involved. The Partnership accrued approximately $1.8 million during the three month period ended March 31, 1997 to reflect expenses incurred for certain attorneys' fees and other expenses to be paid as a result of the court-approved settlement in this litigation. Also contributing to the decrease in selling, general and administrative expenses is a reduction in the amount of expenditures incurred by the Partnership in connection with the various unsolicited tender offers made for Partnership Interests, as well as the timing of project administrative expenses at certain of the Partnership's Communities.

     The increase in interest income for the three month period ended March 31, 1998 as compared to the same period in 1997 is due primarily to an increase in the average balances invested in interest bearing accounts during 1998.

     Reduced real estate taxes resulting from the closings of certain of the Partnership's operating properties in the fourth quarter of 1997 are the primary cause for the decrease in interest and real estate taxes on the accompanying consolidated statements of operations for the period ended March 31, 1998 as compared to the same period in 1997.

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

     On or about September 27, 1996, a lawsuit entitled Vanderbilt Income and Growth Associates, L.L.C. and Raleigh Capital Associates L.P., individually and derivatively on behalf of Arvida/JMB Partners, L.P. v. Arvida/JMB Managers, Inc., Judd D. Malkin, Neil G. Bluhm, Burton E. Glazov, Stuart C. Nathan, A. Lee Sacks, John G. Schreiber, BSS Capital II, L.L.C., Starwood Capital Group I, L.P., Starwood/Florida Funding, L.L.C., Starwood Opportunity Fund, IV, L.P. and Barry Sternlicht, defendants, and Arvida/JMB Partners, L.P., nominal defendant, was filed in the Court of Chancery of the State of Delaware in and for New Castle County, Civil Action No. 15238 ("Raleigh action"). The Raleigh action was filed as a verified complaint for declaratory and injunctive relief. Plaintiffs claimed that the defendants, in entering into a financing commitment letter for a proposed $160 million term loan from Starwood/Florida Funding L.L.C. (the "Starwood financing"), violated, or aided and abetted, or participated in the violation of, fiduciary duties owed to the Partnership and the Holders of Interests, and put their personal interests ahead of the interests of the Partnership and the Holders of Interests. In the first claim for relief, plaintiffs sought a declaratory judgment that the terms of the Starwood financing be declared null, void and unenforceable. In the second claim for relief, plaintiffs asserted a claim derivatively on behalf of the Partnership alleging, among other things, that the financing commitment letter for the Starwood financing was not the product of a valid exercise of business judgment. In addition to relief described above, plaintiffs sought to preliminarily and permanently enjoin any actions in furtherance of the financing commitment letter, an award of compensatory damages, interest, costs and disbursements, including reasonable attorneys' and experts' fees and such other relief as the Court might deem just and proper. The General Partner and the Partnership filed a motion to dismiss the Raleigh action, which motion was granted on November 7, 1996. In granting the motion, the Court held that Raleigh was not a Limited Partner and did not have standing to file the derivative claims. The Court further determined that Raleigh did not have the right to vote. Plaintiffs asked the Court to reconsider its ruling, but the Court denied the request to change its ruling.

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

     By letter dated January 10, 1997, Raleigh requested admission as a Substituted Limited Partner of the Partnership. The Partnership referred the request to a special committee ("the Special Committee") consisting of certain directors of the General Partners. On February 11, 1997, the Special Committee denied the request. Thereafter, the Partnership supplemented its counterclaim, as amended, to seek a court declaration that

Raleigh is not entitled to be admitted as a Substituted Limited Partner.
On February 20, 1997, Raleigh filed a reply and counterclaim against the Partnership, the General Partner, and the Special Committee. The reply counterclaim, sought among other things, a declaration that Raleigh has voting rights in the Partnership and that defendants' breached their fiduciary duties by failing to admit Raleigh as a Substituted Limited Partner. The reply counterclaim also sought to enjoin the Partnership, the General Partner, and the Special Committee from refusing to admit Raleigh as a Substituted Limited Partner, an award of damages, interest, fees, and costs.

     On or about February 28, 1997, Gladys Beasley, individually and as a representative of a class of persons similarly situated, filed an intervenor complaint for declaratory relief against the Partnership. In the intervenor complaint, plaintiff sought a declaration that purchasers who obtained Interests in the Partnership in the public offering and subsequent Holders of Interests in the Partnership by assignment from original Holders have the same voting rights in the Partnership, among other things, to remove and replace the General Partner. In addition, plaintiff Gladys Beasley sought an order adjudging and decreeing that the intervenor action was properly maintained as a class, an award of her costs and expenses of the litigation, and such other relief as the Court deemed appropriate.

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

This lawsuit has been consolidated with the Council of Village case. The Partnership believes the lawsuit is without merit and intends to vigorously defend itself.

     In April 1997, the Court issued an order certifying as a class action claims respecting the alleged violation of the Boca Raton ordinances. Both plaintiffs and defendants have appealed the certification order.
Plaintiffs in the Savoy action moved for an appointment to a receiver over the Club. The Partnership moved to strike the motion and the Court granted the Partnership's motion. The Partnership has filed a third-party complaint for indemnification and contribution against Disney in these consolidated actions in the event the Partnership is held liable for acts taken by a subsidiary of Disney prior to the Partnership's involvement in the Club and property.

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

    10.10 Agreement for Purchase and Sale dated October 8, 1997 by and between Arvida/JMB Partners and PV Resort, Inc. joined by Resort Holdings I, Ltd. for the sale of the Cabana Club.****

    10.11 Amendment dated August 22, 1997 to Agreement for Sale and Purchase by and between Center Retail Partners, Center Hotel Limited Partnership, Center Office Partners and Arvida/JMB Partners, L.P. and Stanford Hotels Corporation.****

    10.12 Second Amendment dated October 17, 1997 to Agreement for Sale and Purchase by and between Center Retail Partners, Center Hotel Limited Partnership, Center Office Partners and Arvida/JMB Partners, L.P. and Stanford Hotels Corporation.****

    10.13 First Amendment dated September 29, 1997 to Agreement for Purchase and Sale by and between Country Isles Associates and Principal Mutual Life Insurance Company.*****

    10.14 Second Amendment dated October 2, 1997 to Agreement for Purchase and Sale by and between Country Isles Associates and Principal Mutual Life Insurance Company.*****

    10.15 Information Systems Sharing Agreement dated November 6, 1997 between Arvida/JMB Partners, L.P. and Arvida Company.*****

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

           ***** Previously filed with the Securities and Exchange Commission as Exhibits 10.13, 10.14 and 10.15, respectively, to the Partnership's Report on Form 10-K (File No. 0-16976) filed on March 25, 1998 and incorporated herein by reference.

       (b) No reports on Form 8-K have been filed since the beginning of the last quarter of the period covered by this report.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                ARVIDA/JMB PARTNERS, L.P.

                BY:   Arvida/JMB Managers, Inc.
                      (The General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: May 13, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 13, 1998