Form 10-Q
period 1998-06-30
ARVIDA JMB PARTNERS L P
filed 1998-08-14
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.   20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
June 30, 1998                               Commission file #0-16976




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

                                        CONSOLIDATED BALANCE SHEETS

                                    JUNE 30, 1998 AND DECEMBER 31, 1997

                                                (UNAUDITED)

                                                  ASSETS
                                                  ------

                                                                             JUNE 30,      DECEMBER 31,
                                                                               1998           1997
                                                                          -------------    -----------
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .      $ 51,994,679     79,411,195
Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . .        16,288,309     12,444,016
Trade and other accounts receivable (net of allowance for doubtful accounts of $993,010 at June 30, 1998 and $692,940 at
  December 31, 1997). . . . . . . . . . . . . . . . . . . . . . . . .        45,896,319     14,062,505
Mortgages receivable, net . . . . . . . . . . . . . . . . . . . . . .            22,810        384,445
Real estate inventories . . . . . . . . . . . . . . . . . . . . . . .       166,230,267    163,423,873
Property and equipment held for disposition or sale . . . . . . . . .         7,385,682      6,484,713
Property and equipment, net . . . . . . . . . . . . . . . . . . . . .        34,338,079     35,279,528
Investments in and advances to joint ventures, net. . . . . . . . . .         1,183,352      2,151,694
Equity memberships. . . . . . . . . . . . . . . . . . . . . . . . . .         2,257,277      4,180,733
Amounts due from affiliates, net. . . . . . . . . . . . . . . . . . .           751,861        665,134
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . .         8,067,705      8,135,020
                                                                           ------------   ------------

          Total assets. . . . . . . . . . . . . . . . . . . . . . . .      $334,416,340    326,622,856
                                                                           ============   ============





                                         ARVIDA/JMB PARTNERS, L.P.
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                  CONSOLIDATED BALANCE SHEETS (CONTINUED)

(UNAUDITED)

                                LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                ------------------------------------------

                                                                             JUNE 30,      DECEMBER 31,
                                                                              1998            1997
                                                                          -------------    -----------
Liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .      $ 19,774,827     16,260,574
  Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        35,338,826     21,930,275
  Accrued expenses and other liabilities. . . . . . . . . . . . . . .        15,716,787     13,057,290
  Notes and mortgages payable, net. . . . . . . . . . . . . . . . . .        73,494,799     78,136,007
                                                                           ------------   ------------
  Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .       144,325,239    129,384,146
                                                                           ------------   ------------

Partners' capital accounts:
  General Partner and Associate Limited Partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . .            20,000         20,000
    Cumulative net income . . . . . . . . . . . . . . . . . . . . . .        41,379,897     39,766,027
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (40,193,765)   (38,508,251)
                                                                           ------------   ------------
                                                                              1,206,132      1,277,776
                                                                           ------------   ------------
  Limited Partners:
    Capital contributions, net of offering costs. . . . . . . . . . .       364,841,815    364,841,815
    Cumulative net income . . . . . . . . . . . . . . . . . . . . . .       101,860,725     78,613,984
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .      (277,817,571)  (247,494,865)
                                                                           ------------   ------------
                                                                            188,884,969    195,960,934
                                                                           ------------   ------------
          Total partners' capital accounts. . . . . . . . . . . . . .       190,091,101    197,238,710
                                                                           ------------   ------------

          Total liabilities and partners' capital . . . . . . . . . .      $334,416,340    326,622,856
                                                                           ============   ============


                                The accompanying notes are an integral part of these consolidated financial statements.

                                         ARVIDA/JMB PARTNERS, L.P.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                             THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                (UNAUDITED)

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                 --------------------------  --------------------------
                                                      1998          1997          1998          1997
                                                  -----------    ----------   -----------    ----------
Revenues:
  Housing . . . . . . . . . . . . . . . . . . .  $ 45,120,065    45,120,200    99,578,472    77,890,164
  Homesites . . . . . . . . . . . . . . . . . .     2,923,661     6,556,525     4,920,998     8,731,704
  Land and property . . . . . . . . . . . . . .    13,910,226     2,821,789    16,096,326     3,280,349
  Operating properties. . . . . . . . . . . . .     5,193,144     7,579,225    10,494,266    16,780,263
  Brokerage and other operations. . . . . . . .     8,586,574     6,228,479    14,131,007    11,689,258
                                                  -----------   -----------   -----------   -----------
        Total revenues. . . . . . . . . . . . .    75,733,670    68,306,218   145,221,069   118,371,738
                                                  -----------   -----------   -----------   -----------
Cost of revenues:
  Housing . . . . . . . . . . . . . . . . . . .    36,233,785    38,805,717    78,784,783    67,382,639
  Homesites . . . . . . . . . . . . . . . . . .     1,886,368     3,937,468     3,173,399     5,214,387
  Land and property . . . . . . . . . . . . . .     6,383,017     2,284,766     8,112,336     2,527,779
  Operating properties. . . . . . . . . . . . .     4,754,386     6,539,114     9,332,382    13,939,744
  Brokerage and other operations. . . . . . . .     7,805,299     5,844,534    12,806,767    11,176,450
                                                  -----------   -----------   -----------   -----------
        Total cost of revenues. . . . . . . . .    57,062,855    57,411,599   112,209,667   100,240,999
                                                  -----------   -----------   -----------   -----------
Gross operating profit. . . . . . . . . . . . .    18,670,815    10,894,619    33,011,402    18,130,739
Selling, general and administrative expenses. .    (3,986,055)   (5,098,646)   (8,347,372)  (12,199,315)
                                                  -----------   -----------   -----------   -----------
        Net operating income. . . . . . . . . .    14,684,760     5,795,973    24,664,030     5,931,424

Interest income . . . . . . . . . . . . . . . .       786,576       203,469     1,767,316     1,031,386
Equity in earnings (losses) of unconsolidated
  ventures. . . . . . . . . . . . . . . . . . .       146,980       (27,336)      224,102        19,805
Interest and real estate taxes, net . . . . . .      (959,144)   (1,039,483)   (1,794,837)   (1,972,050)
                                                  -----------   -----------   -----------   -----------




                                         ARVIDA/JMB PARTNERS, L.P.

                             CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                 --------------------------  --------------------------
                                                      1998          1997          1998          1997
                                                  -----------    ----------   -----------    ----------

        Net income. . . . . . . . . . . . . . .   $14,659,172     4,932,623    24,860,611     5,010,565
                                                  ===========   ===========   ===========   ===========

        Net income per Limited
          Partnership Interest. . . . . . . . .   $     21.62         12.21         57.54          9.07
                                                  ===========   ===========   ===========   ===========

        Cash distributions per
          Limited Partnership
          Interest. . . . . . . . . . . . . . .   $     --            --            75.06         60.04
                                                  ===========   ===========   ===========   ===========

























          The accompanying notes are an integral part of these consolidated financial statements.

                                         ARVIDA/JMB PARTNERS, L.P.
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                (UNAUDITED)

                                                                                1998            1997
                                                                            ------------    -----------
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 24,860,613      5,010,565
Charges (credits) to net income not requiring (providing) cash:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .    1,784,566      1,991,957
  Equity in earnings of unconsolidated ventures . . . . . . . . . . . . . .     (224,102)       (19,804)
  Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . . .      (44,460)        40,983
  Gain on sale of joint venture interest. . . . . . . . . . . . . . . . . .     (450,546)         --
  Gain on sale of property and equipment. . . . . . . . . . . . . . . . . .       (2,989)         --
Changes in:
  Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (3,844,293)    (1,106,643)
  Trade and other accounts receivable . . . . . . . . . . . . . . . . . . .  (31,789,354)    (3,955,590)
  Real estate inventories:
    Additions to real estate inventories. . . . . . . . . . . . . . . . . .  (81,734,045)   (75,225,917)
    Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   83,937,045     70,766,098
    Capitalized interest. . . . . . . . . . . . . . . . . . . . . . . . . .   (3,209,812)    (1,315,767)
    Capitalized real estate taxes . . . . . . . . . . . . . . . . . . . . .   (1,799,582)    (1,878,655)
  Equity memberships. . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,923,456        472,962
  Amounts due from affiliates, net. . . . . . . . . . . . . . . . . . . . .      (86,727)      (178,396)
  Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . .     (254,517)      (870,568)
  Accounts payable, accrued expenses and other liabilities. . . . . . . . .    6,157,242     (3,630,992)
  Deposits and unearned income. . . . . . . . . . . . . . . . . . . . . . .   13,408,551      4,806,572
                                                                            ------------    -----------

          Net cash provided by (used in) operating activities . . . . . . .    8,631,046     (5,093,195)
                                                                            ------------    -----------




                                         ARVIDA/JMB PARTNERS, L.P.
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                                1998            1997
                                                                            ------------    -----------
Cash flows from investing activities:
  Mortgages receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .      361,635        512,280
  Acquisitions of property and equipment. . . . . . . . . . . . . . . . . .   (1,422,482)    (1,857,832)
  Proceeds from disposals of property and equipment . . . . . . . . . . . .        3,215          --
  Joint venture distributions (contributions), net. . . . . . . . . . . . .      138,336       (500,857)
  Proceeds from sale of joint venture interest. . . . . . . . . . . . . . .    1,521,162          --
                                                                            ------------    -----------
          Net cash provided by (used in) investing activities . . . . . . .      601,866     (1,846,409)
                                                                            ------------    -----------
Cash flows from financing activities:
  Proceeds from notes and mortgages payable . . . . . . . . . . . . . . . .    8,958,461      1,200,880
  Payments of notes and mortgages payable . . . . . . . . . . . . . . . . .  (13,599,669)    (7,866,744)
  Distributions to General Partner and Associate Limited Partners . . . . .   (1,685,515)    (1,347,510)
  Distributions to Limited Partners . . . . . . . . . . . . . . . . . . . .  (30,322,705)   (24,255,458)
                                                                            ------------    -----------
          Net cash used in financing activities . . . . . . . . . . . . . .  (36,649,428)   (32,268,832)
                                                                            ------------    -----------
Decrease in Cash and cash equivalents . . . . . . . . . . . . . . . . . . .  (27,416,516)   (39,208,436)

Cash and cash equivalents, beginning of year. . . . . . . . . . . . . . . .   79,411,195     53,635,737
                                                                            ------------    -----------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . . $ 51,994,679     14,427,301
                                                                            ============    ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest, net of amounts capitalized . . $    225,021          --
                                                                            ============    ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . . $      --             --
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

                        JUNE 30, 1998 AND 1997

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

GENERAL

     Capitalized Interest and Real Estate Taxes

     Interest, including the amortization of loan fees, of $3,209,812 and $1,315,767 was incurred for the six months ended June 30, 1998 and 1997, respectively, all of which was capitalized. Interest payments, including amounts capitalized, of $3,434,833 and $1,275,291 were made during the six months ended June 30, 1998 and 1997, respectively. Interest, including the amortization of loan fees, of $1,598,813 and $681,238 was incurred for the three months ended June 30, 1998 and 1997, respectively, all of which was capitalized. Interest payments, including amounts capitalized of $1,575,352 and $714,665 were made during the three months ended June 30, 1998 and 1997, respectively. The increase in interest incurred and paid during the three and six months ended June 30, 1998 as compared to the same period in 1997 is due to the Partnership obtaining a new credit facility on July 31, 1997, as discussed in detail in the "Notes and Mortgages Payable" section of the Notes.

     Real estate taxes of $3,594,419 and $3,850,705 were incurred for the six months ended June 30, 1998 and 1997, respectively, of which $1,799,582 and $1,878,655 were capitalized, respectively. Real estate tax payments of $189,677 and $322,313 were made during the six months ended June 30, 1998 and 1997, respectively. In addition, real estate tax reimbursements totaling $267,106 and $244,706 were received from the Partnership's escrow agent during the six months ended June 30, 1998 and 1997, respectively. Real estate taxes of $1,938,861 and $1,892,581 were incurred for the three months ended June 30, 1998 and 1997, respectively, of which $979,717 and $853,098 were capitalized, respectively. Real estate tax payments of $123,291 and $209,670 were made during the three months ended June 30, 1998 and 1997, respectively. In addition, real estate tax reimbursements totaling $10,332 and $0, were received from the Partnership's escrow agent during the three months ended June 30, 1998 and 1997, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and other operating properties as these taxes are included in cost of revenues for operating properties.

     Property and Equipment and Other Assets

     Depreciation expense of $1,462,736 and $1,841,345 was incurred for the six months ended June 30, 1998 and 1997, respectively. The decrease in depreciation expense for the six months ended June 30, 1998 as compared to the same period in 1997 resulted from the Partnership discontinuing the recording of depreciation on its assets held for disposal in the first quarter of 1997, in accordance with FASB Statement No. 121. Amortization of other assets, excluding loan fees, of $196,830 and $42,754 was incurred for the six months ended June 30, 1998 and 1997, respectively.
Amortization of loan fees, which is included in interest expense, of $125,000 and $108,058 was incurred for the six months ended June 30, 1998 and 1997, respectively. Depreciation expense of $728,769 and $768,517 was incurred for the three months ended June 30, 1998 and 1997, respectively. Amortization of other assets, excluding loan fees, of $98,415 and $22,555 was incurred for the three months ended June 30, 1998 and 1997, respectively. Amortization of loan fees, which is included in interest expense, of $62,500 and $71,478 was incurred for the three months ended June 30, 1998 and 1997, respectively.

     Partnership Distributions

     During February 1998, the Partnership made a distribution for 1997 of $30,300,000 to its Holders of Interests ($75.00 per Interest) and $1,683,313 to the General Partner and Associate Limited Partners, collectively. These distributions are the primary cause for the decrease in Cash and cash equivalents at June 30, 1998 as compared to December 31, 1997. In addition, during 1998 distributions totaling $22,706 (approximately $.06 per Interest) were deemed to be paid to the Holders of Interests, as they were remitted to North Carolina tax authorities on their behalf for the 1997 non-resident withholding tax. Distributions totaling $2,201 were also deemed to be made during 1998 to the General Partner and Associate Limited Partners, collectively, as such amount was remitted to the North Carolina tax authorities on their behalf.

     Reclassifications

     Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

INVESTMENT PROPERTIES

     On August 27, 1991, the General Partner, on behalf of the Partnership, initiated a lawsuit in the Circuit Court of Cook County (County Department, Chancery Division), Illinois against The Walt Disney Company ("Disney"). The litigation arises out of the Partnership's acquisition of substantially all of the real estate and other assets of Arvida Corporation, a subsidiary of Disney, in September 1987. In the complaint filed on its behalf, the Partnership alleges that under the terms of the contract with Disney for the acquisition, the purchase price of the assets was to be reduced by the amount of certain payments made prior to the closing (the "Closing") of the transaction out of funds of Arvida Corporation in order to satisfy certain obligations that were not assumed by the Partnership. The complaint also alleges that the contract entitles the Partnership to (i) reimbursement by Disney for amounts advanced by the Partnership to pay certain other claimed obligations of Arvida Corporation, including certain post-Closing adjustments, in connection with the acquisition and (ii) indemnification by Disney for additional costs and expenses incurred by the Partnership subsequent to the Closing in order to remedy certain environmental conditions that existed prior to the Closing. The complaint further alleges that the Partnership has made various demands on Disney for payment of these amounts and that Disney has refused to make such payments. The Partnership seeks declaratory judgments that the Partnership is entitled to a purchase price reduction from Disney and reimbursements or indemnification by Disney for amounts advanced or costs and expenses incurred by the Partnership for certain obligations of Arvida Corporation together with interest on all such amounts and costs. During the second quarter of 1992, the Partnership received approximately $0.8 million in settlement of portions of this claim. During July 1993, Disney filed an answer denying the substantive allegations of the Partnership's complaint and raising various affirmative defenses. The Partnership believes Disney's defenses are without merit and will continue to pursue its claims.

In addition, Disney has filed a three count counterclaim in which it seeks among other things: a complete accounting of liabilities allegedly assumed but not discharged by the Partnership to ascertain whether certain funds, not to exceed $2.9 million, are due Disney in accordance with the purchase agreement; an unspecified amount of damages exceeding $500,000 allegedly representing workers compensation and warranty payments made by Disney, which Disney alleges are obligations of the Partnership; an accounting for funds disbursed from a claims pool in the amount of $3,000,000 established by the parties; and attorney fees and costs. The Partnership intends to defend itself vigorously against them.

     By order dated July 29, 1998, the court granted the Partnership's motion for summary judgment against Disney on the issue of whether the Partnership is entitled to a purchase price reduction under the terms of the contract with Disney for the acquisition of substantially all of the real estate and other assets of Arvida Corporation. By an order of the same date, the court denied Disney's motion for summary judgment on the issue of whether the Partnership is entitled to indemnification for various environmental issues. The case is set for further proceedings before the court, which may include, among other things, motions for reconsideration of the July 29 rulings, a motion to set for trial the determination of the damages that the Partnership may be entitled to under the July 29 purchase price reduction ruling, and resolution of the remaining issues in the case.

There are no assurances relating to the amount of damages that the Partnership may receive or the amount of liability that the Partnership may incur in connection with the remaining issues to be addressed by the court.

NOTES AND MORTGAGES PAYABLE

     The Partnership's credit facility consists of a $75 million term loan, a $20 million revolving line of credit and a $5 million letter of credit facility. This credit facility matures on July 31, 2001. The term loan has annual scheduled principal repayments of $12.5 million, as well as additional annual principal repayments based upon a specified percentage or amount of the Partnership's available cash. The maximum required principal repayments, including the scheduled repayments, generally will not exceed $18.75 million per annum. The remaining outstanding balance on the facility is due upon maturity. In February 1998, the Partnership prepaid the $12.5 million principal repayment scheduled for July 1998. Interest on the facility is based, at the Partnership's option, on the relevant LIBOR plus 2.25% per annum or Barnett's prime rate (8.5% at June 30, 1998). The Partnership has obtained interest rate swaps covering two-thirds of the outstanding balance of the term loan. The interest rate swap agreements terminate July 31, 2001. The Partnership paid loan fees totaling 1% of the total facility upon the closing of the loan. Such fees have been capitalized and are being amortized over the life of the loan. The term loan, revolving line of credit and letter of credit facility are secured by recorded mortgages on real property of the Partnership (including certain of its consolidated ventures) and pledges of certain other assets. All of the loans under this facility are cross-collateralized and cross-defaulted.

At June 30, 1998, the balances outstanding on the term loan, the revolving line of credit and the letter of credit facility were approximately $56,250,000, $0 and $776,000, respectively. For the six month period ended June 30, 1998, the combined effective interest rate for the Partnership's credit facilities, including the amortization of loan origination fees, was approximately 8.4% per annum.

     Due to the replacement of the Partnership's previous letter of credit facility by the new credit facility, which is discussed above, the Partnership was required to post approximately $4.2 million in cash as collateral with its previous lender for the letters of credit which continue to be obligations of that lender. Such letters of credit are expected to be replaced by either letters of credit issued under the new credit facility or by bonds. Once the letters of credit are replaced, the cash collateral will be released to the Partnership. As of June 30, 1998, approximately $1.9 million of such cash collateral had been released to the Partnership, leaving a balance outstanding under this previous letter of credit facility of approximately $2.3 million.

     The Partnership is currently negotiating with its lenders regarding a rate reduction on its credit facility of 50 basis points. The Partnership's lenders required a prepayment on the term loan in the amount of $7.25 million in exchange for the interest rate reduction. Such prepayment was made during August 1998. It is currently anticipated that the negotiations between the Partnership and its lenders will be finalized during the third quarter of 1998.

     Construction of one of the two remaining buildings to be completed at Arvida's Grand Bay commenced in 1997. Revenues recognized for this building under the percentage of completion method of accounting are the primary cause for the increase in housing revenues for the six month period ended June 30, 1998 as compared to the same period in 1997, as well as the increase in Trade and other accounts receivable on the accompanying consolidated balance sheets at June 30, 1998 as compared to December 31, 1997. During 1998, the Partnership continued to borrow against its $21 million revolving construction line of credit to fund the construction of this building. This line of credit bears interest, at the Partnership's option, at either the relevant LIBOR plus 2.0% per annum or at the lender's prime rate (8.5% at June 30, 1998), and matures in August 1999. At
June 30, 1998, there was approximately $11,955,000 outstanding under this line of credit, which is expected to be repaid with future proceeds from sales of units within this building. The Partnership anticipates it will borrow additional funds under this line of credit during 1998 for the remaining building to be constructed within Arvida's Grand Bay.

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

     During July 1997, the Partnership entered into a joint venture agreement with an unaffiliated third party to form A&D Title, L.P. The joint venture was formed to act as an agent in connection with the issuance of title insurance, primarily related to closings in the Partnership's Weston community. The Partnership obtained a 50% ownership interest in the joint venture, and is accounting for its investment in accordance with the equity method of accounting. The Partnership's recognition of its share of this venture's earnings is the primary cause for the increase in equity in earnings (losses) of unconsolidated ventures on the accompanying consolidated statements of operations.

     During August 1997, the remaining properties owned by the Tampa 301 Associates Joint Venture and substantially all of the remaining properties owned by the Ocala 202 Joint Venture were sold. The net profit generated by the sales of these properties resulted in approximately $91,000 of earnings for the Partnership.

     In January 1998, the Partnership sold its approximate 33% interest in the H.A.E. Joint Venture to one of its venture partners. This sale is reflected in land and property revenues and cost of revenues on the accompanying consolidated statements of operations. This sale is the primary cause for the decrease in Investments in and advances to joint ventures on the accompanying consolidated balance sheets at June 30, 1998 as compared to December 31, 1997.

     In April 1998, the Metrodrama Joint Venture closed on the sale of approximately 29 acres of undeveloped commercial property to an unaffiliated third party. This sale is reflected in land and property revenues and cost of revenues on the accompanying consolidated statements of operations, and is the primary cause for the increase in land and property operations for the three and six month periods ended June 30, 1998 as compared to the same periods in 1997. This transaction generated a profit for financial reporting and Federal income tax purposes.

EQUITY MEMBERSHIPS

     In May 1998, the Partnership sold its remaining Sawgrass Country Club memberships to the Sawgrass Country Club, Inc. for a total sales price of approximately $2.4 million. This transaction is reflected in land and property revenues and cost of revenues on the accompanying consolidated statements of operations, and is the primary cause for the decrease in equity memberships on the accompanying consolidated balance sheets at June 30, 1998 as compared to December 31, 1997. This transaction generated a profit for financial reporting and Federal income tax purposes.

TRANSACTIONS WITH AFFILIATES

     The Partnership, subject to certain limitations, may engage affiliates of the General Partner for property management, insurance and certain other administrative services to be performed in connection with the administration of the Partnership and its assets. The total of such costs for the six months ended June 30, 1998 was approximately $200,400, all of which was paid as of June 30, 1998. The total of such costs for the six months ended June 30, 1997 was approximately $72,700. In addition, the General Partner and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Partnership and the operation of the Partnership's properties. Such costs were approximately $104,300 and $198,900 for the six months ended June 30, 1998 and 1997, respectively, all of which were paid as of June 30, 1998.

     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the six month period ended June 30, 1998, the amount of such costs incurred by the Partnership on behalf of these affiliates totaled approximately $921,800. At June 30, 1998, approximately $309,000 was owed to the Partnership, of which approximately $155,200 was received as of August 10, 1998. For the six month period ended June 30, 1997, the Partnership was entitled to reimbursements of approximately $486,800.

     Prior to June 1996, the Partnership and Arvida/JMB Partners, L.P.-II (a publicly-held limited partnership affiliated with the General Partner) each employed project related and administrative personnel who performed services on behalf of both partnerships. In addition, certain out-of-pocket expenditures related to such services and other general and administrative costs were incurred and charged to each partnership as appropriate. The Partnership receives reimbursements from Arvida/JMB Partners, L.P.-II for these costs (including salary and salary-related costs). Subsequent to June 1996, Arvida/JMB Partners, L.P.-II no longer employed any project-related or administrative personnel and incurred no costs on behalf of the Partnership. For the six month periods ended
June 30, 1998 and 1997, the Partnership was entitled to receive approximately $60,000 and $56,000, respectively, from Arvida/JMB Partners, L.P.-II, all of which was received as of June 30, 1998.

     Through December 31, 1997, Arvida Company ("Arvida"), pursuant to an agreement with the Partnership, provided development and management supervisory and advisory services and personnel therefor to the Partnership for all of its projects and operations. Pursuant to such agreement, the Partnership reimbursed Arvida for all of its out-of-pocket expenditures (including salary and salary-related costs), subject to certain limitations. The total of such costs for the six month period ended
June 30, 1997 was approximately $4,297,200, all of which was paid in 1997. In addition, the Partnership was owed approximately $51,200 from Arvida at June 30, 1998, for overpayments of certain salary and salary related costs from 1997 as well as services performed by employees of the Partnership on behalf of Arvida, none of which was paid as of August 10, 1998.

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

     For the six month period ended June 30, 1998, the Partnership was obligated to reimburse St. Joe/Arvida or its affiliates approximately $522,100. Of this amount, approximately $150,100 was unpaid at June 30, 1998, all of which was paid as of August 10, 1998. In addition, the Partnership receives reimbursement from St. Joe/Arvida for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership on behalf of St. Joe/Arvida. For the six month period ended June 30, 1998, the Partnership was entitled to receive approximately $323,000 from St. Joe/Arvida or its affiliates. Of this amount, approximately $75,500 was owed to the Partnership at June 30, 1998, all of which was received as of August 10, 1998.

     The Partnership pays for certain general and administrative costs on behalf of its equity clubs, homeowners associations and maintenance associations (including salary and salary-related costs and legal fees). The Partnership receives reimbursements from these entities for such costs.

For the six month periods ended June 30, 1998 and 1997, the Partnership was entitled to receive approximately $461,000 and $970,900, respectively, from these entities. At June 30, 1998, approximately $50,700 was owed to the Partnership, of which approximately $28,600 was received as of August 10, 1998.

     The Partnership, pursuant to certain agreements, provides management and other personnel and services to certain of its equity clubs. Pursuant to these agreements, the Partnership is entitled to receive management fees for the services provided to these clubs. For the six months ended
June 30, 1998 and 1997, the Partnership was entitled to receive approximately $286,000 and $258,500, respectively. At June 30, 1998, approximately $379,400 was unpaid (including amounts owed from the previous year), none of which was received as of August 10, 1998.

     The Partnership funds working capital advances and operating deficits of its equity clubs, as well as operating deficits of its homeowners associations as required or deemed necessary. The working capital advances are non-interest bearing, short-term in nature, and are expected to be reimbursed from future cash flows of the equity clubs. The funding of operating deficits is expensed by the Partnership. The Partnership also funds, at its option, certain capital expenditures of its equity clubs. In April 1998, control of Jacksonville Golf & Country Club ("JG&CC") was turned over to the club members. As a result, effective April 1, 1998, the Partnership is no longer involved in the ownership or management of JG&CC and has no further responsibility to fund JG&CC's operations. In addition, all outstanding balances between the Partnership and JG&CC were paid upon the turnover of the club to its members. At June 30, 1998, the Partnership owed one of its homeowner associations approximately $34,200 for prior year amounts funded by the association which were the Partnership's obligation, none of which was paid as of August 10, 1998.

     The Partnership periodically incurs salary and salary-related costs on behalf of an affiliate of the General Partner of the Partnership. The Partnership was entitled to receive approximately $366,100 and $0 for such costs for the six months ended June 30, 1998 and 1997, respectively, of which approximately $70,300 was owed to the Partnership at June 30, 1998 (including amounts owed from the previous year), of which $33,200 was received as of August 10, 1998.

     In accordance with the Partnership Agreement, the General Partner and Associate Limited Partners have deferred a portion of their distributions of net cash flow from the Partnership totaling approximately $7,995,000 as of June 30, 1998. This amount does not bear interest and is expected to be paid in future periods subject to certain restrictions contained in the partnership agreement of the Partnership. In addition, in connection with the settlement of certain litigation, the General Partner and the Associate Limited Partners deferred approximately $1,259,000 of their share of the August 1997 distribution which was otherwise distributable to them, and such deferred distribution amount was used by the Partnership to pay a portion of the legal fees and expenses in such litigation. The General Partner and Associate Limited Partners will be entitled to receive such deferred amount after the Holders of Interests have received a specified amount of distributions from the Partnership after July 1, 1996.

     All amounts receivable from or payable to the General Partner or its affiliates do not bear interest and are expected to be paid in future periods.

COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under standby letters of credit and performance bonds for approximately $776,000 and $10,253,000, respectively, at June 30, 1998. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable under performance bonds for approximately $1,012,000 at June 30, 1998.

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

     The trial of all claims in the Raleigh action was held on April 7, 1997 through April 9, 1997. In a memorandum opinion dated May 23, 1997, the Court concluded that, while neither the partnership agreement nor the assignment agreement of the Partnership expressly states whether subsequent Holders of Interests have voting rights, a reasonable investor could have read the operative agreements as providing that subsequent Holders of Interests, such as Raleigh, have voting rights. The Partnership believed, among other things, that the Court erred in its application of the law to the facts on this issue and appealed the Court's decision on this aspect of the case. On the issue of whether the Special Committee properly denied Raleigh's request for admission as a Substituted Limited Partner, the Court upheld the denial of Raleigh's request. By order dated June 9, 1998, and after appeal of this matter to the Delaware Supreme Court, the Delaware Supreme Court affirmed the trial court on all issues.

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

     Currently, the Partnership is involved in three subrogation lawsuits. On April 19, 1993, a subrogation claim entitled Village Homes at Country Walk Master Maintenance Association, Inc. v. Arvida Corporation et al., was filed in the 11th Judicial Circuit for Dade County. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). In this suit, as amended, plaintiffs seek to recover damages and pre- and post-judgment interest in connection with $10,873,000 American Reliance has allegedly paid, plus amounts it may have to pay in the future, to the condominium association at Country Walk in the wake of Hurricane Andrew. Disney is also a defendant in this suit. The Partnership believes that the amount of this claim that allegedly relates to units it built and sold is approximately $3,600,000. Plaintiffs also seek a declaratory judgment seeking to hold the Partnership and other defendants responsible for amounts American Reliance must pay in the future to its insured as additional damages beyond the $10,873,000 previously paid. The Partnership has filed motions directed to the complaint, as amended, and the litigation is in the discovery stage. The Partnership intends to vigorously defend itself. On or about May 10, 1996, a subrogation claim entitled Juarez et al. v. Arvida Corporation et al. was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County. Plaintiffs filed this suit for the use and benefit of American Reliance. In this suit, plaintiffs seek to recover damages, pre-and post-judgment interest, costs and any other relief the Court may deem just and proper in connection with $3,200,000 American Reliance allegedly paid on specified claims at Country Walk in the wake of Hurricane Andrew. Disney is also a defendant in this suit. The Partnership is advised that the amount of this claim that allegedly relates to units it sold is approximately $350,000. The Partnership intends to defend itself vigorously in this matter. On April 24, 1997, the Metropolitan Property and Casualty Company ("Metropolitan") filed a lawsuit entitled Metropolitan Property and Casualty Company v. Arvida/JMB Partners in the Circuit Court of the 11th Judicial Circuit in and for Dade County for subrogation in which it sought compensatory damages, costs, interest and any other relief the court may deem just in connection with money Metropolitan allegedly paid to its homeowner insureds in the wake of Hurricane Andrew. The Partnership has settled the Metropolitan lawsuit for $120,000, which settlement was funded by one of the Partnership's insurers. The extent to which the insurer may recover these proceeds from the Partnership is uncertain. The Partnership could be named in other subrogation actions, and in such event, the Partnership intends to vigorously defend itself in such actions. Due to the uncertainty of the outcome of these subrogation actions, the accompanying consolidated financial statements do not reflect any accruals related to these matters.

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

     In April 1997, the Court issued an order certifying as a class action claims respecting the alleged violation of the Boca Raton ordinances. Both plaintiffs and defendants appealed the certification order. On appeal, the appellate court affirmed the trial court and extended the certification to all counts of the complaint. The Partnership is considering filing a motion for rehearing of the issues before the appellate court. Plaintiffs in the Savoy action moved for an appointment to a receiver over the Club. The Partnership moved to strike the motion and the Court granted the Partnership's motion. The Partnership has filed a third-party complaint for indemnification and contribution against Disney in these consolidated actions in the event the Partnership is held liable for acts taken by a subsidiary of Disney prior to the Partnership's involvement in the Club and property.

     The Partnership owns a 50% joint venture interest in 31 commercial/ industrial acres in Pompano Beach, Florida, which is encumbered by a mortgage loan in the principal amount of approximately $3.4 million at
June 30, 1998. During April 1992, as a result of the Partnership's previous determination that the development of the land was no longer economically profitable, the Partnership and its joint venture partner each tendered payment in the amount of approximately $3.1 million to the lender for their respective shares of the guarantee payment required under the loan agreement and certain other holding costs, the majority of which reduced the outstanding mortgage loan to its current balance. The venture also intended at that time to convey title to the property to the lender; however, such conveyance was deferred until resolution of certain general development obligations of the venture as well as certain environmental issues. The joint venture had been negotiating with the lender regarding
the scope of the development work required to be done.   Negotiations with
the lender were unsuccessful, and the lender filed a lawsuit entitled Bankers' Trust Company v. Arvida/JMB Partners, L.P., et al., Case No. 95-2780 in the Broward County Circuit Court in which the lender asserted, among other things, that the mortgage loan was with recourse to the joint venture partners as a result of the partners' failure to perform in accordance with the terms of the loan agreement. The lender demanded payment of the outstanding loan balance plus interest thereon. The lawsuit has been resolved. On or about July 18, 1997, the parties entered into an agreement for the settlement of the lawsuit which provided for, among other things, the payment of $300,000 by the Partnership, $300,000 on behalf of the joint venture partner, the payment of back taxes on the property by the joint venture in the amount of $302,398, a commitment by the joint venture to remediate the property on or before June 30, 2000 in accordance with the settlement agreement, issuance of a new non-recourse note, a mortgage modification and dismissal of the lawsuit with prejudice and without costs.

With respect to the environmental issues, the previous owner remains obligated to undertake the clean-up. The clean-up which began in July 1994 is in a "monitoring only" phase pursuant to an informal arrangement with state environmental officials. There are no assurances that further clean-up will not be required. If further action is required and the previous owner is unable to fulfill all its obligations as they relate to this environmental issue, the joint venture and ultimately the Partnership may be obligated for such costs. Should this occur, the Partnership does not anticipate the cost of this clean-up to be material to its operations.

     In June 1998, the joint venture entered into a contract with an unaffiliated third party for the sale of the 31 acres of land in Pompano Beach, Florida. The closing is scheduled to occur prior to year end. However, such closing is contingent upon the satisfaction of various conditions, and there can be no assurance the closing will occur.

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

ASSETS HELD FOR DISPOSITION

     Several of the Partnership's assets which had been held for disposition were sold during the fourth quarter of 1997. The results of operations for the Partnership's cable operation in Weston, which continues to be held for disposition at June 30, 1998, totaled approximately $0.5 million for the six months ended June 30, 1998, and are included in operating properties revenues and cost of revenues on the accompanying consolidated statements of operations. The combined results of operations for the Partnership's assets held for disposition during the six months ended June 30, 1997 totaled approximately $2.8 million.

ADJUSTMENTS

     In the opinion of the General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of June 30, 1998 and December 31, 1997 and for the three and six months ended June 30, 1998 and 1997.


SUBSEQUENT EVENTS

     In July 1998, the Partnership entered into a contract with an unaffiliated third party for the sale of the Partnership's cable operation in Weston. The sale, if consummated, is expected to generate a profit for financial reporting and Federal income tax purposes in 1998. The closing is subject to the satisfaction of various conditions, and there can be no assurance the closing will occur.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements ("Notes") contained in this report for additional information concerning the Partnership and its operations.

     At June 30, 1998 and December 31, 1997, the Partnership had cash and cash equivalents of approximately $51,995,000 and $79,411,000, respectively. The decrease in Cash and cash equivalents at June 30, 1998 as compared to December 31, 1997 is due primarily to distributions to partners and Holders of Interests made during February 1998 totaling approximately $32 million.

     Pursuant to Section 5.5 J of the Partnership Agreement, on October 23, 1997, the Board of Directors of the General Partner met and approved a resolution selecting the option set forth in Section 5.5 J.(i)(c) of the Partnership Agreement for the Partnership to commence an orderly disposition of its remaining assets that is to be completed within the next five years.

     The Partnership's credit facility consists of a $75 million term loan, a $20 million revolving line of credit and a $5 million letter of credit facility. This credit facility matures on July 31, 2001. The term loan has annual scheduled principal repayments of $12.5 million, as well as additional annual principal repayments based upon a specified percentage or amount of the Partnership's available cash. The maximum principal repayments, including the scheduled repayments, generally will not exceed $18.75 million per annum. The remaining outstanding balance on the new facility is due upon maturity. In February 1998, the Partnership prepaid the $12.5 million principal repayment scheduled for July 1998. Interest on the facility is based, at the Partnership's option, on the relevant LIBOR plus 2.25% per annum or Barnett's prime rate. The Partnership has obtained interest rate swaps covering two-thirds of the outstanding balance of the term loan. The interest rate swap agreements terminate July 31, 2001. The Partnership paid loan fees totaling 1% of the total facility upon the closing of the loan. Such fees have been capitalized and are being amortized over the life of the loan. In addition, due to the replacement of the Partnership's previous letter of credit facility by the existing credit facility, the Partnership was required to post approximately $4.2 million cash as collateral with its previous lender for letters of credit which continue to be obligations of that lender. The letters of credit are expected to be replaced by either letters of credit issued under the Barnett facility or by bonds, at which time the cash collateral will be released to the Partnership. As of June 30, 1998, approximately $1.9 million of such cash collateral had been released to the Partnership, leaving a balance outstanding under this previous letter of credit facility of approximately $2.3 million. The term loan, revolving line of credit and letter of credit facility are secured by recorded mortgages on real property of the Partnership (including certain of its consolidated ventures) and pledges of certain other assets. All of the loans under this facility are cross-collateralized and cross-defaulted. At June 30, 1998, the balances outstanding under the term loan, the revolving line of credit and the letter of credit facility were approximately $56,250,000, $0 and $776,000, respectively.

     The Partnership is currently negotiating with its lenders regarding a rate reduction on its credit facility of 50 basis points. The Partnership's lenders required a prepayment on the term loan in the amount of $7.25 million in exchange for the interest rate reduction. Such prepayment was made during August 1998. It is currently anticipated that the negotiations between the Partnership and its lenders will be finalized during the third quarter of 1998.

     During 1998, the Partnership borrowed against its $21 million revolving construction line of credit to fund the construction of one of the two remaining buildings within Arvida's Grand Bay. This line of credit bears interest, at the Partnership's option, at either the relevant LIBOR plus 2.0% per annum or at the lender's prime rate (8.5% at June 30, 1998), and matures in August 1999. At June 30, 1998, there was approximately $11.9 million outstanding under this line of credit, which is expected to be repaid with future proceeds from sales of units within this building. The Partnership anticipates it will borrow additional funds under this line of credit during 1998 for the remaining building to be constructed within Arvida's Grand Bay.

     In July 1998, the Partnership entered into a contract with an unaffiliated third party for the sale of the Partnership's cable operation in Weston. The sale, if consummated, is expected to generate a profit for financial reporting and Federal income tax purposes in 1998. The closing is subject to the satisfaction of various conditions, and there can be no assurance the closing will occur.

     In accordance with the Partnership Agreement, the General Partner and Associate Limited Partners have deferred a portion of their distributions of net cash flow from the Partnership totaling approximately $7,995,000 as of June 30, 1998. This amount does not bear interest and is expected to be paid in future periods subject to certain restrictions contained in the partnership agreement of the Partnership. In addition, in connection with the settlement of certain litigation, the General Partner and the Associate Limited Partners deferred approximately $1,259,000 of their share of the August 1997 distribution which was otherwise distributable to them, and such deferred distribution amount was used by the Partnership to pay a portion of the legal fees and expenses in such litigation. The General Partner and Associate Limited Partners will be entitled to receive such deferred amount after the Holders of Interests have received a specified amount of distributions from the Partnership after July 1, 1996.

RESULTS OF OPERATIONS

     The results of operations for the three and six months ended June 30, 1998 are primarily attributable to the development and sale or operation of the Partnership's assets.

     For the three months ended June 30, 1998, the Partnership (including its consolidated ventures and its unconsolidated ventures accounted for under the equity method) closed on the sale of 180 housing units, 34 homesites, approximately 41 acres of developed and undeveloped land, as well as the remaining Sawgrass Country Club memberships owned by the Partnership. This compares to closings in the second quarter of 1997 of 261 housing units, 76 homesites and approximately six acres of developed land. Outstanding contracts ("backlog") as of June 30, 1998, were for 832 housing units, 54 homesites and approximately 39 acres of developed and undeveloped land tracts. This compares to a backlog as of June 30, 1997 of 670 housing units, 32 homesites and approximately 37 acres of developed and undeveloped land tracts.

     The Partnership's Communities are in various stages of development, with estimated remaining build-outs ranging from one to six years. Notwithstanding the estimated duration of the build-outs, the Partnership currently expects to complete its orderly liquidation by October 2002. The Weston Community, located in Broward County, Florida, is the Partnership's largest Community and is in its mid-stage of development. Also in their mid-stages of development are the River Hills Country Club in Tampa, Florida; the Water's Edge Community in Atlanta, Georgia; The Cullasaja Club, near Highlands, North Carolina and the Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay. The Partnership's Jacksonville Golf & Country Club Community in Florida is in its late stage of development. Future revenues will be impacted to the extent that there are lower levels of inventories available for sale as the Partnership's remaining Communities approach or undertake their final phases.

     Construction of one of the two remaining buildings to be completed at Arvida's Grand Bay commenced in 1997. Revenues recognized for this building under the percentage of completion method of accounting are the primary cause for the increase in housing revenues for the six month period ended June 30, 1998 as compared to the same period in 1997, as well as the increase in Trade and other accounts receivable on the accompanying consolidated balance sheets at June 30, 1998 as compared to December 31, 1997. Such revenues also generated a favorable variance for the three months ended June 30, 1998 as compared to the same period in 1997.
However, the favorable revenue variance generated by Arvida's Grand Bay in the second quarter was offset by decreased revenues at the Partnership's Weston and Jacksonville Golf & Country Club Communities. Revenues generated at Weston during the second quarter of 1998 were lower than those generated in the same period in 1997 due to the timing of the availability of town homes and certain other housing products to be sold within the Community. Revenues to be generated from closings of these products prior to the end of 1998 are expected to reverse this unfavorable variance by year end. The decrease in revenues at Jacksonville Golf & Country Club is attributable to decreased closings as this Community continues to sell out its final phases.

     The Partnership's current plan for the Weston Community includes an increase in its home building operations, thereby resulting in a reduced number of lots available for sale to third party builders. As a result, homesite revenues decreased for the three and six month periods ended
June 30, 1998 as compared to the same periods in 1997, and are expected to continue to decrease in future periods. The decrease in homesite revenues is also due to the close-out of the remaining lots in Jacksonville Golf & Country Club in February 1998.

     Land and property revenues increased for the three and six month periods ended June 30, 1998 as compared to the same periods in 1997 due to the sale of approximately 29 acres of undeveloped commercial property owned by the Metrodrama Joint Venture, as well as the sale of approximately twelve acres of developed land in Weston and the sale of the Partnership's remaining Sawgrass Country Club memberships. In addition, the Partnership sold its 33% interest in the H.A.E. Joint Venture to one of its venture partners in January 1998. These compare to the sale of approximately six acres of developed land in Weston during the three and six month periods ended June 30, 1997.

     The decrease in revenues and the related cost of revenues from operating properties for the three and six months ended June 30, 1998 as compared to the same periods in 1997 is due primarily to the closings of several of the Partnership's operating properties during the fourth quarter of 1997. These closings included the Partnership's mixed-use center in Boca Raton, Florida (consisting of retail shops, an office building and a hotel), the Cabana Club located within its Sawgrass Community, and the Partnership's two retail shopping centers in Weston.

     Revenues from brokerage and other operations increased for the three and six months ended June 30, 1998 as compared to the same period in 1997 due primarily to increased commissions generated by the Partnership's resale operations in Weston, Boca Raton and Jacksonville. In addition, the Partnership received revenue in January 1998 associated with the 1996 sale of its resale brokerage operation on Longboat Key near Sarasota, Florida. Receipt of such revenue was contingent upon future operations of the sales office, and therefore, was not recognized upon the closing of the sale. This receipt also contributed to the increase in revenues for the six months ended June 30, 1998 as compared to the same period in 1997.

     The decrease in selling, general and administrative expenses for the six month period ended June 30, 1998 as compared to the same period in 1997 is due primarily to the decrease in expenses incurred in connection with certain litigation in which the Partnership was previously involved. The Partnership accrued approximately $1.8 million in March 1997 to reflect expenses incurred for certain attorneys' fees and other expenses to be paid as a result of the court-approved settlement in this litigation. Also contributing to the decrease in selling, general and administrative expenses for the three and six month periods ended June 30, 1998 as compared to the same periods in 1997 is a reduction in the amount of expenditures incurred by the Partnership in connection with the various unsolicited tender offers made for Partnership Interests.

     The increase in interest income for the three and six month periods ended June 30, 1998 as compared to the same periods in 1997 is due primarily to an increase in the average balances invested in interest bearing accounts during 1998.

     The increase in equity in earnings (losses) of unconsolidated ventures for the three and six months ended June 30, 1998 as compared to the same periods in 1997 is due to the Partnership's recognition of its share of the earnings generated by A&D Title, L.P., a joint venture in which the Partnership obtained a 50% ownership interest in July 1997.

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

     The trial of all claims in the Raleigh action was held on April 7, 1997 through April 9, 1997. In a memorandum opinion dated may 23, 1997, the Court concluded that, while neither the partnership agreement nor the assignment agreement of the Partnership expressly states whether subsequent Holders of Interests have voting rights, a reasonable investor could have read the operative agreements as providing that subsequent Holders of Interests, such as Raleigh, have voting rights. The Partnership believed, among other things, that the Court erred in its application of the law to the facts on this issue and appealed the Court's decision on this aspect of the case. On the issue of whether the Special Committee properly denied Raleigh's request for admission as a Substituted Limited Partner, the Court upheld the denial of Raleigh's request. By order dated June 9, 1998, and after appeal of this matter to the Delaware Supreme Court, the Delaware Supreme Court affirmed the trial court on all issues.

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

     In April 1997, the Court issued an order certifying as a class action claims respecting the alleged violation of the Boca Raton ordinances. Both plaintiffs and defendants appealed the certification order. On appeal, the appellate court affirmed the trial court and extended the certification to all counts of the complaint. The Partnership is considering filing a motion for rehearing of the issues before the appellate court. Plaintiffs in the Savoy action moved for an appointment to a receiver over the Club. The Partnership moved to strike the motion and the Court granted the Partnership's motion. The Partnership has filed a third-party complaint for indemnification and contribution against Disney in these consolidated actions in the event the Partnership is held liable for acts taken by a subsidiary of Disney prior to the Partnership's involvement in the Club and property.

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


                ARVIDA/JMB PARTNERS, L.P.

                BY:   Arvida/JMB Managers, Inc.
                      (The General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: August 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 12, 1998