Form 10-Q/A
period 1998-06-30
ARVIDA JMB PARTNERS L P
filed 1998-09-09
CIK 814046

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



     The undersigned registrant hereby amends the following sections of its Report for June 30, 1998 on Form 10-Q as set forth in the pages attached hereto:

     PART I  FINANCIAL INFORMATION

     Item 1. Financial Statements
     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations

                          Pages 3 through 28



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



Dated:  September 8, 1998

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

     Year 2000

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define a year. Consequently, any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in other normal business activities.

     The Partnership has organized a team to review and prepare its computer systems for the year 2000 compliancy. This team has completed an internal assessment of its information system technology and determined a need to upgrade portions of the Partnership's software so that its computer systems would function properly with respect to dates in the year 2000 and thereafter, as well as a need to upgrade certain of the computer hardware utilized by the Partnership. The software upgrade was initiated in October 1997 and completed in May 1998 at an approximate cost of $110,000. A plan has been developed to review and upgrade the Partnership's computer hardware including its file servers and personal computers, which is currently estimated to cost approximately $300,000. This estimate includes the cost of testing the upgraded computer systems and replacing equipment which is not year 2000 compliant. The Partnership has commenced its implementation of the hardware upgrade, which is expected to be completed in approximately six months. To date, the Partnership has not conducted any testing of its upgraded computer systems to determine compliance with the year 2000. Testing of all the Partnership's computer systems is currently scheduled to take place in the fourth quarter of 1998 and is estimated to take approximately two weeks. At this time, the Partnership does not have a contingency plan to address the possibility of its system testing revealing its applications are not year 2000 compliant.

     In addition, all third party software vendors who exchange digital information with the Partnership have been identified and contacted regarding their year 2000 compliancy. The Partnership has received either oral or written responses from these vendors, all of which are in various stages of addressing the year 2000 issues. Certain of these software applications are not deemed critical to the operations of the Partnership. The Partnership's financial, human resource and payroll applications are classified as year 2000 compliant by their respective software vendors, but have not yet been tested by the Partnership. A test of their compliancy, as well as that of certain of the Partnership's internally developed software packages, will be included in the overall system testing scheduled for the fourth quarter of 1998. The financial, human resource and payroll application systems are supported by two major software vendors. In the event the Partnership's system testing reveals that, contrary to vendors claims these systems are not year 2000 compliant, the Partnership has access to all computer source codes for all business applications and currently believes it has the ability to make the necessary changes through the use of internal resources as well as utilizing third party consultants.

At this time, the Partnership does not have an estimate of the length of time which could potentially be required to make these changes, nor an estimate of the costs involved to make such changes.

     The Partnership's general brokerage operation utilizes an accounting software package which the vendor has indicated is not yet year 2000 compliant. However, the vendor is currently in the process of upgrading its software package and has indicated that testing of this upgrade will be performed in December 1998. This vendor has committed to providing an upgrade by no later than March 1999. There should be no additional cost to the Partnership in connection with this software upgrade as such upgrade is included in the annual maintenance fee paid by the Partnership to the vendor. In the event this upgrade is not completed or does not result in the software application being year 2000 compliant, the Partnership would expect to utilize its financial software application to account for its brokerage operation transactions. At this time, the Partnership does not have an estimate of the length of time which could potentially be required to make these changes, nor an estimate of the costs involved to make such changes.

     The Partnership is in the early stages of making an assessment of its non-information technology systems (such as its telephone, sprinkler and alarm systems). Managers of such systems have been instructed to contact the appropriate third party vendors to determine their year 2000 compliancy. This assessment is currently expected to be completed in the fourth quarter of 1998. In addition, the Partnership has contacted the various banks, insurance companies and state regulatory agencies with whom the Partnership has material relationships to determine their year 2000 readiness. Responses have been received from some, but not all of these institutions. The Partnership will contact any of these companies from which no response is received during the first quarter of 1999. The Partnership does not exchange digital information with those suppliers utilized in connection with the development and construction of its communities, and therefore, does not intend to contact those suppliers. To the extent such suppliers are unable to perform services due to their year 2000 related issues, the Partnership would expect to seek other similar suppliers who are capable of performing development and construction services.

     If the steps taken by the Partnership and its vendors to be year 2000 compliant are not successful, the Partnership could experience various operational difficulties. These could include, among other things, an inability to process transactions to the correct accounting period, difficulties in posting general ledger interfaces, an inability to process computer generated checks, bank transactions posted to the wrong periods, and the failure of scheduling applications which are date sensitive.

     The foregoing discussion of year 2000 issues and the Partnership's responses thereto is based upon information presently known and certain assumptions and estimates (including those relating to costs and timing of remediation) currently made by the Partnership, as well as statements and representations made to the Partnership by its third party vendors. There are various risks that assumptions and estimates made by the Partnership will not prove to be correct, that delays in testing or remediation may occur and/or that significant additional remediation efforts may be required. In addition, the Partnership is also relying on the efforts and statements and representations of third parties, in particular its third party software vendors. Accordingly, the information concerning the year 2000 issues and the Partnership's responses thereto, including the nature, extent, timing and cost of the Partnership's remediation efforts, are subject to change and such changes could be material. In addition, there is no assurance that the software applications and packages currently believed to be year 2000 compliant will prove to be so after testing or that the upgrade for the software package used in the Partnership's general brokerage operation will be delivered on a timely basis or will prove to be year 2000 compliant.

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

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define a year. Consequently, any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in other normal business activities.

     The Partnership has organized a team to review and prepare its computer systems for the year 2000 compliancy. This team has completed an internal assessment of its information system technology and determined a need to upgrade portions of the Partnership's software so that its computer systems would function properly with respect to dates in the year 2000 and thereafter, as well as a need to upgrade certain of the computer hardware utilized by the Partnership. The software upgrade was initiated in October 1997 and completed in May 1998 at an approximate cost of $110,000. A plan has been developed to review and upgrade the Partnership's computer hardware including its file servers and personal computers, which is currently estimated to cost approximately $300,000. This estimate includes the cost of testing the upgraded computer systems and replacing equipment which is not year 2000 compliant. The Partnership has commenced its implementation of the hardware upgrade, which is expected to be completed in approximately six months. To date, the Partnership has not conducted any testing of its upgraded computer systems to determine compliance with the year 2000. Testing of all the Partnership's computer systems is currently scheduled to take place in the fourth quarter of 1998 and is estimated to take approximately two weeks. At this time, the Partnership does not have a contingency plan to address the possibility of its system testing revealing its applications are not year 2000 compliant.

     In addition, all third party software vendors who exchange digital information with the Partnership have been identified and contacted regarding their year 2000 compliancy. The Partnership has received either oral or written responses from these vendors, all of which are in various stages of addressing the year 2000 issues. Certain of these software applications are not deemed critical to the operations of the Partnership. The Partnership's financial, human resource and payroll applications are classified as year 2000 compliant by their respective software vendors, but have not yet been tested by the Partnership. A test of their compliancy, as well as that of certain of the Partnership's internally developed software packages, will be included in the overall system testing scheduled for the fourth quarter of 1998. The financial, human resource and payroll application systems are supported by two major software vendors. In the event the Partnership's system testing reveals that, contrary to vendors claims these systems are not year 2000 compliant, the Partnership has access to all computer source codes for all business applications and currently believes it has the ability to make the necessary changes through the use of internal resources as well as utilizing third party consultants.

At this time, the Partnership does not have an estimate of the length of time which could potentially be required to make these changes, nor an estimate of the costs involved to make such changes.

     The Partnership's general brokerage operation utilizes an accounting software package which the vendor has indicated is not yet year 2000 compliant. However, the vendor is currently in the process of upgrading its software package and has indicated that testing of this upgrade will be performed in December 1998. This vendor has committed to providing an upgrade by no later than March 1999. There should be no additional cost to the Partnership in connection with this software upgrade as such upgrade is included in the annual maintenance fee paid by the Partnership to the vendor. In the event this upgrade is not completed or does not result in the software application being year 2000 compliant, the Partnership would expect to utilize its financial software application to account for its brokerage operation transactions. At this time, the Partnership does not have an estimate of the length of time which could potentially be required to make these changes, nor an estimate of the costs involved to make such changes.

     The Partnership is in the early stages of making an assessment of its non-information technology systems (such as its telephone, sprinkler and alarm systems). Managers of such systems have been instructed to contact the appropriate third party vendors to determine their year 2000 compliancy. This assessment is currently expected to be completed in the fourth quarter of 1998. In addition, the Partnership has contacted the various banks, insurance companies and state regulatory agencies with whom the Partnership has material relationships to determine their year 2000 readiness. Responses have been received from some, but not all of these institutions. The Partnership will contact any of these companies from which no response is received during the first quarter of 1999. The Partnership does not exchange digital information with those suppliers utilized in connection with the development and construction of its communities, and therefore, does not intend to contact those suppliers. To the extent such suppliers are unable to perform services due to their year 2000 related issues, the Partnership would expect to seek other similar suppliers who are capable of performing development and construction services.

     If the steps taken by the Partnership and its vendors to be year 2000 compliant are not successful, the Partnership could experience various operational difficulties. These could include, among other things, an inability to process transactions to the correct accounting period, difficulties in posting general ledger interfaces, an inability to process computer generated checks, bank transactions posted to the wrong periods, and the failure of scheduling applications which are date sensitive.

     The foregoing discussion of year 2000 issues and the Partnership's responses thereto is based upon information presently known and certain assumptions and estimates (including those relating to costs and timing of remediation) currently made by the Partnership, as well as statements and representations made to the Partnership by its third party vendors. There are various risks that assumptions and estimates made by the Partnership will not prove to be correct, that delays in testing or remediation may occur and/or that significant additional remediation efforts may be required. In addition, the Partnership is also relying on the efforts and statements and representations of third parties, in particular its third party software vendors. Accordingly, the information concerning the year 2000 issues and the Partnership's responses thereto, including the nature, extent, timing and cost of the Partnership's remediation efforts, are subject to change and such changes could be material. In addition, there is no assurance that the software applications and packages currently believed to be year 2000 compliant will prove to be so after testing or that the upgrade for the software package used in the Partnership's general brokerage operation will be delivered on a timely basis or will prove to be year 2000 compliant.

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