Form 10-Q
period 1998-09-30
ARVIDA JMB PARTNERS L P
filed 1998-11-17
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.   20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1998                           Commission file #0-16976




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

                                         CONSOLIDATED BALANCE SHEETS

                                  SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------

                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1998            1997
                                                                           -------------    -----------
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .     $ 33,611,102     79,411,195
Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .       15,491,627     12,444,016
Trade and other accounts receivable (net of allowance for doubtful accounts of $1,210,935 at September 30, 1998 and $692,940 at
  December 31, 1997). . . . . . . . . . . . . . . . . . . . . . . . . .       51,912,209     14,062,505
Mortgages receivable, net . . . . . . . . . . . . . . . . . . . . . . .            4,595        384,445
Real estate inventories . . . . . . . . . . . . . . . . . . . . . . . .      166,087,554    163,423,873
Property and equipment held for disposition or sale . . . . . . . . . .        7,717,749      6,484,713
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . .       34,018,769     35,279,528
Investments in and advances to joint ventures, net. . . . . . . . . . .        1,198,697      2,151,694
Equity memberships. . . . . . . . . . . . . . . . . . . . . . . . . . .        2,006,573      4,180,733
Amounts due from affiliates, net. . . . . . . . . . . . . . . . . . . .          886,124        665,134
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . .        7,846,474      8,135,020
                                                                            ------------   ------------

          Total assets. . . . . . . . . . . . . . . . . . . . . . . . .     $320,781,473    326,622,856
                                                                            ============   ============





                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                   CONSOLIDATED BALANCE SHEETS (CONTINUED)

(UNAUDITED)

                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                 ------------------------------------------

                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1998            1997
                                                                           -------------    -----------
Liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 20,375,807     16,260,574
  Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       37,438,160     21,930,275
  Accrued expenses and other liabilities. . . . . . . . . . . . . . . .       17,996,080     13,057,290
  Notes and mortgages payable, net. . . . . . . . . . . . . . . . . . .       66,318,334     78,136,007
                                                                            ------------   ------------
  Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .      142,128,381    129,384,146
                                                                            ------------   ------------

Partners' capital accounts:
  General Partner and Associate Limited Partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .           20,000         20,000
    Cumulative net income . . . . . . . . . . . . . . . . . . . . . . .       42,573,751     39,766,027
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (41,315,974)   (38,508,251)
                                                                            ------------   ------------
                                                                               1,277,777      1,277,776
                                                                            ------------   ------------
  Limited Partners:
    Capital contributions, net of offering costs. . . . . . . . . . . .      364,841,815    364,841,815
    Cumulative net income . . . . . . . . . . . . . . . . . . . . . . .      110,551,071     78,613,984
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .     (298,017,571)  (247,494,865)
                                                                            ------------   ------------
                                                                             177,375,315    195,960,934
                                                                            ------------   ------------
          Total partners' capital accounts. . . . . . . . . . . . . . .      178,653,092    197,238,710
                                                                            ------------   ------------

          Total liabilities and partners' capital . . . . . . . . . . .     $320,781,473    326,622,856
                                                                            ============   ============


                                 The accompanying notes are an integral part of these consolidated financial statements.

                                          ARVIDA/JMB PARTNERS, L.P.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1998          1997          1998          1997
                                                   -----------    ----------   -----------    ----------
Revenues:
  Housing . . . . . . . . . . . . . . . . . . . .  $53,110,915    56,850,265   152,689,387   134,740,429
  Homesites . . . . . . . . . . . . . . . . . . .    4,570,600     6,109,836     9,491,598    14,841,540
  Land and property . . . . . . . . . . . . . . .    9,039,152       633,940    25,135,478     3,914,289
  Operating properties. . . . . . . . . . . . . .    4,801,538     7,509,103    15,295,804    24,289,366
  Brokerage and other operations. . . . . . . . .    8,096,875     7,085,481    22,227,882    18,774,739
                                                   -----------   -----------   -----------   -----------
        Total revenues. . . . . . . . . . . . . .   79,619,080    78,188,625   224,840,149   196,560,363
                                                   -----------   -----------   -----------   -----------
Cost of revenues:
  Housing . . . . . . . . . . . . . . . . . . . .   44,021,504    47,964,413   122,806,287   115,347,052
  Homesites . . . . . . . . . . . . . . . . . . .    3,027,011     3,835,008     6,200,410     9,049,395
  Land and property . . . . . . . . . . . . . . .    6,823,150       507,056    14,935,486     3,034,835
  Operating properties. . . . . . . . . . . . . .    4,316,313     6,178,530    13,648,695    20,118,274
  Brokerage and other operations. . . . . . . . .    6,887,423     5,828,873    19,694,190    17,005,323
                                                   -----------   -----------   -----------   -----------
        Total cost of revenues. . . . . . . . . .   65,075,401    64,313,880   177,285,068   164,554,879
                                                   -----------   -----------   -----------   -----------
Gross operating profit. . . . . . . . . . . . . .   14,543,679    13,874,745    47,555,081    32,005,484
Selling, general and administrative expenses. . .   (4,716,514)   (5,044,291)  (13,063,886)  (17,243,606)
                                                   -----------   -----------   -----------   -----------
        Net operating income. . . . . . . . . . .    9,827,165     8,830,454    34,491,195    14,761,878

Interest income . . . . . . . . . . . . . . . . .      923,626       500,338     2,690,942     1,531,724
Equity in earnings (losses) of unconsolidated
  ventures. . . . . . . . . . . . . . . . . . . .      (24,776)       53,692       199,326        73,497
Interest and real estate taxes, net . . . . . . .     (841,815)   (1,640,154)   (2,636,652)   (3,612,204)
                                                   -----------   -----------   -----------   -----------




                                          ARVIDA/JMB PARTNERS, L.P.

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1998          1997          1998          1997
                                                   -----------    ----------   -----------    ----------

        Net income. . . . . . . . . . . . . . . .  $ 9,884,200     7,744,330    34,744,811    12,754,895
                                                   ===========   ===========   ===========   ===========

        Net income per Limited
          Partnership Interest. . . . . . . . . .  $     21.51         12.56         79.05         21.63
                                                   ===========   ===========   ===========   ===========

        Cash distributions per
          Limited Partnership
          Interest. . . . . . . . . . . . . . . .  $     50.00        175.00        125.06        235.04
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

                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                 (UNAUDITED)

                                                                                 1998             1997
                                                                             ------------     -----------
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 34,744,811      12,754,895
Charges (credits) to net income not requiring (providing) cash:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .     2,694,269       2,974,154
  Equity in earnings of unconsolidated ventures . . . . . . . . . . . . . .      (199,326)        (73,496)
  Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . . .        (3,027)         49,719
  Loss on disposition of property and equipment . . . . . . . . . . . . . .         4,992           2,814
  Gain on disposition of joint venture interest . . . . . . . . . . . . . .      (450,546)          --
Changes in:
  Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,047,611)     (3,680,070)
  Trade and other accounts receivable . . . . . . . . . . . . . . . . . . .   (37,846,677)     (5,391,883)
  Real estate inventories:
    Additions to real estate inventories. . . . . . . . . . . . . . . . . .  (130,182,445)   (122,775,973)
    Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   135,012,376     118,811,464
    Capitalized interest. . . . . . . . . . . . . . . . . . . . . . . . . .    (4,774,839)     (2,517,104)
    Capitalized real estate taxes . . . . . . . . . . . . . . . . . . . . .    (2,868,587)     (2,798,971)
  Equity memberships. . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,174,160         571,859
  Amounts due from affiliates, net. . . . . . . . . . . . . . . . . . . . .      (220,990)       (343,595)
  Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . .      (194,199)     (3,817,916)
  Accounts payable, accrued expenses and other liabilities. . . . . . . . .     8,944,211         574,304
  Deposits and unearned income. . . . . . . . . . . . . . . . . . . . . . .    15,507,885       7,558,908
                                                                             ------------     -----------

          Net cash provided by operating activities . . . . . . . . . . . .    19,294,457       1,899,109
                                                                             ------------     -----------




                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                                 1998             1997
                                                                             ------------     -----------
Cash flows from investing activities:
  Mortgages receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .       379,850         827,236
  Acquisitions of property and equipment. . . . . . . . . . . . . . . . . .    (2,192,008)     (2,857,482)
  Proceeds from disposals of property and equipment . . . . . . . . . . . .         3,215           2,739
  Joint venture distributions (contributions), net. . . . . . . . . . . . .       191,519         249,699
  Payments from (advances to) joint ventures. . . . . . . . . . . . . . . .         --                (12)
  Proceeds from sale of joint venture interest. . . . . . . . . . . . . . .     1,670,976           --
                                                                             ------------     -----------
          Net cash provided by (used in) investing activities . . . . . . .        53,552      (1,777,820)
                                                                             ------------     -----------
Cash flows from financing activities:
  Proceeds from notes and mortgages payable . . . . . . . . . . . . . . . .    10,861,501      86,580,797
  Payments of notes and mortgages payable . . . . . . . . . . . . . . . . .   (22,679,174)    (25,749,070)
  Distributions to General Partner and Associate Limited Partners . . . . .    (2,807,742)     (4,015,966)
  Distributions to Limited Partners . . . . . . . . . . . . . . . . . . . .   (50,522,687)    (94,955,457)
                                                                             ------------     -----------
          Net cash used in financing activities . . . . . . . . . . . . . .   (65,148,102)    (38,139,696)
                                                                             ------------     -----------
Decrease in Cash and cash equivalents . . . . . . . . . . . . . . . . . . .   (45,800,093)    (38,018,407)

Cash and cash equivalents, beginning of year. . . . . . . . . . . . . . . .    79,411,195      53,635,737
                                                                             ------------     -----------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . .  $ 33,611,102      15,617,330
                                                                             ============     ===========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest, net of amounts capitalized . .  $    210,072         799,794
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
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

                      SEPTEMBER 30, 1998 AND 1997

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

GENERAL

     Capitalized Interest and Real Estate Taxes

     Interest, including the amortization of loan fees, of $4,774,839 and $2,874,645 was incurred for the nine months ended September 30, 1998 and 1997, respectively, of which $4,774,839 and $2,517,104 was capitalized, respectively. Interest payments, including amounts capitalized, of $4,984,911 and $3,316,898 were made during the nine months ended
September 30, 1998 and 1997, respectively. Interest, including the amortization of loan fees, of $1,565,027 and $1,558,878 was incurred for the three months ended September 30, 1998 and 1997, respectively, of which $1,565,027 and $1,201,337 was capitalized, respectively. Interest payments, including amounts capitalized of $1,550,078 and $2,041,607 were made during the three months ended September 30, 1998 and 1997, respectively. The increase in interest incurred and paid during the nine months ended September 30, 1998 as compared to the same period in 1997 is due to an increase in the amount of debt outstanding during the period as the Partnership obtained a new credit facility on July 31, 1997. This facility is discussed in detail in the "Notes and Mortgages Payable" section of the Notes.

     Real estate taxes of $5,505,239 and $6,053,634 were incurred for the nine months ended September 30, 1998 and 1997, respectively, of which $2,868,587 and $2,798,971 were capitalized, respectively. Real estate tax payments of $379,910 and $579,935 were made during the nine months ended September 30, 1998 and 1997, respectively. In addition, real estate tax reimbursements totaling $280,634 and $244,706 were received from the Partnership's escrow agent during the nine months ended September 30, 1998 and 1997, respectively. Real estate taxes of $1,910,820 and $2,202,929 were incurred for the three months ended September 30, 1998 and 1997, respectively, of which $1,069,005 and $920,316 were capitalized, respectively. Real estate tax payments of $190,233 and $257,622 were made during the three months ended September 30, 1998 and 1997, respectively.
In addition, real estate tax reimbursements totaling $13,528 and $0, were received from the Partnership's escrow agent during the three months ended September 30, 1998 and 1997, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and other operating properties as these taxes are included in cost of revenues for operating properties.

     Property and Equipment and Other Assets

     Depreciation expense of $2,211,524 and $2,593,228 was incurred for the nine months ended September 30, 1998 and 1997, respectively. The decrease in depreciation expense for the nine months ended September 30, 1998 as compared to the same period in 1997 resulted from the Partnership discontinuing the recording of depreciation on its assets held for disposal in the first quarter of 1997, in accordance with FASB Statement No. 121. Amortization of other assets, excluding loan fees, of $295,245 and $212,466 was incurred for the nine months ended September 30, 1998 and 1997, respectively. Amortization of loan fees, which is included in interest expense, of $187,500 and $168,460 was incurred for the nine months ended September 30, 1998 and 1997, respectively. Depreciation expense of $749,288 and $752,083 was incurred for the three months ended September 30, 1998 and 1997, respectively. Amortization of other assets, excluding loan fees, of $98,415 and $130,698 was incurred for the three months ended September 30, 1998 and 1997, respectively. Amortization of loan fees, which is included in interest expense, of $62,500 and $60,402 was incurred for the three months ended September 30, 1998 and 1997, respectively.

     Partnership Distributions

     During September 1998, the Partnership made a distribution for 1998 of $20,200,000 to its Holders of Interests ($50.00 per Interest) and $1,122,209 to the General Partner and Associate Limited Partners, collectively. During February 1998, the Partnership made a distribution for 1997 of $30,300,000 to its Holders of Interests ($75.00 per Interest) and $1,683,313 to the General Partner and Associate Limited Partners, collectively. These distributions are the primary cause for the decrease in Cash and cash equivalents at September 30, 1998 as compared to December 31, 1997. In addition, during 1998 distributions totaling $22,706 (approximately $.06 per Interest) were deemed to be paid to the Holders of Interests, as they were remitted to North Carolina tax authorities on their behalf for the 1997 non-resident withholding tax. Distributions totaling $2,201 were also deemed to be made during 1998 to the General Partner and Associate Limited Partners, collectively, as such amount was remitted to the North Carolina tax authorities on their behalf.

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

     The Partnership has organized a team to review and prepare its computer systems for the Year 2000 compliancy. This team has completed an internal assessment of its information system technology and determined a need to upgrade portions of the Partnership's hardware and software so that its computer systems would function properly with respect to dates in the Year 2000 and thereafter. The software upgrade was initiated in October 1997 and completed in May 1998 at an approximate cost of $110,000. A plan has been developed to review and upgrade the Partnership's computer hardware including its file servers and personal computers, which is currently estimated to cost approximately $300,000. This estimate includes the cost of testing the upgraded computer systems and replacing equipment which is not Year 2000 compliant. The Partnership has commenced its implementation of the hardware upgrade, which is expected to be completed in the first quarter of 1999. The Partnership began testing its computer systems in November 1998 to determine compliance with the Year 2000. Such testing is estimated to take approximately four weeks. At the conclusion of the Year 2000 testing, the Partnership will determine if it is necessary to develop a contingency plan for any application which is not Year 2000 compliant.

     In addition, all third party software vendors who exchange digital information with the Partnership have been identified and contacted regarding their Year 2000 compliancy. The Partnership has received either oral or written responses from these vendors, all of which are in various stages of addressing the Year 2000 issues. Certain of these software applications are not deemed critical to the operations of the Partnership. The Partnership's financial, human resource and payroll applications are classified as Year 2000 compliant by their respective software vendors, but have not yet been tested by the Partnership. A test of their compliancy, as well as that of certain of the Partnership's internally developed software packages, will be included in the overall system testing scheduled for the fourth quarter of 1998. The financial, human resource and payroll application systems are supported by two major software vendors. In the event the Partnership's system testing reveals that these systems are not Year 2000 compliant, the Partnership has access to all computer source codes for all business applications and currently believes it has the ability to make the necessary changes through the use of internal resources as well as utilizing third party consultants. However, the Partnership does not have an estimate of the length of time which could potentially be required to make these changes, nor an estimate of the costs involved to make such changes.

     The Partnership's general brokerage operation utilizes an accounting software package for internal reporting purposes which the vendor has indicated is not yet Year 2000 compliant. However, the vendor is currently in the process of upgrading its software package and has indicated that testing of this upgrade will be performed in December 1998. This vendor has committed to providing an upgrade by no later than March 1999. There should be no additional cost to the Partnership in connection with this software upgrade as such upgrade is included in the annual maintenance fee paid by the Partnership to the vendor. In the event this upgrade is not completed or does not result in the software application being Year 2000 compliant, the Partnership would expect to utilize its financial software application to account for its brokerage operation transactions as a contingency plan. However, the Partnership does not have an estimate of the length of time which could potentially be required to make these changes, nor an estimate of the costs involved to make such changes.

     The Partnership is in the planning stage to assess its non-information technology systems (such as its telephone, sprinkler and alarm systems). Managers of such systems have been instructed to contact the appropriate third party vendors to determine their Year 2000 compliancy. This assessment is currently expected to be completed in the first quarter of 1999. In addition, the Partnership has contacted the various banks, insurance companies and state regulatory agencies with whom the Partnership has material relationships to determine their Year 2000 readiness. Responses have been received from some, but not all of these institutions. The Partnership will contact any of these companies from which no response is received during the first quarter of 1999. The Partnership does not exchange digital information with those suppliers utilized in connection with the development and construction of its communities, and therefore, does not intend to contact those suppliers. To the extent such suppliers are unable to perform services due to their Year 2000 related issues, the Partnership would expect to seek other similar suppliers who are capable of performing development and construction services.

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

     The foregoing discussion of Year 2000 issues and the Partnership's responses thereto are based upon information presently known and certain assumptions and estimates (including those relating to costs and timing of remediation) currently made by the Partnership, as well as statements and representations made to the Partnership by its third party vendors. There are various risks that assumptions and estimates made by the Partnership will not prove to be correct, that delays in testing or remediation may occur and/or that significant additional remediation efforts may be required. The Partnership is also relying on the efforts and statements and representations of third parties, in particular its third party software vendors. Accordingly, the information concerning the Year 2000 issues and the Partnership's responses thereto, including the nature, extent, timing and cost of the Partnership's remediation efforts, are subject to change and such changes could be material. In addition, there is no assurance that the software applications and packages currently believed to be Year 2000 compliant will prove to be so after testing or that the upgrade for the software package used in the Partnership's general brokerage operation will be delivered on a timely basis or will prove to be Year 2000 compliant.

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

In addition, Disney has filed a three count counterclaim in which it seeks among other things: a complete accounting of liabilities allegedly assumed but not discharged by the Partnership to ascertain whether certain funds, not to exceed $2.9 million, are due Disney in accordance with the purchase agreement; an unspecified amount of damages exceeding $500,000 allegedly representing workers compensation and warranty payments made by Disney, which Disney alleges are obligations of the Partnership; an accounting for funds disbursed from a claims pool in the amount of $3,000,000 established by the parties; and attorney fees and costs. The Partnership intends to defend itself vigorously against these claims.

     By order dated July 29, 1998, the court granted the Partnership's motion for summary judgment against Disney on the issue of whether the Partnership is entitled to a purchase price reduction under the terms of the contract with Disney for the acquisition of substantially all of the real estate and other assets of Arvida Corporation. By an order of the same date, the court denied Disney's motion for summary judgment on the issue of whether the Partnership is entitled to indemnification for various environmental issues. Disney is seeking permission to appeal the court's ruling that the Partnership is entitled to a purchase price reduction. The case is set for further proceedings before the court, which may include, among other things, a ruling on Disney's request for permission to appeal and resolution of the remaining issues in the case. There are no assurances relating to the amount of damages that the Partnership may receive or the amount of liability that the Partnership may incur in connection with the remaining issues to be addressed by the court.

NOTES AND MORTGAGES PAYABLE

     On July 31, 1997, the Partnership obtained a new credit facility from certain banks, with Barnett Bank, N.A. ("Barnett") being the primary agent on the facility. The credit facility consists of a $75 million term loan, a $20 million revolving line of credit and a $5 million letter of credit facility. This credit facility matures on July 31, 2001. The term loan has annual scheduled principal repayments of $12.5 million, as well as additional annual principal repayments based upon a specified percentage or amount of the Partnership's available cash. The maximum required principal repayments, including the scheduled repayments, generally will not exceed $18.75 million per annum. The remaining outstanding balance on the facility is due upon maturity. Prior to September 1, 1998, interest on the facility was based, at the Partnership's option, on the relevant LIBOR plus 2.25% per annum or Barnett's prime rate (8.25% at September 30, 1998). The Partnership also obtained interest rate swaps covering two-thirds of the original term loan commitment which are amortized annually until termination of the swap agreements on July 31, 2001. Loan fees totaling 1% of the total facility were paid by the Partnership upon the closing of the loan. Such fees have been capitalized and are being amortized over the life of the loan. The term loan, revolving line of credit and letter of credit facility are secured by recorded mortgages on real property of the Partnership (including certain of its consolidated ventures) and pledges of certain other assets. All of the loans under this facility are cross-collateralized and cross-defaulted. At September 30, 1998, the balances outstanding on the term loan, the revolving line of credit and the letter of credit facility were approximately $49,000,000, $0 and $789,000, respectively. For the nine month period ended September 30, 1998, the combined effective interest rate for the Partnership's credit facilities, including the amortization of loan origination fees, and the effect of the interest rate swap agreements was approximately 8.6% per annum.

     Due to the replacement of the Partnership's previous letter of credit facility by the new credit facility in July 1997, the Partnership was required to post approximately $4.2 million in cash as collateral with its previous lender for the letters of credit which continue to be obligations of that lender. Such letters of credit are expected to be replaced by either letters of credit issued under the credit facility or by bonds.
Once the letters of credit are replaced, the cash collateral will be released to the Partnership. As of September 30, 1998, approximately $1.9 million of such cash collateral had been released to the Partnership, leaving a balance outstanding under this previous letter of credit facility of approximately $2.3 million.

     In February 1998, the Partnership prepaid the $12.5 million principal repayment on the term loan scheduled for July 1998. In addition, in exchange for a rate reduction of 50 basis points on its credit facility, the Partnership made an additional $7.25 million prepayment on the term loan in August 1998. As a result of this transaction, interest on the credit facility is now based, at the Partnership's option, on the relevant LIBOR plus 1.75% per annum or the lender's prime rate. In November 1998, the Partnership also prepaid $7,333,333 of the $12.5 million principal repayment on the term loan scheduled for July 1999.

     Effective September 1, 1998, First Union National Bank became the successor agent on the credit facility replacing Barnett as the primary agent by paying off the outstanding principal balances as of August 31, 1998 owed to Barnett and one of the other lenders on the facility. In connection with this transaction, the Partnership paid all interest accrued on the facility through August 31, 1998, as well as certain other fees and closing costs. With the exception of the interest rate reduction discussed above, all of the terms of the original loan agreement remain the same.

     Construction of one of the two remaining buildings to be completed at Arvida's Grand Bay commenced in 1997. Revenues recognized for this building under the percentage of completion method of accounting are the primary cause for the increase in housing revenues for the nine month period ended September 30, 1998 as compared to the same period in 1997, as well as the increase in Trade and other accounts receivable on the accompanying consolidated balance sheets at September 30, 1998 as compared to December 31, 1997. During 1998, the Partnership continued to borrow against its $21 million revolving construction line of credit to fund the construction of this building. This line of credit bears interest, at the Partnership's option, at either the relevant LIBOR plus 2.0% per annum or at the lender's prime rate (8.25% at September 30, 1998), and matures in August 1999. At September 30, 1998, there was approximately $12,014,000 outstanding under this line of credit, which is expected to be repaid with future proceeds from sales of units within this building. The Partnership anticipates it will borrow additional funds under this line of credit during 1998 for the remaining building to be constructed within Arvida's Grand Bay.

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

     During July 1997, the Partnership entered into a joint venture agreement with an unaffiliated third party to form A&D Title, L.P. The joint venture was formed to act as an agent in connection with the issuance of title insurance, primarily related to closings in the Partnership's Weston community. The Partnership obtained a 50% ownership interest in the joint venture, and is accounting for its investment in accordance with the equity method of accounting. The Partnership's recognition of its share of this venture's earnings is the primary cause for the increase in equity in earnings (losses) of unconsolidated ventures on the accompanying consolidated statements of operations for the nine month period ended September 30, 1998 as compared to the same period in 1997.

     During August 1997, the remaining properties owned by the Tampa 301 Associates Joint Venture and substantially all of the remaining properties owned by the Ocala 202 Joint Venture were sold. The net profit generated by the sales of these properties resulted in approximately $91,000 of earnings for the Partnership.

     In January 1998, the Partnership sold its approximate 33% interest in the H.A.E. Joint Venture to one of its venture partners. This sale is reflected in land and property revenues and cost of revenues on the accompanying consolidated statements of operations for the nine month period ended September 30, 1998, and is the primary cause for the decrease in Investments in and advances to joint ventures on the accompanying consolidated balance sheets at September 30, 1998 as compared to December 31, 1997.

     In April 1998, the Metrodrama Joint Venture closed on the sale of approximately 29 acres of undeveloped commercial property to an unaffiliated third party. This sale is reflected in land and property revenues and cost of revenues on the accompanying consolidated statements of operations for the nine month period ended September 30, 1998. This transaction generated a profit for financial reporting and Federal income tax purposes.

EQUITY MEMBERSHIPS

     In May 1998, the Partnership sold its remaining Sawgrass Country Club memberships to the Sawgrass Country Club, Inc. for a total sales price of approximately $2.4 million. This transaction is reflected in land and property revenues and cost of revenues on the accompanying consolidated statements of operations for the nine month period ended September 30, 1998, and is the primary cause for the decrease in equity memberships on the accompanying consolidated balance sheets at September 30, 1998 as compared to December 31, 1997. This transaction generated a profit for financial reporting and Federal income tax purposes.

TRANSACTIONS WITH AFFILIATES

     The Partnership, subject to certain limitations, may engage affiliates of the General Partner for property management, insurance and certain other administrative services to be performed in connection with the administration of the Partnership and its assets. The total of such costs for the nine months ended September 30, 1998 was approximately $224,000, all of which was paid as of September 30, 1998. The total of such costs for the nine months ended September 30, 1997 was approximately $324,700.
In addition, the General Partner and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Partnership and the operation of the Partnership's properties. Such costs were approximately $195,100 and $154,500 for the nine months ended September 30, 1998 and 1997, respectively, all of which were paid as of September 30, 1998.

     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the nine month period ended September 30, 1998, the amount of such costs incurred by the Partnership on behalf of these affiliates totaled approximately $1,318,200. At September 30, 1998, approximately $241,900 was owed to the Partnership, of which approximately $96,900 was received as of November 4, 1998. For the nine month period ended September 30, 1997, the Partnership was entitled to reimbursements of approximately $914,500.

     Prior to June 1996, the Partnership and Arvida/JMB Partners, L.P.-II (a publicly-held limited partnership affiliated with the General Partner) each employed project related and administrative personnel who performed services on behalf of both partnerships. In addition, certain out-of-pocket expenditures related to such services and other general and administrative costs were incurred and charged to each partnership as appropriate. The Partnership receives reimbursements from Arvida/JMB Partners, L.P.-II for these costs (including salary and salary-related costs). Subsequent to June 1996, Arvida/JMB Partners, L.P.-II no longer employed any project-related or administrative personnel and incurred no costs on behalf of the Partnership. For the nine month periods ended September 30, 1998 and 1997, the Partnership was entitled to receive approximately $60,000 and $90,800, respectively, from Arvida/JMB Partners, L.P.-II, all of which was received as of September 30, 1998.

     Through December 31, 1997, Arvida Company ("Arvida"), pursuant to an agreement with the Partnership, provided development and management supervisory and advisory services and personnel therefor to the Partnership for all of its projects and operations. Pursuant to such agreement, the Partnership reimbursed Arvida for all of its out-of-pocket expenditures (including salary and salary-related costs), subject to certain limitations. The total of such costs for the nine month period ended September 30, 1997 was approximately $5,141,000, all of which was paid at September 30, 1997. In addition, the Partnership was owed approximately $51,200 from Arvida at September 30, 1998, for overpayments of certain salary and salary related costs from 1997 as well as services performed by employees of the Partnership on behalf of Arvida, none of which was paid as of November 4, 1998.

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

     For the nine month period ended September 30, 1998, the Partnership reimbursed St. Joe/Arvida or its affiliates approximately $3,930,000 for the services provided to the Partnership by St. Joe/Arvida pursuant to the sub-management agreement discussed above. In addition, at September 30, 1998 the Partnership owed St. Joe/Arvida approximately $107,700 for general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of St. Joe/Arvida on behalf of the Partnership, all of which was paid as of November 4, 1998. The Partnership also receives reimbursement from St. Joe/Arvida for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership on behalf of St. Joe/Arvida. For the nine month period ended September 30, 1998, the Partnership was entitled to receive approximately $544,100 from St. Joe/Arvida or its affiliates. Of this amount, approximately $73,100 was owed to the Partnership at September 30, 1998, all of which was received as of November 4, 1998.

     The Partnership pays for certain general and administrative costs on behalf of its equity clubs, homeowners associations and maintenance associations (including salary and salary-related costs and legal fees). The Partnership receives reimbursements from these entities for such costs.

For the nine month periods ended September 30, 1998 and 1997, the Partnership was entitled to receive approximately $731,800 and $1,288,300, respectively, from these entities. At September 30, 1998, approximately $150,800 was owed to the Partnership, all of which was received as of November 4, 1998.

     The Partnership, pursuant to certain agreements, provides management and other personnel and services to certain of its equity clubs. Pursuant to these agreements, the Partnership is entitled to receive management fees for the services provided to these clubs. For the nine months ended September 30, 1998 and 1997, the Partnership was entitled to receive approximately $429,000 and $387,800, respectively. At September 30, 1998, approximately $472,400 was unpaid (including amounts owed from the previous year), of which $50,000 was received as of November 4, 1998.

     The Partnership funds working capital advances and operating deficits of its equity clubs, as well as operating deficits of its homeowners associations as required or deemed necessary. The working capital advances are non-interest bearing, short-term in nature, and are expected to be reimbursed from future cash flows of the equity clubs. The funding of operating deficits is expensed by the Partnership. The Partnership also funds, at its option, certain capital expenditures of its equity clubs. In April 1998, control of Jacksonville Golf & Country Club ("JG&CC") was turned over to the club members. As a result, effective April 1, 1998, the Partnership is no longer involved in the ownership or management of JG&CC and has no further responsibility to fund JG&CC's operations. In addition, all outstanding balances between the Partnership and JG&CC were paid upon the turnover of the club to its members. At September 30, 1998, the Partnership owed one of its homeowner associations approximately $32,700 for prior year amounts funded by the association which were the Partnership's obligation, none of which was paid as of November 4, 1998.

     The Partnership periodically incurs salary and salary-related costs on behalf of an affiliate of the General Partner of the Partnership. The Partnership was entitled to receive approximately $366,100 and $255,700 for such costs for the nine months ended September 30, 1998 and 1997, respectively, of which approximately $37,100 was owed to the Partnership at September 30, 1998 (including amounts owed from the previous year), none of which was received as of November 4, 1998.

     In accordance with the Partnership Agreement, the General Partner and Associate Limited Partners have deferred a portion of their distributions of net cash flow from the Partnership totaling approximately $9,005,000 as of September 30, 1998. This amount does not bear interest and is expected to be paid in future periods subject to certain restrictions in the partnership agreement of the Partnership. In addition, in connection with the settlement of certain litigation, the General Partner and the Associate Limited Partners deferred approximately $1,259,000 of their share of the August 1997 distribution which was otherwise distributable to them, and such deferred distribution amount was used by the Partnership to pay a portion of the legal fees and expenses in such litigation. The General Partner and Associate Limited Partners will be entitled to receive such deferred amount after the Holders of Interests have received a specified amount of distributions from the Partnership after July 1, 1996.

     All amounts receivable from or payable to the General Partner or its affiliates do not bear interest and are expected to be paid in future periods.

COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under standby letters of credit and performance bonds for approximately $789,000 and $15,716,000, respectively, at September 30, 1998. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable under performance bonds for approximately $1,020,000 at September 30, 1998.

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

     The trial of all claims in the Raleigh action was held on April 7, 1997 through April 9, 1997. In a memorandum opinion dated May 23, 1997, the Court concluded that, while neither the partnership agreement nor the assignment agreement of the Partnership expressly states whether subsequent Holders of Interests have voting rights, a reasonable investor could have read the operative agreements as providing that subsequent Holders of Interests, such as Raleigh, have voting rights. The Partnership believed, among other things, that the Court erred in its application of the law to the facts on this issue and appealed the Court's decision on this aspect of the case. On the issue of whether the Special Committee properly denied Raleigh's request for admission as a Substituted Limited Partner, the Court upheld the denial of Raleigh's request. By order dated June 9, 1998, and after appeal of this matter to the Delaware Supreme Court, the Delaware Supreme Court affirmed the trial court on all issues. The Partnership expects counsel for Raleigh and counsel for the intervening class will seek an award of attorneys fees, although no such application for award of fees has been filed to date.

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

     One of the Partnership's insurance carriers has been funding settlements of various litigation related to Hurricane Andrew. In some, but not all, instances, the insurance carrier has provided the Partnership with written reservation of rights letters. The aggregate amount of the settlements funded to date by this carrier is approximately $8.12 million. The insurance carrier that funded these settlements pursuant to certain reservations of rights has stated its position that it has done so pursuant to various non-waiver agreements. The carrier's position was that these non-waiver agreements permitted the carrier to fund settlements without preventing the carrier from raising insurance coverage issues or waiving such coverage issues. On May 23, 1995, the insurance carrier rescinded the various non-waiver agreements currently in effect regarding the remainder of the Hurricane Andrew litigation, allegedly without waiving any future coverage defenses, conditions, limitations, or rights. For this and other reasons, the extent to which the insurance carrier may recover any of these proceeds from the Partnership is uncertain. Therefore, the accompanying consolidated financial statements do not reflect any accruals related to this matter.

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

     On or about October 16, 1995, a lawsuit was filed against the Partnership and others in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida, entitled Council of Villages, Inc. et al v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida/JMB Partners, Ltd., Broken Sound Club, Inc., and Country Club Maintenance Association, Inc. The multi-count complaint, as amended, is brought as a class action, and individually, on behalf of various residents of the Broken Sound Community, and alleges that defendants engaged in various acts of misconduct in, among other things, the establishment, operation, management and marketing of the Broken Sound golf course and recreational facilities, as well as the alleged improper failure to turn over such facilities to the Broken Sound homeowners on a timely basis. Plaintiffs seek, through various theories, including but not limited to breach of ordinance, fiduciary duty, fraud, constructive trust and civil theft, damages in excess of $45 million, the appointment of a receiver for the Broken Sound Club, other unspecified compensatory damages, the right to seek punitive damages, treble damages, prejudgment interest, attorneys' fees and costs. The Partnership believes that the lawsuit is without merit and intends to vigorously defend itself in this matter.

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

     In April 1997, the Court issued an order certifying as a class action claims respecting the alleged violation of the Boca Raton ordinances. Both plaintiffs and defendants appealed the certification order. On appeal, the appellate court approved certification of a class action for the following counts: breach of ordinance, breach of fiduciary duty, civil theft (treble damages), breach of a constructive trust and unjust enrichment. The Partnership has filed a motion for rehearing of the issues before the appellate court. Plaintiffs in the Savoy action moved for an appointment of a receiver over the Club. The Partnership moved to strike the motion and the Court granted the Partnership's motion. The Partnership has filed a third-party complaint for indemnification and contribution against Disney in these consolidated actions in the event the Partnership is held liable for acts taken by a subsidiary of Disney prior to the Partnership's involvement in the Club and property.

     The Partnership owns a 50% joint venture interest in 31 commercial/ industrial acres in Pompano Beach, Florida, which is encumbered by a mortgage loan in the principal amount of approximately $3.4 million at September 30, 1998. During April 1992, as a result of the Partnership's previous determination that the development of the land was no longer economically profitable, the Partnership and its joint venture partner each tendered payment in the amount of approximately $3.1 million to the lender for their respective shares of the guarantee payment required under the loan agreement and certain other holding costs, the majority of which reduced the outstanding mortgage loan to its current balance. The venture also intended at that time to convey title to the property to the lender; however, such conveyance was deferred until resolution of certain general development obligations of the venture as well as certain environmental issues. The joint venture had been negotiating with the lender regarding
the scope of the development work required to be done.   Negotiations with
the lender were unsuccessful, and the lender filed a lawsuit entitled Bankers' Trust Company v. Arvida/JMB Partners, L.P., et al., Case No. 95-2780 in the Broward County Circuit Court in which the lender asserted, among other things, that the mortgage loan was with recourse to the joint venture partners as a result of the partners' failure to perform in accordance with the terms of the loan agreement. The lender demanded payment of the outstanding loan balance plus interest thereon. The lawsuit has been resolved. On or about July 18, 1997, the parties entered into an agreement for the settlement of the lawsuit which provided for, among other things, the payment of $300,000 by the Partnership, $300,000 on behalf of the joint venture partner, the payment of back taxes on the property by the joint venture in the amount of $302,398, a commitment by the joint venture to remediate the property on or before June 30, 2000 in accordance with the settlement agreement, issuance of a new non-recourse note, a mortgage modification and dismissal of the lawsuit with prejudice and without costs.

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

     In June 1998, the joint venture entered into a contract with an unaffiliated third party for the sale of the 31 acres of land in Pompano Beach, Florida. The closing was contingent upon the satisfaction of various conditions, which have not been satisfied. The contract was terminated by the purchaser, and the joint venture is again marketing the property.

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

ASSETS HELD FOR DISPOSITION

     Several of the Partnership's assets which had been held for disposition were sold during the fourth quarter of 1997. The results of operations for the Partnership's cable operation in Weston, which continued to be held for disposition at September 30, 1998, totaled approximately $0.9 million for the nine months ended September 30, 1998, and are included in operating properties revenues and cost of revenues on the accompanying consolidated statements of operations. See further discussion regarding this sale in the "Subsequent Events" section of the Notes. The combined results of operations for the Partnership's assets held for disposition during the nine months ended September 30, 1997 totaled approximately $3.6 million.

ADJUSTMENTS

     In the opinion of the General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of September 30, 1998 and December 31, 1997 and for the three and nine months ended September 30, 1998 and 1997.

SUBSEQUENT EVENTS

     In July 1998, the Partnership entered into a contract with an unaffiliated third party for the sale of the Partnership's cable operation in Weston. The sale of the cable operation subsequently closed on October 30, 1998 for a sale price of $31.2 million, generating a profit for financial reporting and Federal income tax purposes.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements ("Notes") contained in this report for additional information concerning the Partnership and its operations.

     At September 30, 1998 and December 31, 1997, the Partnership had cash and cash equivalents of approximately $33,611,000 and $79,411,000, respectively. The decrease in Cash and cash equivalents at September 30, 1998 as compared to December 31, 1997 is due primarily to distributions to partners and Holders of Interests made during February and September 1998 totaling approximately $53 million.

     Pursuant to Section 5.5 J of the Partnership Agreement, on October 23, 1997, the Board of Directors of the General Partner met and approved a resolution selecting the option set forth in Section 5.5 J.(i)(c) of the Partnership Agreement for the Partnership to commence an orderly disposition of its remaining assets that is to be completed by the end of October 2002.

     In November, the General Partner entered into an agreement (the "Buy/Sell Agreement") with Raleigh Capital Associates, L.P. ("Raleigh") and The St. Joe Company ("St. Joe"), which, subject to the satisfaction of certain conditions, will result in either St. Joe acquiring all of the Interests owned by Raleigh or Raleigh acquiring substantially all of the assets of the General Partner, including its interest as general partner in the Partnership, and the interests of the Associate Limited Partners in the Partnership. Raleigh currently owns about 26% of the outstanding Interests. St. Joe does not currently own any Interests.

     Pursuant to the Buy/Sell Agreement, the General Partner and St. Joe delivered a notice to Raleigh on November 11, 1998, that contained the price (the "Buy/Sell Price") at which St. Joe has agreed to purchase all of Raleigh's Interests, $430 per Interest. The General Partner has agreed that the Buy/Sell Price would be the basis for determining the sale price for the assets to be acquired by Raleigh from the General Partner and the Associate Limited Partners, and this sale price was included in the notice to Raleigh. Raleigh has until December 10, 1998 to determine whether it will sell all of its Interests to St. Joe or purchase the assets of the General Partner and the Associate Limited Partners. If it elects to purchase, Raleigh is required to make a tender offer (the "Offer") for any and all Interests not owned by Raleigh at a price equal to or greater than the Buy/Sell Price and on other terms and conditions set forth in the Buy/Sell Agreement. Upon acquisition of the assets from the General Partner, Raleigh (or its affiliates) would become the successor general partner of the Partnership. If Raleigh elects to sell, St. Joe is not required to make a tender offer for any Interests.

     Under the terms of the Buy/Sell Agreement, for a specified period of time commencing on the date of the Buy/Sell Agreement, Raleigh has agreed that neither it nor its affiliates will, directly or indirectly, (i) request a meeting of, or solicit or participate in the solicitation of proxies or consents from, Holders of Interests, except for the solicitation of proxies or consents for purposes of effecting the consummation of the Offer or otherwise as permitted by the Buy/Sell Agreement, or (ii) initiate, propose or otherwise participate in a business combination or similar transaction involving the Partnership, including a merger, tender offer or sale or liquidation of the Partnership, other than the Offer and the purchase of the assets of the General Partner and the Associate Limited Partners, without the prior approval of the General Partner.

     Pursuant to the Buy/Sell Agreement, the General Partner has agreed that, for a specified period of time commencing on the date of the Buy/Sell Agreement, the General Partner will not cause or permit the Partnership to propose or take any action outside of the ordinary course of the business of the General Partner or the Partnership, including the refinancing of any properties or the incurrence of any indebtedness by the Partnership, other than in the ordinary course of its business and consistent with past practices, the authorization or proposal of any merger or business combination involving the Partnership, the disposition by the Partnership of all or substantially all of its assets or a material change in the Partnership's capitalization, except that, notwithstanding the foregoing, the General Partner and the Partnership may take action constituting or proposing any such transaction to the extent that the General Partner determines in the good faith exercise of its judgment, after consultation with counsel, that the failure to take or propose such transaction would reasonably be expected to be a violation of its fiduciary duty to Holders of Interest.

     In connection with the Buy/Sell Agreement, Raleigh and St. Joe have entered into separate confidentiality agreements with the Partnership pursuant to which Raleigh or St. Joe, as the case may be, is entitled to receive non-public information concerning the Partnership and, in return, Raleigh or St. Joe, as the case may be, has agreed to treat such information as confidential in accordance with the terms of the relevant confidentiality agreement and to take or abstain from taking certain other actions in accordance with the relevant confidentiality agreement. St. Joe owns a majority interest in St. Joe/Arvida, which, through a sub-management agreement, provides a substantial portion of the development and management supervisory and advisory services (and personnel with respect thereto) to the Partnership.

     On July 31, 1997, the Partnership obtained a new credit facility from certain banks, with Barnett being the primary agent on the facility. The credit facility consists of a $75 million term loan, a $20 million revolving line of credit and a $5 million letter of credit facility. This credit facility matures on July 31, 2001. The term loan has annual scheduled principal repayments of $12.5 million, as well as additional annual principal repayments based upon a specified percentage or amount of the Partnership's available cash. The maximum principal repayments, including the scheduled repayments, generally will not exceed $18.75 million per annum. The remaining outstanding balance on the facility is due upon maturity. Prior to September 1, 1998, interest on the facility was based, at the Partnership's option, on the relevant LIBOR plus 2.25% per annum or Barnett's prime rate. The Partnership also obtained interest rate swaps covering two-thirds of the original term loan commitment which are amortized annually until termination of the swap agreements on July 31, 2001. Loan fees totaling 1% of the total facility were paid by the Partnership upon the closing of the loan. Such fees have been capitalized and are being amortized over the life of the loan. In addition, due to the replacement of the Partnership's previous letter of credit facility by the existing credit facility, the Partnership was required to post approximately $4.2 million cash as collateral with its previous lender for letters of credit which continue to be obligations of that lender. The letters of credit are expected to be replaced by either letters of credit issued under the facility or by bonds, at which time the cash collateral will be released to the Partnership. As of September 30, 1998, approximately $1.9 million of such cash collateral had been released to the Partnership, leaving a balance outstanding under this previous letter of credit facility of approximately $2.3 million. The term loan, revolving line of credit and letter of credit facility are secured by recorded mortgages on real property of the Partnership (including certain of its consolidated ventures) and pledges of certain other assets. All of the loans under this facility are cross-collateralized and cross-defaulted. At September 30, 1998, the balances outstanding under the term loan, the revolving line of credit and the letter of credit facility were approximately $49,000,000, $0 and $789,000, respectively.

     In February 1998, the Partnership prepaid the $12.5 million principal repayment on the term loan scheduled for July 1998. In addition, in exchange for a rate reduction of 50 basis points on its credit facility, the Partnership made an additional $7.25 million prepayment on the term loan in August 1998. As a result of this transaction, interest on the credit facility is now based, at the Partnership's option, on the relevant LIBOR plus 1.75% per annum or the lender's prime rate. In November 1998, the Partnership also prepaid $7,333,333 of the $12.5 million principal repayment on the term loan scheduled for July 1999.

     Effective September 1, 1998, First Union National Bank became the successor agent on the credit facility replacing Barnett as the primary agent by paying off the outstanding principal balances as of August 31, 1998 owed to Barnett and one of the other lenders on the facility. In connection with this transaction, the Partnership paid all interest accrued on the facility through August 31, 1998, as well as certain other fees and closing costs. With the exception of the interest rate reduction discussed above, all of the terms of the original loan agreement remain the same.

     During 1998, the Partnership borrowed against its $21 million revolving construction line of credit to fund the construction of one of the two remaining buildings within Arvida's Grand Bay. This line of credit bears interest, at the Partnership's option, at either the relevant LIBOR plus 2.0% per annum or at the lender's prime rate (8.25% at September 30, 1998), and matures in August 1999. At September 30, 1998, there was approximately $12,014,000 outstanding under this line of credit, which is expected to be repaid with future proceeds from sales of units within this building. The Partnership anticipates it will borrow additional funds under this line of credit during 1998 for the remaining building to be constructed within Arvida's Grand Bay.

     In July 1998, the Partnership entered into a contract with an unaffiliated third party for the sale of the Partnership's cable operation in Weston. The sale of the cable operation subsequently closed on October 30, 1998 for a sale price of 31.2 million, generating a profit for financial reporting and Federal income tax purposes.

     In accordance with the Partnership Agreement, the General Partner and Associate Limited Partners have deferred a portion of their distributions of net cash flow from the Partnership totaling approximately $9,005,000 as of September 30, 1998. This amount does not bear interest and is expected to be paid in future periods subject to certain restrictions contained in the partnership agreement of the Partnership. In addition, in connection with the settlement of certain litigation, the General Partner and the Associate Limited Partners deferred approximately $1,259,000 of their share of the August 1997 distribution which was otherwise distributable to them, and such deferred distribution amount was used by the Partnership to pay a portion of the legal fees and expenses in such litigation. The General Partner and Associate Limited Partners will be entitled to receive such deferred amount after the Holders of Interests have received a specified amount of distributions from the Partnership after July 1, 1996.

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

     The Partnership has organized a team to review and prepare its computer systems for the Year 2000 compliancy. This team has completed an internal assessment of its information system technology and determined a need to upgrade portions of the Partnership's hardware and software so that its computer systems would function properly with respect to dates in the Year 2000 and thereafter. The software upgrade was initiated in October 1997 and completed in May 1998 at an approximate cost of $110,000. A plan has been developed to review and upgrade the Partnership's computer hardware including its file servers and personal computers, which is currently estimated to cost approximately $300,000. This estimate includes the cost of testing the upgraded computer systems and replacing equipment which is not Year 2000 compliant. The Partnership has commenced its implementation of the hardware upgrade, which is expected to be completed in the first quarter of 1999. The Partnership began testing its computer systems in November 1998 to determine compliance with the Year 2000. Such testing is estimated to take approximately four weeks. At the conclusion of the Year 2000 testing, the Partnership will determine if it is necessary to develop a contingency plan for any application which is not Year 2000 compliant.

     In addition, all third party software vendors who exchange digital information with the Partnership have been identified and contacted regarding their Year 2000 compliancy. The Partnership has received either oral or written responses from these vendors, all of which are in various stages of addressing the Year 2000 issues. Certain of these software applications are not deemed critical to the operations of the Partnership. The Partnership's financial, human resource and payroll applications are classified as Year 2000 compliant by their respective software vendors, but have not yet been tested by the Partnership. A test of their compliancy, as well as that of certain of the Partnership's internally developed software packages, will be included in the overall system testing scheduled for the fourth quarter of 1998. The financial, human resource and payroll application systems are supported by two major software vendors. In the event the Partnership's system testing reveals that these systems are not Year 2000 compliant, the Partnership has access to all computer source codes for all business applications and currently believes it has the ability to make the necessary changes through the use of internal resources as well as utilizing third party consultants. However, the Partnership does not have an estimate of the length of time which could potentially be required to make these changes, nor an estimate of the costs involved to make such changes.

     The Partnership's general brokerage operation utilizes an accounting software package for internal reporting purposes which the vendor has indicated is not yet Year 2000 compliant. However, the vendor is currently in the process of upgrading its software package and has indicated that testing of this upgrade will be performed in December 1998. This vendor has committed to providing an upgrade by no later than March 1999. There should be no additional cost to the Partnership in connection with this software upgrade as such upgrade is included in the annual maintenance fee paid by the Partnership to the vendor. In the event this upgrade is not completed or does not result in the software application being Year 2000 compliant, the Partnership would expect to utilize its financial software application to account for its brokerage operation transactions as a contingency plan. However, the Partnership does not have an estimate of the length of time which could potentially be required to make these changes, nor an estimate of the costs involved to make such changes.

     The Partnership is in the planning stage to assess its non-information technology systems (such as its telephone, sprinkler and alarm systems). Managers of such systems have been instructed to contact the appropriate third party vendors to determine their Year 2000 compliancy. This assessment is currently expected to be completed in the first quarter of 1999. In addition, the Partnership has contacted the various banks, insurance companies and state regulatory agencies with whom the Partnership has material relationships to determine their Year 2000 readiness. Responses have been received from some, but not all of these institutions. The Partnership will contact any of these companies from which no response is received during the first quarter of 1999. The Partnership does not exchange digital information with those suppliers utilized in connection with the development and construction of its communities, and therefore, does not intend to contact those suppliers. To the extent such suppliers are unable to perform services due to their Year 2000 related issues, the Partnership would expect to seek other similar suppliers who are capable of performing development and construction services.

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

     The foregoing discussion of Year 2000 issues and the Partnership's responses thereto are based upon information presently known and certain assumptions and estimates (including those relating to costs and timing of remediation) currently made by the Partnership, as well as statements and representations made to the Partnership by its third party vendors. There are various risks that assumptions and estimates made by the Partnership will not prove to be correct, that delays in testing or remediation may occur and/or that significant additional remediation efforts may be required. The Partnership is also relying on the efforts and statements and representations of third parties, in particular its third party software vendors. Accordingly, the information concerning the Year 2000 issues and the Partnership's responses thereto, including the nature, extent, timing and cost of the Partnership's remediation efforts, are subject to change and such changes could be material. In addition, there is no assurance that the software applications and packages currently believed to be Year 2000 compliant will prove to be so after testing or that the upgrade for the software package used in the Partnership's general brokerage operation will be delivered on a timely basis or will prove to be Year 2000 compliant.

RESULTS OF OPERATIONS

     The results of operations for the three and nine months ended September 30, 1998 are primarily attributable to the development and sale or operation of the Partnership's assets.

     For the three months ended September 30, 1998, the Partnership (including its consolidated ventures and its unconsolidated ventures accounted for under the equity method) closed on the sale of 246 housing units, 47 homesites, approximately 38 acres of developed and undeveloped land, as well as the remaining Sawgrass Country Club memberships owned by the Partnership. This compares to closings in the third quarter of 1997 of 311 housing units, 66 homesites and approximately 37 acres of developed land. Outstanding contracts ("backlog") as of September 30, 1998, were for 892 housing units, 30 homesites and approximately 39 acres of developed and undeveloped land tracts. This compares to a backlog as of September 30, 1997 of 674 housing units and 71 homesites.

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

     Construction of one of the two remaining buildings to be completed at Arvida's Grand Bay commenced in 1997. Revenues recognized for this building under the percentage of completion method of accounting are the primary cause for the increase in housing revenues for the nine month period ended September 30, 1998 as compared to the same period in 1997, as well as the increase in Trade and other accounts receivable on the accompanying consolidated balance sheets at September 30, 1998 as compared to December 31, 1997. Such revenues also generated a favorable variance for the three months ended September 30, 1998 as compared to the same period in 1997. However, the favorable revenue variance generated by Arvida's Grand Bay was offset by decreased revenues at the Partnership's Weston and Jacksonville Golf & Country Club Communities for the three and nine month periods ended September 30, 1998 as compared to the same periods in 1997. Revenues generated at Weston through September 30, 1998 were lower than those generated through September 30, 1997 due to the timing of the availability of town homes and certain other housing products to be sold within the Community. Revenues to be generated from closings of these products in the fourth quarter of 1998 are expected to reverse this unfavorable variance by year end. The decrease in revenues at Jacksonville Golf & Country Club is attributable to decreased closings as this Community continues to sell out its final phases.

     The Partnership's current plan for the Weston Community includes an increase in its home building operations, thereby resulting in a reduced number of lots available for sale to third party builders. As a result, homesite revenues decreased for the three and nine month periods ended September 30, 1998 as compared to the same periods in 1997, and are expected to continue to decrease in future periods. Revenues also decreased for the three and nine months ended September 30, 1998 as compared to the same periods in 1997 due to the close-out of one of the Partnership's products in the River Hills Community in 1997. In addition, the decrease in homesite revenues for the nine month period ended September 30, 1998 as compared to the same period in 1997 is due to the close-out of the remaining lots in Jacksonville Golf & Country Club in February 1998.

     Land and property revenues increased for the three month period ended September 30, 1998 as compared to the same period in 1997 due primarily to the sale of approximately 24 acres of developed land in Weston in the third quarter of 1998. These sales as well as the sales of approximately 29 acres of undeveloped commercial property owned by the Metrodrama Joint Venture, an additional twelve acres of developed land in Weston and the sale of the Partnership's remaining Sawgrass Country Club memberships earlier in the year are the primary cause for the increase in revenues for the nine month period ended September 30, 1998 as compared to the same period in 1997. In addition, the Partnership sold its 33% interest in the H.A.E. Joint Venture to one of its venture partners in January 1998. These sales compare to the sale of approximately six acres of developed land in Weston during the nine month period ended September 30, 1997.

     The decrease in revenues and the related cost of revenues from operating properties for the three and nine months ended September 30, 1998 as compared to the same periods in 1997 is due primarily to the closings of several of the Partnership's operating properties during the fourth quarter of 1997. These closings included the Partnership's mixed-use center in Boca Raton, Florida (consisting of retail shops, an office building and a hotel), the Cabana Club located within its Sawgrass Community, and the Partnership's two retail shopping centers in Weston. These properties contributed to the higher profit margins recognized in previous years, and the sale of these properties is the primary cause for the decrease in gross operating profit margins for the three and nine month periods ended September 30, 1998 as compared to the same periods in 1997.

     Revenues from brokerage and other operations increased for the three and nine months ended September 30, 1998 as compared to the same periods in 1997 due primarily to increased commissions generated by the Partnership's resale operations in Weston, Boca Raton, Jacksonville and Atlanta. In addition, the Partnership received revenue in January 1998 associated with the 1996 sale of its resale brokerage operation on Longboat Key near Sarasota, Florida. Receipt of such revenue was contingent upon future operations of the sales office, and therefore, was not recognized upon the closing of the sale. This receipt also contributed to the increase in revenues for the nine months ended September 30, 1998 as compared to the same period in 1997.

     The decrease in selling, general and administrative expenses for the nine month period ended September 30, 1998 as compared to the same period in 1997 is due in part to the decrease in expenses incurred in connection with certain litigation in which the Partnership was previously involved. The Partnership accrued approximately $1.8 million in March 1997 to reflect expenses incurred for certain attorneys' fees and other expenses to be paid as a result of the court-approved settlement in this litigation. Also contributing to the decrease in selling, general and administrative expenses for the three and nine month periods ended September 30, 1998 as compared to the same periods in 1997 is a reduction in the amount of expenditures incurred by the Partnership in connection with the various unsolicited tender offers made for Partnership Interests.

     The increase in interest income for the three and nine month periods ended September 30, 1998 as compared to the same periods in 1997 is due primarily to an increase in the average balances invested in interest bearing accounts during 1998.

     The increase in equity in earnings (losses) of unconsolidated ventures for the nine months ended September 30, 1998 as compared to the same period in 1997 is due to the Partnership's recognition of its share of the earnings generated by A&D Title, L.P., a joint venture in which the Partnership obtained a 50% ownership interest in July 1997. Third quarter 1997 equity in earnings (losses) of unconsolidated ventures includes the Partnership's share of the profits recognized from the sale of properties held by the Tampa 301 Associates and Ocala 202 joint ventures in August 1997. These transactions are the primary cause for the decrease in equity in earnings (losses) of unconsolidated ventures for the three month period ended September 30, 1998 as compared to the same period in 1997.

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

     By letter dated January 10, 1997, Raleigh requested admission as a Substituted Limited Partner of the Partnership. The Partnership referred the request to a special committee ("the Special Committee") consisting of certain directors of the General Partner. On February 11, 1997, the Special Committee denied the request. Thereafter, the Partnership supplemented its counterclaim, as amended, to seek a court declaration that

Raleigh is not entitled to be admitted as a Substituted Limited Partner.
On February 20, 1997, Raleigh filed a reply and counterclaim against the Partnership, the General Partner, and the Special Committee. The reply counterclaim, sought among other things, a declaration that Raleigh has voting rights in the Partnership and that defendants breached their fiduciary duties by failing to admit Raleigh as a Substituted Limited Partner. The reply counterclaim also sought to enjoin the Partnership, the General Partner, and the Special Committee from refusing to admit Raleigh as a Substituted Limited Partner, an award of damages, interest, fees, and costs.

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

     The trial of all claims in the Raleigh action was held on April 7, 1997 through April 9, 1997. In a memorandum opinion dated may 23, 1997, the Court concluded that, while neither the partnership agreement nor the assignment agreement of the Partnership expressly states whether subsequent Holders of Interests have voting rights, a reasonable investor could have read the operative agreements as providing that subsequent Holders of Interests, such as Raleigh, have voting rights. The Partnership believed, among other things, that the Court erred in its application of the law to the facts on this issue and appealed the Court's decision on this aspect of the case. On the issue of whether the Special Committee properly denied Raleigh's request for admission as a Substituted Limited Partner, the Court upheld the denial of Raleigh's request. By order dated June 9, 1998, and after appeal of this matter to the Delaware Supreme Court, the Delaware Supreme Court affirmed the trial court on all issues. The Partnership expects counsel for Raleigh and counsel for the intervening class will seek an award of attorneys fees, although no such application for award of fees has been filed to date.

     On or about October 16, 1995, a lawsuit was filed against the Partnership and others in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida, entitled Council of Villages, Inc. et al v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida/JMB Partners, Ltd., Broken Sound Club, Inc., and Country Club Maintenance Association, Inc. The multi-count lawsuit, as amended, is brought as a class action, and individually, on behalf of various residents of the Broken Sound Community, and alleges that defendants engaged in various acts of misconduct in, among other things, the establishment, operation, management and marketing of the Broken Sound golf course and recreational facilities, as well as the alleged improper failure to turn over said facilities to the Broken Sound homeowners on a timely basis. Plaintiffs seek, through various theories, including but not limited to breach of ordinance, fiduciary duty, fraud, constructive trust and civil theft, damages in excess of $45 million, the appointment of a receiver for the Broken Sound Club, other unspecified compensatory damages, the right to seek punitive damages, treble damages, prejudgment interest, attorneys' fees and costs. The Partnership believes that the lawsuit is without merit and intends to vigorously defend itself in this matter.

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

     In April 1997, the Court issued an order certifying as a class action claims respecting the alleged violation of the Boca Raton ordinances. Both plaintiffs and defendants appealed the certification order. On appeal, the appellate court approved certification of a class action for the following counts: breach of ordinance, breach of fiduciary duty, civil theft (treble damages), breach of a constructive trust and unjust enrichment. The Partnership has filed a motion for rehearing of the issues before the appellate court. Plaintiffs in the Savoy action moved for an appointment of a receiver over the Club. The Partnership moved to strike the motion and the Court granted the Partnership's motion. The Partnership has filed a third-party complaint for indemnification and contribution against Disney in these consolidated actions in the event the Partnership is held liable for acts taken by a subsidiary of Disney prior to the Partnership's involvement in the Club and property.

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

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

    3.1.    Amended and Restated Agreement of Limited Partnership.*

    3.2. Assignment Agreement by and among the General Partner, the Initial Limited Partner and the Partnership.*

    4.1.    Amendment to Credit Agreement.

            Absolute Assignment of Mortgages and Other Documents for $11,250,000 Term Loan Promissory Note, $3,000,000 Line of Credit Promissory Note, and $750,000 Demand Note Letter of Credit Promissory Note.

            Absolute Assignment of Mortgages and Other Documents for $28,125,000 Term Loan Promissory Note, $7,500,000 Line of Credit Promissory Note, and $1,875,000 Demand Note Letter of Credit Promissory Note.

            Absolute Assignment of Deed to Secure Debt and Other
Documents.

    4.2. Consolidated and Restated Term Loan Promissory Note of the Certain term Loan Promissory Notes dated July 31, 1997 in Favor of Barnett Bank, N.A., First Union National Bank, BankBoston, N.A., and Bank United.

            Term Loan Promissory Note dated September 1, 1998 Payable to the Order of First Union National Bank.

            Consolidated and Restated Line of Credit Promissory Note of the Certain Line of Credit Promissory Notes dated July 31, 1997 in Favor of Barnett Bank, N.A., First Union National Bank, BankBoston, N.A., and Bank United.

            Line of Credit Promissory Note dated September 1, 1998 Payable to the Order of First Union National Bank.

            Consolidated and Restated Demand Note Letter of Credit Line Promissory Note of the Certain Consolidated and Restated Demand Note Letter of Credit Line Promissory Note dated July 31, 1997 in favor of Barnett Bank, N.A., First Union National Bank, BankBoston, and Bank United.

            Letter of Credit Line Demand Note dated September 1, 1998 Payable to the Order of First Union National Bank.

    4.3. Bifurcation of Note Agreement of that Certain Consolidated and Restated Term Loan Promissory Note dated September 1, 1998.

            Exhibit A to Bifurcation of Note Agreement - Term Loan Promissory Note dated September 1, 1998 Payable to the Order of First Union National Bank.

            Exhibit B to Bifurcation of Note Agreement - Term Loan Promissory Note dated September 1, 1998 Payable to the Order of First Union National Bank.

            Bifurcation of Note Agreement of that Certain Consolidated and Restated Line of Credit Promissory Note dated September 1, 1998.

            Exhibit A to Bifurcation of Note Agreement - Line of Credit Promissory Note dated September 1, 1998 Payable to the Order of First Union National Bank.

            Exhibit B to Bifurcation of Note Agreement - Line of Credit Promissory Note dated September 1, 1998 Payable to the Order of First Union National Bank.

            Bifurcation of Note Agreement of that Certain Consolidated and Restated Demand Note Letter of Credit dated September 1, 1998.

            Exhibit A to Bifurcation of Note Agreement - Letter of Credit Line Demand Note dated September 1, 1998 Payable to the Order of First Union National Bank.

            Exhibit B to Bifurcation of Note Agreement - Letter of Credit Line Demand Note dated September 1, 1998 Payable to the Order of First Union National Bank.

    4.4.    Renewal Term Loan Promissory Note dated September 1, 1998.

            Renewal Line of Credit Promissory Note dated September 1,
1998.

            Renewal Demand Note Letter of Credit Line dated September 1,
1998.

    10.1. Asset Purchase Agreement by and between Gulf and Pacific Communications Limited Partnership and Schurz Communications, Inc. dated as of July 15, 1998.

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


                ARVIDA/JMB PARTNERS, L.P.

                BY:   Arvida/JMB Managers, Inc.
                      (The General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: November 11, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 11, 1998