Form 10-K
period 1998-12-31
ARVIDA JMB PARTNERS L P
filed 1999-03-31
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the Fiscal Year
Ended December 31, 1998                Commission file no. 0-16976


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

Portions of the Prospectus of the registrant dated September 16, 1987 and filed with the Commission pursuant to Rules 424(b) and 424(c) under the Securities Act of 1933 are incorporated by reference in Part III of this Annual Report on Form 10-K.

                               TABLE OF CONTENTS


                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   5

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   6

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . .  11


PART II

Item 5.      Market for the Partnership's Limited
             Partnership Interests and
             Related Security Holder Matters. . . . . . .  11

Item 6.      Selected Financial Data. . . . . . . . . . .  12

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .  14

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .  24

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  25

Item 9.      Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  60


PART III

Item 10.     Director and Executive Officers of
             the Registrant . . . . . . . . . . . . . . .  60

Item 11.     Executive Compensation . . . . . . . . . . .  63

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  66

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  66


PART IV

Item 14.     Exhibits, Financial Statement
             Schedules, and Reports on Form 8-K . . . . .  67


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  73

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

     The assets of the Partnership consist principally of interests in land which is in the process of being developed into master-planned residential communities (the "Communities") and, to a lesser extent, commercial and industrial properties; accounts receivable; construction, brokerage and other support businesses; real estate assets held for investment; certain club and recreational facilities; and until October 1998, a cable television business serving one of its Communities. The Partnership is principally engaged in the development of comprehensively planned resort and primary home Communities containing a diversified product mix designed for the middle and upper income segments of the various markets in which the Partnership operates. In addition, the Partnership, directly or through certain subsidiaries, provides development and management services to the homeowners associations within the Communities.

     The Partnership sells individual residential lots and parcels of partially developed and undeveloped land. The third-party builders and developers to whom the Partnership sells homesites and land parcels are generally smaller local builders who require project specific financing for their developments and whose operations are more susceptible to fluctuations in the availability and terms of financing. In addition, within the Communities, the Partnership constructs, or causes to be constructed, a variety of products, including single-family homes, town-houses and condominiums to be developed for sale, as well as related commercial and recreational facilities. The Communities are located primarily throughout the State of Florida, with Communities also located near Atlanta, Georgia; Highlands, North Carolina and, until March 1996, in Orange County, California. Additional undeveloped properties owned by the Partnership in or near its Communities are being considered for development as commercial, office and industrial properties. The Partnership also owns or manages certain club and recreational facilities within certain of its Communities. Certain assets located in Florida were acquired by the Partnership from the Seller by purchasing a 99.9% interest in a joint venture partnership in which the General Partner acquired the remaining joint venture partnership interest. In addition, other assets are owned by various partnerships, the interests of which are held by certain indirect subsidiaries of the Partnership and by the Partnership. The Partnership, directly or through certain subsidiaries, also provides development and management services to the homeowners associations within the Communities.

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

     The Communities are in various stages of development. The remaining estimated build-out time for the Communities ranges from one to five years.

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

     Upon receipt of all approvals and permits required to be obtained by the Partnership for a specific Community, other than actual approvals or permits for final platting and/or construction activities, the Partnership applies for the permits and other approvals necessary to undertake the construction of infrastructure, including roads, water and sewer lines and amenities such as lakes, clubhouses, golf courses, tennis courts and swimming pools. These expenditures for infrastructure and amenities are generally significant and are usually required early in the development of a Community project, although the Partnership will attempt, to the extent feasible, to develop Communities in a phased manner. See Note 11 for further discussion regarding Tax Increment Financing Entities and their involvement with infrastructure improvements.

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

     In the opinion of the General Partner of the Partnership, all of the investment properties held at December 31, 1998 are adequately insured.

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

     The Partnership has approximately 550 employees.

     The terms of transactions between the Partnership and the General Partner and its affiliates are set forth in Items 10, 11, 12 and 13 filed with this annual report to which reference is hereby made for a description of such terms and transactions.


ITEM 2.  PROPERTIES

     The principal assets being developed or managed by the Partnership are described below. The acreage amounts set forth herein are approximations of the gross acreage of the Communities or other properties referred to or described and are not necessarily indicative of the net developable acreage currently owned by the Partnership or its joint ventures. All of the Partnership's properties are subject to mortgages to secure the repayment of the Partnership's indebtedness as discussed in detail in Note 7.

     (a)  Palm Beach County, Florida

     The Partnership owned property in Broken Sound, a 970-acre Community located in Boca Raton. The Community offered a wide range of residential products built by the Partnership or third-party builders, all of which were sold and closed as of December 31, 1995.

     (b)  Broward County, Florida

     The Partnership owns property in Weston, a 7,500-acre Community which is in its mid-stage of development. The Community offers a complete range of housing products built by the Partnership or third-party builders, as well as tennis, swim and fitness facilities, two-18 hole golf courses and an equestrian center. In addition, the Partnership owns commercial land, most of which is currently undeveloped, located in the Weston Community. Reference is made to Note 11 for a discussion of the Partnership's use of certain tax-exempt financing in connection with the development of the Weston Community.

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

     (d)  Jacksonville, Florida

     The Partnership owned property in two Communities in Ponte Vedra Beach, Florida, twenty-five miles from downtown Jacksonville, known as Sawgrass Country Club and The Players Club at Sawgrass. All units in these Communities were sold and closed as of December 31, 1996. The Partnership also owns property in a 730-acre Community known as the Jacksonville Golf & Country Club which is nearing completion.

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

     (g)  Other

     As of December 31, 1995, the Partnership also owned a 20% joint venture interest in a 4,000-acre Community, known as Coto de Caza, located in Southern Orange County, California. During March 1996, the Partnership sold its interest in the Community to unaffiliated third parties for approximately $12 million. Reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 6 for further discussion of this joint venture.

      The Partnership also owns, either directly or through joint venture interests, various commercial and industrial sites and buildings in Sarasota, Ocala, Pompano Beach and Palm Beach County, Florida which are not located in its residential Communities. At December 31, 1998, the joint venture property in Pompano Beach was encumbered by a mortgage in the aggregate principal amount of approximately $3.4 million. Reference is made to Note 10 for further discussion of this venture and its related indebtedness.


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

     By letter dated January 10, 1997, Raleigh requested admission as a Substituted Limited Partner of the Partnership. The Partnership referred the request to a special committee (the "Special Committee") consisting of certain directors of the General Partner. On February 11, 1997, the Special Committee denied the request. Thereafter, the Partnership supplemented its counterclaim, as amended, to seek a court declaration that Raleigh was not entitled to be admitted as a Substituted Limited Partner. On February 20, 1997, Raleigh filed a reply and counterclaim against the Partnership, the General Partner, and the Special Committee. The reply counterclaim sought, among other things, a declaration that Raleigh had voting rights in the Partnership and that defendants breached their fiduciary duties by failing to admit Raleigh as a Substituted Limited Partner. The reply counterclaim also sought to enjoin the Partnership, the General Partner, and the Special Committee from refusing to admit Raleigh as a Substituted Limited Partner, an award of damages, interest, fees, and costs.

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

     The trial of all claims in the Raleigh action was held on April 7, 1997 through April 9, 1997. In a memorandum opinion dated May 23, 1997, the Court concluded that, while neither the partnership agreement nor the assignment agreement of the Partnership expressly states whether subsequent Holders of Interests have voting rights, a reasonable investor could read the operative agreements as providing that subsequent Holders of Interests, such as Raleigh, have voting rights. The Partnership believed, among other things, that the Court erred in its application of the law to the facts on this issue and is appealing the Court's decision on this aspect of the case. On the issue of whether the Special Committee properly denied Raleigh's request for admission as a Substituted Limited Partner, the Court upheld the denial of Raleigh's request. By order dated June 9, 1998, and after appeal of this matter, the Delaware Supreme Court affirmed the trial court on all issues.

     On December 22, 1998, the Partnership and General Partner entered into a settlement and release agreement with Raleigh pursuant to which the Partnership and the General Partner, on behalf of themselves and their respective officers, directors, partners and affiliates (including without limitation members of the Special Committee), on the one hand, and Raleigh, on behalf of itself and its partners and affiliates, on the other hand, released their respective claims that were brought or could have been brought in the Raleigh action. In addition, pursuant to the settlement and release agreement, and to resolve, among other things, Raleigh's claim for attorneys' fees and expenses, the Partnership paid Raleigh approximately $2,047,000. Counsel for the intervenor class and Gladys Beasley has filed its own petition for attorneys' fees in the amount of $600,000 and expenses in the amount of approximately $8,000. The Partnership intends to vigorously defend against the petition; however, there is no assurance as to the outcome for such petition.

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

     One of the Partnership's insurance carriers has been funding settlements of various litigation related to Hurricane Andrew. In some, but not all, instances the insurance carrier has provided the Partnership with written reservation of rights letters. The aggregate amount of the settlements funded to date by this carrier is approximately $8.13 million. The insurance carrier that funded these settlements pursuant to certain reservations of rights has stated its position that it has done so pursuant to various non-waiver agreements. The carrier's position was that these non-waiver agreements permitted the carrier to fund settlements without barring the carrier from raising insurance coverage issues or waiving such coverage issues. On May 23, 1995, the insurance carrier rescinded the various non-waiver agreements currently in effect regarding the remainder of the Hurricane Andrew litigation, allegedly without waiving any future coverage defenses, conditions, limitations, or rights. For this and other reasons, the extent to which the insurance carrier may recover any of these proceeds from the Partnership is uncertain. Therefore, the accompanying consolidated financial statements do not reflect any accruals related to this matter.

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

     (C) On or about October 16, 1995, a lawsuit was filed against the Partnership and others in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida, entitled Council of Villages, Inc. et al. v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida/JMB Partners, Ltd., Broken Sound Club, Inc., and Country Club Maintenance Association, Inc. (the "Council of Villages case"). The multi-count complaint, as amended, is brought as a class action, and individually, on behalf of various residents of the Broken Sound Community, and alleges that defendants engaged in various acts of misconduct in, among other things, the establishment, operation, management and marketing of the Broken Sound golf course and recreational facilities, as well as the alleged improper failure to turn over said facilities to the Broken Sound homeowners on a timely basis. Plaintiffs seek, through various theories, including but not limited to breach of ordinance, fiduciary duty, fraud, and civil theft, damages in excess of $45 million, the appointment of a receiver for the Broken Sound Club, other unspecified compensatory damages, the right to seek punitive damages, treble damages, prejudgment interest, attorneys' fees and costs. The Partnership believes that the lawsuit is without merit and intends to vigorously defend itself in this matter.

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

     In April 1997, the Court issued an order certifying as a class action claims respecting the alleged violation of the Boca Raton ordinances. Both plaintiffs and defendants appealed the certification order. On appeal, the appellate court approved certification of a class action for the following counts: breach of ordinance, breach of fiduciary duty, civil theft (treble damages), breach of a constructive trust and unjust enrichment. The Partnership has filed a motion for rehearing of the issues before the appellate court. Plaintiffs in the Savoy action moved for an appointment of a receiver over the Club. The Partnership moved to strike the motion and the Court granted the Partnership's motion. The Partnership has filed a third-party complaint for indemnification and contribution against Disney in these consolidated actions in the event the Partnership is held liable for acts taken by a subsidiary of Disney prior to the Partnership's involvement in the Club and property. The parties to the Council of Villages case have filed cross motions for summary judgment on various issues related to the case and these motions are pending before the Court for decision. The Partnership can give no assurances as to the outcome of these motions. The Council of Villages case is set for trial on August 9, 1999, on all issues remaining after the ruling on summary judgment.

     (D) On August 27, 1991, the General Partner, on behalf of the Partnership, initiated a lawsuit in the Circuit Court of Cook County (County Department, Chancery Division), Illinois against The Walt Disney Company ("Disney"). The litigation arises out of the Partnership's acquisition of substantially all of the real estate and other assets of Arvida Corporation, a subsidiary of Disney, in September 1987. In the complaint filed on its behalf, the Partnership alleges that under the terms of the contract with Disney for the acquisition, the purchase price of the assets was to be reduced by the amount of certain payments made prior to the closing (the "Closing") of the transaction out of funds of Arvida Corporation in order to satisfy certain obligations that were not assumed by the Partnership. The complaint also alleges that the contract entitles the Partnership to (i) reimbursement by Disney for amounts advanced by the Partnership to pay certain other claimed obligations of Arvida Corporation, including certain post-Closing adjustments, in connection with the acquisition and (ii) indemnification by Disney for additional costs and expenses incurred by the Partnership subsequent to the Closing in order to remedy certain environmental conditions that existed prior to the Closing. The complaint further alleges that the Partnership has made various demands on Disney for payment of these amounts and that Disney has refused to make such payments. The Partnership seeks declaratory judgments that the Partnership is entitled to a purchase price reduction from Disney and reimbursement or indemnification by Disney for amounts advanced or costs and expenses incurred by the Partnership for certain obligations of Arvida Corporation, together with interest on all such amounts and costs. During the second quarter of 1992, the Partnership received approximately $0.8 million in settlement of portions of this claim. During July 1993, Disney filed an answer denying the substantive allegations of the Partnership's complaint and raising various affirmative defenses. The Partnership believes Disney's defenses are without merit and will continue to pursue its claims. In addition, Disney has filed a three count counterclaim in which it seeks among other things: a complete accounting of liabilities allegedly assumed but not discharged by the Partnership to ascertain whether certain funds, not to exceed $2.9 million, are due Disney in accordance with the purchase agreement; an unspecified amount of damages exceeding $500,000 allegedly representing workers compensation and warranty payments made by Disney, which Disney alleges are obligations of the Partnership; an accounting for funds disbursed from a claims pool in the amount of $3,000,000 established by the parties; and attorney fees and costs. The Partnership believes it has meritorious defenses to these counterclaims and will defend itself vigorously against them.

     By order dated July 29, 1998, the court granted the Partnership's motion for summary judgment against Disney on the issue of whether the Partnership is entitled to a purchase price reduction under the terms of the contract with Disney for the acquisition of substantially all of the real estate and other assets of Arvida Corporation. By an order of the same date, the court denied Disney's motion for summary judgment on the issue of whether the Partnership is entitled to indemnification for various environmental issues. The case is set for trial on June 7, 1999 on the issue of damages the Partnership may be entitled to on the purchase price reduction claim. Trial on all other issues is scheduled for July 26, 1999.

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

     There were no matters submitted to a vote of security holders during 1997 and 1998.


                                PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS
              AND RELATED SECURITY HOLDER MATTERS


     As of December 31, 1998, there were 17,611 record Holders of the 404,000 Interests outstanding in the Partnership. There is no public market for Interests, and it is not anticipated that a public market for Interests will develop. Upon request, the General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. However, there are restrictions governing the transferability of these Interests as described in "Transferability of Partnership Interests" on pages A-31 to A-33 of the Partnership Agreement and limitations on the rights of assignees of Holders of Interests as described in Sections 3 and 4 of the Assignment Agreement, which are hereby incorporated by reference to Exhibit 99.1 to this report.

No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the General Partner has been received by the General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses of the Partnership for a calendar year in which a transfer occurs will, to the extent permitted by law, be allocated between the transferor and the transferee based upon the number of quarterly periods for which each was recognized as the Holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Cash distributions to a Holder of Interests will be distributed to the person recognized as the Holder of the Interests as of the last day of the quarterly period preceding the quarter in which such distribution is made.

     Reference is made to Item 1. Business for a discussion of the election made on October 23, 1997 by the General Partner with respect to commencing an orderly liquidation of all of the Partnership's assets that is to be completed by October 2002.

     Reference is made to Item 6. Selected Financial Data for a discussion of cash distributions made to the Holders of Interests. For a description of the provisions of the Partnership Agreement relating to cash distributions, see Note 13.

     Reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of an unsolicited tender offer from an unaffiliated third party.

ITEM 6.  SELECTED FINANCIAL DATA

                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                DECEMBER 31, 1998, 1997, 1996, 1995 AND 1994

                      (NOT COVERED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT'S REPORT)


                               1998          1997           1996         1995          1994
                          ------------- -------------   -----------  ------------  ------------

Total revenues. . . . . .  $351,125,675   355,904,056   342,813,269   382,267,482   315,058,058
                           ============  ============  ============  ============  ============

Net operating
 income . . . . . . . . .  $ 64,437,327    47,146,182    29,301,748    45,181,165    52,676,462
                           ============  ============  ============  ============  ============
Equity in earnings
 (losses) of uncon-
 solidated ventures . . .  $    335,893       211,217      (177,864)    1,050,994       524,520
                           ============  ============  ============  ============  ============
Net income. . . . . . . .  $ 65,862,245    46,558,308    28,011,424    41,836,686    47,197,532
                           ============  ============  ============  ============  ============
Net income per
 Interest (a) . . . . . .  $     148.02        105.30         67.47        101.91        115.37
                           ============  ============  ============  ============  ============
Total assets (b). . . . .  $316,031,135   326,622,856   340,640,143   366,439,241   376,371,712
                           ============  ============  ============  ============  ============
Total liabilities (b) . .  $106,260,609   129,384,146    90,988,318   133,773,954   179,791,958
                           ============  ============  ============  ============  ============
Cash distributions
 per Interest (c) . . . .  $     125.06        235.04         25.85         13.49          6.35
                           ============  ============  ============  ============  ============

     The above selected consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.






    (a) The net income per Interest is based upon the average number of Interests outstanding during each period.

    (b) The Partnership does not present a classified balance sheet as a matter of industry practice, and as such, does not distinguish between current and non-current assets and liabilities.

    (c) Cash distributions from the Partnership are generally not equivalent to Partnership income as determined for Federal income tax purposes or as determined under generally accepted accounting principles. Cash distributions to the Holders of Interests reflect distributions paid during the calendar year and represent a return of capital for Federal income tax purposes. During February 1998, the Partnership made a distribution for 1997 of $30,300,000 to its Holders of Interests ($75.00 per Interest). During September 1998, the Partnership made a distribution of $20,200,000 to its Holders of Interests ($50.00 per Interest). In addition, during 1998, distributions totaling $22,705 (approximately $.06 per Interest) were deemed to be paid to the Holders of Interests, all of which was remitted to North Carolina tax authorities on their behalf for the 1997 non-resident withholding tax. During February 1997, the Partnership made a distribution for 1996 of $24,240,000 to its Holders of Interests ($60.00 per Interest). During August 1997, the Partnership made a distribution of $70,700,000 to its Holders of Interests ($175.00 per Interest). In addition, during 1997 distributions totaling $15,457 (approximately $.04 per Interest) were deemed to be paid to the Holders of Interests, $15,372 of which was remitted to North Carolina tax authorities on their behalf for the 1996 non-resident withholding tax. During March 1996, the Partnership made a distribution for 1995 of $10,419,160 to its Holders of Interests ($25.79 per Interest). In addition, during 1996, the Partnership remitted each Holder of Interests' share of a North Carolina non-resident withholding tax on behalf of each Holder of Interests. Such payments, which totaled $25,476 (approximately $.06 per Interest), were deemed distributions to the Holders of Interests. During February 1995, the Partnership made a distribution for 1994 of $5,421,680 to its Holder of Interests ($13.42 per Interest). In addition, during the first quarter of 1995, the Partnership remitted each Holder of Interests' share of a North Carolina non-resident withholding tax on behalf of each Holder of Interests. Such payment, which totaled $26,784 ($.07 per Interest), was deemed a distribution to the Holders of Interests. During February 1994, the Partnership made a distribution for 1993 of $2,565,433 to its Holders of Interests ($6.35 per Interest).


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

     At December 31, 1998 and 1997, the Partnership had unrestricted cash and cash equivalents of approximately $82,104,000 and $79,411,000, respectively. Cash and cash equivalents were available for future debt service, working capital requirements and distributions to partners. The source of both short-term and long-term future liquidity is expected to be derived primarily from the sale of housing units, homesites and land parcels, and through the Partnership's credit facility, which is discussed below.

     The Partnership generated substantial cash receipts during the fourth quarter of 1998 resulting primarily from the closing of units in Arvida's Grand Bay, the construction of which was completed in October 1998, and from the sale of its cable operation in Weston in October 1998. Such receipts are the primary cause for the increase in Cash and cash equivalents at December 31, 1998 as compared to the cash balance reported in the Partnership's third quarter report at September 30, 1998. The cash receipts generated from the closings at Arvida's Grand Bay are also the primary cause for the decrease in Trade and other accounts receivable at December 31, 1998 as compared to the balance at September 30, 1998.

     The Partnership was able to generate significant cash flow before debt service during each of the five years ended December 31, 1998. The Partnership utilized this cash flow to make scheduled and additional principal repayments on its previous and existing credit facilities, make distributions to its partners and Holders of Interests, and to increase its cash reserves. During March 1999, the Partnership made a distribution for 1998 of $58,580,000 to its Holders of Interests ($145.00 per interest) and $3,254,407 to its General Partner and Associate Limited Partners, collectively. During September 1998, the Partnership made a distribution of $20,200,000 to its Holders of Interest ($50.00 per Interest) and $1,122,209 to its General Partner and Associate Limited Partners, collectively. During February 1998, the Partnership made a distribution for 1997 of $30,300,000 to its Holders of Interests ($75.00 per Interest) and $1,683,314 to the General Partner and Associate Limited Partners, collectively. In addition, during 1998, distributions totaling $22,705 (approximately $.06 per Interest) were deemed to be paid to the Holders of Interests, all of which was remitted to North Carolina tax authorities on their behalf for the 1997 non-resident withholding tax. Distributions totaling $2,201 were also paid during 1998 on behalf of the General Partner and Associate Limited Partners, collectively, a portion of which was also remitted to the North Carolina tax authorities on their behalf. During August 1997, the Partnership made a distribution of $70,700,000 to its Holders of Interests ($175 per Interest) and $2,668,455 to its General Partner and Associate Limited Partners, collectively. During February 1997, the Partnership made a distribution for 1996 of $24,240,000 to its Holders of Interests ($60 per Interest) and $1,346,651 to the General Partner and Associate Limited Partners, collectively. In addition, during 1997 distributions totaling $15,457 (approximately $.04 per Interest) were deemed to be paid to the Holders of Interests, $15,372 of which was remitted to North Carolina tax authorities on their behalf for the 1996 non-resident withholding tax. Distributions totaling $860 were also paid during 1997 on behalf of the General Partner and Associate Limited Partners, collectively, a portion of which was also remitted to the North Carolina tax authorities on their behalf.

     In accordance with the Partnership Agreement, the General Partner and Associate Limited Partners have deferred a portion of their distributions of net cash flow from the Partnership totaling approximately $11,934,000 as of the date of this report. This amount does not bear interest and is expected to be paid in future periods subject to certain restrictions contained in the partnership agreement of the Partnership. In addition, in connection with the settlement of certain litigation, the General Partner and the Associate Limited Partners deferred approximately $1,259,000 of their share of the August 1997 distribution which was otherwise distributable to them, and such deferred distribution amount was used by the Partnership to pay a portion of the legal fees and expenses in such litigation. The General Partner and Associate Limited Partners will be entitled to receive such deferred amount after the Holders of Interests have received a specified amount of distributions from the Partnership after July 1, 1996.

     The Partnership's previous revolving line of credit, income property term loan and letter of credit agreement matured in July 1997. On July 31, 1997, the Partnership obtained a new credit facility from certain banks, with Barnett Bank, N.A. ("Barnett") being the primary agent on the facility. The credit facility consists of a $75 million term loan, a $20 million revolving line of credit and a $5 million letter of credit facility and matures on July 31, 2001. The term loan has annual scheduled principal repayments of $12.5 million, as well as additional annual principal repayments based upon a specified percentage or amount of the Partnership's available cash. The maximum required principal repayments, including the scheduled repayments, generally will not exceed $18.75 million per annum. The remaining outstanding balance on the new facility is due upon maturity.

Prior to September 1, 1998, interest on the facility was based, at the Partnership's option, on the relevant LIBOR plus 2.25% per annum or Barnett's prime rate. The Partnership also obtained interest rate swaps covering two-thirds of the original term loan commitment which are amortized annually until termination of the swap agreements on July 31, 2001. Loan origination fees totaling 1% of the total facility were paid by the Partnership upon the closing of the loan. Such fees have been capitalized and are being amortized to interest expense over the life of the loan. The term loan, revolving line of credit and letter of credit facility are secured by recorded mortgages on real property of the Partnership (including certain of its consolidated ventures) and pledges of certain other assets. The credit facility also requires that certain financial covenants such as loan-to-value, net worth and debt ratios be maintained throughout the loan term. All of the loans under this facility are cross-collateralized and cross-defaulted. At December 31, 1998, the balances outstanding on the term loan, the revolving line of credit and the letter of credit facility were approximately $41,667,000, $0 and $867,000, respectively. For the year ended December 31, 1998, the combined effective interest rate for the Partnership's credit facilities, including the amortization of loan origination fees and the effect of the interest rate swap agreements was approximately 8.7% per annum.

     Due to the replacement of the Partnership's previous letter of credit facility by the new credit facility in July 1997, the Partnership was required to post approximately $4.2 million cash as collateral with its previous lender for letters of credit which continue to be obligations of that lender. Such letters of credit are expected to be replaced by either letters of credit issued under the new facility or by bonds. Once the letters of credit are replaced, the cash collateral will be released to the Partnership. As of December 31, 1998, approximately $1.9 million of such cash collateral had been released to the Partnership leaving a balance outstanding under this previous letter of credit facility of approximately $2.3 million.

     In February 1998, the Partnership prepaid the $12.5 million principal repayment on the term loan scheduled for July 1998. In addition, in exchange for a rate reduction of 50 basis points on its credit facility, the Partnership made an additional $7.25 million prepayment on the term loan in August 1998. As a result of this transaction, interest on the credit facility is now based, at the Partnership's option, on the relevant LIBOR plus 1.75% per annum or the lender's prime rate (7.75% at December 31, 1998). In November 1998, the Partnership also prepaid $7,333,333 of the $12.5 million principal repayment on the term loan scheduled for July 1999.

     Effective September 1, 1998, First Union National Bank became the successor agent on the credit facility replacing Barnett as the primary agent by paying off the outstanding principal balances as of August 31, 1998 owed to Barnett and one of the other lenders on the facility. In connection with this transaction, the Partnership paid all interest accrued on the facility through August 31, 1998, as well as certain fees and closing costs. With the exception of the interest rate reduction discussed above, all of the terms of the original loan agreement remain the same.

     During 1998, the Partnership continued to borrow against its $21 million revolving construction line of credit to fund the construction of one of the two remaining buildings at Arvida's Grand Bay. Construction of this building was completed in October 1998, and the outstanding principal balance on this line of credit was paid in full during the fourth quarter of 1998 with proceeds from the sale of units within this building. Construction of the final building at Arvida's Grand Bay commenced in 1998, and in February 1999, the Partnership closed on a new line of credit to fund its construction. This line of credit has a borrowing capacity of $23,150,000, matures on February 4, 2001 and bears interest, at the Partnership option, at the relevant LIBOR plus 2.00% per annum or the lender's prime rate.

     In March 1996, the Partnership closed on the sale of its 20% joint venture interest in Coto de Caza, including the related promissory note for advances previously made to the joint venture, to unaffiliated third parties for a cash sale price of $12.0 million. This sale generated a profit for financial reporting and Federal income tax purposes.

     In October 1997, the Partnership closed on the sale of its mixed-use center in Boca Raton known as Parkway Center for a sales price of $38.5 million. Parkway Center consists of approximately 258,000 square feet of space in a mix of offices, retail shops, and a Radisson Suites Hotel. The Partnership also closed on the sales of its Cabana Club located within its Sawgrass Community for a sale price of $3.5 million and its two retail shopping centers located in Weston for a combined sales price of $26.3 million in November 1997 and December 1997, respectively. All of these sales were made to unaffiliated third parties and generated profits for financial reporting and Federal income tax purposes.

     In January 1998, the Partnership sold its approximate 33% interest in the H.A.E. Joint Venture to one of its joint venture partners for a sale price of approximately $1.7 million. In May 1998, the Partnership sold its remaining Sawgrass Country Club memberships to the Sawgrass Country Club, Inc. for a total sales price of approximately $2.4 million. In October 1998, the Partnership closed on the sale of its cable operation in Weston for a sale price of $31.2 million to an unaffiliated third party. This sale is the reason for the decrease in Property and equipment held for disposition or sale on the accompanying consolidated balance sheets at December 31, 1998 as compared to December 31, 1997. All of these sales generated profits for financial reporting and Federal income tax purposes.

     All of the above mentioned sales are reflected in land and property revenues and cost of revenues on the accompanying consolidated statements of operations for the years ended December 31, 1996, 1997 and 1998, respectively. Reference is made to Results of Operations below for a further discussion of land and property transactions.

     In April 1998, control of the Jacksonville Golf & Country Club ("JG&CC") was turned over to the club's members. As a result, effective April 1, 1998, the Partnership is no longer involved in the ownership or management of JG&CC and has no further responsibility to fund JG&CC's operations. In addition, all outstanding balances owed between the Partnership and JG&CC were settled, resulting in an approximate $19,800 net payment to JG&CC upon the turnover of the club to its members.

     Pursuant to a management agreement with the Partnership, through December 31, 1997, Arvida Company ("Arvida"), an affiliate of the General Partner, provided development and management supervisory and advisory services (and the personnel therefor) to the Partnership for all of its projects and operations, subject, in each case, to the overall control of the General Partner on behalf of the Partnership. In November 1997, The St. Joe Company ("St. Joe"), an unaffiliated third party, completed its acquisition of a majority interest in St. Joe/Arvida Company, L.P. ("St. Joe/Arvida"), which acquired the major assets of Arvida. In connection with this transaction, Arvida entered into a sub-management agreement with St. Joe/Arvida, effective January 1, 1998, whereby St. Joe/Arvida provides (and is reimbursed for) a substantial portion of the development and management supervisory and advisory services (and personnel with respect thereto) to the Partnership that Arvida would otherwise provide pursuant to its management agreement with the Partnership. Effective January 1, 1998, St. Joe/Arvida employs most of the same personnel previously employed by Arvida, and the services provided to the Partnership pursuant to this sub-management agreement are provided by the same personnel. Affiliates of JMB Realty Corporation own a minority interest in St. Joe/Arvida. The transaction did not involve the sale of any assets of the Partnership, nor the sale of the General Partner's interest in the Partnership.

     In November 1998, the General Partner entered into an agreement (the "Buy/Sell Agreement") with Raleigh Capital Associates, L.P. ("Raleigh") and St. Joe, which resulted in St. Joe acquiring all of the approximate 26% Interests owned by Raleigh. Pursuant to the Buy/Sell Agreement, the General Partner and St. Joe delivered a notice to Raleigh on November 11, 1998, that contained the price (the "Buy/Sell Price") at which St. Joe had agreed to purchase all of Raleigh's Interests, $430 per Interest. The General Partner had agreed that the Buy/Sell Price would be the basis for determining the sale price for the assets to be acquired by Raleigh from the General Partner and the Associate Limited Partners, and this sale price was included in the notice to Raleigh. Raleigh had until December 10, 1998 to determine whether it would sell all of its Interests to St. Joe or purchase the assets of the General Partner and the Associate Limited Partners. Had it elected to purchase, Raleigh would have been required to make a tender offer for any and all Interests not owned by Raleigh at a price equal to or greater than the Buy/Sell Price and on other terms and conditions set forth in the Buy/Sell Agreement. On December 10, 1998, Raleigh elected to sell all of its Interests to St. Joe for the Buy/Sell Price, and on December 22, 1998, these Interests were purchased by St. Joe.

     On December 22, 1998, the Partnership and General Partner also entered into a settlement and release agreement with Raleigh pursuant to which the Partnership and the General Partner, on behalf of themselves and their respective officers, directors, partners and affiliates (including without limitation members of the Special Committee described below), on the one hand, and Raleigh, on behalf of itself and its partners and affiliates, on the other hand, released their respective claims that were brought or could have been brought in their litigation. Reference is made to subpart (A) in
Item 3. Legal Proceedings for a discussion of such litigation. In addition, pursuant to the settlement and release agreement, and to resolve, among other things, Raleigh's claim for attorneys' fees and expenses, the Partnership paid Raleigh approximately $2,047,000. Counsel for the intervenor class and Gladys Beasley has filed its own petition in such litigation for attorneys' fees in the amount of $600,000 and expenses in the amount of approximately $8,000. The Partnership intends to vigorously defend against the petition; however, there is no assurance as to the outcome for such petition.

     The General Partner has established a special committee (the "Special Committee") consisting of certain directors of the General Partner to review unsolicited offers for Interests. In addition, the Partnership has engaged Lehman Brothers Inc. ("Lehman") as a financial advisor to assist the Special Committee in evaluating and responding to such offers. Lehman was asked to render its estimate of the discounted present value (the "Estimated Liquidation Value") of an Interest as of August 31, 1998 based on the assumption that the Partnership commences an orderly liquidation in October 1997 and completes the liquidation by October 2002.

     During February 1999, First Commercial Guarantee ("FCG") commenced an offer to acquire up to approximately 19,600 Interests, which represents approximately 4.9% of the outstanding Interests. FCG's offer had a purchase price of $300 per Interest (which was to be reduced by the $145 per Interest distribution made in February 1999 for an adjusted offer price of $155 per Interest) and was scheduled to expire in March 1999. In arriving at the Estimated Liquidation Value, Lehman relied upon the Partnership's estimate of the gross cash distributions that the Holders of Interests would receive from August 31, 1998 (exclusive of the $50 per Interest distribution made in September 1998). (These estimated gross distributions are based on certain assumptions that may or may not prove to be true. There are a number of factors, including risk factors, that may cause the actual gross cash distributions to vary from such estimates, and such variations could be material.) These estimated gross distributions were then discounted to reflect the present value of such distributions as of August 31, 1998, which ranged from $425 to $455 per Interest, depending on the different discount rates used. (Such amounts include the distribution of $145 per Interest made in February 1999).

     Based on its analysis, the Special Committee determined that with respect to Holders of Interests who had the expectation of retaining their Interests through an anticipated orderly liquidation of the Partnership's assets by October 2002 and who had no current or anticipated need for liquidity, the FCG offer was inadequate and not in the best interests of such Holders of Interests. Accordingly, the Special Committee recommended that such Holders of Interests reject the offer and not tender their Interests pursuant to such offer. With respect to all other Holders of Interests, the Special Committee expressed no opinion and remained neutral in regard to the offer.

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define a year. Consequently, any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in other normal business activities. To be year 2000 compliant, a computer system must be able to do two things. First, it must be capable of storing date related information in a format that can discern between the 20th and 21st centuries. Secondly, all computer programs which access the stored information must be able to sort, collate, and perform calculations properly on information that involves the current and next century. In addition to computer programs, other date sensitive electronic devices including, but not limited to, copy machines, thermostats, elevators, telephones and traffic lights could experience various operational difficulties as a result of not being year 2000 compliant.

     The Partnership has organized a team to review and prepare its computer systems for the Year 2000 compliancy. This team has completed an internal assessment of its information system technology and determined a need to upgrade portions of the Partnership's hardware and software so that its computer systems would function properly with respect to dates in the year 2000 and thereafter. The software upgrade was initiated in October 1997 and completed in May 1998 at an approximate cost of $110,000. A plan has been developed to upgrade the Partnership's computer hardware including its file servers, which is currently estimated to cost approximately $300,000. This estimate includes the cost of testing the upgraded computer systems and replacing equipment which is not year 2000 compliant. The Partnership has commenced its implementation of the hardware upgrade, which was previously scheduled to be completed in the first quarter of 1999. However, such implementation has been delayed due to the Partnership's decision to utilize internal resources rather than incur the expense of outside consultants to complete the hardware installations, and is currently expected to be completed in the third quarter of 1999. The Partnership began testing its computer systems in November 1998 to determine compliance with the year 2000. Testing of certain of the Partnership's mission critical computer systems, including financial, human
resources and payroll, is complete.   As a result of this testing, it was
concluded that these mission critical systems are year 2000 compliant, and the Partnership does not intend to develop a contingency plan for these aspects of its information technology system. A test of the Partnership's internally developed software packages, which are also deemed mission critical, is currently expected to be completed in the second quarter of 1999. The Partnership has not determined at this time whether any contingency plan is necessary with respect to the internally developed software packages. Testing performed to date has shown that the hardware upgrades currently planned are the only such upgrades that will be required.

     In addition, all third party software vendors such as banks, insurance companies and governmental agencies who exchange digital information with the Partnership have been identified and contacted regarding their year 2000 compliancy. Responses have been received from some, but not all of these institutions. The Partnership will contact any of these companies from which no response is received by the end of the first quarter of 1999.

These software applications are not deemed critical to the operations of the Partnership.

     The Partnership is in the process of identifying its non-information technology systems such as, but not limited to alarms, security gates, locks and phone systems, and contacting the various vendors of those systems for determining their year 2000 compliance. As of the date of this report, the Partnership is waiting for responses from these vendors. To the extent such responses are not received in the near future, the Partnership will follow up with additional requests or research other publicly available systems information to determine the year 2000 compliance of such systems. At this time, the Partnership does not have an estimate of the amount of costs, if any, for remediation relative to its non-information technology systems.

     The Partnership's general brokerage operation utilizes an accounting software package for internal reporting purposes. The vendor has completed its year 2000 upgrade of this package. The Partnership will request the upgrade from the vendor, which is to be provided at no additional cost to the Partnership as such upgrade is included in its annual maintenance fee paid to the vendor. Certain costs which have not yet been estimated may be incurred in connection with the installation of the upgraded software. However, such costs, if incurred, are not expected to be material to the Partnership's operations.

     The Partnership does not exchange digital information with any of its suppliers utilized in connection with the development and construction of its communities. However, all vendors which are key to the success of its operations such as suppliers of dry wall, lumber, and other materials were sent a questionnaire to determine their year 2000 readiness. Responses have been received from some, but not all, of these vendors. The Partnership will attempt to contact any of these vendors from which no response is received in the near future. To the extent such suppliers are unable to perform services due to their year 2000 related issues, the Partnership would expect to seek other similar suppliers who are capable of performing development and construction services. However, there is no assurance the Partnership will be able to find alternative suppliers in each instance.

     If the steps taken by the Partnership, its vendors and third parties with whom the Partnership has material relationships (i.e., banks, insurance companies and state agencies) to be year 2000 compliant are not successful, the Partnership could experience various operational difficulties. These could include, among other things, an inability to process transactions to the correct accounting period, difficulties in posting general ledger interfaces, an inability to process computer generated checks, bank transactions posted to the wrong periods, and the failure of scheduling applications which are date sensitive. If steps taken by the Partnership to address non-information technology systems are not successful, the Partnership could experience various operational difficulties. These could include, among other things, interruptions in obtaining the materials and supplies necessary in the Partnership's homebuilding operation, interruptions in services provided by the Partnership's country clubs, the inability to provide security services at the entrances to the Partnership's communities, and disruptions in office services such as telephones, elevators and heating and cooling systems. In addition, year 2000 failures experienced in government services could delay essential services provided to the Partnership such as permitting and inspections.

     The foregoing discussion of year 2000 issues and the Partnership's responses thereto are based on information presently known. The Partnership is continuing its assessment and evaluation of various year 2000 issues, particularly with respect to its non-information technology systems. The Partnership will also be relying on third parties, particularly suppliers of construction-related materials as to their year 2000 compliance. Accordingly, information concerning year 2000 issues, and the Partnership's responses thereto including the nature, extent, timing and cost of the Partnership's remediation efforts, and related costs are subject to change, and such changes could be material.

RESULTS OF OPERATIONS

     The results of operations for the years ended December 31, 1998, 1997 and 1996 are primarily attributable to the development and sale or operation of the Partnership's assets. See Note 1 for a discussion regarding the recognition of profit from sales of real estate.

     For the year ended December 31, 1998, the Partnership (including its consolidated ventures and its unconsolidated ventures accounted for under the equity method) closed on the sale of 1,086 housing units, 137 homesites, approximately 78 acres of developed and undeveloped residential or commercial/industrial land tracts, as well as the remaining Sawgrass Country Club memberships owned by the Partnership, and its cable operation in Weston. This compares to closings in 1997 of 1,104 housing units, 282 homesites, approximately six acres of developed and undeveloped residential or commercial/industrial land tracts, its mixed-use center in Boca Raton, Florida known as Parkway Center, the Cabana Club, and two retail shopping centers located in Weston. Closings in 1996 were for 1,291 housing units, 294 homesites and approximately 39 acres of developed and undeveloped land tracts. Outstanding contracts ("backlog"), as of December 31, 1998 were for 756 housing units, 14 homesites and approximately 26 acres of developed and undeveloped land tracts. This compares to a backlog as of December 31, 1997 of 550 housing units, 37 homesites and approximately 57 acres of developed and undeveloped land tracts. The backlog as of December 31, 1996 was for 538 housing units, 31 homesites and approximately 24 acres of developed and undeveloped land tracts.

     The Partnership's Communities are in various stages of development, with estimated remaining build-outs ranging from one to five years. Notwithstanding the estimated duration of the build-outs, the Partnership currently expects to complete its orderly liquidation by October 2002. The Weston Community, located in Broward County, Florida, is the Partnership's largest Community and is in its mid-stage of development. Also in their mid stages of development are the River Hills Country Club in Tampa, Florida; the Water's Edge Community in Atlanta, Georgia and The Cullasaja Club, near Highlands, North Carolina. The Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay and the

Jacksonville Golf & Country Club Community in Florida are both in their late stages of development. Only builder units remain to be sold at Jacksonville Golf and Country Club at December 31, 1998. All of the remaining units in the Partnership's Sawgrass Country Club, The Players Club at Sawgrass and Dockside Communities in Jacksonville, Florida and Atlanta, Georgia were sold and closed as of December 31, 1996. In addition, the Broken Sound Community, located in Boca Raton, Florida, had its final closings in 1995; however, the Partnership still has equity memberships in the Broken Sound Club to sell.

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

     Cost of revenues pertaining to the Partnership's housing sales reflect the cost of the acquired assets as well as development and construction expenditures, certain capitalized overhead costs, capitalized interest, real estate taxes and marketing, as well as disposition costs. The costs related to the Partnership's homesite sales reflect the cost of the acquired assets, related development expenditures, certain capitalized overhead costs, capitalized interest and real estate taxes, as well as disposition costs. Land and property costs reflect the cost of the acquired assets, certain development and construction costs and related disposition costs, as well as the cost associated with the sale of equity memberships.

     In October 1998, construction was completed on one of the two remaining buildings at Arvida's Grand Bay. Substantial revenues recognized from closings of these units during 1998 are the primary cause for the increase in housing revenues as compared to 1997. Revenues also increased at the Partnership's Weston Community despite decreased closings as compared to 1997 due to a variance in the mix of product closed as certain higher priced units first offered for sale in 1997 had their initial closings in 1998. In addition, revenues increased at Water's Edge due to an increase in closings at that community. These favorable variances were partially offset by decreased revenues at Jacksonville Golf & Country Club due to the close out of the remaining units in the fourth quarter of 1998. The decrease in housing revenues for 1997 as compared to 1996 is due primarily to a decrease in revenues recognized on the condominiums at Arvida's Grand Bay. Substantial revenues were recognized from three of the buildings at Arvida's Grand Bay in 1996. The remaining revenues from two of these buildings and a substantial portion of the remaining revenues from the third building were recognized during 1997. The decrease in revenues from 1996 to 1997 is also attributable to a lower volume of units closed in Jacksonville Golf & Country Club due to the late stage of development of the community and decreased levels of inventory available for sale, as well as the close-out of the remaining units in Sawgrass Country Club and Dockside during 1996. In addition, revenues decreased at Waters Edge and Weston due to lower volumes of units closed in 1997 as compared to 1996. The lower volume of units closed in Waters Edge is attributable to a decrease in the availability of lower priced product within the Community, and sales of higher priced product were slower than anticipated due to competition from third party builders. These unfavorable variances are partially offset by an overall increase in the average sales price for units closed in 1997 as compared to 1996.

     The Partnership's current plan for the Weston Community includes an increase in its home building operations, thereby resulting in a reduced number of lots available for sale to third-party builders. This is the primary cause for the decrease in homesite revenues for 1998 as compared to 1997. The increase in homesite revenues for 1997 as compared to 1996 is due primarily to an increase in the average sales price of lots closed in Weston and Waters Edge. Revenues also increased due to a higher volume of lots closed in the Partnership's River Hills Community. These favorable variances are partially offset by a reduced number of closings in Jacksonville Golf & Country Club due to the late stage of development of the Community.

     Land and property revenues for 1998 were generated primarily from the closings of the Partnership's cable operation in Weston, approximately 29 acres of undeveloped commercial property owned by the Metrodrama Joint Venture, the sale of the Partnership's remaining Sawgrass Country Club memberships, and approximately 24 acres of developed residential land in Weston. In addition, the Partnership sold its approximate 33% interest in the H.A.E. Joint Venture to one of its venture partners. These compared to 1997 closings of the Partnership's mixed-use center in Boca Raton, Florida (consisting of retail shops, an office building, and a hotel), the Cabana Club in Jacksonville and the Partnership's two retail shopping centers in Weston. Revenues for 1996 were generated from the sale of the Partnership's 20% joint venture interest in Coto de Caza as well as the related promissory note for advances previously made to the joint venture. Revenues for 1996 also include proceeds from the closing of approximately 21 acres of developed commercial land in Weston, a 16-acre developed commercial parcel in Palm Beach County, Florida, and a two acre undeveloped commercial parcel in Cobb County, Georgia.

     Operating properties represents activity from the Partnership's club and hotel operations, commercial properties and certain other operating assets. The decrease in revenues and related costs of revenues from operating properties for 1998 as compared to 1997 is due primarily to the closings of several of the Partnership's operating properties during the fourth quarter of 1997 as discussed above. These properties contributed to the higher gross operating profit recognized in previous years, and the sale of these properties is the primary cause for the decrease in gross operating profit margins in 1998 as compared to 1997. In October 1998, the Partnership closed on the sale of its cable operation in Weston for a sale price of $31.2 million. This sale generated a profit for financial reporting and Federal income tax purposes. The increase in operating properties revenues for 1997 as compared to 1996 is due primarily to rental income generated at one of the Partnership's retail shopping centers in Weston, which opened in the fourth quarter of 1996. This shopping center was sold in December 1997, as discussed above. Revenues also increased at the Partnership's cable operation in Weston due to an increase in the number of subscribers, and at the Partnership's club operations in Weston and River Hills due to an overall increase in membership dues and golf revenues. These favorable variances were partially offset by decreased revenues from the Partnership's hotel operation and its office and retail properties due to the October 1997 sale of the mixed-use center in Boca Raton, Florida.

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

     Brokerage and other operations represents activity from the sale of unaffiliated third-party builders' homes within the Partnership's Communities, activity from resale of real estate inside and outside the Partnership's Communities, proceeds from the Partnership's property management activities, and fees earned from various management agreements with joint ventures. Revenues from brokerage and other operations increased in 1998 as compared to 1997 due primarily to increased commissions generated by the Partnership's resale operations in Weston, Boca Raton, Jacksonville and Atlanta. Also contributing to the increase in revenues is the receipt of property management fees in 1998 which had been reserved in prior years due to the uncertainty of the collection of such fees. These favorable variances were partially offset by a decrease in the amount of commissions earned from the sales of builders' homes within Weston due to the Partnership's decision to increase its home building operations in that Community. The decrease in revenues from brokerage and other operations for 1997 as compared to 1996 is due to a decrease in the volume of resale brokerage activity in Palm Beach County, Florida, as well as the Partnership's sale of its resale operation located on Longboat Key near Sarasota, Florida in October 1996 to an unaffiliated third party purchaser. Also contributing to the unfavorable variance are decreased commissions earned from the sales of builders' homes within Weston due to a decrease in the number of builder units closed in 1997 as compared to 1996.

     The increase in the gross operating profit margins from Brokerage and other operations for 1998 as compared to 1997 and 1996 is due primarily to decreased office overheads resulting from the consolidation of several of the Partnership's resale offices in 1997.

     Selling, general and administrative expenses include all marketing costs, with the exception of those costs capitalized in conjunction with the construction of housing units, and project and general administrative costs. These expenses are net of the marketing fees received from third party builders.

     In December 1997, the Partnership recorded an inventory impairment of $4.5 million to the carrying value of its River Hills Community. This loss was recorded based upon an analysis of estimated discounted cash flows used to determine the fair value of the Community. This analysis estimated the sell-out of the remaining houses, homesites and land and property in this Community by the year 2001. As a result of this adjustment, River Hill's carrying value is recorded at approximately $9.0 million and $11.6 million at December 31, 1998 and 1997, respectively.

     The increase in Interest income since 1996 is due primarily to an increase in the average amounts invested in short-term financial instruments.

     The increase in Equity in earnings (losses) of unconsolidated ventures on the accompanying consolidated statements of operations for 1998 and 1997 as compared to 1996 is due to the Partnership's recognition of its share of the earnings generated by A&D Title, L.P., a joint venture in which the Partnership obtained a 50% ownership interest in July 1997. In addition, during August 1997, the remaining property owned by the Tampa 301 Associates Joint Venture and substantially all of the remaining property owned by the Ocala 202 Joint Venture were sold. The net profit generated by the sales of these properties resulted in approximately $91,000 of earnings for the Partnership, which also contributed to the increase in Equity in earnings (losses) of unconsolidated ventures on the accompanying consolidated statements of operations for 1997 as compared to 1996.

     Changes in the amount of interest eligible for capitalization are the primary cause for the fluctuations in Interest and real estate taxes since 1996.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      At December 31, 1998, the Partnership had variable rate debt which is subject to market risk related to changes in interest rates. In order to minimize this interest rate risk, the Partnership has entered into interest rate swap agreements with respect to amounts borrowed under its term loan. The Partnership also has, or expects to have in the future, variable rate borrowings under its revolving line of credit and its line of credit secured by the remaining building at its Arvida Grand Bay project.
However, in the event the Partnership's effective borrowing rates were to increase by 100 or 150 basis points, there would be no expected material impact to the Partnership's financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                                 INDEX


Report of Independent Certified Public Accountants

Consolidated Balance Sheets, December 31, 1998 and 1997

Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997 and 1996

Consolidated Statements of Changes in Partners' Capital Accounts for the years ended December 31, 1998, 1997 and 1996

Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements


SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or immaterial, or the information is presented in the consolidated financial statements or related notes.

                     REPORT OF ERNST & YOUNG LLP,
               INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Partners
ARVIDA/JMB PARTNERS, L.P.

     We have audited the accompanying consolidated balance sheets of Arvida/JMB Partners, L.P. and Consolidated Ventures as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in partners' capital accounts, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arvida/JMB Partners, L.P. and Consolidated Ventures at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.











Miami, Florida
February 22, 1999, Exept for Note 15 as
  to which the date is March 1, 1999 and
  the second to last paragraph of Note 10
  as to which the date is March 19, 1999

                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 1998 AND 1997

                                                   ASSETS
                                                   ------
                                                                            1998              1997
                                                                        ------------      -----------
Cash and cash equivalents (note 3). . . . . . . . . . . . . . . . . .   $ 82,103,559       79,411,195
Restricted cash (note 3). . . . . . . . . . . . . . . . . . . . . . .     13,337,171       12,444,016
Trade and other accounts receivable (net of allowance
  for doubtful accounts of $198,548 and $692,940
  at December 31, 1998 and 1997, respectively). . . . . . . . . . . .     13,989,093       14,446,950
Real estate inventories (notes 4 and 7) . . . . . . . . . . . . . . .    160,922,604      163,423,873
Property and equipment, net (notes 5 and 7) . . . . . . . . . . . . .     33,816,203       35,279,528
Property and equipment held for disposition or sale (note 5). . . . .          --           6,484,713
Investments in and advances to joint ventures, net (note 6) . . . . .      1,217,327        2,151,694
Equity memberships (note 8) . . . . . . . . . . . . . . . . . . . . .      1,839,165        4,180,733
Amounts due from affiliates, net (note 9) . . . . . . . . . . . . . .      1,438,690          665,134
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . .      7,367,323        8,135,020
                                                                        ------------      -----------
          Total assets. . . . . . . . . . . . . . . . . . . . . . . .   $316,031,135      326,622,856
                                                                        ============      ===========





                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES
                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                 ------------------------------------------

                                                                            1998              1997
                                                                        ------------      -----------
Liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .   $ 16,447,904       16,260,574
  Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     27,655,567       21,930,275
  Accrued expenses and other liabilities. . . . . . . . . . . . . . .     15,815,334       13,057,290
  Notes and mortgages payable (note 7). . . . . . . . . . . . . . . .     46,341,804       78,136,007
                                                                        ------------      -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .    106,260,609      129,384,146
                                                                        ------------      -----------
Partners' capital accounts (note 13)
  General Partner and Associate Limited Partners:
     Capital contributions. . . . . . . . . . . . . . . . . . . . . .         20,000           20,000
     Cumulative net income. . . . . . . . . . . . . . . . . . . . . .     45,828,157       39,766,027
     Cumulative cash distributions. . . . . . . . . . . . . . . . . .    (41,315,975)     (38,508,251)
                                                                        ------------      -----------
                                                                           4,532,182        1,277,776
                                                                        ------------      -----------
  Holders of Interests (404,000 Interests):
    Initial Holder of Interests:
     Capital contributions, net of offering costs . . . . . . . . . .    364,841,815      364,841,815
     Cumulative net income. . . . . . . . . . . . . . . . . . . . . .    138,414,099       78,613,984
     Cumulative cash distributions. . . . . . . . . . . . . . . . . .   (298,017,570)    (247,494,865)
                                                                        ------------      -----------
                                                                         205,238,344      195,960,934
                                                                        ------------      -----------
          Total partners' capital accounts  . . . . . . . . . . . . .    209,770,526      197,238,710
                                                                        ------------      -----------
          Total liabilities and partners' capital accounts. . . . . .   $316,031,135      326,622,856
                                                                        ============      ===========








           The accompanying notes are an integral part of these consolidated financial statements.

                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)

                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                            FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                           1998             1997            1996
                                                       ------------     ------------    ------------
Revenues:
  Housing . . . . . . . . . . . . . . . . . . . . .    $231,511,130      202,735,713     236,236,822
  Homesites . . . . . . . . . . . . . . . . . . . .      13,654,463       25,952,527      23,652,202
  Land and property . . . . . . . . . . . . . . . .      56,943,569       70,824,676      25,979,069
  Operating properties. . . . . . . . . . . . . . .      19,865,338       30,219,498      29,985,372
  Brokerage and other operations. . . . . . . . . .      29,151,175       26,171,642      26,959,804
                                                       ------------     ------------    ------------

          Total revenues. . . . . . . . . . . . . .     351,125,675      355,904,056     342,813,269
                                                       ------------     ------------    ------------

Cost of revenues:
  Housing . . . . . . . . . . . . . . . . . . . . .     186,604,676      170,961,122     202,965,915
  Homesites . . . . . . . . . . . . . . . . . . . .       9,091,986       16,578,471      15,486,069
  Land and property . . . . . . . . . . . . . . . .      23,927,979       44,074,899      18,554,274
  Operating properties. . . . . . . . . . . . . . .      18,596,429       26,392,730      28,560,746
  Brokerage and other operations. . . . . . . . . .      24,942,325       23,815,043      25,389,876
                                                       ------------     ------------    ------------

          Total cost of revenues. . . . . . . . . .     263,163,395      281,822,265     290,956,880
                                                       ------------     ------------    ------------





                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)

                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

                                                           1998             1997            1996
                                                       ------------     ------------    ------------

Gross operating profit. . . . . . . . . . . . . . .      87,962,280       74,081,791      51,856,389

Selling, general and administrative expenses. . . .     (23,524,953)     (22,435,609)    (22,554,641)
Inventory impairment (note 14). . . . . . . . . . .           --          (4,500,000)          --
                                                       ------------     ------------    ------------

          Net operating income. . . . . . . . . . .      64,437,327       47,146,182      29,301,748

Interest income . . . . . . . . . . . . . . . . . .       3,583,937        2,186,358       1,567,646
Equity in earnings (losses) of unconsolidated
  ventures (notes 1 and 6). . . . . . . . . . . . .         335,893          211,217        (177,864)
Interest and real estate taxes, net of amounts
  capitalized (note 1). . . . . . . . . . . . . . .      (2,494,912)      (2,985,449)     (2,680,106)
                                                       ------------     ------------    ------------

          Net income. . . . . . . . . . . . . . . .    $ 65,862,245       46,558,308      28,011,424
                                                       ============     ============    ============
          Net income per Interest . . . . . . . . .    $     148.02           105.30           67.47
                                                       ============     ============    ============
          Cash distribution per Interest. . . . . .    $     125.06           235.04           25.85
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

                                            ARVIDA/JMB PARTNERS, L.P.
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS
                              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

         GENERAL PARTNER AND ASSOCIATE LIMITED PARTNERS         HOLDERS OF INTERESTS (404,000 INTERESTS)
      ----------------------------------------------------------------------------------------------------------
         CONTRIBU-      NET                                                   NET
          TIONS       INCOME    DISTRIBUTIONS    TOTAL    CONTRIBUTIONS     INCOME   DISTRIBUTIONS     TOTAL
         ---------   ---------  ------------- ----------- -------------   -------------------------------------
Balance
 Decem-
 ber 31,
 1995 . . .$20,000 34,994,723    (33,912,035)  1,102,688   364,841,815     8,815,556 (142,094,772) 231,562,599

1996 act-
 ivity
 (note 13).   --      755,338       (580,250)    175,088         --       27,256,086  (10,444,636)  16,811,450
           ------- ----------    ----------- -----------   -----------   ----------- ------------  -----------
Balance
 Decem-
 ber 31,
 1996 . . . 20,000 35,750,061    (34,492,285)  1,277,776   364,841,815    36,071,642 (152,539,408) 248,374,049

1997 act-
 ivity
 (note 13).   --    4,015,966     (4,015,966)      --            --       42,542,342  (94,955,457) (52,413,115)
           ------- ----------    ----------- -----------   -----------   ----------- ------------  -----------
Balance
 Decem-
 ber 31,
 1997 . . . 20,000 39,766,027    (38,508,251)  1,277,776   364,841,815    78,613,984 (247,494,865) 195,960,934

1998 act-
 ivity
 (note 13).  --     6,062,130     (2,807,724)  3,254,406         --       59,800,115  (50,522,705)   9,277,410
           ------- ----------    ----------- -----------   -----------   ----------- ------------  -----------
Balance
 Decem-
 ber 31,
 1998 . . .$20,000 45,828,157    (41,315,975)  4,532,182   364,841,815   138,414,099 (298,017,570) 205,238,344
           ======= ==========    =========== ===========   ===========   =========== ============  ===========

             The accompanying notes are an integral part of these consolidated financial statements.

                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                            FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                           1998             1997            1996
                                                       ------------     ------------    ------------
Operating activities:
  Net income. . . . . . . . . . . . . . . . . . . .     $65,862,245       46,558,308      28,011,424
  Charges (credits) to net income not
   requiring (providing) cash:
    Depreciation and amortization . . . . . . . . .       3,709,561        4,315,485       5,896,551
    Equity in (earnings) losses of
      unconsolidated ventures . . . . . . . . . . .        (335,893)        (211,217)        177,864
    Provision for doubtful accounts . . . . . . . .          32,536          201,869          77,203
    Gain on disposition of joint venture interest .        (450,546)           --              --
    (Gain) loss on sale or disposition of property
      and equipment . . . . . . . . . . . . . . . .     (22,298,796)     (25,536,155)        487,237
    Writeoff of abandoned property and equipment. .           --               --            147,600
    Inventory impairment (note 14). . . . . . . . .           --           4,500,000           --
  Changes in:
    Restricted cash . . . . . . . . . . . . . . . .        (893,155)        (610,494)      2,018,873
    Trade and other accounts receivable . . . . . .         425,322       (9,796,363)     25,121,187
    Real estate inventories:
      Additions to real estate inventories. . . . .    (196,086,427)    (203,502,849)   (187,982,662)
      Cost of revenues. . . . . . . . . . . . . . .     207,240,063      216,801,511     221,449,211
      Capitalized interest. . . . . . . . . . . . .      (6,020,204)      (4,416,322)     (4,672,972)
      Capitalized real estate taxes . . . . . . . .      (2,632,163)      (2,167,759)     (3,144,609)
    Equity memberships. . . . . . . . . . . . . . .       2,341,568        1,277,147       1,909,386
    Amounts due from affiliates . . . . . . . . . .        (773,556)         338,598         127,965
    Prepaid expenses and other assets . . . . . . .          23,412       (2,010,249)      1,523,541
    Accounts payable, accrued expenses and
      other liabilities . . . . . . . . . . . . . .       2,977,086       (7,158,716)      1,144,176
    Deposits. . . . . . . . . . . . . . . . . . . .       5,725,292        4,642,950      (6,538,174)
                                                       ------------     ------------    ------------
          Net cash provided by operating activities      58,846,345       23,225,744      85,753,801
                                                       ------------     ------------    ------------





                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                           1998             1997            1996
                                                       ------------     ------------    ------------
Investing activities:
  Acquisitions of property and equipment. . . . . .      (3,049,364)      (3,127,344)    (13,748,825)
  Proceeds from sales and disposals of
    property and equipment. . . . . . . . . . . . .      30,330,922       62,937,522          24,899
  Joint venture distributions (contributions),
    net . . . . . . . . . . . . . . . . . . . . . .         167,931          418,730         (79,776)
  Payments from joint ventures. . . . . . . . . . .           --               --          4,167,035
  Proceeds from disposition of
    joint venture interest. . . . . . . . . . . . .       1,521,162            --          6,111,440
                                                       ------------     ------------    ------------

          Net cash provided by (used in)
            investing activities. . . . . . . . . .      28,970,651       60,228,908      (3,525,227)
                                                       ------------     ------------    ------------
Financing activities:
  Proceeds from notes and long-term borrowings. . .       8,834,318       89,216,128      33,944,724
  Payments of notes and long-term borrowings. . . .     (40,628,521)     (47,923,899)    (67,710,977)
  Payments of bank overdrafts . . . . . . . . . . .           --               --         (3,972,987)
  Distributions to General Partner and
    Associate Limited Partners. . . . . . . . . . .      (2,807,724)      (4,015,966)       (580,250)
  Distributions to Holders of Interests . . . . . .     (50,522,705)     (94,955,457)    (10,444,636)
                                                       ------------     ------------    ------------
          Net cash used in financing
            activities. . . . . . . . . . . . . . .     (85,124,632)     (57,679,194)    (48,764,126)
                                                       ------------     ------------    ------------
          Increase in cash and cash equivalents . .       2,692,364       25,775,458      33,464,448
          Cash and cash equivalents,
            beginning of year . . . . . . . . . . .      79,411,195       53,635,737      20,171,289
                                                       ------------     ------------    ------------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . .    $ 82,103,559       79,411,195      53,635,737
                                                       ============     ============    ============
Supplemental disclosure of cash
 flow information:
  Cash paid for mortgage and other
    interest, net of amounts capitalized. . . . . .    $      --             892,939         110,275
                                                       ============     ============    ============





                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                           1998             1997            1996
                                                       ------------     ------------    ------------

  Non-cash investing and financing
   activities:
    Consolidation of Partnership's interest in
      the Arvida Boose Joint Venture (note 6) . . .    $      --               --            914,623
    Notes payable recorded in conjunction with
      the settlement of certain litigation related
      to the Partnership's retail plaza in Boca
      Raton, Florida. . . . . . . . . . . . . . . .           --               --            271,667
                                                       ------------     ------------    ------------

                                                       $      --               --          1,186,290
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

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  OPERATIONS AND BASIS OF ACCOUNTING

     Operations

     The assets of Arvida/JMB Partners, L.P. (the "Partnership") consist principally of interests in land which is in the process of being developed into master-planned residential communities (the "Communities") and, to a lesser extent, commercial and industrial properties; accounts receivable; construction, brokerage and other support businesses; real estate assets held for investment; certain club and recreational facilities; and until October 1998, a cable television business serving one of its Communities. The Partnership's Communities contain a diversified product mix with both resort and primary homes designed for the middle and upper income segments of the various markets in which the Partnership operates.

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

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Partnership and its consolidated ventures. All material intercompany balances and transactions have been eliminated in consolidation. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to those investments where the Partnership's ownership interest is 50% or less, with the exception of the Partnership's investment in the Coto de Caza Joint Venture which was accounted for in accordance with the cost method of accounting until March 1996 when the Partnership sold its interest in the joint venture. Reference is made to note 6 for a discussion of the sale of the Partnership's interest in the Coto de Caza Joint Venture.

     Recognition of Profit from Sales of Real Estate

     For sales of real estate, profit is recognized in full when the collectability of the sales price is reasonably assured and the earnings process is virtually complete. When the sale does not meet the require-ments for recognition of income, profit is deferred until such requirements are met. In certain circumstances, contracts for sales of real estate contain provisions which allow the Partnership to repurchase the real estate in the event certain conditions are not met. Profits generated from sales subject to these provisions are generally deferred until the Partnership no longer has any repurchase rights. For sales of residential units, profit is recognized at the time of closing or if certain criteria are met, on the percentage-of-completion method.

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

     Real Estate Inventories and Cost of Real Estate Revenues

     Real estate inventories are carried at cost, including capitalized interest and property taxes. The total cost of land, land development and common costs are apportioned among the projects on the relative sales value method. Costs pertaining to the Partnership's housing, homesite, and land and property revenues reflect the cost of the acquired assets as well as development costs, construction costs, capitalized interest, capitalized real estate taxes and capitalized overhead. Certain marketing costs relating to housing projects, including exhibits and displays, and certain planning and other pre-development activities, excluding normal period expenses, are capitalized and charged to housing cost of revenues as related units are closed. A warranty reserve is provided as residential units are closed. This reserve is reduced by the cost of subsequent work performed.

     Capitalized Interest and Real Estate Taxes

     Interest and real estate taxes are capitalized to qualifying assets, principally real estate inventories. Such capitalized interest and real estate taxes are charged to cost of revenues as sales of real estate inventories are recognized. Interest, including the amortization of loan fees, of $6,020,204, $4,909,453 and $4,672,972 was incurred for the years ended December 31, 1998, 1997 and 1996, respectively, of which $6,020,204,

$4,416,322 and $4,672,972 was capitalized for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in interest incurred for the year ended December 31, 1998 as compared to 1997 is due to an increase in the average amount of debt outstanding during the period as a result of the Partnership obtaining a new credit facility on July 31, 1997 (note 7). Interest payments, including amounts capitalized, of $5,589,418, $5,309,261 and $4,783,247 were made for the years ended December 31, 1998, 1997 and 1996, respectively.

     Real estate taxes of $5,127,075, $4,660,077 and $5,824,715 were incurred for the years ended December 31, 1998, 1997 and 1996, respectively, of which $2,632,163, $2,167,759 and $3,144,609 were capitalized for the years ended December 31, 1998, 1997 and 1996, respectively. Real estate tax payments of $5,691,066, $5,043,336 and $5,954,450 were made for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, real estate tax reimbursements totaling $543,796, $257,685 and $181,445 were received from the Partnership's escrow agent during 1998, 1997 and 1996, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and operating properties, as these taxes are included in cost of revenues for operating properties.

     Property and Equipment and Other Assets

     Property and equipment are carried at cost less accumulated depreciation and are depreciated on the straight-line method over the estimated useful lives of the assets, which range from two to forty years. Provisions for value impairment are recorded with respect to such assets whenever the estimated future undiscounted cash flows from operations and projected sales proceeds are less than the net carrying value, as discussed in note 14. Expenditures for maintenance and repairs are charged to expense as incurred. Costs of major renewals and improvements which extend useful lives are capitalized.

     Other assets are amortized on the straight-line method, which approximates the interest method, over the useful lives of the assets which range from one to five years. Amortization of other assets, excluding loan origination fees, of approximately $394,000, $702,000 and $81,000 was recorded for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in amortization of other assets for 1997 as compared to 1998 and 1996 is due primarily to the Partnership fully amortizing the balance of prepaid commissions paid with respect to its mixed-use center in Boca Raton and its two retail shopping centers in Weston, in conjunction with the 1997 closings of these properties. The Partnership also began amortizing certain other capitalized loan costs in August 1997 which were paid in connection with obtaining the new credit facility on July 31, 1997 (note 7). Amortization of loan origination fees, which is included in interest expense, of approximately $351,000, $279,000 and $257,000 was recorded for the years ended December 31, 1998, 1997 and 1996, respectively.

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

     Interest Rate Swaps

     The Partnership has entered into interest rate swap agreements to manage its exposure to market risks related to changes in interest rates associated with its variable rate debt. The interest-rate swap agreements cover a portion of the principal balance outstanding under its term loan through maturity. These agreements involve the exchange of amounts based on a fixed interest rate for amounts based on variable interest rates over the life of the loan without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is calculated and paid monthly by the appropriate party. Such payments or receipts are recorded as adjustments to interest expense in the periods in which they are incurred.

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



                                                     1998                             1997
                                      ------------------------------   ------------------------------
                                       GAAP BASIS         TAX BASIS       GAAP BASIS       TAX BASIS
                                      ------------       -----------     ------------     -----------

Total assets. . . . . . . . . . . .    $316,031,135      435,796,825      326,622,856     490,261,048
 Partners' capital accounts:
    General Partner and
     Associate Limited Partners . .       4,532,182        3,625,680       1,277,776         531,570
    Holders of Interests. . . . . .     205,238,344      300,590,376     195,960,934     297,091,456
 Net income:
    General Partner and
     Associate Limited Partners . .       6,062,130        6,060,834       4,015,966       4,014,504
    Holders of Interests. . . . . .      59,800,115       53,861,625      42,542,342      41,387,973
 Net income per Interest. . . . . .          148.02           133.32          105.30          102.45
                                       ===========      ============    =============  =============


     Reference is made to note 13 for further discussion of the allocation of profits and losses to the General Partner, Associate Limited Partners and Holders of Interests.

     The net income per Interest is based upon the average number of Interests outstanding during each period.

     Reclassifications

     Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the 1998 presentation.

     Income Taxes

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable state law to remit directly to the state tax authorities amounts representing withholding on applicable taxable income allocated to the General Partner, Associate Limited Partners and Holders of Interests. Such payments are deemed distributions to the Holders of Interests. The cash distributions per Interest made during the years ended December 31, 1998, 1997 and 1996 include $.06, $.04 and $.06, respectively, which represent each Holder of Interests' share of a North Carolina non-resident withholding tax paid directly to the state tax authorities on behalf of the Holders of Interests for the 1997, 1996 and 1995 tax years, respectively.


(2)  INVESTMENT PROPERTIES

     The Partnership's Communities are in various stages of development, with estimated remaining build-outs ranging from one to five years. Notwithstanding the estimated duration of the remaining build-outs, the Partnership currently expects to complete its orderly liquidation by October 2002. The Weston Community, located in Broward County, Florida is the Partnership's largest Community and is in its mid stage of development.

Also in their mid stages of development are the River Hills Country Club in Tampa, Florida; the Water's Edge Community in Atlanta, Georgia and the Cullasaja Club, near Highlands, North Carolina. The Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay and the Jacksonville Golf & Country Club Community in Florida are both in their late stages of development. Only builder units remain to be sold at Jacksonville Golf & Country Club at December 31, 1998. All of the remaining units in the Partnership's Sawgrass Country Club, the Players Club at Sawgrass and Dockside Communities were sold and closed as of December 31, 1996. In addition, the Broken Sound Community, located in Boca Raton, Florida, had its final closings in 1995.


(3)  CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     Cash and cash equivalents may consist of U.S. Government obligations with original maturities of three months or less, money market demand accounts and repurchase agreements, the cost of which approximated market value. At December 31, 1998 and 1997, no funds were invested in treasury bills. Included in Restricted cash are amounts restricted under various escrow agreements as well as cash collateralizing letters of credit as discussed in note 7. Credit risk associated with cash, cash equivalents and restricted cash is considered low due to the high quality of the financial institutions in which these assets are held.

(4)  REAL ESTATE INVENTORIES

     Real estate inventories at December 31, 1998 and 1997 are summarized as follows:

                                          1998              1997
                                      ------------      -----------
Land held for future development
  or sale . . . . . . . . . . . . .   $  2,292,958        4,439,164
Community development inventory:
  Work in progress and
    land improvements . . . . . . .    144,150,322      134,375,807
  Completed inventory . . . . . . .     14,479,324       24,608,902
                                      ------------      -----------
     Real estate inventories. . . .   $160,922,604      163,423,873
                                      ============      ===========

     Reference is made to note 14 for a discussion regarding the impairment of long-lived assets.


(5)  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1998 and 1997 are summarized as follows:
                                             1998          1997
                                         -----------    ----------

  Land. . . . . . . . . . . . . . . . .  $ 1,422,465     1,422,465
  Land improvements . . . . . . . . . .   23,164,038    22,953,706
  Buildings . . . . . . . . . . . . . .   22,501,357    22,669,373
  Equipment and furniture . . . . . . .   13,472,140    12,419,754
  Construction in progress. . . . . . .      698,466       416,535
                                         -----------  ------------

       Total. . . . . . . . . . . . . .   61,258,466    59,881,833
       Accumulated depreciation . . . .  (27,442,263)  (24,602,305)
                                         -----------  ------------
       Property and equipment, net. . .  $33,816,203    35,279,528
                                         ===========  ============

    Depreciation expense of approximately $2,965,000, $3,335,000 and $5,558,000 was incurred for the years ended December 31, 1998, 1997 and 1996, respectively. The decrease in depreciation expense since 1996 is due to the Partnership discontinuing the recording of depreciation on its assets held for disposal in the first quarter of 1997, in accordance with FASB Statement 121, as further discussed in note 14.

    In October 1998, the Partnership closed on the sale of its cable operation in Weston for a sale price of $31.2 million. This sale generated a profit for financial reporting and Federal income tax purposes, and is reflected in Land and property revenues and cost of revenues on the accompanying consolidated statements of operations for the year ended December 31, 1998. The cable operation was classified as Property and equipment held for disposition or sale on the accompanying consolidated balance sheets at December 31, 1997.

(6)  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES, NET

     The Partnership has or had numerous investments in real estate joint ventures with ownership interests ranging from approximately 33% to 50%. The Partnership's joint venture interests accounted for under the equity method are as follows:

                                                      LOCATION OF
NAME OF VENTURE                 % OF OWNERSHIP        PROPERTY
---------------                 --------------        ------------

A&D Title, L.P.                       50              Florida

Arvida Boose Joint Venture            50              Florida

Arvida Corporate
  Park Associates                     50              Florida

Arvida Pompano Associates
  Joint Venture                       50              Florida

H.A.E. Joint Venture                33-1/3            Florida

Mizner Court Associates
  Joint Venture                       50              Florida

Mizner Tower Associates
  Joint Venture                       50              Florida

Ocala 202 Joint Venture               50              Florida

Tampa 301 Associates
  Joint Venture                       50              Florida

Windmill Lake Estates
  Associates
  Joint Venture                       50              Florida

Arvida/RBG I Joint Venture            40              Florida

Arvida/RBG II Joint Venture           40              Florida

     The following is combined unaudited summary financial information of joint ventures accounted for under the equity method.


                                                   ASSETS
                                                   ------

                                                                             DECEMBER 31,    DECEMBER 31,
                                                                                 1998            1997
                                                                             ------------    ------------
Real estate inventories . . . . . . . . . . . . . . . . . . . . . . . .      $ 4,495,534        6,411,653
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,447,106        2,377,297
                                                                             -----------      -----------

          Total assets. . . . . . . . . . . . . . . . . . . . . . . . .      $ 6,942,640        8,788,950
                                                                             ===========      ===========


                                      LIABILITIES AND PARTNERS' CAPITAL
                                      ---------------------------------

Accounts payable, deposits and other liabilities. . . . . . . . . . . .      $   790,424          296,511
Notes and mortgages payable . . . . . . . . . . . . . . . . . . . . . .        3,369,028        3,652,837
                                                                             -----------      -----------

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .        4,159,452        3,949,348

Venture partners' capital . . . . . . . . . . . . . . . . . . . . . . .        1,391,594        2,294,636
Partnership's capital . . . . . . . . . . . . . . . . . . . . . . . . .        1,391,594        2,544,967
                                                                             -----------      -----------

          Total liabilities and partners' capital . . . . . . . . . . .      $ 6,942,640        8,788,950
                                                                             ===========      ===========






                                       COMBINED RESULTS OF OPERATIONS
                                       ------------------------------


                                                            DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                                                1998            1997             1996
                                                            ------------    ------------    -------------
Revenues. . . . . . . . . . . . . . . . . . . . . . . .     $ 1,501,217        3,939,124            9,485
                                                            ===========     ============     ============
Net income (loss) . . . . . . . . . . . . . . . . . . .     $   601,117          493,870        (414,137)
                                                            ===========     ============     ============
Partnership's proportionate share of
  net income (loss) . . . . . . . . . . . . . . . . . .     $   300,559          269,048         (197,121)
                                                            ===========     ============     ============
Partnership's equity in earnings (losses)
  of unconsolidated ventures. . . . . . . . . . . . . .     $   335,893          211,217         (177,864)
                                                            ===========     ============     ============

     The following is a reconciliation of the Partnership's Capital accounts within the joint ventures to its investments in and advances to joint ventures as reflected on the accompanying consolidated balance sheets:

                                                           DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                               1998             1997             1996
                                                           ------------     ------------     ------------

Partnership's Capital, equity method. . . . . . . . . .     $ 1,391,594        2,544,967        2,808,347
Partnership's Capital, cost method. . . . . . . . . . .           --               --               --
Basis difference. . . . . . . . . . . . . . . . . . . .        (184,658)        (403,664)         (78,896)
                                                            -----------     ------------     ------------

Investments in joint ventures . . . . . . . . . . . . .       1,206,936        2,141,303        2,729,451
Advances to joint ventures, net . . . . . . . . . . . .          10,391           10,391           10,391
                                                            -----------     ------------     ------------
     Investments in and advances to
       joint ventures, net. . . . . . . . . . . . . . .     $ 1,217,327        2,151,694        2,739,842
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

     In January 1998, the Partnership sold its interest in the H.A.E. Joint Venture to one of its venture partners for a sale price of approximately $1.7 million. This sale is reflected in Land and property revenues and cost of revenues on the accompanying consolidated statements of operations for 1998, and is the primary cause for the decrease in Investments in and advances to joint ventures on the accompanying consolidated balances sheets at December 31, 1998 as compared to December 31, 1997.

     On December 31, 1996, the Partnership purchased its joint venture partner's 50% interest in the Arvida Boose Joint Venture for a purchase price of approximately $1.8 million, and formed a new joint venture in the name of Metrodrama Joint Venture. As a result of this transaction, the Partnership changed from the equity method of accounting to the consolidated method of accounting for the joint venture effective December 31, 1996. In April 1998, the Metrodrama Joint Venture closed on the sale of approximately 29 acres of undeveloped commercial property to an unaffiliated third party. This sale generated a profit for financial reporting and Federal income tax purposes, and is also reflected in Land and property revenues and cost of revenues on the accompanying consolidated statements of operations for 1998.

     During July 1997, the Partnership entered into a joint venture agreement with an unaffiliated third party to form A&D Title, L.P. The joint venture was formed to act as an agent in connection with the issuance of title insurance, primarily related to closings in the Partnership's Weston community. The Partnership obtained a 50% ownership interest in the joint venture, and is accounting for its investment in accordance with the equity method of accounting. Recognition of the Partnership's share of this joint venture's profits are the primary cause for the increase in Equity in earnings (losses) of unconsolidated ventures on the accompanying consolidated statements of operations for 1998 as compared to 1997 and 1996.

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

(7)  NOTES AND MORTGAGES PAYABLE

     Notes and mortgages payable at December 31, 1998 and 1997 are summarized as follows:

                                              1998          1997
                                          -----------   -----------
Term loan credit facility of
 $75,000,000 bearing interest
 at approximately 7.4% at
 December 31, 1998(A) . . . . . . . . .   $41,666,667    68,750,000

Revolving line of credit of
 $20,000,000 (A). . . . . . . . . . . .        --             --

Other notes and mortgages
  payable (B) . . . . . . . . . . . . .     4,675,137     9,386,007
                                          -----------   -----------

          Total . . . . . . . . . . . .   $46,341,804    78,136,007
                                          ===========   ===========

     (A) The Partnership's previous revolving line of credit, income property term loan and letter of credit agreement matured in July 1997. On July 31, 1997, the Partnership obtained a new credit facility from certain banks with Barnett Bank, N.A. ("Barnett") being the primary agent on the facility. The credit facility consists of a $75 million term loan, a $20 million revolving line of credit and a $5 million letter of credit facility and matures on July 31, 2001. The term loan has annual scheduled principal repayments of $12.5 million, as well as additional annual principal repayments based upon a specified percentage or amount of the Partnership's available cash. The maximum required principal repayments prior to maturity, including the scheduled repayments, generally will not exceed $18.75 million per annum. The remaining outstanding balance on the new facility is due upon maturity. Prior to September 1, 1998, interest on the facility was based, at the Partnership's option, on the relevant LIBOR plus 2.25% per annum or Barnett's prime rate. The Partnership also obtained interest rate swaps covering two-thirds of the original balance of the term loan commitment which are amortized annually until termination of the swap agreements on July 31, 2001. Loan origination fees totaling 1% of the total facility were paid by the Partnership upon the closing of the loan. Such fees have been capitalized and are being amortized to interest expense over the life of the loan. The term loan, revolving line of credit and letter of credit facility are secured by recorded mortgages on real property of the Partnership (including certain of its consolidated ventures) and pledges of certain other assets, the carrying value of which exceeds the balance outstanding under the credit facility at December 31, 1998. The credit facility also requires that certain financial covenants such as loan-to-value, net worth and debt ratios be maintained throughout the loan term. All of the loans under this facility are cross-collateralized and cross-defaulted. At December 31, 1998, the balances outstanding on the term loan, the revolving line of credit and the letter of credit facility were approximately $41,667,000, $0 and $867,000, respectively. For the year ended December 31, 1998, the combined effective interest rate for the Partnership's credit facilities, including the amortization of loan origination fees, and the effect of the interest rate swap agreements was approximately 8.7% per annum.

     Due to the replacement of the Partnership's existing letter of credit facility by the new credit facility, the Partnership was required to post approximately $4.2 million cash as collateral with its previous lender for letters of credit which continue to be obligations of that lender. Such letters of credit are expected to be replaced by either letters of credit issued under the new facility or by bonds. Once the letters of credit are replaced, the cash collateral will be released to the Partnership. As of December 31, 1998, approximately $1.9 million of such cash collateral had been released to the Partnership due to the replacement of the letters of credit issued by the previous lender, leaving a balance outstanding under this previous letter of credit facility of approximately $2.3 million.

     In February 1998, the Partnership prepaid the $12.5 million principal repayment on the term loan scheduled for July 1998. In addition, in exchange for a rate reduction of 50 basis points on its credit facility, the Partnership made an additional $7.25 million prepayment on the term loan in August 1998. As a result of this transaction, interest on the credit facility is now based, at the Partnership's option, on the relevant LIBOR plus 1.75% per annum or the lender's prime rate (7.75% at December 31, 1998). In November 1998, the Partnership also prepaid $7,333,333 of the $12.5 million principal repayment on the term loan scheduled for July 1999.

     Effective September 1, 1998, First Union National Bank became the successor agent on the credit facility replacing Barnett as the primary agent by paying off the outstanding principal balances as of August 31, 1998 owed to Barnett and one of the other lenders on the facility. In connection with this transaction, the Partnership paid all interest accrued on the facility through August 31, 1998, as well as certain fees and closing costs. With the exception of the interest rate reduction discussed above, all of the terms of the original loan agreement remain the same.

     (B) Other notes and mortgages payable are collateralized by certain investments with a net book value of approximately $1.6 million at December 31, 1998, as well as $3.1 million of subordinated debt attributable to the Cullasaja Joint Venture.

     During 1997 and 1998, the Partnership borrowed against its revolving construction line of credit to fund the construction of one of the two remaining buildings within Arvida's Grand Bay. This line of credit had a borrowing capacity up to $24 million, and was originally scheduled to mature in January 1997; however, it was subsequently renewed with a revised borrowing capacity of $21 million, and its term extended to August 1999. The line of credit bears interest at the lender's prime rate (7.75% at December 31, 1998) plus 1/2% per annum. Construction of this building was completed in October 1998, and the outstanding principal balance on this line of credit was paid in full during the fourth quarter of 1998 with proceeds from the sale of units within this building. Construction of the final building at Arvida's Grand Bay commenced in 1998, and in February 1999, the Partnership closed on a new line of credit to fund its construction. This line of credit has a borrowing capacity of $23,150,000, matures on February 4, 2001 and bears interest, at the Partnership option, at the relevant LIBOR plus 2.00% per annum or lender's prime rate.

     Following is a schedule of the maturities of notes and mortgages payable at December 31, 1998:

         1999 . . . . . . . . . . . . . . . .     $ 4,166,667
         2000 . . . . . . . . . . . . . . . .      20,360,946
         2001 . . . . . . . . . . . . . . . .      18,750,000
         2002 . . . . . . . . . . . . . . . .          --
         2003 . . . . . . . . . . . . . . . .          --
         Thereafter . . . . . . . . . . . . .       3,064,191
                                                  -----------
             Total notes and
               mortgages payable. . . . . . .     $46,341,804
                                                  ===========

(8)  EQUITY MEMBERSHIPS

     Equity memberships represent the accumulation of costs incurred in constructing club houses, golf courses, tennis courts and various other related assets, less amounts allocated to memberships sold. These amenities are conveyed to homeowners through the sale of equity memberships.

     In April 1998, control of the Jacksonville Golf & Country Club ("JG&CC") was turned over to the club's members. As a result, effective April 1, 1998, the Partnership is no longer involved in the ownership or management of JG&CC and has no further responsibility to fund JG&CC's operations (note 9). However, the Partnership still has equity memberships in JG&CC to sell.

     In May 1998, the Partnership sold its remaining Sawgrass Country Club memberships to the Sawgrass Country Club, Inc. for a sale price of approximately $2.4 million. This transaction is reflected in Land and property revenues and cost of revenues on the accompanying consolidated statements of operations for the year ended December 31, 1998, and is the primary cause for the decrease in equity memberships on the accompanying consolidated balance sheets at December 31, 1998 as compared to December 31, 1997.

(9)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses paid by the Partnership to affiliates of the General Partner for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                        1998       1997        1996
                                      --------   --------    --------

Property management fees. . . . . .   $  --        68,600      68,053
Insurance commissions . . . . . . .    161,708    235,456     260,793
Reimbursement (at cost) for
 accounting services. . . . . . . .     89,872     39,003      45,408
Reimbursement (at cost) for
 portfolio management services. . . 60,922 32,304 67,038 Reimbursement (at cost) for
 treasury services. . . . . . . . .     65,897       --          --
Reimbursement (at cost) for
 legal services . . . . . . . . . .     39,707    234,631     319,196
Reimbursement (at cost) for
 other administrative and
 out-of-pocket expenses . . . . . .     73,645    155,564      60,247
                                      --------   --------    --------
                                      $491,751    765,558     820,735
                                      ========   ========    ========

     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the year ended December 31, 1998, the amount of such costs incurred by the Partnership on behalf of these affiliates totaled approximately $1,855,000. Approximately $333,300 was outstanding at December 31, 1998, of which approximately $181,800 was received as of February 22, 1999. For the years ended December 31, 1997 and 1996, the Partnership was entitled to receive reimbursements of approximately $1,956,100 and $387,200, respectively.

     Through December 31, 1997, Arvida Company ("Arvida"), pursuant to an agreement with the Partnership, provided development and management supervisory and advisory services and the personnel therefor to the Partnership for all of its projects and operations. Pursuant to such management agreement, the Partnership reimbursed Arvida for all of its out-of-pocket expenditures (including salary and salary-related costs), subject to certain limitations. The total of such costs for the years ended December 31, 1997 and 1996 was approximately $6,189,700 and $5,931,300, respectively, all of which was paid as of December 31, 1997. In addition, at December 31, 1998, the Partnership was owed approximately $32,300 from Arvida for services performed by employees of the Partnership on behalf of Arvida, none of which was received by the Partnership as of February 22, 1999.

     In November 1997, The St. Joe Company completed its acquisition of a majority interest in St. Joe/Arvida Company, L.P. ("St. Joe/Arvida"), which acquired the major assets of Arvida. The transaction did not involve the sale of any assets of the Partnership, nor the sale of the General Partner's interest in the Partnership. In connection with this transaction, Arvida entered into a sub-management agreement with St. Joe/Arvida, effective January 1, 1998, whereby St. Joe/Arvida provides (and is reimbursed for) a substantial portion of the development and management supervisory and advisory services (and personnel with respect thereto) to the Partnership that Arvida would otherwise provide pursuant to its management agreement with the Partnership. Effective January 1, 1998, St. Joe/Arvida employs most of the same personnel previously employed by Arvida, and the services provided to the Partnership pursuant to this sub-management agreement are provided by the same personnel. St. Joe/Arvida is reimbursed for such services and personnel on the same basis as Arvida under the management agreement, and such reimbursements are made directly by the Partnership. Affiliates of JMB Realty Corporation own a minority interest in St. Joe/Arvida.

     For the year ended December 31, 1998, the Partnership reimbursed St. Joe/Arvida or its affiliates approximately $4,376,000 for the services provided to the Partnership by St. Joe/Arvida personnel pursuant to the sub-management agreement discussed above. In addition, at December 31, 1998, the Partnership owed St. Joe/Arvida approximately $116,300 for general and administrative costs including, and without limitation, salary and salary-related cost relating to work performed by employees of St. Joe/Arvida on behalf of the Partnership, all of which was paid as of February 22, 1999. The Partnership also receives reimbursement from St. Joe/Arvida for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership on behalf of St. Joe/Arvida. For the year ended December 31, 1998, the Partnership was entitled to receive approximately $1,005,000 from St. Joe/Arvida or its affiliates. Of this amount, $186,500 was owed to the Partnership at December 31, 1998, all of which was received as of February 22, 1999.

     Prior to June 1996, the Partnership and Arvida/JMB Partners, L.P.-II (a publicly-held limited partnership affiliated with the General Partner) each employed project-related and administrative personnel who performed services on behalf of both partnerships. In addition, certain out-of-pocket expenditures related to such services and other general and administrative costs were incurred and charged to each partnership as appropriate. The Partnership received reimbursements from or reimbursed Arvida/JMB Partners, L.P.-II for such costs (including salary and salary-related costs). Subsequent to June 1996, Arvida/JMB Partners, L.P.-II no longer employed any project-related or administrative personnel, and incurred no costs on behalf of the Partnership. For the year ended December 31, 1997, the Partnership was entitled to receive approximately $112,900 from Arvida/JMB Partners, L.P.-II. At December 31, 1997, approximately $9,900 was outstanding, all of which was received as of February 20, 1998. For the year ended December 31, 1996, the Partnership was entitled to receive approximately $1,021,800 from Arvida/JMB Partners, L.P.-II and the Partnership was obligated to reimburse Arvida/JMB Partners, L.P.-II approximately $245,100.

     The Partnership pays for certain general and administrative costs on behalf of its clubs, homeowners associations and maintenance associations (including salary and salary-related costs and legal fees). The Partnership receives reimbursements from these entities for such costs.
For the year ended December 31, 1998, the Partnership was entitled to receive approximately $1,321,000 from these entities. At December 31, 1998, approximately $150,000 was owed to the Partnership, of which approximately $108,100 was received as of February 22, 1999. For the years ended December 31, 1997 and 1996, the Partnership was entitled to reimbursements of approximately $1,563,900 and $459,200, respectively, from these entities.

     The Partnership, pursuant to certain agreements, provides management and other personnel and services to certain of its equity clubs and homeowners associations. Pursuant to these agreements, the Partnership is entitled to receive management fees for the services provided to these entities. For the years ended December 31, 1998, 1997 and 1996, the Partnership was entitled to receive approximately $1,396,600, $1,315,500 and $1,359,500. At December 31, 1998, approximately $887,900 was owed to the Partnership, of which $24,900 was received as of February 22, 1999.

     The Partnership funds working capital advances and operating deficits of its equity clubs, as well as operating deficits of its homeowners associations as required or deemed necessary. The working capital advances are non-interest bearing, short-term in nature, and are expected to be reimbursed from future cash flows of the equity clubs. The funding of operating deficits is expensed by the Partnership. The Partnership also funds, at its option, certain capital expenditures of its equity clubs. Upon the turnover of JG&CC as discussed in note 8, all outstanding balances owed between the Partnership and JG&CC were settled, resulting in an approximate $19,800 net payment to JG&CC. At December 31, 1998, the Partnership owed one of its homeowners associations approximately $65,600 for amounts funded by the association during 1998 which are the Partnership's obligation, all of which was paid as of February 22, 1999.

     The Partnership periodically incurs salary and salary-related costs on behalf of an affiliate of the General Partner of the Partnership. The Partnership was entitled to receive approximately $366,100, $943,700 and $399,000 for such costs for the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998, approximately $30,500 was owed to the Partnership, none of which was received as of February 22, 1999.

     The General Partner and the Associate Limited Partners, collectively, received cash distributions in 1998 totaling $2,807,724. In connection with the settlement of certain litigation, the General Partner and the Associate Limited Partners deferred approximately $1,259,000 of their share of the August 1997 distribution which was otherwise distributable to them, and such deferred distribution amount was used by the Partnership to pay a portion of the legal fees and expenses in such litigation. The General Partner and Associate Limited Partners will be entitled to receive such deferred amount after the Holders of Interests have received a specified amount of distributions from the Partnership after July 1, 1996. In addition, under certain circumstances, they will be entitled to distributions of approximately $11,934,000 which have been deferred through the date of this report pursuant to the terms of the Partnership Agreement.

Such payment is subject to certain restrictions contained in the Partnership Agreement and the Partnership's credit facility.

(10)  COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under standby letters of credit and bonds for approximately $867,000 and $14,673,000, respectively, at December 31, 1998. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable under bonds for approximately $1,020,000 at December 31, 1998.

     The Partnership leases certain building space for its management offices, sales offices and other facilities, as well as certain equipment. The building and equipment leases expire over the next two to nine years. Minimum future rental commitments under non-cancelable operating leases having a remaining term in excess of one year as of December 31, 1998 are as follows:

              1999. . . . . . . . . . . . .    $1,735,357
              2000. . . . . . . . . . . . .     1,480,583
              2001. . . . . . . . . . . . .     1,163,059
              2002. . . . . . . . . . . . .       555,815
              2003. . . . . . . . . . . . .       213,934
              Thereafter. . . . . . . . . .        43,599
                                               ----------
                                               $5,192,347
                                               ==========

     Rental expense of $2,206,337, $1,963,491 and $1,949,770 was incurred for the years ended December 31, 1998, 1997 and 1996, respectively.

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

     By letter dated January 10, 1997, Raleigh requested admission as a Substituted Limited Partner of the Partnership. The Partnership referred the request to a special committee (the "Special Committee") consisting of certain directors of the General Partner. On February 11, 1997, the Special Committee denied the request. Thereafter, the Partnership supplemented its counterclaim, as amended, to seek a court declaration that Raleigh is not entitled to be admitted as a Substituted Limited Partner.
On February 20, 1997, Raleigh filed a reply and counterclaim against the Partnership, the General Partner, and the Special Committee. The reply counterclaim sought, among other things, a declaration that Raleigh had voting rights in the Partnership and that defendants breached their fiduciary duties by failing to admit Raleigh as a Substituted Limited Partner. The reply counterclaim also sought to enjoin the Partnership, the General Partner, and the Special Committee from refusing to admit Raleigh as a Substituted Limited Partner, an award of damages, interest, fees, and costs.

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

     The trial of all claims in the Raleigh action was held from April 7, 1997 through April 9, 1997. In a memorandum opinion dated May 23, 1997, the Court concluded that, while neither the partnership agreement nor the assignment agreement of the Partnership expressly states whether subsequent Holders of Interests have voting rights, a reasonable investor could read the operative agreements as providing that subsequent Holders of Interests, such as Raleigh, have voting rights. The Partnership believed, among other things, that the Court erred in its application of the law to the facts on this issue and appealed the Court's decision on this aspect of the case.
On the issue of whether the Special Committee properly denied Raleigh's request for admission as a Substituted Limited Partner, the Court upheld the denial of Raleigh's request. By order dated June 9, 1998, and after appeal of this matter, the Delaware Supreme Court affirmed the trial court on all issues.

     On December 22, 1998, the Partnership and General Partner entered into a settlement and release agreement with Raleigh pursuant to which the Partnership and the General Partner, on behalf of themselves and their respective officers, directors, partners and affiliates (including without limitation members of the Special Committee), on the one hand, and Raleigh, on behalf of itself and its partners and affiliates, on the other hand, released their respective claims that were brought or could have been brought in the Raleigh action. In addition, pursuant to the settlement and release agreement, and to resolve, among other things, Raleigh's claim for attorneys' fees and expenses, the Partnership paid Raleigh approximately $2,047,000. Counsel for the intervenor class and Gladys Beasley has filed its own petition for attorneys' fees in the amount of $600,000 and expenses in the amount of approximately $8,000. The Partnership intends to vigorously defend against the petition; however, there is no assurance as to the outcome for such petition.

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

     One of the Partnership's insurance carriers has been funding settlements of various litigation related to Hurricane Andrew. In some, but not all, instances, the insurance carrier has provided the Partnership with written reservation of rights letters. The aggregate amount of the settlements funded to date by this carrier is approximately $8.13 million. The insurance carrier that funded these settlements pursuant to certain reservations of rights has stated its position that it has done so pursuant to various non-waiver agreements. The carrier's position was that these non-waiver agreements permitted the carrier to fund settlements without preventing the carrier from raising insurance coverage issues or waiving such coverage issues. On May 23, 1995, the insurance carrier rescinded the various non-waiver agreements currently in effect regarding the remainder of the Hurricane Andrew litigation, allegedly without waiving any future coverage defenses, conditions, limitations, or rights. For this and other reasons, the extent to which the insurance carrier may recover any of these proceeds from the Partnership is uncertain. Therefore, the accompanying consolidated financial statements do not reflect any liabilities related to this matter.

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

     The Partnership has been advised by Merrill Lynch that various investors have sought to compel Merrill Lynch to arbitrate claims brought by certain investors of the Partnership representing approximately 5% of the total of approximately 404,000 Interests outstanding. Merrill Lynch has asked the Partnership and its General Partner to confirm an obligation of the Partnership and its General Partner to indemnify Merrill Lynch in these claims against all loss, liability, claim, damage and expense, including without limitation attorneys' fees and expenses, under the terms of a certain Agency Agreement dated September 15, 1987 ("Agency Agreement") with the Partnership relating to the sale of Interests through Merrill Lynch on behalf of the Partnership. These claimants have sought or are seeking to arbitrate claims involving unspecified damages against Merrill Lynch based on Merrill Lynch's alleged violation of applicable state and/or federal securities laws and alleged violations of the rules of the National Association of Securities Dealers, Inc., together with pendent state law claims. The Partnership believes that Merrill Lynch has resolved some of these claims through litigation and otherwise, and that Merrill Lynch is defending other claims. Merrill Lynch may seek indemnification from the Partnership against liabilities and expenses Merrill Lynch incurs in these claims. The Partnership is unable to determine at this time the ultimate investment of investors who have filed arbitration claims as to which Merrill Lynch might seek indemnification in the future. At this time, and based upon the information presently available about the arbitration statements of claims filed by some of these investors, the Partnership and its General Partner believe that they have meritorious defenses to demands for indemnification made by Merrill Lynch. Although there can be no assurance regarding the outcome of the claims for indemnification, at this time, based on information presently available about such arbitration statements of claims, the Partnership and its General Partner do not believe that the demands for indemnification by Merrill Lynch will have a material adverse effect on the financial condition of the Partnership.

     On or about October 16, 1995, a lawsuit was filed against the Partnership and others in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida, entitled Council of Villages, Inc. et al. v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida/JMB Partners, Ltd., Broken Sound Club, Inc., and Country Club Maintenance Association, Inc. (the "Council of Villages case"). The multi-count complaint, as amended, is brought as a class action, and individually, on behalf of various residents of the Broken Sound Community, and alleges that defendants engaged in various acts of misconduct in, among other things, the establishment, operation, management and marketing of the Broken Sound golf course and recreational facilities, as well as the alleged improper failure to turn over said facilities to the Broken Sound homeowners on a timely basis. Plaintiffs seek, through various theories, including but not limited to breach of ordinance, fiduciary duty, fraud, and civil theft, damages in excess of $45 million, the appointment of a receiver for the Broken Sound Club, other unspecified compensatory damages, the right to seek punitive damages, treble damages, prejudgment interest, attorneys' fees and costs. The Partnership believes that the lawsuit is without merit and intends to vigorously defend itself in this matter.

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

     In April 1997, the Court issued an order certifying as a class action claims respecting the alleged violation of the Boca Raton ordinances. Both plaintiffs and defendants appealed the certification order. On appeal, the appellate court approved certification of a class action for the following counts: breach of ordinance, breach of fiduciary duty, civil theft (treble damages), breach of a constructive trust and unjust enrichment. The Partnership has filed a motion for rehearing of the issues before the appellate court. Plaintiffs in the Savoy action moved for an appointment of a receiver over the Club. The Partnership moved to strike the motion and the Court granted the Partnership's motion. The Partnership has filed a third-party complaint for indemnification and contribution against Disney in these consolidated actions in the event the Partnership is held liable for acts taken by a subsidiary of Disney prior to the Partnership's involvement in the Club and property. The parties to the Council of Villages case have filed cross motions for summary judgment on various issues related to the case and these motions are pending before the Court for decision. The Partnership can give no assurances as to the outcome of these motions. The Council of Villages case is set for trial on August 9, 1999, on all issues remaining after the ruling on summary judgment.

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

     The Partnership owns a 50% joint venture interest in 31 commercial/ industrial acres in Pompano Beach, Florida, which is encumbered by a mortgage loan in the principal amount of approximately $3.4 million at December 31, 1998. During April 1992, as a result of the Partnership's previous determination that the development of the land was no longer economically profitable, the Partnership and its joint venture partner each tendered payment in the amount of approximately $3.1 million to the lender for their respective shares of the guarantee payment required under the loan agreement and certain other holding costs, the majority of which reduced the outstanding mortgage loan to its current balance. The venture also intended at that time to convey title to the property to the lender; however, such conveyance was deferred until resolution of certain general development obligations of the venture as well as certain environmental issues. The joint venture had been negotiating with the lender regarding
the scope of the development work required to be done.   Negotiations with
the lender were unsuccessful, and the lender filed a lawsuit entitled Bankers' Trust Company v. Arvida/JMB Partners, L.P., et al., Case No. 95-2780 in the Broward County Circuit Court in which the lender asserted, among other things, that the mortgage loan was with recourse to the joint venture partners as a result of the partners' failure to perform in accordance with the terms of the loan agreement. The lender demanded payment of the outstanding loan balance plus interest thereon. The lawsuit has been resolved. On or about July 18, 1997, the parties entered into an agreement for the settlement of the lawsuit which provided for, among other things, the payment of $300,000 by the Partnership, $300,000 on behalf of the joint venture partner, the payment of back taxes on the property by the joint venture in the amount of $302,398, a commitment by the joint venture to remediate the property on or before June 30, 2000 in accordance with the settlement agreement, issuance of a new non-recourse note, a mortgage modification and dismissal of the lawsuit with prejudice and without costs.

     In March 1999, the joint venture closed on the sale of its commercial/industrial property on an "as is" basis to an unaffiliated third party for a sale price of $2.9 million. In accordance with the July 1997 settlement agreement discussed above, the net closing proceeds totaling approximately $2.7 million were disbursed to the joint venture's lender in full satisfaction of the remaining balance outstanding on the mortgage loan encumbering the property. As a result of the property's sale, the joint venture and the Partnership have no future obligation to the purchaser to fund costs related to the environmental clean-up of this property. With respect to the environmental issues, the clean-up which began in July 1994 is in a "monitoring only" phase pursuant to an informal arrangement with state environmental officials. There are no assurances that further clean-up will not be required. If further action is required and the previous owner is unable to fulfill all its obligations as they relate to this environmental issue, the joint venture and ultimately the Partnership may be obligated to the state for such costs. Should this occur, the Partnership does not anticipate the cost of this clean-up to be material to its operations.

     The Partnership may be responsible for funding certain other ancillary activities for related entities in the ordinary course of business which the Partnership does not currently believe will have any material adverse effect on its consolidated financial position or results of operations.

(11)  TAX INCREMENT FINANCING ENTITIES

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

     Prior to July 1991, the District had issued variable rate bonds totaling approximately $96 million which were to mature in various years commencing in May 1991 through May 2011. During 1995, in order to reduce the exposure of variable rate debt, the District pursued new bond issuances. As a result, during March and December 1995, the District issued approximately $99 million and $13.3 million of bonds, respectively, at fixed rates ranging from 4.0% to 8.25% per annum with maturities commencing in May 1995 through May 2011. The proceeds from these bond offerings were used to refund the bonds issued prior to July 1991 described above, as well as to fund the issuance costs incurred in connection with the offerings and deposits to certain reserve accounts for future bond debt service requirements. In July 1997, the District issued another approximate $41.6 million of fixed rate bonds. These bonds bear interest ranging from 4.0% to 5.0% (payable in May and November each year until maturity or prior redemption), with maturities commencing in May 1999 through May 2027 (the "Series 1997 Bonds"). The Series 1997 Bonds were issued for the purpose of paying costs of certain improvements to the District's water management system, as well as to fund certain issuance costs incurred in connection with the offerings, deposit funds into certain reserve accounts, and pay capitalized interest on these bonds. At December 31, 1998, the amount of bonds issued and outstanding totaled approximately $131.8 million. For the year ended December 31, 1998, the Partnership paid special assessments related to the bonds of approximately $3.6 million.

(12)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS #107 requires the disclosure of the fair values of all financial assets and liabilities for which it is practicable to estimate such values.

Value is defined in SFAS #107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amounts of its financial instruments approximates their fair values at December 31, 1998 and 1997.

(13)  PARTNERSHIP AGREEMENT

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

     For the years ended December 31, 1998, 1997 and 1996, the Partnership had net income for financial reporting and Federal income tax purposes.
The amount of net income allocated, collectively, to the General and Associate Limited Partners for financial reporting and tax purposes for the year ended December 31, 1998 was approximately $6,062,000 and $6,061,000, respectively. The amount of net income allocated, collectively, to the General and Associated Limited Partners for financial reporting and tax purposes for the year ended December 31, 1997 was approximately $4,016,000 and $4,015,000, respectively. The amount of net income allocated, collectively, to the General and Associate Limited Partners for financial reporting and tax purposes for the year ended December 31, 1996 was approximately $755,000 and $717,000, respectively. These allocations are based on cash distributions to the General Partner and the Associate Limited Partners with an allocation of at least 1% of profits to the General Partner in accordance with Section 4.2A of the Partnership Agreement.

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

(14)  IMPAIRMENT OF LONG-LIVED ASSETS

     In December 1997, the Partnership recorded an inventory impairment of $4.5 million to the carrying value of its River Hills Community. This loss was recorded based upon an analysis of estimated discounted cash flows used to determine the fair value of the Community. This analysis estimated the sell-out of the remaining houses, homesites and land and property in this Community by the year 2001. As a result of this adjustment, River Hill's carrying value is recorded at approximately $9.0 million and $11.6 million at December 31, 1998 and 1997, respectively.

(15)  SUBSEQUENT EVENTS

     During March 1999, the Partnership made a distribution for 1998 of $58,580,000 to its Holders of Interests ($145.00 per Interest) and $3,254,407 to the General Partner and Associate Limited Partners, collectively.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                               PART III


ITEM 10.  DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The General Partner of the Partnership is Arvida/JMB Managers, Inc., a Delaware corporation, of which all of the outstanding shares of stock are owned by Northbrook Corporation, a Delaware corporation, substantially all of the outstanding stock of which is owned by JMB Realty Corporation, a Delaware corporation ("JMB") and certain of its officers, directors, members of their families and their affiliates. Substantially all of the shares of JMB are owned by its officers, directors, members of their families and their affiliates. Arvida/JMB Managers, Inc. was substituted as general partner of the Partnership as a result of a merger on March 30, 1990 of an affiliated corporation that was the then general partner of the Partnership into Arvida/JMB Managers, Inc., which, as the surviving corporation of such merger, continues as General Partner. All references herein to "General Partner" include Arvida/JMB Managers, Inc. and its predecessor, as appropriate. The General Partner has responsibility for all aspects of the Partnership's operations. Arvida/JMB Associates, an Illinois general partnership, of which certain officers and affiliates of JMB are partners, and Arvida/JMB Limited Partnership, an Illinois limited partnership, of which Arvida/JMB Associates is the general partner, are the Associate Limited Partners of the Partnership. An affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated is the limited partner of Arvida/JMB Limited Partnership. Various relationships of the Partnership to the General Partner and its affiliates are described under the caption "Conflicts of Interest" at pages 21-24 of the Prospectus, which description is hereby incorporated herein by reference to Exhibit 99.1 to this report.

     The directors and the executive and certain other officers of the General Partner of the Partnership are as follows:

                                                           SERVED IN
  NAME                       OFFICE                        OFFICE SINCE
  ----                       ------                        ------------

  Judd D. Malkin             Chairman                      04/08/87
                             and Director                  05/31/96
  Neil G. Bluhm              President                     04/08/87
                             and Director                  05/31/96
  H. Rigel Barber            Vice President                04/08/87
  Gailen J. Hull             Vice President                04/09/87
  Howard Kogen               Vice President
                             and Treasurer                 04/08/87
  Gary Nickele               Vice President                04/08/87
  Burton E. Glazov           Director                      05/31/96
  Stuart C. Nathan           Director                      05/31/96
  A. Lee Sacks               Director                      05/31/96
  John G. Schreiber          Director                      05/31/96
  James D. Motta             Vice President                04/09/87
  John Grab                  Vice President                04/09/87

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the General Partner to be held on August 10, 1999. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the General Partner to be held on August 10, 1999. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was selected as such.

     The foregoing directors and certain of the officers are also officers and/or directors of various affiliated companies, including JMB, which is the corporate general partner of Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV") and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X") and JMB Income Properties, Ltd.-XI ("JMB Income-XI"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB. The directors and certain of such officers are also partners, directly or indirectly, of certain partnerships (the "Associate Partnerships") which are associate general partners in the following real estate limited partnerships: Carlyle-XI, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, JMB-VII, JMB Income-X, JMB Income-XI, and Carlyle Income Plus-II. Most of the foregoing directors and officers are partners, indirectly through other partnerships, of the Associate Limited Partners of the Partnership.

     The business experience during the past five years of such directors and officers of the General Partner of the Partnership includes the following:

     Judd D. Malkin (age 61) is Chief Financial Officer, Chairman and a director of JMB and an officer and/or director of various JMB affiliates. He is also an individual general partner of JMB Income Properties-V.
Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox Major League Baseball team, and CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls National Basketball Association Team. He is a Certified Public Accountant.

     Neil G. Bluhm (age 61) is President and a director of JMB and an officer and/or director of various JMB affiliates. He is also an individual general partner of JMB Income Properties-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds, and a director of Urban Shopping Centers, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 60) is a director of JMB. He has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. Mr. Glazov is currently retired. He is a member of the Bar of the State of Illinois.

     Stuart C. Nathan (age 57) is Executive Vice President and a director of JMB and an officer and/or director of various JMB affiliates. He has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 65) is a director of JMB. He has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 52) is a director of JMB. He has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors L.P., an affiliate of the Blackstone Group, L.P., Mr. Schreiber is also a director of Urban Shopping Centers, Inc., Host Marriott Corporation, The Brickman Group, Ltd., which is engaged in the landscape maintenance business, and a number of investment companies advised or managed by T. Rowe Price Associates, Inc. and its affiliates and a trustee of Amli Residential Property Trust. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 50) is Chief Executive Officer and Executive Vice President of JMB and an officer of various JMB affiliates. Mr. Barber has been associated with JMB since March, 1982. He received a J.D. Degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 50) is a Senior Vice President of JMB and an officer of various JMB affiliates. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 63) is Senior Vice President and Treasurer of JMB and an officer of various JMB affiliates. Mr. Kogen has been associated with JMB since March, 1973. He is a Certified Public Accountant.

    Gary Nickele (age 46) is Executive Vice President and General Counsel of JMB and an officer of various JMB affiliates. Mr. Nickele has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     James D. Motta (age 43) has been President and Chief Executive Officer of Arvida since April 1995, and President and Chief Executive Officer of St. Joe/Arvida Company, L.P. ("St. Joe/Arvida"), a joint venture among affiliates of The St. Joe Company and JMB for real estate development, ownership and management, since November 1997. Previously, Mr. Motta was Executive Vice President and Chief Operating Officer of Arvida (May, 1994 to March, 1995). Prior thereto, he was President-Community Development Division of Arvida (August, 1993 - April, 1994).

     John R. Grab (age 42) has been Vice President of St. Joe/Arvida since November 1997. From 1993 until 1997, he was Vice President and General Manager - Club/Hotel Operations of Arvida.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires, among others, persons who beneficially own more than 10% of the Interests to file reports of changes in their beneficial ownership of the Interests on Form 4 or Form 5 with the Securities and Exchange Commission ("SEC"). Such persons are also required by SEC rules to furnish the Partnership a copy of such reports filed with the SEC. Based on its failure to receive copies of reports on Form 4 or Form 5, the Partnership believes that Raleigh GP Corp., and Rockland Partners, Inc., which formerly were general partners of Raleigh Capital Associates, L.P., did not report changes in their respective beneficial ownership of Interests during 1998. It appears that each such person failed to file two reports (i.e., one Form 4 and one Form 5) relating to the change in their respective beneficial ownership of Interests indirectly through Raleigh Capital Associates, L.P. that resulted from the redemption of their partnership interests in Raleigh Capital Associates, L.P.


ITEM 11.  EXECUTIVE COMPENSATION

     The officers and the director of the General Partner receive no direct remuneration in such capacities from the Partnership. The General Partner and the Associate Limited Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses as described under the caption "Cash Distributions and Allocations of Profit and Losses" at pages 61 to 64 of the Prospectus and at pages A-9 to A-16 of the Partnership Agreement, which descriptions are incorporated herein by reference to Exhibit 99.1, to this report. Reference is also made to Notes 1 and 13 for a description of such distributions and allocations. The General Partner and the Associate Limited Partners, collectively, received cash distributions in 1998 totaling $2,807,724 and in February 1999 totaling $3,254,407. In connection with the settlement of certain litigation, the General Partner and the Associate Limited Partners deferred approximately $1,259,000 of their share of the August 1997 distribution which was otherwise distributable to them, and such deferred distribution amount was used by the Partnership to pay a portion of the legal fees and expenses in such litigation. The General Partner and Associate Limited Partners will be entitled to receive such deferred amount after the Holders of Interests have received a specified amount of distributions from the Partnership after July 1, 1996. In addition, under certain circumstances, they will be entitled to distributions of approximately $11,934,000 which have been deferred through the date of this report pursuant to the terms of the Partnership Agreement. Such payment is subject to certain restrictions contained in the Partnership Agreement and the Partnership's credit facility. Pursuant to the Partnership Agreement, the General Partner and Associate Limited Partners were allocated profits for tax purposes for 1998 of approximately $7,156,000. Reference is made to Note 13 for further discussion of this allocation.

     In September 1996 the General Partner, its directors and certain other parties were named as defendants in a lawsuit entitled Vanderbilt Income and Growth Associates, L.L.C. and Raleigh Capital Associates L.P. ("Raleigh"), individually and derivatively on behalf of Arvida/JMB Partners, L.P. v. Arvida/JMB Managers, Inc., et al. (the "Raleigh action"), which also sought, among other things, to enjoin completion of a proposed $160 million financing. In January 1997 the plaintiffs in the Raleigh action voluntarily dismissed these claims. The Partnership, by way of counterclaims in the Raleigh action, sought declarations that Raleigh was not entitled to vote on the Partnership matters and was not entitled to be admitted as a Substituted Limited Partner in the Partnership. Raleigh filed a reply counterclaim seeking a declaration that it had voting rights in the Partnership and that the defendants breached their fiduciary duties by failing to admit Raleigh as a Substituted Limited Partner. For further information concerning the Raleigh action, reference is made to Subpart (A) under Item 3. Legal Proceedings.

     On December 22, 1998, the Partnership and General Partner entered into a settlement and release agreement with Raleigh pursuant to which the Partnership and the General Partner, on behalf of themselves and their respective officers, directors, partners and affiliates (including without limitation members of the Special Committee consisting of certain directors of the General Partner), on the one hand, and Raleigh, on behalf of itself and its partners and affiliates, on the other hand, released their respective claims that were brought or could have been brought in the Raleigh action. In addition, pursuant to the settlement and release agreement, and to resolve, among other things, Raleigh's claim for attorneys' fees and expenses, the Partnership paid Raleigh approximately $2,047,000. The Partnership has paid to the attorneys for the Partnership, the General Partner and members of the Special Committee fees and expenses of approximately $1,634,000 in connection with the Raleigh action.

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

     At December 31, 1998, the Partnership was owed approximately $32,300 from Arvida for services performed by employees of the Partnership on behalf of Arvida, none of which was received by the Partnership as of February 22, 1999.

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

     St. Joe/Arvida also entered into a sub-management agreement with Arvida, effective January 1, 1998, whereby St. Joe/Arvida provides a substantial portion of the development and management supervisory and advisory services (and the personnel therefor) to the Partnership that Arvida would otherwise provide pursuant to its management agreement with the Partnership. Effective January 1, 1998, St. Joe/Arvida employs most of the personnel previously employed by Arvida, and the services provided to the Partnership pursuant to the sub-management agreement are provided by the same personnel. St. Joe/Arvida is reimbursed for such services and personnel on the same basis as Arvida under its management agreement, and such reimbursements are made directly to St. Joe/Arvida by the Partnership.

The total of such costs for the year ended December 31, 1998, was approximately $4,376,000. Approximately $116,300 was outstanding at December 31, 1998, all of which was paid as of February 22, 1999. The Partnership also receives reimbursement from St. Joe/Arvida for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership on behalf of St. Joe/Arvida. For the year ended December 31, 1998, the Partnership was entitled to receive approximately $1,005,000 from St. Joe/Arvida or its affiliates. Of this amount, $186,500 was owed to the Partnership at December 31, 1998, all of which was received as of February 22, 1999. The St. Joe Company owns a majority interest in St. Joe/Arvida, and affiliates of JMB own a minority interest in St. Joe/Arvida.

    The Partnership periodically incurs salary and salary-related costs on behalf of an affiliate of the General Partner of the Partnership. The Partnership was entitled to receive approximately $366,100 for such costs for the year ended December 31, 1998. At December 31, 1998, approximately $30,500 was outstanding, none of which was received as of February 22, 1999.

     JMB Insurance Agency, Inc., an affiliate of the General Partner, earned and received insurance brokerage commissions in 1998 of approximately $161,700 in connection with providing insurance coverage for certain of the properties of the Partnership, all of which was paid as of December 31, 1998. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partner of the Partnership or its affiliates are entitled to reimbursement for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and the acquisition, development, ownership, supervision, and operation of the Partnership assets. In addition, in 1998, the General Partner or its affiliates were due reimbursement for such direct or other administrative and out-of-pocket expenses and property management fees in the amount of approximately $73,600, all of which was paid as of December 31, 1998. Additionally, the General Partner and its affiliates are entitled to reimbursements for legal, accounting and portfolio management services. Such costs for 1998 were approximately $256,400, all of which was paid as of December 31, 1998.

     The Partnership was also entitled to receive reimbursements from affiliates of the General Partner for certain general and administrative expenses including, and without limitation, salary and salary-related expenses relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the year ended December 31, 1998, the total of such costs was approximately $1,855,000. Approximately $333,300 was outstanding as of December 31, 1998, of which $181,800 was received as of February 22, 1999.

     Amounts payable to or by the General Partner or its affiliates do not bear interest.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     (a) The following have reported beneficial ownership of more than 5% of the outstanding Interests of the Partnership.

                    NAME AND ADDRESS        AMOUNT AND NATURE
                    OF BENEFICIAL           OF BENEFICIAL     PERCENT
TITLE OF CLASS      OWNER                   OWNERSHIP         OF CLASS
--------------      ----------              ----------------- --------

Limited Partnership St. Joe Capital II, Inc.106,200.4399      26.3%
Interests and       c/o Griffin Corporate   Interests
Assignee Interests  Services                directly (1)
therein             300 Delaware Avenue,
                    9th floor
                    Wilmington, Delaware 19801

Limited Partnership The St. Joe Company     106,200.4399      26.3%
Interests and       1650 Prudential Drive,  Interests
Assignee Interests  Suite 400               indirectly (2)
therein             Jacksonville, Florida 32207

(1) Reflects beneficial ownership of Interests held directly by St. Joe Capital-II, Inc. ("St. Joe Capital") for which St. Joe Capital has shared voting and dispositive power.

(2) Reflects beneficial ownership of Interests held by St. Joe Capital for which The St. Joe Company has shared voting and dispositive power. St. Joe Capital is a wholly owned subsidiary of The St. Joe Company.


     (b) The General Partner and its executive officers and directors own the following Interests of the Partnership:

                   NAME OF               AMOUNT AND NATURE
                   BENEFICIAL            OF BENEFICIAL        PERCENT
TITLE OF CLASS     OWNER                 OWNERSHIP            OF CLASS
--------------     ----------            -----------------    --------

Limited PartnershipGeneral Partner       None                 --
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

                  4.12    Amendment to Credit Agreement dated September
1, 1998 is hereby incorporated herein by reference to Exhibit 4.1 to the Partnership's Report for September 30, 1998 on Form 10-Q (File No. 0-16976) dated November 11, 1998.

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

                          Absolute Assignment of Deed to Secure Debt and
Other Documents.

                  4.13 Consolidated and Restated Term Loan Promissory Note of the Certain Term Loan Promissory Note dated July 31, 1997 in favor of Barnett Bank, N.A., First Union National Bank, BankBoston, N.A., and Bank United is hereby incorporated herein by reference to Exhibit 4.2 to the Partnership's Report for September 30, 1998 on Form 10-Q (File No. 0-16976) dated November 11, 1998.

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

                          Letter of Credit Line Demand Note dated
September 1, 1998 Payable to the Order of First Union National Bank.

                  4.14 Bifurcation of Note Agreement of that Certain Consolidated and Restated Term Loan Promissory Note dated September 1, 1998 is hereby incorporated herein by reference to Exhibit 4.3 to the Partnership's Report for September 30, 1998 on From 10-Q (File No. 0-16976) dated November 11, 1998.

                          Exhibit A to Bifurcation of Note Agreement -
Term Loan Promissory Note dated September 1, 1998 Payable to the Order of First Union National Bank

                          Exhibit B to Bifurcation of Note Agreement -
Term Loan Promissory Note dated September 1, 1998 Payable to the Order of First Union National Bank.

                          Bifurcation of Note Agreement of that Certain
Consolidated and Restate Line of Credit Promissory Note dated September 1,
1998.

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

                  4.15    Renewal Term Loan Promissory Note dated
September 1, 1998 is hereby incorporated herein by reference to Exhibit 4.4 to the Partnership's Report for September 30, 1998 on Form 10-Q (File No. 0-16976) dated November 11, 1998.

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

                  10.11 Amendment dated August 22, 1997 to Agreement for Sale and Purchase by and between Center Retail Partners, Center Hotel Limited Partnership, Center Office Partners and Arvida/JMB Partners, L.P. and Stanford Hotels Corporation.****

                  10.12 Second Amendment dated October 17, 1997 to Agreement for Sale and Purchase by and between Center Retail Partners, Center Hotel Limited Partnership, Center Office Partners and Arvida/JMB Partners, L.P. and Stanford Hotels Corporation.****

                  10.13 First Amendment dated September 29, 1997 to Agreement for Purchase and Sale by and between Country Isles Associates and Principal Mutual Life Insurance Company is hereby incorporated herein by reference to Exhibit 10.13 to the Partnership's Report for December 31, 1997 on From 10-K (File No. 0-16976) dated March 25, 1998.

                  10.14 Second Amendment dated October 2, 1997 to Agreement for Purchase and Sale by and between Country Isles Associates and Principal Mutual Life Insurance Company is hereby incorporated herein by reference to Exhibit 10.14 to the Partnership's Report for December 31, 1997 on form 10-K (File No. 0-16976) dated March 25, 1998.

                  10.15 Information Systems Sharing Agreement dated November 6, 1997 between Arvida/JMB Partners, L.P. and Arvida Company is hereby incorporated herein by reference to Exhibit 10.15 to the Partnership's Report for December 31, 1997 on Form 10-K (File No. 0-16976) dated March 25, 1998.

                  10.16 Asset Purchase Agreement by and between Gulf and Pacific Communications Limited Partnership and Schurz Communications, Inc. dated as of July 15, 1998 is incorporated by reference toExhibit 10.1 to the Partnership's Form 10-Q Report(File No. 0-16976) filed on November 11, 1998.

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

        (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

     No annual report or proxy material for the fiscal year 1998 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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


                        ARVIDA/JMB PARTNERS, L.P.

                        BY:     Arvida/JMB Managers, Inc.
                                (The General Partner)



                                GAILEN J. HULL
                        By:     Gailen J. Hull
                                Vice President
                        Date:   March 22, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                JUDD D. MALKIN
                        By:     Judd D. Malkin, Chairman, Chief
                                Financial Officer and Director
                        Date:   March 22, 1999



                                BURTON E. GLAZOV
                        By:     Burton E. Glazov, Director
                        Date:   March 22, 1999



                                GAILEN J. HULL
                        By:     Gailen J. Hull, Vice President
                                (Principal Accounting Officer)
                        Date:   March 22, 1999



                                A. LEE SACKS
                        By:     A. Lee Sacks, Director
                        Date:   March 22, 1999



                                STUART C. NATHAN
                        By:     Stuart C. Nathan, Director
                        Date:   March 22, 1999

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

4.9.             Commitments for a Term Loan by and between
                 Arvida/JMB Partners, L.P. and Starwood/Florida
                 Funding, L.L.C. dated September 12, 1996.                    Yes

4.10.            Commitment Letter dated March 12, 1997, from
                 Barnett Bank of Broward County N.A.                          Yes

4.11.            Credit Agreement dated July 31, 1997
                 between Barnett Bank, N.A. and The Other
                 Lenders and Arvida/JMB Partners, L.P.                        Yes





                                                                          DOCUMENT
                                                                         INCORPORATED    SEQUENTIALLY
EXHIBIT NO.      EXHIBIT                                                 BY REFERENCE    NUMBERED PAGE
-----------      -------                                                 ------------    -------------
4.12             Amendment to Credit Agreement dated
                 September 1, 1998                                            Yes

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

                 Absolute Assignment of Deed to Secure Debt and
                 Other Documents.

4.13             Consolidated and Restated Term Loan Promissory Note
                 of the Certain Term Loan Promissory Note dated
                 July 31, 1997                                                Yes

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

                 Letter of Credit Line Demand Note dated September 1,
                 1998 Payable to the Order of First Union National Bank.





                                                                          DOCUMENT
                                                                         INCORPORATED    SEQUENTIALLY
EXHIBIT NO.      EXHIBIT                                                 BY REFERENCE    NUMBERED PAGE
-----------      -------                                                 ------------    -------------
4.14             Bifurcation of Note Agreement of that Certain
                 Consolidated and Restated Term Loan Promissory Note
                 dated September 1, 1998                                      Yes

                 Exhibit A to Bifurcation of Note Agreement - Term Loan
                 Promissory Note dated September 1, 1998 Payable to the
                 Order of First Union National Bank

                 Exhibit B to Bifurcation of Note Agreement - Term Loan
                 Promissory Note dated September 1, 1998 Payable to the
                 Order of First Union National Bank.

                 Bifurcation of Note Agreement of that Certain
                 Consolidated and Restate Line of Credit Promissory
                 Note dated September 1, 1998.

                 Exhibit A to Bifurcation of Note Agreement - Line of
                 Credit Promissory Note dated September 1, 1998
                 Payable to the Order of First Union National Bank.

                 Exhibit B to Bifurcation of Note Agreement - Line of
                 Credit Promissory Note dated September 1, 1998
                 Payable to the Order of First Union National Bank

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

4.15             Renewal Term Loan Promissory Note dated September 1,
                 1998.                                                        Yes

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

10.13            First Amendment dated September 29, 1997
                 to Agreement for Purchase and Sale by and
                 between Country Isles Associates and
                 Principal Mutual Life Insurance Company                      Yes

10.14            Second Amendment dated October 2, 1997
                 to Agreement for Purchase and Sale by
                 and between Country Isles Associates
                 and Principal Mutual Life Insurance
                 Company                                                      Yes

10.15            Information Systems Sharing Agreement dated
                 November 6, 1997 between Arvida/JMB Partners,
                 L.P. and Arvida Company                                      Yes

10.16            Asset Purchase Agreement by and between Gulf
                 and Pacific Communications Limited Partnership
                 and Schurz Communications, Inc. dated as of
                 July 15, 1998 is incorporated by reference to
                 Exhibit 10.1 to the Partnership's Form 10-Q Report
                 (File No. 0-16976) filed on November 11, 1998.               Yes

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
