Form 10-Q
period 1999-03-31
ARVIDA JMB PARTNERS L P
filed 1999-05-17
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.   20549



                                  FORM 10-Q



                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934




For the quarter ended
March 31, 1999                                    Commission file #0-16976




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

                         CONSOLIDATED BALANCE SHEETS

              MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998



                                   ASSETS
                                   ------

                                               MARCH 31,       DECEMBER 31,
                                                 1999             1998
                                             ------------      -----------

Cash and cash equivalents. . . . . . . .     $ 28,585,507       82,103,559
Restricted cash. . . . . . . . . . . . .       15,256,852       13,337,171
Trade and other accounts receivable
  (net of allowance for doubtful
  accounts of $166,162 at March 31,
  1999 and $198,548 at December 31,
  1998). . . . . . . . . . . . . . . . .       39,976,128       13,989,093
Real estate inventories. . . . . . . . .      147,009,826      160,922,604
Property and equipment, net. . . . . . .       30,294,232       33,816,203
Property and equipment held for
  disposition or sale. . . . . . . . . .        3,657,293            --
Investments in and advances to
  joint ventures, net. . . . . . . . . .          946,935        1,217,327
Equity memberships . . . . . . . . . . .        2,039,084        2,175,510
Amounts due from affiliates, net . . . .        1,595,507        1,438,690
Prepaid expenses and other assets. . . .        6,422,210        7,367,323
                                             ------------     ------------

          Total assets . . . . . . . . .     $275,783,574      316,367,480
                                             ============     ============

                          ARVIDA/JMB PARTNERS, L.P.
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

                   CONSOLIDATED BALANCE SHEETS (CONTINUED)



                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                 ------------------------------------------


                                               MARCH 31,       DECEMBER 31,
                                                 1999             1998
                                             ------------      -----------

Liabilities:
  Accounts payable . . . . . . . . . . .     $ 18,322,568       16,447,904
  Deposits . . . . . . . . . . . . . . .       30,858,345       27,655,567
  Accrued expenses and other
    liabilities. . . . . . . . . . . . .       15,864,309       16,151,679
  Notes and mortgages payable, net . . .       46,954,254       46,341,804
                                             ------------     ------------

  Commitments and contingencies

          Total liabilities. . . . . . .      111,999,476      106,596,954
                                             ------------     ------------

Partners' capital accounts:
  General Partner and Associate
   Limited Partners:
    Capital contributions. . . . . . . .           20,000           20,000
    Cumulative net income. . . . . . . .       45,986,638       45,828,157
    Cumulative cash distributions. . . .      (44,570,382)     (41,315,975)
                                             ------------     ------------
                                                1,436,256        4,532,182
                                             ------------     ------------
  Limited Partners:
    Capital contributions, net of
      offering costs . . . . . . . . . .      364,841,815      364,841,815
    Cumulative net income. . . . . . . .      154,103,597      138,414,099
    Cumulative cash distributions. . . .     (356,597,570)    (298,017,570)
                                             ------------     ------------
                                              162,347,842      205,238,344
                                             ------------     ------------
          Total partners' capital
            accounts . . . . . . . . . .      163,784,098      209,770,526
                                             ------------     ------------

          Total liabilities and
            partners' capital. . . . . .     $275,783,574      316,367,480
                                             ============     ============














                 The accompanying notes are an integral part of these consolidated financial statements.

                          ARVIDA/JMB PARTNERS, L.P.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                 THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (UNAUDITED)



                                                  1999             1998
                                               -----------      ----------
Revenues:
  Housing. . . . . . . . . . . . . . . . . . . $83,020,737      54,458,407
  Homesites. . . . . . . . . . . . . . . . . .     684,496       1,997,337
  Land and property. . . . . . . . . . . . . .   2,772,906       2,186,100
  Operating properties . . . . . . . . . . . .   4,620,790       5,301,122
  Brokerage and other operations . . . . . . .   6,303,640       5,544,433
                                               -----------     -----------
        Total revenues . . . . . . . . . . . .  97,402,569      69,487,399
                                               -----------     -----------

Cost of revenues:
  Housing. . . . . . . . . . . . . . . . . . .  66,183,155      42,550,998
  Homesites. . . . . . . . . . . . . . . . . .     475,325       1,287,031
  Land and property. . . . . . . . . . . . . .   2,243,260       1,729,319
  Operating properties . . . . . . . . . . . .   4,216,447       4,577,996
  Brokerage and other operations . . . . . . .   5,884,658       5,001,468
                                               -----------     -----------
        Total cost of revenues . . . . . . . .  79,002,845      55,146,812
                                               -----------     -----------

Gross operating profit . . . . . . . . . . . .  18,399,724      14,340,587
Selling, general and administrative expenses .  (3,714,687)     (4,361,317)
                                               -----------     -----------

        Net operating income . . . . . . . . .  14,685,037       9,979,270

Interest income. . . . . . . . . . . . . . . .   1,413,236         980,740
Equity in earnings of unconsolidated
  ventures . . . . . . . . . . . . . . . . . .     430,527          77,122
Interest and real estate taxes, net. . . . . .    (680,821)       (835,693)
                                               -----------     -----------

        Net income . . . . . . . . . . . . . . $15,847,979      10,201,439
                                               ===========     ===========

        Net income per Limited
          Partnership Interest . . . . . . . . $     38.84           21.62
                                               ===========     ===========

        Cash distributions per
          Limited Partnership
          Interest . . . . . . . . . . . .     $    145.00           75.06
                                               ===========     ===========














                 The accompanying notes are an integral part of these consolidated financial statements.

                          ARVIDA/JMB PARTNERS, L.P.
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                 THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (UNAUDITED)


                                                  1999             1998
                                               -----------     -----------

Net income . . . . . . . . . . . . . . . . . . $15,847,979      10,201,439
Charges (credits) to net income not
 requiring (providing) cash:
  Depreciation and amortization. . . . . . . .     802,505         894,881
  Equity in earnings of unconsolidated
    ventures . . . . . . . . . . . . . . . . .    (430,527)        (77,122)
  Provision for doubtful accounts. . . . . . .     (26,284)        (21,632)
  Gain on sale of joint venture interest . . .       --           (450,546)
Changes in:
  Restricted cash. . . . . . . . . . . . . . .  (1,919,681)     (1,555,869)
  Trade and other accounts receivable. . . . . (25,960,751)    (15,858,477)
  Real estate inventories:
    Additions to real estate inventories . . . (49,310,531)    (39,099,103)
    Cost of sales. . . . . . . . . . . . . . .  64,921,884      41,624,332
    Capitalized interest . . . . . . . . . . .    (989,937)     (1,610,999)
    Capitalized real estate taxes. . . . . . .    (708,638)       (819,865)
  Equity memberships . . . . . . . . . . . . .     136,426       1,125,013
  Amounts due from affiliates, net . . . . . .    (156,817)       (246,825)
  Prepaid expenses and other assets. . . . . .     784,198         (41,377)
  Accounts payable, accrued expenses and
    other liabilities. . . . . . . . . . . . .   1,542,885         962,583
  Deposits and unearned income . . . . . . . .   3,202,778       6,024,036
                                               -----------     -----------
          Net cash provided by
            operating activities . . . . . . .   7,735,489       1,050,469
                                               -----------     -----------
Cash flows from investing activities:
  Mortgages receivable . . . . . . . . . . . .       --            190,264
  Acquisitions of property and equipment . . .    (776,912)       (716,241)
  Joint venture distributions. . . . . . . . .     745,328          70,128
  Proceeds from sale of joint venture
    interest . . . . . . . . . . . . . . . . .       --          1,670,976
                                               -----------     -----------
          Net cash provided by (used in)
            investing activities . . . . . . .     (31,584)      1,215,217
                                               -----------     -----------
Cash flows from financing activities:
  Proceeds from notes and mortgages payable. .     796,282       4,612,751
  Payments of notes and mortgages payable. . .    (183,832)    (13,187,432)
  Distributions to General Partner and
    Associate Limited Partners . . . . . . . .  (3,254,407)     (1,685,514)
  Distributions to Limited Partners. . . . . . (58,580,000)    (30,322,706)
                                               -----------     -----------
          Net cash used in
            financing activities . . . . . . . (61,221,957)    (40,582,901)
                                               -----------     -----------

                          ARVIDA/JMB PARTNERS, L.P.
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED





                                                   1999            1998
                                               -----------     -----------

Decrease in Cash and cash equivalents. . . . . (53,518,052)    (38,317,305)

Cash and cash equivalents,
  beginning of year. . . . . . . . . . . . . .  82,103,559      79,411,195
                                               -----------     -----------
Cash and cash equivalents,
  end of period. . . . . . . . . . . . . . . . $28,585,507      41,093,890
                                               ===========     ===========

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and other
    interest, net of amounts capitalized . . . $     --            248,482
                                               ===========     ===========
  Non-cash investing and financing
    activities . . . . . . . . . . . . . . . . $     --              --
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

                          ARVIDA/JMB PARTNERS, L.P.
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 1999 AND 1998
                                 (UNAUDITED)


     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1998, which are included in the Partnership's 1998 Annual Report on Form 10-K (File No. 0-16976) filed on March 31, 1999, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 1998 Annual Report.

GENERAL

     Capitalized Interest and Real Estate Taxes

     Interest, including the amortization of loan fees, of $989,937 and $1,610,999 was incurred for the three months ended March 31, 1999 and 1998, respectively, all of which was capitalized. Interest payments, including amounts capitalized, of $984,187 and $1,859,481 were made during the three months ended March 31, 1999 and 1998, respectively. The decrease in interest incurred and paid during the three months ended March 31, 1999 compared to the same period in 1998 is due to a decrease in the average amount of debt outstanding during the period as the Partnership made principal repayments on the term loan during 1998.

     Real estate taxes of $1,389,459 and $1,655,558 were incurred for the three months ended March 31, 1999 and 1998, respectively, of which $708,638 and $819,865 were capitalized, respectively. Real estate tax payments of $51,674 and $66,386 were made during the three months ended March 31, 1999 and 1998, respectively. In addition, real estate tax reimbursements totaling $8,460 and $256,774 were received from the Partnership's escrow agent during the three months ended March 31, 1999 and 1998, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and other operating properties as these taxes are included in cost of revenues for operating properties.

     Property and Equipment and Other Assets

     Depreciation expense of $641,590 and $733,966 was incurred for the three months ended March 31, 1999 and 1998, respectively. Amortization of other assets, excluding loan fees, of $98,415 was incurred for each of the three months ended March 31, 1999 and 1998. Amortization of loan fees, which is included in interest expense, of $62,500 was incurred for each of the three months ended March 31, 1999 and 1998.

     Partnership Distributions

     During March 1999, the Partnership made a distribution for 1998 of $58,580,000 to its Holders of Interests ($145.00 per Interest) and $3,254,407 to the General Partner and Associate Limited Partners, collectively. These distributions are the primary cause for the decrease in Cash and cash equivalents at March 31, 1999 as compared to December 31, 1998.

     Reclassifications

     Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

NOTES AND MORTGAGES PAYABLE

     At March 31, 1999, the balances outstanding on the term loan, the revolving line of credit and the letter of credit facility were approximately $41,667,000, $0 and $867,000, respectively. For the three month period ended March 31, 1999, the combined effective interest rate for the Partnership's credit facilities, including the amortization of loan origination fees, and the effect of the interest rate swap agreements was approximately 8.5% per annum.

     Construction of the final building at Arvida's Grand Bay commenced in 1998, and in February 1999, the Partnership closed on a new line of credit to be drawn upon if necessary to fund its construction. This line of credit has a borrowing capacity of $23,150,000, matures on February 4, 2001 and bears interest, at the Partnership's option, at the relevant LIBOR rate plus 2.00% per annum or the lender's prime rate. No borrowings have been made under this line of credit as of the date of this report.

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

     In March 1999, the Pompano Park Joint Venture closed on the sale of its commercial/industrial property on an "as is" basis to an unaffiliated third party for a sale price of $2.9 million. The net closing proceeds totaling approximately $2.7 million were disbursed to the joint venture's lender in full satisfaction of the remaining balance outstanding on the mortgage loan encumbering the property. As a result of the property's sale, the joint venture and the Partnership have no future obligation to the purchaser to fund costs related to the environmental clean-up of this property. With respect to the environmental issues, the clean-up, which began in July 1994, is in a "monitoring only" phase pursuant to an informal arrangement with state environmental officials. There are no assurances that further clean-up will not be required. If further action is required and the previous owner is unable to fulfill all its obligations as they relate to this environmental issue, the joint venture and ultimately the Partnership may be obligated to the state for such costs. Should this occur, the Partnership does not anticipate the cost of this clean-up to be material to its operations.

TRANSACTIONS WITH AFFILIATES

     The Partnership, subject to certain limitations, may engage affiliates of the General Partner for property management, insurance and certain other administrative services to be performed in connection with the administration of the Partnership and its assets. The total of such costs for the three months ended March 31, 1999 was approximately $31,100, all of which was paid as of March 31, 1999. The total of such costs for the three months ended March 31, 1998 was approximately $26,200. In addition, the General Partner and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Partnership and the operation of the Partnership's properties. Such costs were approximately $115,100 and $66,100 for the three months ended
March 31, 1999 and 1998, respectively, all of which were paid as of March 31, 1999.

     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the three month period ended March 31, 1999, the amount of such costs incurred by the Partnership on behalf of these affiliates totaled approximately $228,100. At March 31, 1999, approxi-mately $237,100 was owed to the Partnership which includes amounts owed from the prior year, of which approximately $99,700 was received as of May 6, 1999. For the three month period ended March 31, 1998, the Partnership was entitled to reimbursements of approximately $470,400.

     In November 1997, The St. Joe Company completed its acquisition of a majority interest in St. Joe/Arvida Company, L.P. ("St. Joe/Arvida"), which acquired the major assets of Arvida. The transaction did not involve the sale of any assets of the Partnership, nor the sale of the General Partner's interest in the Partnership. In connection with this transaction, Arvida Company ("Arvida") entered into a sub-management agreement with St. Joe/Arvida, effective January 1, 1998, whereby St. Joe/Arvida provides (and is reimbursed for) a substantial portion of the development and management supervisory and advisory services (and personnel with respect thereto) to the Partnership that Arvida would otherwise provide pursuant to its management agreement with the Partnership. Effective January 1, 1998, St. Joe/Arvida employs most of the same personnel previously employed by Arvida, and the services provided to the Partnership pursuant to this sub-management agreement are provided by the same personnel. St. Joe/Arvida is reimbursed for such services and personnel on the same basis as Arvida under the management agreement, and such reimbursements are made directly by the Partnership. Affiliates of JMB Realty Corporation own a minority interest in St. Joe/Arvida.

     For the three month periods ended March 31, 1999 and 1998, the Partnership reimbursed St. Joe/Arvida or its affiliates approximately $2,740,100 and $2,486,400, respectively, for the services provided to the Partnership by St. Joe/Arvida pursuant to the sub-management agreement discussed above. At March 31, 1999, the Partnership owed St. Joe/Arvida approximately $124,500 for services provided pursuant to this agreements, all of which was paid as of May 6, 1999. The Partnership also receives reimbursement from St. Joe/Arvida for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership on behalf of St. Joe/Arvida. For the three month periods ended March 31, 1999 and 1998, the Partnership was entitled to receive approximately $449,900 and $128,800, respectively, from St. Joe/Arvida or its affiliates. Of this amount, approximately $147,000 was owed to the Partnership at March 31, 1999, all of which was received as of May 6, 1999.

     The Partnership pays for certain general and administrative costs on behalf of its clubs, homeowner associations and maintenance associations (including salary and salary-related costs and legal fees). The Partnership receives reimbursements from these entities for such costs.
For the three month periods ended March 31, 1999 and 1998, the Partnership was entitled to receive approximately $453,400 and $279,000, respectively, from these entities. At March 31, 1999, approximately $108,900 was owed to the Partnership, of which approximately $56,900 was received as of May 6, 1999.

     The Partnership, pursuant to certain agreements, provides management and other personnel and services to certain of its equity clubs and homeowners associations. Pursuant to these agreements, the Partnership is entitled to receive management fees for the services provided to these entities. Due to the timing of the cash flows generated from these entities' operations, such fees are typically paid in arrears. For the three months ended March 31, 1999 and 1998, the Partnership was entitled to receive approximately $350,500 and $143,000, respectively. At March 31, 1999, approximately $1,213,500 was unpaid (including amounts owed from the previous year), none of which was received as of May 6, 1999.

     The Partnership funds working capital advances and operating deficits of its equity clubs, as well as operating deficits of its homeowners associations as required or deemed necessary. The working capital advances are non-interest bearing, short-term in nature, and are expected to be reimbursed from future cash flows of the equity clubs. The funding of operating deficits is expensed by the Partnership. The Partnership also funds, at its option, certain capital expenditures of its equity clubs.
For the three months ended March 31, 1999 and 1998, the Partnership was entitled to receive approximately $92,700 and $242,400, respectively. At March 31, 1999, approximately $13,400 was owed to the Partnership, of which approximately $1,900 was received as of May 6, 1999.

     In accordance with the Partnership Agreement, the General Partner and Associate Limited Partners have deferred a portion of their distributions of net cash flow from the Partnership totaling approximately $11,934,000 as of March 31, 1999. This amount does not bear interest and is expected to be paid in future periods subject to certain restrictions in the partnership agreement of the Partnership and the Partnership's credit facility. In addition, in connection with the settlement of certain litigation, the General Partner and the Associate Limited Partners deferred approximately $1,259,000 of their share of the August 1997 distribution which was otherwise distributable to them, and such deferred distribution amount was used by the Partnership to pay a portion of the legal fees and expenses in such litigation. The General Partner and Associate Limited Partners will be entitled to receive such deferred amount after the Holders of Interests have received a specified amount of distributions from the Partnership after July 1, 1996.

     All amounts receivable from or payable to the General Partner or its affiliates do not bear interest and are expected to be paid in future periods.

COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under standby letters of credit and performance bonds for approximately $867,000 and $14,757,000, respectively, at March 31, 1999. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable under performance bonds for approximately $1,020,000 at March 31, 1999.

     On or about September 27, 1996, a lawsuit entitled Vanderbilt Income and Growth Associates, L.L.C. and Raleigh Capital Associates L.P., individually and derivatively on behalf of Arvida/JMB Partners, L.P. v. Arvida/JMB Managers, Inc., Judd D. Malkin, Neil G. Bluhm, Burton E. Glazov, Stuart C. Nathan, A. Lee Sacks, John G. Schreiber, BSS Capital II, L.L.C., Starwood Capital Group I, L.P., Starwood/Florida Funding, L.L.C., Starwood Opportunity Fund, IV, L.P. and Barry Sternlicht, Defendants, and Arvida/JMB Partners, L.P., nominal defendant, was filed in the Court of Chancery of the State of Delaware in and for New Castle County, Civil Action No. 15238 ("Raleigh action"). The Raleigh action was filed as a verified complaint for declaratory and injunctive relief. Plaintiffs claimed that the defendants, in entering into a financing commitment letter for a proposed $160 million term loan from Starwood/Florida Funding L.L.C. (the "Starwood financing"), violated, or aided and abetted, or participated in the violation of, fiduciary duties owed to the Partnership and the Holders of Interests, and put their personal interests ahead of the interests of the Partnership and the Holders of Interests. The General Partner and the Partnership filed a motion to dismiss the Raleigh action, which motion was granted on November 7, 1996. In granting the motion, the Court held that Raleigh was not a Limited Partner and did not have standing to file the derivative claims. The Court further determined that Raleigh did not have the right to vote. Plaintiffs appealed the November 7, 1996 dismissal order. On December 12, 1996, the Delaware Supreme Court reversed the trial court order on a procedural ground and remanded the case back to the trial court for further proceedings.

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

     By letter dated January 10, 1997, Raleigh requested admission as a Substituted Limited Partner of the Partnership. The Partnership referred the request to a special committee (the "Special Committee") consisting of certain directors of the General Partner and the Special Committee subsequently denied the request. On February 20, 1997, Raleigh filed a reply and counterclaim against the Partnership, the General Partner, and the Special Committee that sought, among other things, a declaration that Raleigh had voting rights in the Partnership and that defendants breached their fiduciary duties by failing to admit Raleigh as a Substituted Limited Partner as well as injunctive relief, an award of damages, interest, fees, and costs.

     On or about February 28, 1997, Gladys Beasley, individually and as a representative of a class of persons similarly situated, filed an intervenor complaint for declaratory relief against the Partnership that sought, among other things, a declaration that purchasers who obtained Interests in the Partnership in the public offering and subsequent Holders of Interests in the Partnership by assignment from original Holders have the same voting rights in the Partnership, among other things, to remove and replace the General Partner.

     After trial of all claims in the Raleigh action, the Court held that a reasonable investor could have read the operative agreements as providing that subsequent Holders of Interests, such as Raleigh, have voting rights. On the issue of whether the Special Committee properly denied Raleigh's request for admission as a Substituted Limited Partner, the Court upheld the denial of Raleigh's request. By order dated June 9, 1998, and after appeal of this matter, the Delaware Supreme Court affirmed the trial court on all issues.

     On December 22, 1998, the Partnership and General Partner entered into a settlement and release agreement with Raleigh pursuant to which the Partnership and the General Partner, on behalf of themselves and their respective officers, directors, partners and affiliates (including without limitation members of the Special Committee), on the one hand, and Raleigh, on behalf of itself and its partners and affiliates, on the other hand, released their respective claims that were brought or could have been brought in the Raleigh action. In addition, pursuant to the settlement and release agreement, and to resolve, among other things, Raleigh's claim for attorneys' fees and expenses, the Partnership paid Raleigh approximately $2,047,000. Counsel for the intervenor class and Gladys Beasley filed its own petition for attorneys' fees in the amount of $600,000 and expenses in the amount of approximately $8,000. After a court hearing on the matter, on May 7, 1999, the Court ordered the Partnership to pay fees and costs in the approximate amount of $278,000.

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

     One of the Partnership's insurance carriers has been funding settlements of various litigation related to Hurricane Andrew. In some, but not all, instances, the insurance carrier has provided the Partnership with written reservation of rights letters. The aggregate amount of the settlements funded to date by this carrier is approximately $8.21 million. The insurance carrier that funded these settlements pursuant to certain reservations of rights has stated its position that it has done so pursuant to various non-waiver agreements. The carrier's position was that these non-waiver agreements permitted the carrier to fund settlements without preventing the carrier from raising insurance coverage issues or waiving such coverage issues. On May 23, 1995, the insurance carrier rescinded the various non-waiver agreements currently in effect regarding the remainder of the Hurricane Andrew litigation, allegedly without waiving any future coverage defenses, conditions, limitations, or rights. For this and other reasons, the extent to which the insurance carrier may recover any of these proceeds from the Partnership is uncertain. Therefore, the accompanying consolidated financial statements do not reflect any accruals related to this matter.

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

     The Partnership has been named a defendant in a purported class action entitled Lakes of the Meadow Village Homes, Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight, and Nine Maintenance Associations, Inc., v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The original complaint was filed on or about November 27, 1995 and an amended complaint, which purports to be a class action, was filed on or about February 28, 1997. In the case, plaintiffs seek damages, attorneys fees and costs on behalf of the 460 building units they allegedly represent for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs allege that Walt Disney World Company is responsible for liabilities that may arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership is potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs allege breach of building codes and breach of implied warranties. In addition, plaintiffs seek rescission and cancellation of various general releases obtained by the Partnership in the course of the turnover of the community to the residents. Previously, the trial court had granted the Partnership summary judgment against the plaintiffs' claims, based on the releases obtained by the Partnership. Plaintiffs appealed that ruling. The ruling was reversed on appeal, the appellate court finding that there were issues of material fact which precluded the entry of judgment for the Partnership, and the case was remanded to the trial court for further proceedings. On or about April 9, 1999, plaintiffs supplied a budget estimate for repairs of the alleged defects and damages based on a limited survey of nine buildings only.
Based on this limited survey and assuming that the same alleged defects and damages show up with the same frequency in the entire 460 buildings, plaintiffs estimate the total repairs to cost approximately $7.0 million. Based on the allegations of the amended complaint, it would appear that plaintiffs would seek to hold the Partnership responsible for approximately $1.4 million of this amount. Discovery in this litigation is in its early stages. The Partnership has not had an opportunity to examine the buildings nor assess the alleged merits of the plaintiffs' report. The Partnership is currently being defended by counsel for one of its insurance carriers. The Partnership intends to vigorously defend itself by, among other things, pursuing its defenses of release and otherwise.

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

     On or about October 16, 1995, a lawsuit was filed against the Partnership and others in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida, entitled Council of Villages, Inc. et al v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida/JMB Partners, Ltd., Broken Sound Club, Inc., and Country Club Maintenance Association, Inc. (the "Council of Villages" case). The multi-count complaint, as amended, is brought as a class action, and individually, on behalf of various residents of the Broken Sound Community, and alleges that defendants engaged in various acts of misconduct in, among other things, the establishment, operation, management and marketing of the Broken Sound golf course and recreational facilities, as well as the alleged improper failure to turn over such facilities to the Broken Sound homeowners on a timely basis. Plaintiffs seek, through various theories, including but not limited to breach of ordinance, fiduciary duty, fraud, constructive trust and civil theft, damages in excess of $45 million, the appointment of a receiver for the Broken Sound Club, other unspecified compensatory damages, the right to seek punitive damages, treble damages, prejudgment interest, attorneys' fees and costs. The Partnership believes that the lawsuit is without merit and intends to vigorously defend itself in this matter.

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

     In April 1997, the Court issued an order certifying as a class action claims respecting the alleged violation of the Boca Raton ordinances. Both plaintiffs and defendants appealed the certification order. On appeal, the appellate court approved certification of a class action for the following counts: breach of ordinance, breach of fiduciary duty, civil theft (treble damages), breach of a constructive trust and unjust enrichment. The Partnership sought further review of the certification ruling, but relief was denied by the Florida Supreme Court on May 6, 1999. Plaintiffs in the Savoy action moved for an appointment of a receiver over the Club. The Partnership moved to strike the motion and the Court granted the Partnership's motion. The Partnership has filed a third-party complaint for indemnification and contribution against Disney in these consolidated actions in the event the Partnership is held liable for acts taken by a subsidiary of Disney prior to the Partnership's involvement in the Club and property. The parties to the Council of Villages case have filed cross motions for summary judgement on various issues related to the case and these motions are pending before the Court for decision. The Partnership can give no assurances as to the outcome of these motions. The Council of Villages case is set for trial on August 9, 1999, on all issues remaining after the ruling on summary judgement.

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

ASSETS HELD FOR DISPOSITION

     The Partnership currently plans to sell the country club in its River Hills community in Tampa, Florida. As a result, the Partnership discontinued depreciating this asset in February 1999, and has classified the club as Property and equipment held for disposition or sale on the accompanying consolidated balance sheets at March 31, 1999. Results of operations for the country club totaled approximately $0.2 million and $0.1 million for the three months ended March 31, 1999 and 1998, respectively, and are included in Operating properties revenues and cost of revenues on the accompanying consolidated statements of operations.

     Results of operations for the three months ended March 31, 1998 also include approximately $0.3 million from the Partnership's cable operation in Weston, which was classified as an asset held for disposition until its sale in October 1998.

ADJUSTMENTS

     In the opinion of the General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of March 31, 1999 and December 31, 1998 and for the three months ended
March 31, 1999 and 1998.

SUBSEQUENT EVENTS

     In April 1999, distributions totaling $30,645 (approximately $.08 per interest) were deemed to be paid to Holders of Interests, as they were remitted to the North Carolina tax authority on their behalf for the 1998 non-resident withholding tax. Distributions totaling $1,702 were also deemed to have been made during 1999 to the General Partner and Associate Limited Partners, collectively, as such amount was also remitted to North Carolina tax authority on their behalf.

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

     At March 31, 1999 and December 31, 1998, the Partnership had unrestricted Cash and cash equivalents of approximately $28,586,000 and $82,104,000, respectively. The decrease in Cash and cash equivalents at March 31, 1999 as compared to December 31, 1998 is due primarily to distributions to partners and Holders of Interests made during March 1999 totaling approximately $62 million.

     The General Partner has established a special committee (the "Special Committee") consisting of certain directors of the General Partner to review unsolicited offers for Interests. In addition, the Partnership has engaged Lehman Brothers, Inc. ("Lehman") as a financial advisor to assist the Special Committee in evaluating and responding to such offers. Lehman was asked to render its estimate of the discounted present value (the "Estimated Liquidation Value") of an Interest as of August 31, 1998 based on the assumption that the Partnership commences an orderly liquidation in October 1997 and completes the liquidation by October 2002.

     During February 1999, First Commercial Guarantee ("FCG") commenced an offer to acquire up to approximately 19,600 Interests, which represents approximately 4.9% of the outstanding Interests. FCG's offer had a purchase price of $300 per Interest (which was to be reduced by the $145 per Interest distribution made in March 1999 for an adjusted offer price of $155 per Interest) and expired in March 1999. In arriving at the Estimated Liquidation Value, Lehman relied upon the Partnership's estimate of the gross cash distributions that the Holders of Interests would receive from August 31, 1998 (exclusive of the $50 per Interest distribution made in September 1998). (These estimated gross distributions are based on certain assumptions that may or may not prove to be true. There are a number of factors, including risk factors, that may cause the actual gross cash distributions to vary from such estimates, and such variations could be material.) These estimated gross distributions were then discounted to reflect the present value of such distributions as of August 31, 1998, which ranged from $425 to $455 per Interest, depending on the different discount rates used. (Such amounts include the distribution of $145 per Interest made in March 1999).

     Based on its analysis, the Special Committee determined that with respect to Holders of Interest who had the expectation of retaining their Interests through an anticipated orderly liquidation of the Partnership's assets by October 2002 and who had no current or anticipated need for liquidity, the FCG offer was inadequate and not in the best interests of such Holders of Interests. Accordingly, the Special Committee recommended that such Holders of Interests reject the offer and not tender their Interests pursuant to such offer. With respect to all other Holders of Interests, the Special Committee expressed no opinion and remained neutral in regard to the offer.

     At March 31, 1999, the balances outstanding under the term loan, the revolving line of credit and the letter of credit facility were approximately $41,667,000, $0 and $867,000, respectively. In February 1998, the Partnership prepaid the $12.5 million principal repayment on the term loan scheduled for July 1998. In addition, in exchange for a rate reduction of 50 basis points on its credit facility, the Partnership made an additional $7.25 million prepayment on the term loan in August 1998. As a result of this transaction, interest on the credit facility is now based, at the Partnership's option, on the relevant LIBOR plus 1.75% per annum or the lender's prime rate. In November 1998, the Partnership prepaid $7,333,333 of the $12.5 million principal repayment on the term loan scheduled for July 1999.

     Construction of the final building at Arvida's Grand Bay commenced in 1998, and in February 1999, the Partnership closed on the new line of credit to be drawn upon if necessary to fund its construction. This line of credit has a borrowing capacity of $23,150,000, matures on February 4, 2001 and bears interest, at the Partnership's option, at the relevant LIBOR rate plus 2.00% per annum or the lender's prime rate. No borrowings have been made under this line of credit as of the date of this report.

     In accordance with the Partnership Agreement, the General Partner and Associate Limited Partners have deferred a portion of their distributions of net cash flow from the Partnership totaling approximately $11,934,000 as of March 31, 1999. This amount does not bear interest and is expected to be paid in future periods subject to certain restrictions contained in the partnership agreement of the Partnership. In addition, in connection with the settlement of certain litigation, the General Partner and the Associate Limited Partners deferred approximately $1,259,000 of their share of the August 1997 distribution which was otherwise distributable to them, and such deferred distribution amount was used by the Partnership to pay a portion of the legal fees and expenses in such litigation. The General Partner and Associate Limited Partners will be entitled to receive such deferred amount after the Holders of Interests have received a specified amount of distributions from the Partnership after July 1, 1996.

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define a year. Consequently, any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in other normal business activities. To be year 2000 compliant, a computer system must be able to do two things. First, it must be capable of storing date-related information in a format that can discern between the 20th and 21st centuries. Secondly, all computer programs which access the stored information must be able to sort, collate, and perform calculations properly on information that involves the current and next century. In addition to computer programs, other date-sensitive electronic devices including, but not limited to, copy machines, thermostats, elevators, telephones and security systems could experience various operational difficulties as a result of not being year 2000 compliant.

     The Partnership has organized a team to review and prepare its computer systems for the year 2000 compliancy. This team has completed an internal assessment of its information system technology and determined a need to upgrade portions of the Partnership's hardware and software so that its computer systems would function properly with respect to dates in the year 2000 and thereafter. The software upgrade was initiated in October 1997 and completed in May 1998 at an approximate cost of $110,000. A plan has been developed to upgrade the Partnership's computer hardware including its file servers, which is currently estimated to cost approximately $300,000. This estimate includes the cost of testing the upgraded computer systems and replacing equipment which is not year 2000 compliant. Neither of these amounts includes employee costs, since the Partnership does not separately identify such costs for year 2000 purposes. The Partnership has commenced its implementation of the hardware upgrade, which was previously scheduled to be completed in the first quarter of 1999. However, such implementation has been delayed due to the Partnership's decision to utilize internal resources rather than incur the expense of outside consultants to complete the hardware installations, and is currently expected to be completed in the third quarter of 1999. The Partnership began testing its computer systems in November 1998 to determine compliance with the year 2000. Testing of certain of the Partnership's mission critical computer systems, including financial, human resources and
payroll, is complete.   As a result of this testing, it was concluded that
these mission critical systems are year 2000 compliant, and the Partnership does not intend to develop a contingency plan for these aspects of its information technology system. A test of the Partnership's internally developed software packages, which are also deemed mission critical, is currently expected to be completed in the second quarter of 1999. The Partnership has not determined at this time whether any contingency plan is necessary with respect to the internally developed software packages. Testing performed to date has shown that the hardware upgrades currently planned are the only such upgrades that will be required.

     In addition, all third parties such as banks, insurance companies and governmental agencies who exchange digital information with the Partnership have been identified and contacted regarding the year 2000 compliancy of the information being exchanged. Responses have been received from all of these institutions, and the Partnership is currently testing the exchange of information. These exchanges are not deemed critical to the operations of the Partnership.

     The Partnership's general brokerage operation utilizes an accounting software package for internal reporting purposes. The vendor has completed its year 2000 upgrade of this package. The Partnership will request the upgrade from the vendor, which is to be provided at no additional cost to the Partnership as such upgrade is included in its annual maintenance fee paid to the vendor. Certain costs, which have not yet been estimated may be incurred in connection with the installation of the upgraded software. However, such costs, if incurred, are not expected to be material to the Partnership's operations.

     The Partnership is in the process of identifying its non-information technology systems such as, but not limited to alarms, security gates, locks and phone systems, and contacting the various vendors of those systems for determining their year 2000 compliance. As of the date of this report, the Partnership is waiting for responses from these vendors. To the extent such responses are not received in the near future, the Partnership will follow up with additional requests or research publicly available systems information to determine the year 2000 compliance of such systems. The Partnership expects to conduct testing of certain non-informational technology systems that are considered significant, but currently has no specific schedule for such testing. At this time, the Partnership does not have an estimate of the amount of costs, if any, for remediation relative to its non-information technology systems. The Partnership has not developed a contingency plan, nor has it determined whether it will develop a contingency plan, for its non-information technology systems.

     The Partnership does not exchange digital information with any of its suppliers utilized in connection with the development and construction of its communities. However, all vendors which are key to the success of its operations such as suppliers of dry wall, lumber, and other materials were sent a questionnaire to determine their year 2000 readiness. Responses have been received from some, but not all, of these vendors. The Partnership will attempt to contact any of these vendors from which no response is received in the near future. Responses received to date from suppliers do not indicate any material adverse effects on their operations due to year 2000-related issues. To the extent such suppliers are unable to perform services due to their year 2000-related issues, the Partnership would expect to seek other similar suppliers who are capable of performing development and construction services. However, there is no assurance the Partnership will be able to find alternative suppliers in each instance.

     If the steps taken by the Partnership, its vendors, suppliers and other third parties with whom the Partnership has material relationships (i.e., banks, insurance companies and state agencies) to be year 2000 compliant are not successful, the Partnership could experience various operational difficulties. These could include, among other things, an inability to process transactions to the correct accounting period, difficulties in posting general ledger interfaces, an inability to process computer generated checks, bank transactions posted to the wrong periods, and the failure of scheduling applications which are date-sensitive. In addition, year 2000 failures experienced in government services could delay essential services provided to the Partnership such as permitting and inspections. If interruptions occur in obtaining the materials and supplies necessary in the Partnership's homebuilding operation, or steps taken by the Partnership to address non-information technology systems are not successful, the Partnership could experience various other operational difficulties. These could include, among other things, interruptions in services provided by the Partnership's country clubs, the inability to provide security services at the entrances to the Partnership's communities, and disruptions in office services such as telephones, elevators and heating and cooling systems. Such operating difficulties could result in the Partnership's incurring unanticipated costs for remediation and other expenses, and such amounts could be material. Since the Partnership is still assessing various year 2000 issues, particularly in regard to its non-information technology systems, it has not ascertained a reasonably likely "worst case" scenario for year 2000 issues, nor does it have an estimate of losses or liabilities that could be incurred as a result of such scenario.

     The foregoing discussion of year 2000 issues and the Partnership's responses thereto are based on information presently known. The Partnership is continuing its assessment and evaluation of various year 2000 issues, particularly with respect to its non-information technology systems. The Partnership will also be relying on third parties, particularly suppliers of construction-related materials, as to their year 2000 compliance. Accordingly, information concerning year 2000 issues, and the Partnership's responses thereto including the nature, extent, timing and cost of the Partnership's remediation efforts, other expenses, and related costs are subject to change, and such changes could be material.

RESULTS OF OPERATIONS

     The results of operations for the three months ended March 31, 1999 are primarily attributable to the development and sale or operation of the Partnership's assets.

     For the three months ended March 31, 1999, the Partnership (including its consolidated ventures and its unconsolidated ventures accounted for under the equity method) closed on the sale of 295 housing units, 13 homesites, and approximately 46 acres of developed and undeveloped land. This compares to closings in the first quarter of 1998 of 202 housing units and 18 homesites. Outstanding contracts ("backlog") as of March 31, 1999, were for 786 housing units, 10 homesites and approximately 15 acres of developed and undeveloped land tracts. This compares to a backlog as of March 31, 1998 of 668 housing units, 53 homesites and approximately 80 acres of developed and undeveloped land tracts.

     The Partnership's Communities are in various stages of development, with estimated remaining build-outs ranging from one to five years. Notwithstanding the estimated duration of the build-outs, the Partnership currently expects to complete its orderly liquidation by October 2002. The Weston Community, located in Broward County, Florida, is the Partnership's largest Community and is in its mid-stage of development. Also in their mid-stages of development are the River Hills Country Club in Tampa, Florida; the Water's Edge Community in Atlanta, Georgia; and The Cullasaja Club, near Highlands, North Carolina. The Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay and the Jacksonville Golf & Country Club Community in Florida are both in their late stages of development. Only builder units remain to be sold at Jacksonville Golf & Country Club at March 31, 1999. Future revenues will be impacted to the extent that there are lower levels of inventories available for sale as the Partnership's remaining Communities approach or undertake their final phases.

     Housing revenues increased for the three month period ended March 31, 1999 as compared to the same period in 1998 due primarily to an increase in the number of units closed as well as a change in the mix of product closed at the Partnership's Weston Community. In addition, revenues recognized under the percentage-of-completion method for the last building at Arvida's Grand Bay also contributed to the increase in housing revenues for the three months ended March 31, 1999 as compared to the same period in 1998. These favorable variances were partially offset by decreased revenues at Jacksonville Golf & Country Club due to the close out of the remaining units in the fourth quarter of 1998.

     The Partnership's current plan for the Weston Community includes an increase in its home building operations, thereby resulting in a reduced number of lots available for sale to third party builders. This is the primary cause for the decrease in homesite revenues for the three month period ended March 31, 1999 as compared to the same period in 1998. This unfavorable variance is partially offset by an increase in revenues at the Partnership's River Hills and Waters Edge Communities due to an increase in the number of lots closed in those Communities.

     Land and property revenues for the three month period ended March 31, 1999 were generated primarily from the sale of approximately 15 acres of developed land in Weston. Revenues for the same period in 1998 were generated primarily from the sale of the Partnership's approximate 33% interest in the H.A.E. Joint Venture to one of its venture partners.

     The decrease in revenues from Operating properties for the three months ended March 31, 1999 as compared to the same period in 1998 is due primarily to the sale of the Partnership's cable operation in Weston in October 1998. This sale is also the primary cause for the decrease in the gross operating profit margin from operating properties for 1999 as compared to 1998.

     Revenues from brokerage and other operations increased for the three months ended March 31, 1999 as compared to the same period in 1998 due primarily to increased commissions generated by the Partnership's resale operations in Boca Raton, Florida.

     Selling, general and administrative expenses decreased for the three months ended March 31, 1999 as compared to the same period in 1998 due to a decrease in the amount of legal fees incurred, as well as the refund of prorated insurance premiums in January 1999 for several of the Partnership's operating properties which were sold in prior periods.

     The increase in interest income for the three month period ended March 31, 1999 as compared to the same period in 1998 is due primarily to an increase in the average amounts invested in short-term financial instruments.

     During the first quarter of 1999, the Partnership received an approximate $0.6 million distribution from the Tampa 301 Associates Joint Venture. The amount distributed was in excess of the Partnership's carrying value of its investment in this joint venture. The recognition of income related to this excess distribution is the primary cause for the increase in equity in earnings of unconsolidated ventures for the three months ended March 31, 1999 as compared to the same period in 1998.


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

     On December 22, 1998, the Partnership and General Partner entered into a settlement and release agreement with Raleigh pursuant to which the Partnership and the General Partner, on behalf of themselves and their respective officers, directors, partners and affiliates (including without limitation members of the Special Committee), on the one hand, and Raleigh, on behalf of itself and its partners and affiliates, on the other hand, released their respective claims that were brought or could have been brought in the Raleigh action. In addition, pursuant to the settlement and release agreement, and to resolve, among other things, Raleigh's claim for attorneys' fees and expenses, the Partnership paid Raleigh approximately $2,047,000. Counsel for the intervenor class and Gladys Beasley has filed its own petition for attorneys' fees in the amount of $600,000 and expenses in the amount of approximately $8,000. After a court hearing on the matter on May 7, 1999, the Court ordered the Partnership to pay fees and costs in the approximate amount of $278,000.

     On or about October 16, 1995, a lawsuit was filed against the Partnership and others in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida, entitled Council of Villages, Inc. et al v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida/JMB Partners, Ltd., Broken Sound Club, Inc., and Country Club Maintenance Association, Inc. (the "Council of Villages" case). The multi-count lawsuit, as amended, is brought as a class action, and individually, on behalf of various residents of the Broken Sound Community, and alleges that defendants engaged in various acts of misconduct in, among other things, the establishment, operation, management and marketing of the Broken Sound golf course and recreational facilities, as well as the alleged improper failure to turn over said facilities to the Broken Sound homeowners on a timely basis. Plaintiffs seek, through various theories, including but not limited to breach of ordinance, fiduciary duty, fraud, constructive trust and civil theft, damages in excess of $45 million, the appointment of a receiver for the Broken Sound Club, other unspecified compensatory damages, the right to seek punitive damages, treble damages, prejudgment interest, attorneys' fees and costs. The Partnership believes that the lawsuit is without merit and intends to vigorously defend itself in this matter.

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

     In April 1997, the Court issued an order certifying as a class action claims respecting the alleged violation of the Boca Raton ordinances. Both plaintiffs and defendants appealed the certification order. On appeal, the appellate court approved certification of a class action for the following counts: breach of ordinance, breach of fiduciary duty, civil theft (treble damages), breach of a constructive trust and unjust enrichment. The Partnership sought further review of the certification ruling, but relief was denied by the Florida Supreme Court on May 6, 1999. Plaintiffs in the Savoy action moved for an appointment of a receiver over the Club. The Partnership moved to strike the motion and the Court granted the Partnership's motion. The Partnership has filed a third-party complaint for indemnification and contribution against Disney in these consolidated actions in the event the Partnership is held liable for acts taken by a subsidiary of Disney prior to the Partnership's involvement in the Club and property.

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

The Partnership and Disney are engaging in discussions which could lead to an agreement to settle all issues raised in this litigation. There are no assurances that a settlement agreement will in fact be finalized and consummated. In the event the matter is not settled, the Partnership intends to vigorously pursue its claims and defenses. There are no assurances relating to the amount of damages that the Partnership may receive or the amount of liability that the Partnership may incur in connection with the remaining issues to be addressed by the court in the event the settlement is not consummated.

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

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     3.1.    Amended and Restated Agreement of Limited Partnership.*

     3.2. Assignment Agreement by and among the General Partner, the Initial Limited Partner and the Partnership.*

     27.     Financial Data Schedule

             ------------------------------

             *  Previously filed with the Securities and Exchange
Commission as Exhibits 3 and 4, respectively, to the Partnership's Form 10-K Report (File No. 0-16976) filed on March 27, 1990 and incorporated herein by reference.


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


                  ARVIDA/JMB PARTNERS, L.P.

                  BY:   Arvida/JMB Managers, Inc.
                        (The General Partner)




                        By:   GAILEN J. HULL
                              Gailen J. Hull, Vice President
                        Date: May 12, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        By:   GAILEN J. HULL
                              Gailen J. Hull, Principal Accounting Officer
                        Date: May 12, 1999