Form 10-Q
period 1999-06-30
ARVIDA JMB PARTNERS L P
filed 1999-08-16
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.   20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
June 30, 1999                                Commission file #0-16976




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations . . . . . . . . . . . . . . . . . . . .    17




PART II    OTHER INFORMATION


Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    23

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    25

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS

                               JUNE 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998



                                                   ASSETS
                                                   ------
                                                                              JUNE 30,      DECEMBER 31,
                                                                               1999            1998
                                                                           -------------    -----------

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .     $ 25,818,120     82,103,559
Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17,612,795     13,337,171
Trade and other accounts receivable (net of allowance for
  doubtful accounts of $144,288 at June 30, 1999 and
  $198,548 at December 31, 1998). . . . . . . . . . . . . . . . . . . .       50,487,014     13,989,093
Real estate inventories . . . . . . . . . . . . . . . . . . . . . . . .      154,757,864    160,922,604
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . .       28,648,990     33,816,203
Property and equipment held for disposition or sale . . . . . . . . . .        3,704,747          --
Investments in and advances to joint ventures, net. . . . . . . . . . .          975,566      1,217,327
Equity memberships. . . . . . . . . . . . . . . . . . . . . . . . . . .        1,990,232      2,175,510
Amounts due from affiliates, net. . . . . . . . . . . . . . . . . . . .        1,011,212      1,438,690
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . .        6,212,181      7,367,323
                                                                            ------------   ------------

          Total assets. . . . . . . . . . . . . . . . . . . . . . . . .     $291,218,721    316,367,480
                                                                            ============   ============





                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                   CONSOLIDATED BALANCE SHEETS (CONTINUED)



                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                 ------------------------------------------

                                                                              JUNE 30,      DECEMBER 31,
                                                                               1999            1998
                                                                           -------------    -----------

Liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 20,405,380     16,447,904
  Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       32,645,808     27,655,567
  Accrued expenses and other liabilities. . . . . . . . . . . . . . . .       17,393,162     16,151,679
  Notes and mortgages payable, net. . . . . . . . . . . . . . . . . . .       34,318,989     46,341,804
                                                                            ------------   ------------

  Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .      104,763,339    106,596,954
                                                                            ------------   ------------

Partners' capital accounts:
  General Partner and Associate Limited Partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .           20,000         20,000
    Cumulative net income . . . . . . . . . . . . . . . . . . . . . . .       46,216,333     45,828,157
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (44,573,647)   (41,315,975)
                                                                            ------------   ------------
                                                                               1,662,686      4,532,182
                                                                            ------------   ------------
  Limited Partners:
    Capital contributions, net of offering costs. . . . . . . . . . . .      364,841,815    364,841,815
    Cumulative net income . . . . . . . . . . . . . . . . . . . . . . .      176,579,096    138,414,099
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .     (356,628,215)  (298,017,570)
                                                                            ------------   ------------
                                                                             184,792,696    205,238,344
                                                                            ------------   ------------
          Total partners' capital accounts. . . . . . . . . . . . . . .      186,455,382    209,770,526
                                                                            ------------   ------------

          Total liabilities and partners' capital . . . . . . . . . . .     $291,218,721    316,367,480
                                                                            ============   ============

           The accompanying notes are an integral part of these consolidated financial statements.

                                          ARVIDA/JMB PARTNERS, L.P.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                                 (UNAUDITED)
                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       1999          1998          1999          1998
                                                   -----------    ----------  ------------   -----------
Revenues:
  Housing . . . . . . . . . . . . . . . . . . . .  $63,171,643    45,120,065   146,192,380    99,578,472
  Homesites . . . . . . . . . . . . . . . . . . .    3,076,468     2,923,661     3,760,964     4,920,998
  Land and property . . . . . . . . . . . . . . .    4,323,870    13,910,226     7,096,776    16,096,326
  Operating properties. . . . . . . . . . . . . .    4,485,542     5,193,144     9,106,332    10,494,266
  Brokerage and other operations. . . . . . . . .   17,093,460     8,586,574    23,397,100    14,131,007
                                                   -----------   -----------  ------------  ------------
        Total revenues. . . . . . . . . . . . . .   92,150,983    75,733,670   189,553,552   145,221,069
                                                   -----------   -----------  ------------  ------------
Cost of revenues:
  Housing . . . . . . . . . . . . . . . . . . . .   50,379,534    36,233,785   116,562,689    78,784,783
  Homesites . . . . . . . . . . . . . . . . . . .    1,965,060     1,886,368     2,440,385     3,173,399
  Land and property . . . . . . . . . . . . . . .    1,916,036     6,383,017     4,159,296     8,112,336
  Operating properties. . . . . . . . . . . . . .    4,105,605     4,754,386     8,322,052     9,332,382
  Brokerage and other operations. . . . . . . . .    6,862,922     7,805,299    12,747,580    12,806,767
                                                   -----------   -----------  ------------  ------------
        Total cost of revenues. . . . . . . . . .   65,229,157    57,062,855   144,232,002   112,209,667
                                                   -----------   -----------  ------------  ------------
Gross operating profit. . . . . . . . . . . . . .   26,921,826    18,670,815    45,321,550    33,011,402
Selling, general and administrative expenses. . .   (4,070,850)   (3,986,055)   (7,785,537)   (8,347,372)
                                                   -----------   -----------  ------------  ------------
        Net operating income. . . . . . . . . . .   22,850,976    14,684,760    37,536,013    24,664,030

Interest income . . . . . . . . . . . . . . . . .      298,906       786,576     1,712,142     1,767,316
Equity in earnings of unconsolidated ventures . .      245,296       146,980       675,823       224,102
Interest and real estate taxes, net . . . . . . .     (689,984)     (959,144)   (1,370,805)   (1,794,837)
                                                   -----------   -----------  ------------  ------------
        Net income. . . . . . . . . . . . . . . .  $22,705,194    14,659,172    38,553,173    24,860,611
                                                   ===========   ===========  ============  ============
        Net income per Limited Partnership
          Interest. . . . . . . . . . . . . . . .  $     55.63         21.62         94.47         57.54
                                                   ===========   ===========  ============  ============
        Cash distributions per Limited
          Partnership Interest. . . . . . . .      $       .08         --           145.08         75.06
                                                   ===========   ===========  ============  ============

           The accompanying notes are an integral part of these consolidated financial statements.

                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                                 (UNAUDITED)

                                                                                 1999             1998
                                                                             ------------     -----------
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 38,553,173      24,860,611
Charges (credits) to net income not requiring (providing) cash:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .     1,576,855       1,784,566
  Equity in earnings of unconsolidated ventures . . . . . . . . . . . . . .      (675,823)       (224,102)
  Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . . .       (38,288)        (44,460)
  Gain on sale of joint venture interest. . . . . . . . . . . . . . . . . .         --           (450,546)
  Gain on sale of property and equipment. . . . . . . . . . . . . . . . . .         --             (2,989)
Changes in:
  Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (4,275,624)     (3,844,293)
  Trade and other accounts receivable . . . . . . . . . . . . . . . . . . .   (36,459,633)    (31,789,354)
  Real estate inventories:
    Additions to real estate inventories. . . . . . . . . . . . . . . . . .  (106,793,471)    (81,734,045)
    Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   116,436,853      83,937,045
    Capitalized interest. . . . . . . . . . . . . . . . . . . . . . . . . .    (1,999,035)     (3,209,812)
    Capitalized real estate taxes . . . . . . . . . . . . . . . . . . . . .    (1,479,607)     (1,799,582)
  Equity memberships. . . . . . . . . . . . . . . . . . . . . . . . . . . .       185,278       1,923,456
  Amounts due from affiliates, net. . . . . . . . . . . . . . . . . . . . .       427,478         (86,727)
  Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . .       833,312        (254,517)
  Accounts payable, accrued expenses and other liabilities. . . . . . . . .     5,284,111       6,157,244
  Deposits and unearned income. . . . . . . . . . . . . . . . . . . . . . .     4,990,241      13,408,551
                                                                             ------------     -----------
          Net cash provided by operating activities . . . . . . . . . . . .    16,565,820       8,631,046
                                                                             ------------     -----------
Cash flows from investing activities:
  Mortgages receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .         --            361,635
  Acquisitions of property and equipment. . . . . . . . . . . . . . . . . .      (690,052)     (1,422,482)
  Proceeds from disposals of property and equipment . . . . . . . . . . . .       897,494           3,215
  Joint venture distributions . . . . . . . . . . . . . . . . . . . . . . .       832,431         138,336
  Proceeds from sale of joint venture interest. . . . . . . . . . . . . . .         --          1,521,162
                                                                             ------------     -----------
          Net cash provided by investing activities . . . . . . . . . . . .     1,039,873         601,866
                                                                             ------------     -----------




                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                                 1999             1998
                                                                             ------------     -----------
Cash flows from financing activities:
  Proceeds from notes and mortgages payable . . . . . . . . . . . . . . . .     2,143,852       8,958,461
  Payments of notes and mortgages payable . . . . . . . . . . . . . . . . .   (14,166,667)    (13,599,669)
  Distributions to General Partner and Associate Limited Partners . . . . .    (3,257,672)     (1,685,515)
  Distributions to Limited Partners . . . . . . . . . . . . . . . . . . . .   (58,610,645)    (30,322,705)
                                                                             ------------     -----------
          Net cash used in financing activities . . . . . . . . . . . . . .   (73,891,132)    (36,649,428)
                                                                             ------------     -----------

Decrease in Cash and cash equivalents . . . . . . . . . . . . . . . . . . .   (56,285,439)    (27,416,516)
Cash and cash equivalents, beginning of year. . . . . . . . . . . . . . . .    82,103,559      79,411,195
                                                                             ------------     -----------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . .  $ 25,818,120      51,994,679
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest, net of amounts
    capitalized . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      --            225,021
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
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

                        JUNE 30, 1999 AND 1998
                              (UNAUDITED)


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

GENERAL

     Capitalized Interest and Real Estate Taxes

     Interest, including the amortization of loan fees, of $1,999,035 and $3,209,812 was incurred for the six months ended June 30, 1999 and 1998, respectively, all of which was capitalized. Interest payments, including amounts capitalized, of $1,870,066 and $3,434,833 were made during the six months ended June 30, 1999 and 1998, respectively. Interest, including the amortization of loan fees, of $1,009,098 and $1,598,813 was incurred for the three months ended June 30, 1999 and 1998, respectively, all of which was capitalized. Interest payments, including amounts capitalized of $885,879 and $1,575,352 were made during the three months ended June 30, 1999 and 1998, respectively. The decrease in interest incurred and paid during the three and six month periods ended June 30, 1999 compared to the same periods in 1998 is due to a decrease in the average amount of debt outstanding during the periods.

     Real estate taxes of $2,850,412 and $3,594,419 were incurred for the six months ended June 30, 1999 and 1998, respectively, of which $1,479,607 and $1,799,582 were capitalized, respectively. Real estate tax payments of $431,486 and $189,677 were made during the six months ended June 30, 1999 and 1998, respectively. In addition, real estate tax reimbursements totaling $198,448 and $267,106 were received from the Partnership's escrow agent during the six months ended June 30, 1999 and 1998, respectively. Real estate taxes of $1,460,953 and $1,938,861 were incurred for the three months ended June 30, 1999 and 1998, respectively, of which $770,969 and $979,717 were capitalized, respectively. Real estate tax payments of $274,876 and $123,291 were made during the three months ended June 30, 1999 and 1998, respectively. In addition, real estate tax reimbursements totaling $93,512 and $10,332, were received from the Partnership's escrow agent during the three months ended June 30, 1999 and 1998, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and other operating properties as these taxes are included in cost of revenues for operating properties.

     Property and Equipment and Other Assets

     Depreciation expense of $1,255,025 and $1,462,736 was incurred for the six months ended June 30, 1999 and 1998, respectively. Amortization of other assets, excluding loan fees, of $196,830 was incurred for each of the six months ended June 30, 1999 and 1998. Amortization of loan fees, which is included in interest expense, of $125,000 was incurred for each of the six months ended June 30, 1999 and 1998. Depreciation expense of $613,432 and $728,769 was incurred for the three months ended June 30, 1999 and 1998, respectively. Amortization of other assets, excluding loan fees, of $98,415 was incurred for each of the three months ended June 30, 1999 and 1998. Amortization of loan fees, which is included in interest expense, of $62,500 was incurred for each of the three months ended June 30, 1999 and 1998.

     Partnership Distributions

     During February 1999, the Partnership made a distribution for 1998 of $58,580,000 to its Holders of Interests ($145.00 per Interest) and $3,254,407 to the General Partner and Associate Limited Partners, collectively. These distributions are the primary cause for the decrease in Cash and cash equivalents at June 30, 1999 as compared to December 31, 1998. In addition, during the second quarter of 1999, distributions totaling $30,645 (approximately $.08 per Interest) and $3,265 were deemed to be paid to the Holders of Interests and to the General Partner and Associate Limited Partners, respectively, all of which was remitted to North Carolina tax authorities on their behalf for the 1998 non-resident withholding tax.

     Reclassifications

     Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

NOTES AND MORTGAGES PAYABLE

     At June 30, 1999, the balances outstanding on the term loan, the revolving line of credit and the letter of credit facility were approximately $27,500,000, $0 and $867,000, respectively. For the six month period ended June 30, 1999, the combined effective interest rate for the Partnership's credit facilities, including the amortization of loan origination fees, and the effect of the interest rate swap agreements was approximately 8.3% per annum.

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

TRANSACTIONS WITH AFFILIATES

     The Partnership, subject to certain limitations, may engage affiliates of the General Partner for insurance brokerage and certain other administrative services to be performed in connection with the administration of the Partnership and its assets. The total of such costs for the six months ended June 30, 1999 was approximately $166,200, all of which was paid as of June 30, 1999. The total of such costs for the six months ended June 30, 1998 was approximately $200,400. In addition, the General Partner and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Partnership and the operation of the Partnership's properties. Such costs were approximately $183,300 and $104,300 for the six months ended June 30, 1999 and 1998, respectively, all of which were paid as of June 30, 1999.

     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the six month period ended June 30, 1999, the amount of such costs incurred by the Partnership on behalf of these affiliates totaled approximately $399,100. At June 30, 1999, approximately $50,100 was owed to the Partnership, all of which was received as of July 31, 1999. For the six month period ended June 30, 1998, the Partnership was entitled to reimbursements of approximately $921,800.

     In November 1997, The St. Joe Company completed its acquisition of a majority interest in St. Joe/Arvida Company, L.P. ("St. Joe/Arvida"), which acquired the major assets of Arvida Company ("Arvida"). The transaction did not involve the sale of any assets of the Partnership, nor the sale of the General Partner's interest in the Partnership. In connection with this transaction, Arvida entered into a sub-management agreement with St. Joe/Arvida, effective January 1, 1998, whereby St. Joe/Arvida provides (and is reimbursed for) a substantial portion of the development and management supervisory and advisory services (and personnel with respect thereto) to the Partnership that Arvida would otherwise provide pursuant to its management agreement with the Partnership. Effective January 1, 1998, St. Joe/Arvida employs most of the same personnel previously employed by Arvida, and the services provided to the Partnership pursuant to this sub-management agreement are provided by the same personnel. St. Joe/Arvida is reimbursed for such services and personnel on the same basis as Arvida under the management agreement, and such reimbursements are made directly by the Partnership. Affiliates of JMB Realty Corporation own a minority interest in St. Joe/Arvida.

     For the six month periods ended June 30, 1999 and 1998, the Partnership reimbursed St. Joe/Arvida or its affiliates approximately $3,606,400 and $3,102,600 respectively, for the services provided to the Partnership by St. Joe/Arvida pursuant to the sub-management agreement discussed above. At June 30, 1999, the Partnership owed St. Joe/Arvida approximately $133,100 for services provided pursuant to this agreement, all of which was paid as of July 31, 1999. The Partnership also receives reimbursement from St. Joe/Arvida for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership on behalf of St. Joe/Arvida. For the six month periods ended June 30, 1999 and 1998, the Partnership received approximately $927,400 and $350,100, respectively, from St. Joe/Arvida or its affiliates. Of this amount, approximately $133,200 was owed to the Partnership at June 30, 1999, all of which was received as of July 31, 1999.

     The Partnership pays for certain general and administrative costs on behalf of its clubs, homeowner associations and maintenance associations (including salary and salary-related costs and legal fees). The Partnership receives reimbursements from these entities for such costs.
For the six month periods ended June 30, 1999 and 1998, the Partnership was entitled to receive approximately $715,300 and $461,000, respectively, from these entities. At June 30, 1999, approximately $91,400 was owed to the Partnership, of which approximately $36,000 was received as of July 31, 1999.

     The Partnership, pursuant to certain agreements, provides management and other personnel and services to certain of its equity clubs and homeowners associations. Pursuant to these agreements, the Partnership is entitled to receive management fees for the services provided to these entities. Due to the timing of the cash flows generated from these entities' operations, such fees are typically paid in arrears. For the six months ended June 30, 1999 and 1998, the Partnership was entitled to receive approximately $702,600 and $662,700, respectively. At June 30, 1999, approximately $857,200 was unpaid (including amounts owed from the previous year), of which approximately $100,000 was received as of July 31, 1999.

     The Partnership funds working capital advances and operating deficits of its equity clubs, as well as operating deficits of its homeowners associations as required or deemed necessary. The working capital advances are non-interest bearing, short-term in nature, and are expected to be reimbursed from future cash flows of the equity clubs. The funding of operating deficits is expensed by the Partnership. The Partnership also funds, at its option, certain capital expenditures of its equity clubs.
For the six months ended June 30, 1999, the Partnership was entitled to receive approximately $19,600. At June 30, 1999, approximately $12,400 was owed to the Partnership, none of which was received as of July 31, 1999.

     In accordance with the Partnership Agreement, the General Partner and Associate Limited Partners have deferred a portion of their distributions of net cash flow from the Partnership totaling approximately $11,934,000 as of June 30, 1999. This amount does not bear interest and is expected to be paid in future periods subject to certain restrictions in the partnership agreement of the Partnership and the Partnership's credit facility. In addition, in connection with the settlement of certain litigation, the General Partner and the Associate Limited Partners deferred approximately $1,259,000 of their share of the August 1997 distribution which was otherwise distributable to them, and such deferred distribution amount was used by the Partnership to pay a portion of the legal fees and expenses in such litigation. The General Partner and Associate Limited Partners will be entitled to receive such deferred amounts after the Holders of Interests have received a specified amount of distributions from the Partnership after July 1, 1996.

     All amounts receivable from or payable to the General Partner or its affiliates do not bear interest and are expected to be paid in future periods.

COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under standby letters of credit and performance bonds for approximately $867,000 and $14,732,000, respectively, at June 30, 1999. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable under performance bonds for approximately $1,020,000 at June 30, 1999.

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

     In April 1997, the Court issued an order certifying as a class action claims respecting the alleged violation of the Boca Raton ordinances. Both plaintiffs and defendants appealed the certification order. On appeal, the appellate court approved certification of a class action for the following counts: breach of ordinance, breach of fiduciary duty, civil theft (treble damages), breach of a constructive trust and unjust enrichment. The Partnership sought further review of the certification ruling, but relief was denied by the Florida Supreme Court on May 6, 1999. Plaintiffs in the Savoy action moved for an appointment of a receiver over the Club. The Partnership moved to strike the motion and the Court granted the Partnership's motion. The Partnership has filed a third-party complaint for indemnification and contribution against Disney in these consolidated actions in the event the Partnership is held liable for acts taken by a subsidiary of Disney prior to the Partnership's involvement in the Club and property. The parties to the Council of Villages case have filed cross motions for summary judgement on various issues related to the case and these motions are pending before the Court for decision. The Partnership can give no assurances as to the outcome of these motions. The Council of Villages case is set for trial sometime between December 6, 1999 through January 14, 2000, on all issues remaining after the ruling on summary judgement.

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

ASSETS HELD FOR DISPOSITION

     The Partnership discontinued depreciating the country club in its River Hills community in Tampa, Florida in February 1999 due to its plans to sell the club, and has classified the club as Property and equipment held for disposition or sale on the accompanying consolidated balance sheets at June 30, 1999. In May 1999, the Partnership entered into a contract with an unaffiliated third party purchaser for the sale of the club. The closing, which is expected to occur in August 1999, is subject to the satisfaction of various conditions. Results of operations for the country club totaled approximately $0.3 million and $0.1 million for the six months ended June 30, 1999 and 1998, respectively, and are included in Operating properties revenues and cost of revenues on the accompanying consolidated statements of operations.

GENERAL PARTNER

     The General Partner of the Partnership is Arvida/JMB Managers, Inc., a Delaware corporation. All of its outstanding shares of stock are owned by AF Investors, LLC, a Delaware limited liability company which is substantially owned by Northbrook Corporation, a Delaware corporation ("Northbrook"). A significant majority of the outstanding stock of Northbrook is owned by officers and directors of JMB Realty Corporation, a Delaware corporation ("JMB"), together with members of their families. Substantially all of the shares of JMB are owned by its officers, directors, members of their families and their affiliates. Arvida/JMB Managers, Inc. became the general partner of the Partnership as a result of a merger on March 30, 1990 of an affiliated corporation that was the then general partner of the Partnership into Arvida/JMB Managers, Inc., which, as the surviving corporation of such merger, continues as General Partner. On May 1, 1999, a $20,561,034 portion of a note receivable from Northbrook to Arvida/JMB Managers, Inc. was assigned and distributed to Northbrook.
As a result of such assignment and distribution, the remaining note has an outstanding principal balance of $1,000,000 and bears interest at the applicable Federal rate for short-term loans (4.52% as of June 30, 1999). All interest is deferred and is added to the principal balance of the note.

The note, as extended, is due June 30, 2001. The General Partner has responsibility for all aspects of the Partnership's operations. The condensed balance sheet of Arvida/JMB Managers, Inc. as of June 30, 1999 is as follows:

                                Assets

     Cash . . . . . . . . . . . . . . . . . . . . . . . $   743,865
     Investment in partnerships . . . . . . . . . . . .     930,676
     Other assets . . . . . . . . . . . . . . . . . . .      34,593
                                                        -----------
                                                        $ 1,709,134
                                                        ===========

                            Owner's equity

     Capital stock. . . . . . . . . . . . . . . . . . . $     1,000
     Additional paid-in capital . . . . . . . . . . . .  10,588,966
     Retained earnings (deficit). . . . . . . . . . . .  (7,873,402)
                                                        -----------
                                                          2,716,564
     Less: note receivable from Northbrook. . . . . . .  (1,007,430)
                                                        -----------
                                                        $ 1,709,134
                                                        ===========

ADJUSTMENTS

     In the opinion of the General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of June 30, 1999 and December 31, 1998 and for the three and six months ended June 30, 1999 and 1998.

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

     At June 30, 1999 and December 31, 1998, the Partnership had unrestricted Cash and cash equivalents of approximately $25,818,000 and $82,104,000, respectively. The decrease in Cash and cash equivalents at June 30, 1999 as compared to December 31, 1998 is due primarily to distributions to partners and Holders of Interests made during February 1999 totaling approximately $62 million.

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

     At June 30, 1999, the balances outstanding under the term loan, the revolving line of credit and the letter of credit facility were approximately $27,500,000, $0 and $867,000, respectively. In February 1998, the Partnership prepaid the $12.5 million principal repayment on the term loan scheduled for July 1998. In addition, in exchange for a rate reduction of 50 basis points on its credit facility, the Partnership made an additional $7.25 million prepayment on the term loan in August 1998. As a result of this transaction, interest on the credit facility is now based, at the Partnership's option, on the relevant LIBOR plus 1.75% per annum or the lender's prime rate. In November 1998, the Partnership prepaid $7,333,333 of the $12.5 million principal repayment on the term loan scheduled for July 1999. In June 1999, the Partnership paid the remaining $4,166,667 due in July 1999. In addition, in June 1999, the Partnership prepaid the $6,250,000 principal repayment scheduled for February 2000, and $3,750,000 of the $12,500,000 principal repayment scheduled for July 2000.

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

     In June 1999, the Partnership closed on the sale of its resale brokerage operations in Weston, Sawgrass and Boca Raton, Florida to an affiliate of The St. Joe Company for a sale price of $3.2 million. This sale generated a profit for financial reporting and Federal income tax purposes. The Partnership still retains limited commercial brokerage as well as new home sale brokerage operations.

     On May 28, 1999, the Partnership entered into an agreement with Disney which resolved all the claims and counterclaims raised in the Disney litigation as discussed in Part II, Item 1. Legal Proceedings. Under the terms of the settlement agreement, Disney, among other things, paid the Partnership $9.0 million and released any claims relating to the claims pool. The lawsuit was dismissed on June 3, 1999, pursuant to the terms of the settlement agreement.

     In accordance with the Partnership Agreement, the General Partner and Associate Limited Partners have deferred a portion of their distributions of net cash flow from the Partnership totaling approximately $11,934,000 as of June 30, 1999. This amount does not bear interest and is expected to be paid in future periods subject to certain restrictions contained in the partnership agreement of the Partnership and the Partnership's credit facility. In addition, in connection with the settlement of certain litigation, the General Partner and the Associate Limited Partners deferred approximately $1,259,000 of their share of the August 1997 distribution which was otherwise distributable to them, and such deferred distribution amount was used by the Partnership to pay a portion of the legal fees and expenses in such litigation. The General Partner and Associate Limited Partners will be entitled to receive such deferred amount after the Holders of Interests have received a specified amount of distributions from the Partnership after July 1, 1996.

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

     The Partnership has organized a team to review and prepare its computer systems for the year 2000 compliancy. This team has completed an internal assessment of its information system technology and determined a need to upgrade portions of the Partnership's hardware and software so that its computer systems would function properly with respect to dates in the year 2000 and thereafter. The software upgrade was initiated in October 1997 and completed in May 1998 at an approximate cost of $110,000. A plan has been developed to upgrade the Partnership's computer hardware including its file servers, which is currently estimated to cost approximately $300,000. This estimate includes the cost of testing the upgraded computer systems and replacing equipment which is not year 2000 compliant. Neither of these amounts includes employee costs, since the Partnership does not separately identify such costs for year 2000 purposes. The Partnership has commenced its implementation of the hardware upgrade, which was previously scheduled to be completed in the first quarter of 1999. However, such implementation has been delayed due to the Partnership's decision to utilize internal resources rather than incur the expense of outside consultants to complete the hardware installations, and is currently expected to be completed in the third quarter of 1999. The Partnership began testing its computer systems in November 1998 to determine compliance with the year 2000. Testing of all of the Partnership's mission critical computer systems, including financial, human resources and payroll, is complete. As a result of this testing, it was concluded that these mission critical systems are year 2000 compliant, and the Partnership does not intend to develop a contingency plan for these aspects of its information technology system. A test of the Partnership's internally developed software packages, which are also deemed mission critical, was completed in the second quarter of 1999. The Partnership has determined that no contingency plan is necessary with respect to the internally developed software packages. Testing performed to date has shown that the hardware upgrades currently planned are the only such upgrades that will be required.

     In addition, all third parties such as banks, insurance companies and governmental agencies who exchange digital information with the Partnership have been identified and contacted regarding the year 2000 compliancy of the information being exchanged. Responses have been received from all of these institutions, and the Partnership has successfully tested the exchange of information. These exchanges are not deemed critical to the operations of the Partnership.

     The Partnership has inventoried its non-information technology systems such as, but not limited to alarms, security gates, locks and phone systems, and has requested information from the various vendors of those systems to determine their year 2000 compliancy. To date, the Partnership has received responses regarding the year 2000 compliancy of its phones and other utilities, and is relying upon the vendors' testing of these systems which has indicated they are year 2000 compliant. To the extent responses have not been received from other vendors deemed less significant to the operations of the Partnership, the Partnership will continue to follow up with additional requests regarding their year 2000 compliancy. Although no testing of the non-information technology systems is currently planned, a communication plan has been developed to report any problems encountered as a result of potential year 2000 system failures. At this time, the Partnership does not have an estimate of the amount of costs, if any, for remediation relative to its non-information technology systems.

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

     If the steps taken by the Partnership, its vendors, suppliers and other third parties with whom the Partnership has material relationships (i.e., banks, insurance companies and state agencies) to be year 2000 compliant are not successful, the Partnership could experience various operational difficulties. These could include, among other things, an inability to process transactions to the correct accounting period, difficulties in posting general ledger interfaces, an inability to process computer generated checks, bank transactions posted to the wrong periods, and the failure of scheduling applications which are date-sensitive. In addition, year 2000 failures experienced in government services could delay essential services provided to the Partnership such as permitting and inspections. If interruptions occur in obtaining the materials and supplies necessary in the Partnership's homebuilding operation, or if the non-information technology systems fail, the Partnership could experience various other operational difficulties. These could include, among other things, construction delays, interruptions in services provided by the Partnership's country clubs, the inability to provide security services at the entrances to the Partnership's communities, and disruptions in office services such as telephones, elevators and heating and cooling systems. Such operating difficulties could result in the Partnership's incurring unanticipated costs for remediation and other expenses, and such amounts could be material. The Partnership has not ascertained a reasonably likely "worst case" scenario for year 2000 issues, nor does it have an estimate of losses or liabilities that could be incurred as a result of such scenario.

     The foregoing discussion of year 2000 issues and the Partnership's responses thereto are based on information presently known. The Partnership is continuing its assessment and evaluation of various year 2000 issues, and will also be relying on third parties, particularly suppliers of construction-related materials, as to their year 2000 compliance. Accordingly, information concerning year 2000 issues, and the Partnership's responses thereto including the nature, extent, timing and cost of the Partnership's remediation efforts, other expenses, and related costs, are subject to change, and such changes could be material.

RESULTS OF OPERATIONS

     The results of operations for the three and six months ended June 30, 1999 are primarily attributable to the development and sale or operation of the Partnership's assets.

     For the three months ended June 30, 1999, the Partnership (including its consolidated ventures and its unconsolidated ventures accounted for under the equity method) closed on the sale of 300 housing units, 34 homesites, and approximately 6 acres of developed and undeveloped land, as well as the sale of its resale brokerage operations. This compares to closings in the second quarter of 1998 of 180 housing units, 34 homesites and approximately 41 acres of developed and undeveloped land as well as the sale of the remaining Sawgrass Country Club Memberships owned by the Partnership. Outstanding contracts ("backlog") at June 30, 1999, were for 886 housing units, 35 homesites and approximately 10 acres of developed and undeveloped land tracts. This compares to a backlog at June 30, 1998 of 832 housing units, 54 homesites and approximately 39 acres of developed and undeveloped land tracts.

     The Partnership's Communities are in various stages of development, with estimated remaining build-outs ranging from one to five years. Notwithstanding the estimated duration of the build-outs, the Partnership currently expects to complete its orderly liquidation by October 2002. The Weston Community, located in Broward County, Florida, is in its mid-stage of development. Also in their mid-stages of development are the River Hills Country Club in Tampa, Florida; the Water's Edge Community in Atlanta, Georgia; and The Cullasaja Club, near Highlands, North Carolina. The Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay and the Jacksonville Golf & Country Club Community in Florida are both in their late stages of development. Only builder units remain to be sold at Jacksonville Golf & Country Club at June 30, 1999. Future revenues will be impacted to the extent that there are lower levels of inventories available for sale as the Partnership's remaining Communities approach or undertake their final phases.

     Housing revenues increased for the three and six month periods ended June 30, 1999 as compared to the same periods in 1998 due primarily to an increase in the number of units closed as well as a change in the mix of product closed at the Partnership's Weston Community. In addition, revenues recognized under the percentage-of-completion method for the last building at Arvida's Grand Bay also contributed to the increase in housing revenues for the six months ended June 30, 1999 as compared to the same period in 1998. These favorable variances were partially offset by decreased revenues at Jacksonville Golf & Country Club due to the close out of the remaining units in the fourth quarter of 1998.

     Homesite revenues decreased for the six month period ended June 30, 1999 as compared to the same period in 1998 due to the increase in the Partnership's homebuilding operations in Weston, which has resulted in reduced lots available for sale to third-party builders. Lot sales at the Partnership's River Hills Community increased for the three and six month periods ended June 30, 1999 as compared to the same periods in 1998. These sales are the primary cause for the increase in revenues for the second quarter in 1999 as compared to the same period in 1998.

     Land and property revenues for the six month period ended June 30, 1999 were generated primarily from the sale of approximately 20 acres of developed land in Weston, as well as the sale of the Partnership's resale brokerage operations in Weston, Sawgrass and Boca Raton, Florida to an affiliate of The St. Joe Company. Revenues for the same period in 1998 were generated primarily from the sale of the Partnership's approximate 33% interest in the HAE Joint Venture to one of its venture partners, approximately 29 acres of undeveloped commercial property owned by the Metrodrama Joint Venture, the remaining Sawgrass Country Club memberships, and approximately 12 acres of developed land in Weston.

     The decrease in revenues from Operating properties for the three and six months ended June 30, 1999 as compared to the same periods in 1998 is due primarily to the sale of the Partnership's cable operation in Weston in October 1998. This decrease was partially offset by increased dues and golf revenues at the Weston Hills Country Club for the same periods. The sale of the cable operation is also the primary cause for the decrease in the gross operating profit margin from operating properties for the six month period ended June 30, 1999 as compared to the same period in 1998.

     The increase in brokerage and other operations for the three and six month periods ended June 30, 1999 as compared to the same periods in 1998 is due primarily to proceeds in the amount of $9 million received in settlement of the lawsuit with Disney, as well as increased commissions generated by the Partnership's resale operations in Boca Raton, Florida. These increases were partially offset by a decrease in the Partnership's new home sale brokerage commissions in Weston due to a decrease in the number of units closed by third-party builders within the Community.

     Selling, general and administrative expenses decreased for the six month period ended June 30, 1999 as compared to the same period in 1998 due to a reduction in marketing expenses resulting from the sell out of units at Arvida's Grand Bay and the late stage of development at Jacksonville Golf & Country Club where only builder units remain to be sold. Also contributing to the favorable variance is a refund of prorated insurance premiums received in January 1999 pertaining to several of the Partnership's operating properties which were sold in prior periods. These favorable variances were partially offset by a decrease in marketing fees earned due to a decrease in the number of units closed by third-party builders within the Partnership's Weston Community.

     The decrease in interest income for the three months ended June 30, 1999 as compared to the same period in 1998 is due to a decrease in the average amounts invested in short-term financial instruments, as well as an adjustment recorded in the second quarter of 1999 to correct the amount of interest income recognized in the first quarter of 1999.

     During the first quarter of 1999, the Partnership received an approximate $0.6 million distribution from the Tampa 301 Associates Joint Venture. The amount distributed was in excess of the Partnership's carrying value of its investment in this joint venture. The recognition of income related to this excess distribution is the primary cause for the increase in equity in earnings of unconsolidated ventures for the six month period ended June 30, 1999 as compared to the same period in 1998.

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

     In April 1997, the Court issued an order certifying as a class action claims respecting the alleged violation of the Boca Raton ordinances. Both plaintiffs and defendants appealed the certification order. On appeal, the appellate court approved certification of a class action for the following counts: breach of ordinance, breach of fiduciary duty, civil theft (treble damages), breach of a constructive trust and unjust enrichment. The Partnership sought further review of the certification ruling, but relief was denied by the Florida Supreme Court on May 6, 1999. Plaintiffs in the Savoy action moved for an appointment of a receiver over the Club. The Partnership moved to strike the motion and the Court granted the Partnership's motion. The Partnership has filed a third-party complaint for indemnification and contribution against Disney in these consolidated actions in the event the Partnership is held liable for acts taken by a subsidiary of Disney prior to the Partnership's involvement in the Club and property. The parties to the Council of Villages case have filed cross motions for summary judgement on various issues related to the case and these motions are pending before the Court for decision. The Partnership can give no assurances as to the outcome of these motions. The Council of Villages case is set for trial sometime between December 6, 1999 through January 14, 2000, on all issues remaining after the ruling on summary judgement.

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

     On August 27, 1991, the General Partner, on behalf of the Partnership, initiated a lawsuit in the Circuit Court of Cook County (County Department, Chancery Division), Illinois against The Walt Disney Company ("Disney"). The litigation arose out of the Partnership's acquisition of substantially all of the real estate and other assets of Arvida Corporation, a subsidiary of Disney, in September 1987. In the complaint filed on its behalf, the Partnership alleged that under the terms of the contract with Disney for the acquisition, the purchase price of the assets was to be reduced by the amount of certain payments made prior to the closing (the "Closing") of the transaction out of funds of Arvida Corporation in order to satisfy certain obligations that were not assumed by the Partnership. The complaint also alleged that the contract entitled the Partnership to (i) reimbursement by Disney for amounts advanced by the Partnership to pay certain other claimed obligations of Arvida Corporation, including certain post-Closing adjustments, in connection with the acquisition and (ii) indemnification by Disney for additional costs and expenses incurred by the Partnership subsequent to the Closing in order to remedy certain environmental conditions that existed prior to the Closing. The complaint further alleged that the Partnership had made various demands on Disney for payment of these amounts and that Disney had refused to make such payments. The Partnership sought declaratory judgments that the Partnership was entitled to a purchase price reduction from Disney and reimbursement or indemnification by Disney for amounts advanced or costs and expenses incurred by the Partnership for certain obligations of Arvida Corporation, together with interest on all such amounts and costs. During the second quarter of 1992, the Partnership received approximately $0.8 million in settlement of portions of this claim. During July 1993, Disney filed an answer denying the substantive allegations of the Partnership's complaint and raising various affirmative defenses. In addition, Disney filed a three count counterclaim in which it sought among other things: a complete accounting of liabilities allegedly assumed but not discharged by the Partnership to ascertain whether certain funds, not to exceed $2.9 million, were due Disney in accordance with the purchase agreement; an unspecified amount of damages exceeding $500,000 allegedly representing workers compensation and warranty payments made by Disney, which Disney alleged were obligations of the Partnership; an accounting for funds disbursed from a claims pool in the amount of $3,000,000 established by the parties; and attorney fees and costs. On May 28, 1999, the Partnership entered into an agreement with Disney which resolved all the claims and counterclaims raised in the litigation. Under the terms of the settlement agreement, Disney, among other things, paid the Partnership $9.0 million and released any claims relating to the claims pool. The lawsuit was dismissed on June 3, 1999, pursuant to the terms of the settlement agreement.

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


                ARVIDA/JMB PARTNERS, L.P.

                BY:   Arvida/JMB Managers, Inc.
                      (The General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: August 13, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 13, 1999