Form 10-Q
period 1999-09-30
ARVIDA JMB PARTNERS L P
filed 1999-11-15
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.   20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1999                           Commission file #0-16976




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

                                         CONSOLIDATED BALANCE SHEETS

                            SEPTEMBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998



                                                   ASSETS
                                                   ------
                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1999            1998
                                                                           -------------    -----------

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .     $ 14,790,514     82,103,559
Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .       23,850,834     13,337,171
Trade and other accounts receivable (net of allowance for
  doubtful accounts of $122,565 at September 30, 1999 and
  $198,548 at December 31, 1998). . . . . . . . . . . . . . . . . . . .       54,489,880     13,989,093
Real estate inventories . . . . . . . . . . . . . . . . . . . . . . . .      166,346,501    160,922,604
Property and equipment, net . . . . . . . . . . . . . . . . . . . . . .       13,185,521     33,816,203
Property and equipment held for disposition or sale . . . . . . . . . .       15,187,186          --
Investments in and advances to joint ventures, net. . . . . . . . . . .        1,299,307      1,217,327
Equity memberships. . . . . . . . . . . . . . . . . . . . . . . . . . .        1,912,528      2,175,510
Amounts due from affiliates, net. . . . . . . . . . . . . . . . . . . .          987,703      1,438,690
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . .        5,768,629      7,367,323
                                                                            ------------   ------------

          Total assets. . . . . . . . . . . . . . . . . . . . . . . . .     $297,818,603    316,367,480
                                                                            ============   ============





                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                   CONSOLIDATED BALANCE SHEETS (CONTINUED)



                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                 ------------------------------------------

                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1999            1998
                                                                           -------------    -----------

Liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 22,091,968     16,447,904
  Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       37,718,083     27,655,567
  Accrued expenses and other liabilities. . . . . . . . . . . . . . . .       19,222,642     16,151,679
  Notes and mortgages payable, net. . . . . . . . . . . . . . . . . . .       30,565,173     46,341,804
                                                                            ------------   ------------

  Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .      109,597,866    106,596,954
                                                                            ------------   ------------

Partners' capital accounts:
  General Partner and Associate Limited Partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . .           20,000         20,000
    Cumulative net income . . . . . . . . . . . . . . . . . . . . . . .       46,838,977     45,828,157
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (45,246,973)   (41,315,975)
                                                                            ------------   ------------
                                                                               1,612,004      4,532,182
                                                                            ------------   ------------
  Limited Partners:
    Capital contributions, net of offering costs. . . . . . . . . . . .      364,841,815    364,841,815
    Cumulative net income . . . . . . . . . . . . . . . . . . . . . . .      190,515,133    138,414,099
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .     (368,748,215)  (298,017,570)
                                                                            ------------   ------------
                                                                             186,608,733    205,238,344
                                                                            ------------   ------------
          Total partners' capital accounts. . . . . . . . . . . . . . .      188,220,737    209,770,526
                                                                            ------------   ------------

          Total liabilities and partners' capital . . . . . . . . . . .     $297,818,603    316,367,480
                                                                            ============   ============

           The accompanying notes are an integral part of these consolidated financial statements.

                                          ARVIDA/JMB PARTNERS, L.P.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                 (UNAUDITED)
                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1999          1998          1999          1998
                                                   -----------    ----------  ------------   -----------
Revenues:
  Housing . . . . . . . . . . . . . . . . . . . .  $69,968,421    53,110,915   216,160,801   152,689,387
  Homesites . . . . . . . . . . . . . . . . . . .    3,668,494     4,570,600     7,429,458     9,491,598
  Land and property . . . . . . . . . . . . . . .    9,334,832     9,039,152    16,431,608    25,135,478
  Operating properties. . . . . . . . . . . . . .    3,488,578     4,801,538    12,594,910    15,295,804
  Brokerage and other operations. . . . . . . . .    1,622,327     8,096,875    25,019,427    22,227,882
                                                   -----------   -----------  ------------  ------------
        Total revenues. . . . . . . . . . . . . .   88,082,652    79,619,080   277,636,204   224,840,149
                                                   -----------   -----------  ------------  ------------
Cost of revenues:
  Housing . . . . . . . . . . . . . . . . . . . .   55,715,933    44,021,504   172,278,622   122,806,287
  Homesites . . . . . . . . . . . . . . . . . . .    2,427,774     3,027,011     4,868,159     6,200,410
  Land and property . . . . . . . . . . . . . . .    5,406,283     6,823,150     9,565,579    14,935,486
  Operating properties. . . . . . . . . . . . . .    3,767,841     4,316,313    12,089,893    13,648,695
  Brokerage and other operations. . . . . . . . .    1,644,794     6,887,423    14,392,374    19,694,190
                                                   -----------   -----------  ------------  ------------
        Total cost of revenues. . . . . . . . . .   68,962,625    65,075,401   213,194,627   177,285,068
                                                   -----------   -----------  ------------  ------------
Gross operating profit. . . . . . . . . . . . . .   19,120,027    14,543,679    64,441,577    47,555,081
Selling, general and administrative expenses. . .   (4,936,843)   (4,716,514)  (12,722,380)  (13,063,886)
                                                   -----------   -----------  ------------  ------------
        Net operating income. . . . . . . . . . .   14,183,184     9,827,165    51,719,197    34,491,195

Interest income . . . . . . . . . . . . . . . . .      575,081       923,626     2,287,224     2,690,942
Equity in earnings (losses) of unconsolidated
  ventures. . . . . . . . . . . . . . . . . . . .      324,116       (24,776)      999,939       199,326
Interest and real estate taxes, net . . . . . . .     (523,701)     (841,815)   (1,894,506)   (2,636,652)
                                                   -----------   -----------  ------------  ------------
        Net income. . . . . . . . . . . . . . . .  $14,558,680     9,884,200    53,111,854    34,744,811
                                                   ===========   ===========  ============  ============
        Net income per Limited Partnership
          Interest. . . . . . . . . . . . . . . .  $     34.49         21.51        128.96         79.05
                                                   ===========   ===========  ============  ============
        Cash distributions per Limited
          Partnership Interest. . . . . . . .      $     30.00         50.00        175.08        125.06
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

                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                                 (UNAUDITED)

                                                                                 1999             1998
                                                                             ------------     -----------
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 53,111,854      34,744,811
Charges (credits) to net income not requiring (providing) cash:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .     2,484,720       2,694,269
  Equity in earnings of unconsolidated ventures . . . . . . . . . . . . . .      (999,939)       (199,326)
  Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . . .       (54,806)         (3,027)
  (Gain) loss on sale or disposition of property and equipment. . . . . . .    (2,475,754)          4,992
  Gain on disposition of joint venture interest . . . . . . . . . . . . . .         --           (450,546)
Changes in:
  Restricted cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (10,513,663)     (3,047,611)
  Trade and other accounts receivable . . . . . . . . . . . . . . . . . . .   (40,445,981)    (37,846,677)
  Real estate inventories:
    Additions to real estate inventories. . . . . . . . . . . . . . . . . .  (172,003,967)   (130,182,445)
    Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   171,822,838     135,012,376
    Capitalized interest. . . . . . . . . . . . . . . . . . . . . . . . . .    (2,897,743)     (4,774,839)
    Capitalized real estate taxes . . . . . . . . . . . . . . . . . . . . .    (2,345,025)     (2,868,587)
  Equity memberships. . . . . . . . . . . . . . . . . . . . . . . . . . . .       262,982       2,174,160
  Amounts due from affiliates, net. . . . . . . . . . . . . . . . . . . . .       450,987        (220,990)
  Prepaid expenses and other assets . . . . . . . . . . . . . . . . . . . .       949,730        (194,199)
  Accounts payable, accrued expenses and other liabilities. . . . . . . . .     8,800,554       8,944,211
  Deposits and unearned income. . . . . . . . . . . . . . . . . . . . . . .    10,062,516      15,507,885
                                                                             ------------     -----------
          Net cash provided by operating activities . . . . . . . . . . . .    16,209,303      19,294,457
                                                                             ------------     -----------
Cash flows from investing activities:
  Mortgages receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .         --            379,850
  Acquisitions of property and equipment. . . . . . . . . . . . . . . . . .    (1,003,119)     (2,192,008)
  Proceeds from sales of property and equipment . . . . . . . . . . . . . .     7,086,613           3,215
  Joint venture distributions . . . . . . . . . . . . . . . . . . . . . . .       832,431         191,519
  Proceeds from sale of joint venture interest. . . . . . . . . . . . . . .         --          1,670,976
                                                                             ------------     -----------
          Net cash provided by investing activities . . . . . . . . . . . .     6,915,925          53,552
                                                                             ------------     -----------




                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                                 1999             1998
                                                                             ------------     -----------
Cash flows from financing activities:
  Proceeds from notes and mortgages payable . . . . . . . . . . . . . . . .         --         10,861,501
  Payments of notes and mortgages payable . . . . . . . . . . . . . . . . .   (15,776,630)    (22,679,174)
  Distributions to General Partner and Associate Limited Partners . . . . .    (3,930,998)     (2,807,742)
  Distributions to Limited Partners . . . . . . . . . . . . . . . . . . . .   (70,730,645)    (50,522,687)
                                                                             ------------     -----------
          Net cash used in financing activities . . . . . . . . . . . . . .   (90,438,273)    (65,148,102)
                                                                             ------------     -----------

Decrease in Cash and cash equivalents . . . . . . . . . . . . . . . . . . .   (67,313,045)    (45,800,093)
Cash and cash equivalents, beginning of year. . . . . . . . . . . . . . . .    82,103,559      79,411,195
                                                                             ------------     -----------
Cash and cash equivalents, end of period. . . . . . . . . . . . . . . . . .  $ 14,790,514      33,611,102
                                                                             ============     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest, net of amounts
    capitalized . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      --            210,072
                                                                             ============     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $      --              --
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

                      SEPTEMBER 30, 1999 AND 1998
                              (UNAUDITED)


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

GENERAL

     Capitalized Interest and Real Estate Taxes

     Interest, including the amortization of loan fees, of $2,897,743 and $4,774,839 was incurred for the nine months ended September 30, 1999 and 1998, respectively, all of which was capitalized. Interest payments, including amounts capitalized, of $2,565,635 and $4,984,911 were made during the nine months ended September 30, 1999 and 1998, respectively. Interest, including the amortization of loan fees, of $898,708 and $1,565,027 was incurred for the three months ended September 30, 1999 and 1998, respectively, all of which was capitalized. Interest payments, including amounts capitalized, of $695,569 and $1,550,078 were made during the three months ended September 30, 1999 and 1998, respectively. The decrease in interest incurred and paid during the three and nine month periods ended September 30, 1999 as compared to the same periods in 1998 is due primarily to the overall decrease in the average amount of debt outstanding during the periods.

     Real estate taxes of $4,239,531 and $5,505,239 were incurred for the nine months ended September 30, 1999 and 1998, respectively, of which $2,345,025 and $2,868,587 were capitalized, respectively. Real estate tax payments of $630,586 and $379,910 were made during the nine months ended September 30, 1999 and 1998, respectively. In addition, real estate tax reimbursements totaling $238,498 and $280,634 were received from the Partnership's escrow agent during the nine months ended September 30, 1999 and 1998, respectively. Real estate taxes of $1,389,119 and $1,910,820 were incurred for the three months ended September 30, 1999 and 1998, respectively, of which $865,418 and $1,069,005 were capitalized, respectively. Real estate tax payments of $199,100 and $190,233 were made during the three months ended September 30, 1999 and 1998, respectively.
In addition, real estate tax reimbursements totaling $40,050 and $13,528, were received from the Partnership's escrow agent during the three months ended September 30, 1999 and 1998, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and other operating properties as these taxes are included in cost of revenues for operating properties.

     Property and Equipment and Other Assets

     Depreciation expense of $1,835,756 and $2,211,524 was incurred for the nine months ended September 30, 1999 and 1998, respectively. Amortization of other assets, excluding loan fees, of $345,714 and $295,245 was incurred for the nine months ended September 30, 1999 and 1998, respectively. Amortization of loan fees, which is included in interest expense, of $303,250 and $187,500 was incurred for the nine months ended September 30, 1999 and 1998, respectively. Depreciation expense of $580,731 and $749,288 was incurred for the three months ended September 30, 1999 and 1998, respectively. Amortization of other assets, excluding loan fees, of $148,884 and $98,415 was incurred for the three months ended September 30, 1999 and 1998, respectively. Amortization of loan fees, which is included in interest expense, of $178,250 and $62,500 was incurred for each of the three months ended September 30, 1999 and 1998, respectively.

     Partnership Distributions

     During August 1999, the Partnership made a distribution for 1999 of $12,120,000 to its Holders of Interests ($30.00 per Interest) and $673,326 to the General Partner and Associate Limited Partners, collectively.
During February 1999, the Partnership made a distribution for 1998 of $58,580,000 to its Holders of Interest ($145.00 per Interest) and $3,254,407 to the General Partner and Associate Limited Partners, collectively. In addition, during 1999, distributions totaling $30,645 (approximately $.08 per Interest) and $3,265 were deemed to be paid to the Holders of Interests and to the General Partner and Associate Limited Partners, respectively, as such amounts were remitted to North Carolina tax authorities on their behalf for the 1998 non-resident withholding tax. These distributions are the primary cause for the decrease in Cash and cash equivalents on the accompanying consolidated balance sheets at September 30, 1999 as compared to December 31, 1998.

     Reclassifications

     Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

NOTES AND MORTGAGES PAYABLE

     At September 30, 1999, the balances outstanding on the term loan, the revolving line of credit and the letter of credit facility were approximately $27,500,000, $0 and $867,000, respectively. For the nine month period ended September 30, 1999, the combined effective interest rate for the Partnership's credit facilities, including the amortization of loan origination fees, and the effect of the interest rate swap agreements was approximately 9.0% per annum.

     In February 1999, the Partnership closed on a line of credit with a borrowing capacity of $23,150,000 to be drawn upon if necessary to fund construction of the final building at Arvida's Grand Bay. However, construction of this building was funded with cash generated by the Partnership's operations, and in September 1999, the Partnership informed the lender it would not draw funds under this line of credit and requested a Release of Mortgage in satisfaction of the loan.

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

TRANSACTIONS WITH AFFILIATES

     The Partnership, subject to certain limitations, may engage affiliates of the General Partner for insurance brokerage and certain other administrative services to be performed in connection with the administration of the Partnership and its assets. The total of such costs for the nine months ended September 30, 1999 was approximately $227,000, all of which was paid as of September 30, 1999. The total of such costs for the nine months ended September 30, 1998 was approximately $224,000.
In addition, the General Partner and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Partnership and the operation of the Partnership's properties. Such costs were approximately $230,300 and $195,100 for the nine months ended September 30, 1999 and 1998, respectively, all of which were paid as of September 30, 1999.

     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the nine month period ended September 30, 1999, the amount of such costs incurred by the Partnership on behalf of these affiliates totaled approximately $598,500. At September 30, 1999, approxi-mately $63,500 was owed to the Partnership, all of which was received as of October 29, 1999. For the nine month period ended September 30, 1998, the Partnership was entitled to reimbursements of approximately $241,900.

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

     For the nine month periods ended September 30, 1999 and 1998, the Partnership reimbursed St. Joe/Arvida or its affiliates approximately $4,325,000 and $3,874,000, respectively, for the services provided to the Partnership by St. Joe/Arvida pursuant to the sub-management agreement discussed above. At September 30, 1999, the Partnership owed St. Joe/Arvida approximately $216,200 for services provided pursuant to this agreement, all of which was paid as of October 29, 1999. The Partnership also receives reimbursement from St. Joe/Arvida for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership on behalf of St. Joe/Arvida. For the nine month periods ended September 30, 1999 and 1998, the Partnership received approximately $1,374,000 and $544,100, respectively, from St. Joe/Arvida or its affiliates. Of this amount, approximately $217,400 was owed to the Partnership at September 30, 1999, all of which was received as of October 29, 1999.

     The Partnership pays for certain general and administrative costs on behalf of its clubs, homeowner associations and maintenance associations (including salary and salary-related costs and legal fees). The Partnership receives reimbursements from these entities for such costs. For the nine month periods ended September 30, 1999 and 1998, the Partnership was entitled to receive approximately $1,111,600 and $731,800, respectively, from these entities. At September 30, 1999, approximately $95,900 was owed to the Partnership, of which approximately $82,100 was received as of October 29, 1999.

     The Partnership, pursuant to certain agreements, provides management and other personnel and services to certain of its equity clubs and homeowners associations. Pursuant to these agreements, the Partnership is entitled to receive management fees for the services provided to these entities. Due to the timing of the cash flows generated from these entities' operations, such fees are typically paid in arrears. For the nine months ended September 30, 1999 and 1998, the Partnership was entitled to receive approximately $763,100 and $429,000, respectively. At
September 30, 1999, approximately $804,900 was unpaid (including amounts owed from the previous year), none of which was received as of October 29, 1999.

     The Partnership funds working capital advances and operating deficits of its equity clubs, as well as operating deficits of its homeowners associations as required or deemed necessary. The working capital advances are non-interest bearing, short-term in nature, and are expected to be reimbursed from future cash flows of the equity clubs. The funding of operating deficits is expensed by the Partnership. The Partnership also funds, at its option, certain capital expenditures of its equity clubs.
For the nine months ended September 30, 1999, the Partnership was entitled to receive approximately $33,600. At September 30, 1999, approximately $22,200 was owed to the Partnership, $2,600 of which was received as of October 29, 1999.

     In accordance with the Partnership Agreement, the General Partner and Associate Limited Partners have deferred a portion of their distributions of net cash flow from the Partnership totaling approximately $12,541,500 as of September 30, 1999. This amount does not bear interest and is expected to be paid in future periods subject to certain restrictions in the partnership agreement of the Partnership and the Partnership's credit facility. In addition, in connection with the settlement of certain litigation, the General Partner and the Associate Limited Partners deferred approximately $1,259,000 of their share of the August 1997 distribution which was otherwise distributable to them, and such deferred distribution amount was used by the Partnership to pay a portion of the legal fees and expenses in such litigation. The General Partner and Associate Limited Partners will be entitled to receive such deferred amounts after the Holders of Interests have received a specified amount of distributions from the Partnership after July 1, 1996.

     All amounts receivable from or payable to the General Partner or its affiliates do not bear interest and are expected to be paid in future periods.

COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under standby letters of credit and performance bonds for approximately $867,000 and $20,661,000, respectively, at September 30, 1999. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable under performance bonds for approximately $1,020,000 at September 30, 1999.

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

     Currently, the Partnership is involved in two subrogation lawsuits.
On April 19, 1993, a subrogation claim entitled Village Homes at Country Walk Master Maintenance Association, Inc. v. Arvida Corporation et al., was filed in the 11th Judicial Circuit for Dade County. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). In this suit, as amended, plaintiffs seek to recover damages and pre- and post-judgment interest in connection with $10,873,000 American Reliance has allegedly paid, plus amounts it may have to pay in the future, to the condominium association at Country Walk in the wake of Hurricane Andrew. Disney is also a defendant in this suit. The Partnership believes that the amount of this claim that allegedly relates to units it built and sold is approximately $3,600,000. Plaintiffs also seek a declaratory judgment seeking to hold the Partnership and other defendants responsible for amounts American Reliance must pay in the future to its insured as additional damages beyond the $10,873,000 previously paid. The Partnership has filed motions directed to the complaint, as amended, and the litigation is in the discovery stage. The Partnership has entered into an agreement in principle to settle this lawsuit for approximately $2.4 million. It is proposed that the settlement will be funded by one of the Partnership's insurance carriers. The Partnership can give no assurances that the settlement will in fact be consummated. In the event the settlement is not consummated, the Partnership intends to vigorously defend itself. On or about May 10, 1996, a subrogation claim entitled Juarez et al. v. Arvida Corporation et al. was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County. Plaintiffs filed this suit for the use and benefit of American Reliance.
In this suit, plaintiffs seek to recover damages, pre-and post-judgment interest, costs and any other relief the Court may deem just and proper in connection with $3,200,000 American Reliance allegedly paid on specified claims at Country Walk in the wake of Hurricane Andrew. Disney is also a defendant in this suit. The Partnership is advised that the amount of this claim that allegedly relates to units it sold is approximately $350,000. The Partnership intends to defend itself vigorously in this matter. Due to the uncertainty of the outcome of these subrogation actions, the accompanying consolidated financial statements do not reflect any liabilities related to these matters.

     The Partnership has been named a defendant in a purported class action entitled Lakes of the Meadow Village Homes, Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight, and Nine Maintenance Associations, Inc., v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The original complaint was filed on or about November 27, 1995 and an amended complaint, which purports to be a class action, was filed on or about February 28, 1997. In the case, plaintiffs seek damages, attorneys fees and costs on behalf of the 460 building units they allegedly represent for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs allege that Walt Disney World Company is responsible for liabilities that may arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership is potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs allege breach of building codes and breach of implied warranties. In addition, plaintiffs seek rescission and cancellation of various general releases obtained by the Partnership in the course of the turnover of the community to the residents. Previously, the trial court had granted the Partnership summary judgment against the plaintiffs' claims, based on the releases obtained by the Partnership. Plaintiffs appealed that ruling. The ruling was reversed on appeal, the appellate court finding that there were issues of material fact which precluded the entry of judgment for the Partnership, and the case was remanded to the trial court for further proceedings. On or about April 9, 1999, plaintiffs supplied a budget estimate for repairs of the alleged defects and damages based on a limited survey of nine buildings only.
Based on this limited survey and assuming that the same alleged defects and damages show up with the same frequency in the entire 460 units, plaintiffs estimate the total repairs to cost approximately $7.0 million. Based on the allegations of the amended complaint, it would appear that plaintiffs would seek to hold the Partnership responsible for approximately $1.4 million of this amount. Discovery in this litigation is in its early stages. The Partnership has not had an opportunity to examine all of the buildings nor complete its assessment of the alleged merits of the plaintiffs' report. The Partnership is currently being defended by counsel for one of its insurance carriers. The Partnership intends to vigorously defend itself by, among other things, pursuing its defenses of release and otherwise.

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

     In April 1997, the Court issued an order certifying as a class action claims respecting the alleged violation of the Boca Raton ordinances. Both plaintiffs and defendants appealed the certification order. On appeal, the appellate court approved certification of a class action for the following counts: breach of ordinance, breach of fiduciary duty, civil theft (treble damages), breach of a constructive trust and unjust enrichment. The Partnership sought further review of the certification ruling, but relief was denied by the Florida Supreme Court on May 6, 1999. Plaintiffs in the Savoy action moved for an appointment of a receiver over the Club. The Partnership moved to strike the motion and the Court granted the Partnership's motion. The Partnership has filed a third-party complaint for indemnification and contribution against Disney in these consolidated actions in the event the Partnership is held liable for acts taken by a subsidiary of Disney prior to the Partnership's involvement in the Club and property. The parties to the Council of Villages case filed cross motions for summary judgement on various issues related to the case. The Partnership can give no assurances as to the outcome of these motions. The Council of Villages case is set for trial sometime between December 6, 1999 through January 14, 2000, on all issues remaining after the rulings on summary judgement.

     On September 30, 1999, the Court granted the Partnership's motions for summary judgment as they relate to: civil theft (treble damages), fraudulent inducement, and breach of the City of Boca Raton ordinance regarding open space and PUD regulations of the city. The Court granted the plaintiffs' motion for summary judgment as to the breach of a city ordinance concerning impact fees for parks and recreation purposes. The Court also allowed the plaintiffs to amend their Complaint to seek reimbursement from the Partnership for legal fees and expenses paid by the Partnership's co-defendants in this lawsuit. Currently, defendants' fees are being split among the Country Club Maintenance Association, Inc., Broken Sound Club, Inc., and the Partnership. Approximately $3,500,000 in legal fees and expenses have been incurred in the lawsuit as of September 30, 1999. The Partnership's motion for summary judgment as to breach of fiduciary duty is still pending, as is plaintiffs' motion for leave to amend the Complaint to include punitive damages. The Partnership's motion for summary judgment as to unjust enrichment has been denied, and that issue is slated to go to trial. Plaintiffs have filed a motion for rehearing, reconsideration or clarification with respect to the Court's ruling on the Boca Raton ordinance regarding open space, fraudulent inducement and civil theft (treble damages). The Court has not ruled on these motions.

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

ASSETS HELD FOR DISPOSITION

     In August 1999, the Partnership closed on the sale of the country club in its River Hills community in Tampa, Florida to a third party purchaser for a sales price of approximately $7.5 million. This sale generated a profit for financial reporting and Federal income tax purposes, and is reflected in Land and property revenues and cost of revenues on the accompanying consolidated statements of operations.

     Due to the Partnership's recent decision to sell the country club in its Weston community, this club has been classified as Property and equipment held for disposition or sale on the accompanying consolidated balance sheets at September 30, 1999. Results of operations for the Weston Hills Country Club totaled approximately $0.6 million for the nine month periods ended September 30, 1999 and 1998, and are included in Operating properties revenues and cost of revenues on the accompanying consolidated statements of operations.

GENERAL PARTNER

     The General Partner of the Partnership is Arvida/JMB Managers, Inc., a Delaware corporation. All of its outstanding shares of stock are owned by AF Investors, LLC, a Delaware limited liability company which is substantially owned by Northbrook Corporation, a Delaware corporation ("Northbrook"). A significant majority of the outstanding stock of Northbrook is owned by officers and directors of JMB Realty Corporation, a Delaware corporation ("JMB"), together with members of their families. Substantially all of the shares of JMB are owned by its officers, directors, members of their families and their affiliates. Arvida/JMB Managers, Inc. became the general partner of the Partnership as a result of a merger on March 30, 1990 of an affiliated corporation that was the then general partner of the Partnership into Arvida/JMB Managers, Inc., which, as the surviving corporation of such merger, continues as General Partner. On May 1, 1999, a $20,561,034 portion of a note receivable from Northbrook to Arvida/JMB Managers, Inc. was assigned and distributed to Northbrook.
As a result of such assignment and distribution, the remaining note has an outstanding principal balance of $1,000,000 and bears interest at the applicable Federal rate for short-term loans (5.25% as of September 30, 1999). All interest is deferred and is added to the principal balance of the note. The note, as extended, is due June 30, 2001. The General Partner has responsibility for all aspects of the Partnership's operations.

The condensed balance sheet of Arvida/JMB Managers, Inc. as of September 30, 1999 is as follows:

                                Assets

     Cash . . . . . . . . . . . . . . . . . . . . . . . $   874,923
     Investment in partnerships . . . . . . . . . . . .     802,743
     Other assets . . . . . . . . . . . . . . . . . . .      34,072
                                                        -----------
                                                        $ 1,711,738
                                                        ===========

                            Owner's equity

     Capital stock. . . . . . . . . . . . . . . . . . . $     1,000
     Additional paid-in capital . . . . . . . . . . . .  10,588,966
     Retained earnings (deficit). . . . . . . . . . . .  (7,857,467)
                                                        -----------

     Less: note receivable from Northbrook. . . . . . .  (1,020,761)
                                                        -----------
                                                        $ 1,711,738
                                                        ===========

ADJUSTMENTS

     In the opinion of the General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of September 30, 1999 and December 31, 1998 and for the three and nine months ended September 30, 1999 and 1998.

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

     At September 30, 1999 and December 31, 1998, the Partnership had unrestricted Cash and cash equivalents of approximately $14,791,000 and $82,104,000, respectively. The decrease in Cash and cash equivalents at September 30, 1999 as compared to December 31, 1998 is due primarily to distributions to partners and Holders of Interests made during 1999 totaling approximately $75 million.

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

     In arriving at the Estimated Liquidation Value, Lehman relied upon the Partnership's estimate of the gross cash distributions that the Holders of Interests would receive from August 31, 1998 (exclusive of the $50 per Interest distribution made in September 1998). (These estimated gross distributions are based on certain assumptions that may or may not prove to be true. There are a number of factors, including risk factors, that may cause the actual gross cash distributions to vary from such estimates, and such variations could be material.) These estimated gross distributions were then discounted to reflect the present value of such distributions as of August 31, 1998, which ranged from $425 to $455 per Interest, depending on the different discount rates used. (Such amounts include the distributions of $175 per Interest made during 1999).

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

     In June 1999, FCG commenced another offer to acquire up to approximately 17,100 Interests for $200 per Interest. Such offer expired in July 1999. The Partnership made an estimate of the discounted present value (the "Partnership's Estimated Liquidation Value") of an Interest as of June 30, 1999, based on the assumption that the Partnership completes an orderly liquidation of its assets by October 2002. Based on its analysis and the Partnership's Estimated Liquidation Value as of June 30, 1999, the Special Committee determined that with respect to Holders of Interests who had the expectation of retaining their Interests through an anticipated orderly liquidation of the Partnership's assets by October 2002 and who had no current or anticipated need for liquidity, such offer was inadequate and not in the best interests of such Holders of Interests. Accordingly, the Special Committee recommended that such Holders of Interests reject the offer and not tender their Interests pursuant to such offer. With respect to all other Holders of Interests, the Special Committee expressed no opinion and remained neutral in regard to such offer.

     In September 1999, FCG commenced a third offer to acquire up to approximately 16,500 Interest for $200 per Interest (which was to be reduced by the $30 per Interest distribution made in August 1999 for an adjusted offer price of $170 per Interest). Such offer expired in October 1999. Based on its analysis and the Partnership's Estimated Liquidation Value of an Interest as of September 30, 1999, the Special Committee determined that such offer was inadequate and not in the best interests of the Holders of Interests. Accordingly, the Special Committee recommended that Holders of Interests reject such offer and not tender their Interests pursuant to such offer. (The Partnership's Estimated Liquidation Value of an Interest as of any particular date is based on certain assumptions that may or may not prove to be true. There are a number of factors, including risk factors, that may cause the actual amount of distributions to vary from the amounts estimated by the Partnership, and such variations could be material.)

     At September 30, 1999, the balances outstanding under the term loan, the revolving line of credit and the letter of credit facility were approximately $27,500,000, $0 and $867,000, respectively. Interest on the credit facility is based, at the Partnership's option, on the relevant LIBOR plus 1.75% per annum or the lender's prime rate. The Partnership has interest rate swap agreements that are in effect with respect to the $27.5 million currently outstanding under the term loan. The interest rate swap agreements fix the interest rate under the term loan at 8.02% and 7.84% with respect to $16,666,667 and $10,833,333 of the term loan, respectively, and expire on July 31, 2001. In November 1998, the Partnership prepaid $7,333,333 of the $12.5 million principal repayment on the term loan scheduled for July 1999. In June 1999, the Partnership paid the remaining $4,166,667 due in July 1999. In addition, in June 1999, the Partnership prepaid the $6,250,000 principal repayment scheduled for February 2000, and $3,750,000 of the $12,500,000 principal repayment scheduled for July 2000.

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

     In August 1999, the Partnership closed on the sale of the country club in its River Hills community in Tampa, Florida to a third party purchaser for a sales price of approximately $7.5 million. This sale generated a profit for financial reporting and Federal income tax purposes, and is reflected in Land and property revenues and cost of revenues on the accompanying consolidated statements of operations.

     Due to the Partnership's recent decision to sell the country club in its Weston community, this club has been classified as Property and equipment held for disposition or sale on the accompanying consolidated balance sheets at September 30, 1999. Results of operations for the Weston Hills Country Club totaled approximately $0.6 million for the nine month periods ended September 30, 1999 and 1998, and are included in Operating properties revenues and cost of revenues on the accompanying consolidated statements of operations.

     In accordance with the Partnership Agreement, the General Partner and Associate Limited Partners have deferred a portion of their distributions of net cash flow from the Partnership totaling approximately $12,541,500 as of September 30, 1999. This amount does not bear interest and is expected to be paid in future periods subject to certain restrictions contained in the partnership agreement of the Partnership and the Partnership's credit facility. In addition, in connection with the settlement of certain litigation, the General Partner and the Associate Limited Partners deferred approximately $1,259,000 of their share of the August 1997 distribution which was otherwise distributable to them, and such deferred distribution amount was used by the Partnership to pay a portion of the legal fees and expenses in such litigation. The General Partner and Associate Limited Partners will be entitled to receive such deferred amount after the Holders of Interests have received a specified amount of distributions from the Partnership after July 1, 1996.

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

     The Partnership organized a year 2000 project team to review and prepare its computer systems for year 2000 compliancy. In 1997, this team completed an internal assessment of its information systems technology and determined a need to upgrade portions of the Partnership's hardware and software so that its computer systems would function properly with respect to dates in the year 2000 and thereafter. An upgrade to the Partnership's financial systems was initiated in October 1997, and completed in May 1998 at an approximate cost of $110,000. During the second quarter of 1999, the Partnership completed the upgrade of its internally developed software packages at an approximate cost of $75,000, and in the third quarter of 1999 the upgrade to the Partnership's hardware networks was completed at an approximate cost of $200,000. These amounts do not include employee costs since the Partnership does not separately identify such costs for year 2000 purposes.

     The Partnership has completed the upgrading and testing of all mission critical computer systems, including internally and externally developed financial, human resources and payroll systems. Such testing has shown that no further upgrades appear to be required and that these systems appear to be year 2000 compliant.

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

     The Partnership has inventoried its non-information technology systems such as, but not limited to alarms, security gates and phone systems, and has requested information from the various vendors of those systems to determine their year 2000 compliancy. To date, the Partnership has received responses regarding the year 2000 compliancy of its phones and other utilities, and is relying upon the vendors' testing of these systems, which has indicated they are year 2000 compliant. To the extent responses have not been received from other vendors deemed less significant to the operations of the Partnership, the Partnership will determine the year 2000 compliancy of these non-critical systems immediately following the transition to the new century and respond accordingly. Although no testing of the non-information technology systems is planned, a contingency plan has been developed as discussed below. The Partnership will address reported problems and expects to undertake appropriate remediation efforts to the extent deemed necessary. At this time, the Partnership does not have an estimate of the amount of costs, if any, for remediation relative to its non-information technology systems.

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

     A contingency plan has been developed to effect possible recovery procedures and an action plan for the year 2000 transition period to address both information technology and non-information technology problems. The plan's strategy is based upon identifying key business processes, assessing the risk associated with these processes, and developing manual procedures to overcome possible short-term interruptions of service for those areas deemed necessary. For example, steps have been taken so that in the event the Partnership is unable to issue system generated checks as a result of year 2000 complications, manual checks will be available to facilitate payment processing. In addition, in order to determine the overall wellness of the Partnership on January 1, 2000, a "calling tree" has been created designating specific individuals to contact regarding year 2000 complications. These individuals have been provided a list of critical system functions to review, and on New Year's Day, they will verify that their facility and systems are operational and report all findings back to the Partnership's Information Systems department by no later than noon on January 1, 2000. Any detected year 2000 issues or complications will be assessed and addressed at that time.

     If the steps taken by the Partnership, its vendors, suppliers and other third parties with whom the Partnership has material relationships (i.e., banks, insurance companies and state agencies) to be year 2000 compliant are not successful, the Partnership could experience various operational difficulties. These could include, among other things, an inability to process transactions to the correct accounting period, difficulties in posting general ledger interfaces, an inability to process computer generated checks, bank transactions posted to the wrong periods, and the failure of scheduling applications which are date-sensitive. In addition, year 2000 failures experienced in government services could delay essential services provided to the Partnership such as permitting and inspections. If interruptions occur in obtaining the materials and supplies necessary in the Partnership's homebuilding operations, or if the non-information technology systems fail, the Partnership could experience various other operational difficulties. These could include, among other things, construction delays, interruptions in services provided by the Partnership's country clubs, the inability to provide security services at the entrances to the Partnership's communities, and disruptions in office services such as telephones, elevators and heating and cooling systems. Such operating difficulties could result in the Partnership's incurring unanticipated costs for remediation and other expenses, and such amounts could be material. The Partnership has not ascertained a reasonably likely "worst case" scenario for year 2000 issues, nor does it have an estimate of losses or liabilities that could be incurred as a result of such scenario. The Partnership expects to address "worst case" scenario events with its contingency plan for effecting recovery procedures discussed above.

     The foregoing discussion of year 2000 issues and the Partnership's responses thereto are based on information presently known. The Partnership is continuing its assessment and evaluation of various year 2000 issues, and will also be relying on third parties, including suppliers of construction-related materials, as to their year 2000 compliance. Accordingly, information concerning year 2000 issues, and the Partnership's responses thereto including the nature, extent, timing and cost of the Partnership's remediation efforts, other expenses, and related costs, are subject to change, and such changes could be material.

RESULTS OF OPERATIONS

     The results of operations for the three and nine months ended September 30, 1999 are primarily attributable to the development and sale or operation of the Partnership's assets.

     For the three months ended September 30, 1999, the Partnership (including its consolidated and unconsolidated ventures) closed on the sale of 305 housing units and 43 homesites, as well as the country club in its River Hills community and several one-story commercial office buildings in Weston. This compares to closings in the third quarter of 1998 of 246 housing units, 47 homesites and approximately 38 acres of developed and undeveloped land as well as the sale of the remaining Sawgrass Country Club Memberships owned by the Partnership. Outstanding contracts ("backlog") at September 30, 1999, were for 1,004 housing units, 31 homesites and approximately one acre of developed land. This compares to a backlog at September 30, 1998 of 892 housing units, 30 homesites and approximately 39 acres of developed and undeveloped land tracts.

     The Partnership's Communities are in various stages of development, with estimated remaining build-outs ranging from one to four years. Notwithstanding the estimated duration of the build-outs, the Partnership currently expects to complete its orderly liquidation by October 2002. The communities currently in their mid-stages of development are Weston located in Broward County, Florida; Water's Edge in Atlanta, Georgia; and The Cullasaja Club near Highlands, North Carolina. The Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay, The River Hills Country Club in Tampa, Florida and Jacksonville Golf & Country Club in Jacksonville, Florida are all in their late stages of development, with only builder units remaining to be sold in Jacksonville. Future revenues will be impacted to the extent that there are lower levels of inventories available for sale as the Partnership's remaining Communities approach or undertake their final phases.

     Housing revenues increased for the three and nine month periods ended September 30, 1999 as compared to the same periods in 1998 due primarily to an increase in the number of units closed as well as a change in the mix of product closed at the Partnership's Weston Community. Revenues generated from the closing of units in Weston account for approximately 80% and 74% of the housing revenues recognized for the three and nine month periods ended September 30, 1999, respectively. In addition, revenues recognized under the percentage-of-completion method for the last building at Arvida's Grand Bay also contributed to the increase in housing revenues for the three and nine month periods ended September 30, 1999 as compared to the same periods in 1998. These favorable variances were partially offset by decreased revenues at Jacksonville Golf & Country Club due to the close out of the remaining units in the fourth quarter of 1998.

     Homesite revenues decreased for the three and nine month periods ended September 30, 1999 as compared to the same periods in 1998 due primarily to the increase in the Partnership's homebuilding operations in Weston, which has resulted in reduced lots available for sale to third-party builders. This unfavorable variance was partially offset by an increase in the number of lots closed in River Hills resulting in increased revenues contributed by this community for the three and nine month periods ended September 30, 1999 as compared to the same periods in 1998.

     Land and property revenues for the three months ended September 30, 1999 were generated primarily from the sales of the Partnership's country club in River Hills and several one-story commercial office buildings in Weston. These compare to revenues recognized in the third quarter of 1998 which were generated primarily from the closing of approximately 24 acres of developed commercial property in Weston. Land and property revenues for the nine months ended September 30, 1999 also include the sale of the Partnership's resale brokerage operations in Weston, Sawgrass and Boca Raton, Florida to an affiliate of The St. Joe Company, and approximately 20 acres of developed commercial property in Weston. Revenues for the nine month period in 1998 were generated primarily from the sale of the Partnership's approximate 33% interest in the HAE Joint Venture to one of its venture partners, approximately 29 acres of undeveloped commercial property owned by the Metrodrama Joint Venture, the remaining Sawgrass Country Club memberships, and approximately 12 acres of developed commercial property in Weston.

     The decrease in revenues from Operating properties for the three and nine month periods ended September 30, 1999 as compared to the same periods in 1998 is due primarily to the sale of the Partnership's cable operation in Weston in October 1998 and the sale of the country club in River Hills in August 1999. These sales are also the primary cause for the decrease in the gross operating profit margins for the three and nine months ended September 30, 1999 as compared to the same periods in 1998. This decrease was partially offset by increased membership dues and golf revenues at the Weston Hills Country Club for the same periods.

     Brokerage and other operations revenues increased for the nine month period ended September 30, 1999 as compared to the same period in 1998 due to proceeds in the amount of $9 million received in June 1999 in settlement of the Partnership's lawsuit with Disney. Revenues from the Partnership's brokerage operations, exclusive of this settlement, decreased for the three and nine month periods ended September 30, 1999 as compared to the same periods in 1998 due primarily to the sale of the Partnership's resale brokerage operations in June 1999 as mentioned above, as well as a decrease in new home sale brokerage commissions in Weston resulting from a decrease in the number of units closed by third-party builders within the community.

     Selling, general and administrative expenses decreased for the nine month period ended September 30, 1999 as compared to the same period in 1998 due to a reduction in marketing expenses resulting from the sell out of units at Arvida's Grand Bay and the late stage of development at Jacksonville Golf & Country Club, where only builder units remain to be sold. Also contributing to the favorable variance is a refund of prorated insurance premiums received in January 1999 pertaining to several of the Partnership's operating properties which were sold in prior periods. These favorable variances were partially offset by a decrease in marketing fees earned due to a decrease in the number of units closed by third-party builders within the Partnership's Weston Community.

     The decrease in interest income for the three and nine month periods ended September 30, 1999 as compared to the same periods in 1998 is due to a decrease in the average amounts invested in short-term financial instruments.

     During the first quarter of 1999, the Partnership received an approximate $0.6 million distribution from the Tampa 301 Associates Joint Venture. The amount distributed was in excess of the Partnership's carrying value of its investment in this joint venture. The recognition of income related to this excess distribution is the primary cause for the increase in equity in earnings of unconsolidated ventures for the nine month period ended September 30, 1999 as compared to the same period in 1998. Equity in earnings increased for the three month period ended September 30, 1999 as compared to the same period in 1998 due primarily to the recognition of the Partnership's share of the earnings generated by the A&D Title, L.P. joint venture.


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

     In April 1997, the Court issued an order certifying as a class action claims respecting the alleged violation of the Boca Raton ordinances. Both plaintiffs and defendants appealed the certification order. On appeal, the appellate court approved certification of a class action for the following counts: breach of ordinance, breach of fiduciary duty, civil theft (treble damages), breach of a constructive trust and unjust enrichment. The Partnership sought further review of the certification ruling, but relief was denied by the Florida Supreme Court on May 6, 1999. Plaintiffs in the Savoy action moved for an appointment of a receiver over the Club. The Partnership moved to strike the motion and the Court granted the Partnership's motion. The Partnership has filed a third-party complaint for indemnification and contribution against Disney in these consolidated actions in the event the Partnership is held liable for acts taken by a subsidiary of Disney prior to the Partnership's involvement in the Club and property. The parties to the Council of Villages case filed cross motions for summary judgement on various issues related to the case. The Partnership can give no assurances as to the outcome of these motions. The Council of Villages case is set for trial sometime between December 6, 1999 through January 14, 2000, on all issues remaining after the rulings on summary judgement.

     On September 30, 1999, the Court granted the Partnership's motions for summary judgment as they relate to: civil theft (treble damages), fraudulent inducement, and breach of the City of Boca Raton ordinance regarding open space and PUD regulations of the city. The Court granted the plaintiffs' motion for summary judgment as to the breach of a city ordinance concerning impact fees for parks and recreation purposes. The Court also allowed the plaintiffs to amend their Complaint to seek reimbursement from the Partnership for legal fees and expenses paid by the Partnership's co-defendants in this lawsuit. Currently, defendants' fees are being split among the Country Club Maintenance Association, Inc., Broken Sound Club, Inc., and the Partnership. Approximately $3,500,000 in legal fees and expenses have been incurred in the lawsuit as of September 30, 1999. The Partnership's motion for summary judgment as to breach of fiduciary duty is still pending, as is plaintiffs' motion for leave to amend the Complaint to include punitive damages. The Partnership's motion for summary judgment as to unjust enrichment has been denied, and that issue is slated to go to trial. Plaintiffs have filed a motion for rehearing, reconsideration or clarification with respect to the Court's ruling on the Boca Raton ordinance regarding open space, fraudulent inducement and civil theft (treble damages). The Court has not ruled on these motions.

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


                ARVIDA/JMB PARTNERS, L.P.

                BY:   Arvida/JMB Managers, Inc.
                      (The General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: November 10, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 10, 1999