Form 10-K
period 1999-12-31
ARVIDA JMB PARTNERS L P
filed 2000-03-30
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For the Fiscal Year
Ended December 31, 1999                    Commission file no. 0-16976


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


PART II

Item 5.      Market for the Partnership's Limited
             Partnership Interests and
             Related Security Holder Matters . . . . . . . . . 10

Item 6.      Selected Financial Data . . . . . . . . . . . . . 11

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . . . 13

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk . . . . . . . . . . 23

Item 8.      Financial Statements and
             Supplementary Data. . . . . . . . . . . . . . . . 24

Item 9.      Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure. . . . . . . . . . . . . . . 56


PART III

Item 10.     Director and Executive Officers of
             the Registrant. . . . . . . . . . . . . . . . . . 56

Item 11.     Executive Compensation. . . . . . . . . . . . . . 59

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management. . . . . . . . . 62

Item 13.     Certain Relationships and
             Related Transactions. . . . . . . . . . . . . . . 63


PART IV

Item 14.     Exhibits, Financial Statement
             Schedules, and Reports on Form 8-K. . . . . . . . 64


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

       Within the Communities, the Partnership constructs, or causes to be constructed, a variety of products, including single-family homes, town-houses and condominiums to be developed for sale, as well as related commercial and recreational facilities. The Communities are located primarily throughout the State of Florida, with Communities also located near Atlanta, Georgia and Highlands, North Carolina. Additional undeveloped properties owned by the Partnership in or near its Communities are expected to be developed as retail and/or office properties. The Part-nership also owns or manages certain club and recreational facilities within certain of its Communities. Certain assets located in Florida were acquired by the Partnership from the Seller by purchasing a 99.9% interest in a joint venture partnership in which the General Partner acquired the remaining joint venture partnership interest. In addition, other assets are or were owned by various partnerships, the interests of which are held by certain indirect subsidiaries of the Partnership and by the Partnership.

The Partnership, directly or through certain subsidiaries, also provides development and management services to the homeowners associations within the Communities. In addition, the Partnership sells individual residential lots and parcels of partially developed and undeveloped land. The third-party builders and developers to whom the Partnership sells homesites and land parcels are generally smaller local builders who require project specific financing for their developments and whose operations are more susceptible to fluctuations in the availability and terms of financing.

     Pursuant to a management agreement with the Partnership, through December 31, 1997, Arvida Company ("Arvida"), an affiliate of the General Partner, provided development and management supervisory and advisory services and the personnel therefor to the Partnership for all of its projects and operations, subject, in each case, to the overall control of the General Partner on behalf of the Partnership. In November 1997, The St. Joe Company, an unaffiliated third party, completed its acquisition of a majority interest in St. Joe/Arvida Company, L.P. ("St. Joe/Arvida"), which acquired the major assets of Arvida. In connection with this transaction, Arvida entered into a sub-management agreement with St. Joe/Arvida, effective January 1, 1998, whereby St. Joe/Arvida provides (and is reimbursed for) a substantial portion of the development and management supervisory and advisory services (and personnel with respect thereto) to the Partnership that Arvida would otherwise provide pursuant to its management agreement with the Partnership. Effective January 1, 1998, St. Joe/Arvida employs most of the same personnel previously employed by Arvida, and the services provided to the Partnership pursuant to the sub-management agreement are provided by the same personnel. Affiliates of JMB Realty Corporation own a minority interest in St. Joe/Arvida. The transaction did not involve the sale of any assets of the Partnership, nor the sale of the General Partner's interest in the Partnership.

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

     The Communities are in various stages of development. The remaining estimated build-out times for the Communities still under development range from one to four years. Notwithstanding the estimated duration of the remaining build-outs, the Partnership currently expects to complete an orderly liquidation of its remaining assets by October 2002. The Partnership generally follows the practice with respect to Communities of
(i) developing an overall master plan for the Community, (ii) creating a unifying architectural theme that is consistent with the Community's master plan, (iii) offering a variety of recreational facilities, (iv) imposing architectural standards and other property restrictions on residents and third-party developers, in order to enhance the long-term value of the Community, (v) establishing property owners' associations to maintain compliance with architectural, landscaping and other requirements and to provide for ownership and maintenance of certain facilities, and/or (vi) operating and controlling access to golf, tennis and other recreational facilities.

     The Partnership's development approach, individually or by joint venture, is intended to enhance the value of real estate in successive phases. The first step in the development of a property has been to design a Community master plan that addresses the appropriate land uses and product mix, including residential, recreational and, where appropriate, commercial and industrial uses. The Partnership then seeks to obtain the necessary regulatory and environmental approvals for the development of the Community in accordance with the master plan. This approval process has been a major factor in determining the viability and prospects for profitability of the Partnership's development projects.

     In addition, prior to or contemporaneously with zoning approval, the Partnership, if subject to the applicable filing requirements, has been required to obtain "Development of Regional Impact" ("DRI") approval from the applicable local governmental agency after review and recommendations from the appropriate regional planning agency, with oversight by the Florida State Department of Community Affairs. Receipt of DRI approval is a prerequisite to obtaining zoning, platting, building permits or other approvals required to begin development or construction. Obtaining such approvals can involve substantial periods of time and expense and may result in the loss of desired densities, and approvals may need to be resubmitted if there is any subsequent deviation in current approved plans.

The process may also require committing land for public use and payment of substantial impact fees. In addition, state laws generally provide further that a parcel of land cannot be subdivided into distinct segments without having a plat filed and finalized with the local or municipal authority, which, in general, requires the approval of various local agencies, such as environmental and public works departments. In addition, the Partnership must secure the actual permits for development from applicable Federal (e.g., the Army Corps of Engineers and/or the Environmental Protection Agency with respect to coastal and wetlands developments, including dredging of waterways) and state or local agencies, including construction, dredging, grading, tree removal and water management and drainage district permits. The Partnership may, in the process of obtaining such permits or approvals for platting or construction activities, incur delays or additional expenses; however, such permits and approvals are customarily obtained in conjunction with the development process. Failure to obtain or maintain necessary approvals, or rejection of submitted plans, would result in an inability to develop the Community as originally planned and would cause the Partnership to reformulate development plans for resubmission, which might result in a failure to increase, or a loss of, market value of the property. The foregoing discussion and the discussion which follows are also generally applicable to the Partnership's commercial and industrial developments.

     Upon receipt of all approvals and permits required to be obtained by the Partnership for a specific Community, other than actual approvals or permits for final platting and/or construction activities, the Partnership applies for the permits and other approvals necessary to undertake the construction of infrastructure, including roads, water and sewer lines and amenities such as lakes, clubhouses, golf courses, tennis courts and swimming pools. These expenditures for infrastructure and amenities are generally significant and are usually required early in the development of a Community project, although the Partnership has attempted, to the extent feasible, to develop Communities in a phased manner. See Note 11 for further discussion regarding Tax Increment Financing Entities and their involvement with infrastructure improvements.

     Certain of the Florida Communities described below have applied for and have been designated as Planned Unit Development ("PUD") by the local zoning authority (usually the governing body of the municipality or the county in which the Community is or will be located). Designation as a PUD generally establishes permitted densities (i.e., the number of residential units which may be constructed) with respect to the land covered thereby and, upon receipt, enables the developer to proceed in an orderly, planned fashion. Generally, such PUD approvals permit flexibility between single-unit and multi-unit products since the developer can plan Communities in either fashion as long as permitted densities are not exceeded. As a consequence, developments with PUD status are able to meet changing demand patterns in housing through such flexibility. It should be noted that some of the Communities, while not having received PUD approval, have obtained the necessary zoning approvals to create a planned community development with many of the benefits of PUD approval such as density shifting.

     In developing the infrastructure and amenities of its Communities and building its own housing products, the Partnership may function as a general contractor although it may also from time to time hire firms for general contracting work. The Partnership generally follows the practice of hiring subcontractors, architects, engineers and other professionals on a project-by-project basis rather than maintaining in-house capabilities, principally to be able to select the subcontractors and consultants it believes are most suitable for a particular development project and to control fixed overhead costs. Although the General Partner does not expect the Partnership to be faced with any significant material or labor shortages, the construction industry in general has on occasion experienced serious difficulties in obtaining certain construction materials and in having available a sufficiently large and adequately trained work force.

     The Partnership's strategy has included the ownership and development of certain commercial and industrial property not located in a Partnership Community. In addition, certain of the Partnership's Communities contained acreage zoned for commercial use, although, except for the Weston Community, such acreage was generally not substantial. On both of such types of properties, the Partnership, individually or with a joint venture partner, has built shopping centers, office buildings and other commercial buildings or sold land to be so developed.

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

     In the opinion of the General Partner of the Partnership, all of the investment properties held at December 31, 1999 are adequately insured.

     The Partnership currently owns no patents, trademarks, licenses or franchises other than those trademarks and tradenames in respect of the names of certain of its Communities. The Arvida name and the service marks with respect to the Arvida name were owned by Arvida, subject to the Partnership's non-exclusive right to use the Arvida name and service marks under a license agreement with Arvida (and subject to the non-exclusive rights of certain third parties to the limited use of the name). As discussed above, St. Joe/Arvida acquired the major assets of Arvida, including the Arvida name and service marks with respect to the Arvida name. In connection with the acquisition of Arvida's assets, St. Joe/Arvida was assigned Arvida's rights and obligations under the license agreement with the Partnership.

     The Partnership has approximately 510 employees.

     The terms of transactions between the Partnership and the General Partner and its affiliates are set forth in Items 10, 11, 12 and 13 filed with this annual report to which reference is hereby made for a description of such terms and transactions.


ITEM 2.  PROPERTIES

     The principal assets developed or managed by the Partnership, currently or during the past five years, are described below. The acreage amounts set forth herein are approximations of the gross acreage of the Communities or other properties referred to or described and are not necessarily indicative of the net developable acreage currently owned by the Partnership or its joint ventures. All of the Partnership's properties are subject to mortgages to secure the repayment of the Partnership's indebtedness as discussed in detail in Note 7.

     (a)  Palm Beach County, Florida

     The Partnership owned property in Broken Sound, a 970-acre Community located in Boca Raton. The Community offered a wide range of residential products built by the Partnership or third-party builders, all of which were sold and closed as of December 31, 1995. However, the Partnership still has equity memberships in the Broken Sound Club to sell.

     (b)  Broward County, Florida

     The Partnership owns property in Weston, a 7,500-acre Community which is in its mid-stage of development. The Community offers a complete range of housing products built by the Partnership or third-party builders, as well as tennis, swim and fitness facilities, two-18 hole golf courses and an equestrian center. In addition, the Partnership owns commercial land, portions of which are currently undeveloped, located in the Weston Community. Reference is made to Note 11 for a discussion of the Partnership's use of certain tax-exempt financing in connection with the development of the Weston Community.

     (c)  Sarasota / Tampa, Florida

     The Partnership owns property known as Arvida's Grand Bay on Longboat Key, which is a barrier island on Florida's west coast, approximately four miles from downtown Sarasota and seven miles from Sarasota/Bradenton airport. The property consists of six condominium buildings, all of which were sold and closed by January 2000. The Partnership also owns property in a Community in the Tampa area known as River Hills Country Club, which is a 1,200-acre Community in its late stage of development.

     (d)  Jacksonville, Florida

     The Partnership owned property in two Communities in Ponte Vedra Beach, Florida, twenty-five miles from downtown Jacksonville, known as Sawgrass Country Club and The Players Club at Sawgrass. All units in these Communities were sold and closed as of December 31, 1996. The Partnership also owns property in a 730-acre Community known as the Jacksonville Golf & Country Club which is nearing completion, with only builder units remaining to be sold. The Partnership also has equity memberships in the Jacksonville Golf and Country Club to sell.

     (e)  Atlanta, Georgia

     The Partnership owns properties in the Atlanta, Georgia area known as Water's Edge and Dockside. Water's Edge is in its mid-stage of development. Reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Partnership's plan to sell the remaining assets in Water's Edge. All of the units in the Partnership's Dockside Community were sold and closed as of December 31, 1996.

     (f) Highlands, North Carolina

     The Partnership owns a 600-acre Community near Highlands, North Carolina known as The Cullasaja Club. The Community is in its mid-stage of development. Reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion regarding the sale of the remaining lots and equity memberships at Cullasaja Club.

     (g)  Other

      Through joint venture interests, the Partnership also owns commercial property in Sarasota and Ocala Florida which is not located in its residential Communities.

ITEM 3.  LEGAL PROCEEDINGS

     (A) The Partnership was named a defendant in a number of homeowner lawsuits, certain of which purported to be class actions, that allegedly in part arose out of or related to Hurricane Andrew, which on August 24, 1992 resulted in damage to a former community development known as Country Walk.

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

     One of the Partnership's insurance carriers has been funding settlements of various litigation related to Hurricane Andrew. In some, but not all, instances the insurance carrier has provided the Partnership with written reservation of rights letters. The aggregate amount of the settlements funded to date by this carrier is approximately $9.93 million. The insurance carrier that funded these settlements pursuant to certain reservations of rights has stated its position that it has done so pursuant to various non-waiver agreements. The carrier's position was that these non-waiver agreements permitted the carrier to fund settlements without barring the carrier from raising insurance coverage issues or waiving such coverage issues. On May 23, 1995, the insurance carrier rescinded the various non-waiver agreements currently in effect regarding the remainder of the Hurricane Andrew litigation, allegedly without waiving any future coverage defenses, conditions, limitations, or rights. For this and other reasons, the extent to which the insurance carrier may recover any of these proceeds from the Partnership is uncertain. Therefore, the accompanying consolidated financial statements do not reflect any accruals related to this matter.

     On April 19, 1993, a subrogation claim entitled Village Homes at Country Walk Master Maintenance Association, Inc. v. Arvida Corporation et al., was filed in the 11th Judicial Circuit for Dade County. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). In this suit, as amended, plaintiffs sought to recover damages and pre- and post-judgment interest in connection with $10,873,000 American Reliance has allegedly paid, plus amounts it may have to pay in the future, to the condominium association at Country Walk in the wake of Hurricane Andrew. Disney was also named a defendant in this suit. Plaintiffs also sought a declaratory judgment seeking to hold the Partnership and other defendants responsible for amounts American Reliance might pay in the future to its insured as additional damages beyond the $10,873,000 previously paid. On or about December 20, 1999, the Partnership settled this matter for approximately $2.4 million pursuant to a settlement and release with American Reliance. The settlement was funded by a payment of approximately $1.8 million from one of the Partnership's insurance carriers and the use of approximately $606,000 in recoveries from another Hurricane Andrew related action.

     Currently, the Partnership is a defendant in one remaining insurance subrogation matter. On or about May 10, 1996, a subrogation claim entitled Juarez v. Arvida Corporation et al. was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County. Plaintiffs filed this suit for the use and benefit of American Reliance. In this suit, plaintiffs seek to recover damages, pre-and post-judgment interest, costs and any other relief the Court may deem just and proper in connection with $3,200,000 American Reliance allegedly paid on specified claims at Country Walk in the wake of Hurricane Andrew. Disney is also a defendant in this suit. The Partnership is advised that the amount of this claim that allegedly relates to units it sold is approximately $350,000. The Partnership is being defended by one of its insurance carriers. Due to the uncertainty of the outcome of this subrogation action, the accompanying consolidated financial statements do not reflect any accruals related to this matter.

     The Partnership has been named a defendant in a purported class action entitled Lakes of the Meadow Village Homes, Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight and Nine Maintenance Associates, Inc.,
v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The original complaint was filed on or about November 27, 1995 and an amended complaint, which purports to be a class action, was filed on or about February 28, 1997. In the case, plaintiffs seek damages, attorney fees and costs on behalf of the 460 building units they allegedly represent for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs allege that Walt Disney World Company is responsible for liabilities that may arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership is potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs allege breach of buildings codes and breach of implied warranties. In addition, plaintiffs seek rescission and cancellation of various general releases obtained by the Partnership in the course of the turnover of the community to the residents. Previously, the trial court had granted the Partnership summary judgment against the plaintiffs' claims, based on the releases obtained by the Partnership. The ruling was reversed on appeal, the appellate court finding that there were issues of material fact, which precluded the entry of judgment for the Partnership, and the case was remanded to the trial court for further proceedings. On or about April 9, 1999, plaintiffs supplied a budget estimate for repairs of the alleged defects and damages based on a limited survey of nine buildings only. Based on this limited survey and assuming that the same alleged defects and damages show up with the same frequency in the entire 460 buildings, plaintiffs estimate the total repairs to cost approximately $7.0 million. Based on the allegations of the amended complaint, it would appear plaintiffs would seek to hold the Partnership responsible for approximately $1.4 million of this amount. Discovery in this litigation is in its early stages. The Partnership has not had an opportunity to examine all of the buildings nor fully assess the alleged merits of the plaintiffs' report. The Partnership is currently being defended by counsel for one of its insurance carriers. The Partnership intends to vigorously defend itself by, among other things, pursuing its defenses of release and otherwise.

     (B) On or about October 16, 1995, a lawsuit was filed against the Partnership and others in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida, entitled Council of Villages, Inc. et al. v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida/JMB Partners, Ltd., Broken Sound Club, Inc., and Country Club Maintenance Association, Inc. (the "Council of Villages case"). The multi-count complaint, as amended, is brought as a class action, and individually, on behalf of various residents of the Broken Sound Community, and alleges that defendants engaged in various acts of misconduct in, among other things, the establishment, operation, management and marketing of the Broken Sound golf course and recreational facilities, as well as the alleged improper failure to turn over said facilities to the Broken Sound homeowners on a timely basis. Plaintiffs seek, through various theories, including but not limited to breach of ordinances, breach of fiduciary duty, individual counts for fraudulent inducement, and civil theft, damages in excess of $45 million, the appointment of a receiver for the Broken Sound Club, other unspecified compensatory damages, the right to seek punitive damages, treble damages, prejudgment interest, attorneys' fees and costs. The Partnership believes that the lawsuit is without merit and intends to vigorously defend itself in this matter.

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

     In April 1997, the Court issued an order certifying as a class action claims respecting the alleged violation of the Boca Raton ordinances. Both plaintiffs and defendants appealed the certification order. On appeal, the appellate court approved certification of a class action for the following counts: breach of ordinances, breach of fiduciary duty, civil theft (treble damages), breach of a constructive trust and unjust enrichment. Plaintiffs moved for an appointment of a receiver over the Club. The Partnership moved to strike the motion and the Court granted the Partnership's motion. The Partnership has filed a third-party complaint for indemnification and contribution against Disney in these consolidated actions in the event the Partnership is held liable for acts taken by a subsidiary of Disney prior to the Partnership's involvement in the Club and property.

     The parties to the Council of Villages case filed cross motions for summary judgment and other motions on various issues related to the case. On September 30, 1999, the Court granted the Partnership's motions for summary judgment as they related to: civil theft (treble damages), all of the individual counts for fraudulent inducement, and breach of the City of Boca Raton ordinance regarding open space and PUD regulations of the City. The Partnership's motion for summary judgment as to unjust enrichment has been granted and denied in part. The Court granted the plaintiffs' motion for summary judgment as to the breach of a city ordinance concerning impact fees for parks and recreation purposes. The Court also allowed the plaintiffs to amend their complaint to seek reimbursement from the Partnership for legal fees and expenses paid by the Partnership's co-defendants in this lawsuit. Currently, defendants' fees are being split among the County Club Maintenance Association, Inc., Broken Sound Club, Inc., and the Partnership. Approximately $3.5 million in legal fees and expenses for the defendants have been incurred in the lawsuit as of December 31, 1999.

     By order dated March 14, 2000, the Court denied Disney's motion for summary judgment regarding its obligation to indemnify, the Court finding that there are issues of material fact regarding the circumstances under which Disney must indemnify the Partnership. The Court granted the Partnership's motion for summary judgment against Disney finding that Disney is under a duty to defend the Partnership in this action. On
March 22, 2000, the Court issued an oral ruling denying plaintiffs' motion to amend the complaint to obtain punitive damages. There are a number of motions still pending before the Court. Among the other motions still pending for written orders are the following: the Partnership's motion for summary judgment regarding fiduciary duty; the Partnership's motion for summary judgment regarding defendants' attorneys' fees; the Partnership's motion directed to plaintiffs' attempt to obtain approximately $80 million in damages; and plaintiffs' motion for rehearing, reconsideration or clarification with respect to the Court's rulings on the Boca Raton ordinance regarding open space, fraudulent inducement, and civil theft (treble damages). The Council of Villages case is set for trial on April 3, 2000 on all issues remaining after ruling on all pending matters.

     There are a number of motions still pending before the Court. Among the other motions still pending for written orders are the following: the Partnership's motion for motion for summary judgment regarding fiduciary duty; the Partnership's motion for summary judgment regarding defendants' attorneys' fees; the Partnership's motion directed to plaintiffs' attempt to obtain approximately $80 million in damages and plaintiffs' motion for rehearing, reconsideration or clarification with respect to the Court's rulings on the Boca Raton ordinance regarding open space, fraudulent inducement, and civil theft (treble damages). The Council of Villages case is set for trial on April 3, 2000 on all issues remaining after ruling on all pending matters.

     Other than as described above, the Partnership is not subject to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1998 and 1999.

                                   PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS
              AND RELATED SECURITY HOLDER MATTERS


     As of December 31, 1999, there were 17,348 record Holders of the 404,000 Interests outstanding in the Partnership. There is no public market for Interests, and it is not anticipated that a public market for Interests will develop. Upon request, the General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. However, there are restrictions governing the transferability of these Interests as described in "Transferability of Partnership Interests" on pages A-31 to A-33 of the Partnership Agreement and limitations on the rights of assignees of Holders of Interests as described in Sections 3 and 4 of the Assignment Agreement, which are hereby incorporated by reference to Exhibit 99.1 to this report.

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

     Reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of unsolicited tender offers from an unaffiliated third party.

ITEM 6.  SELECTED FINANCIAL DATA

                                             ARVIDA/JMB PARTNERS, L.P.
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                   DECEMBER 31, 1999, 1998, 1997, 1996 AND 1995

                         (NOT COVERED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT'S REPORT)


                                 1999           1998             1997          1996           1995
                            -------------  -------------     -----------   ------------   ------------

Total revenues . . . . . .   $373,650,257    351,125,675     355,904,056    342,813,269    382,267,482
                             ============   ============    ============   ============   ============

Net operating
 income. . . . . . . . . .   $ 71,663,297     64,437,327      47,146,182     29,301,748     45,181,165
                             ============   ============    ============   ============   ============
Equity in earnings
 (losses) of uncon-
 solidated ventures. . . .   $  1,083,804        335,893         211,217       (177,864)     1,050,994
                             ============   ============    ============   ============   ============
Net income . . . . . . . .   $ 73,998,442     65,862,245      46,558,308     28,011,424     41,836,686
                             ============   ============    ============   ============   ============
Net income per
 Interest (a). . . . . . .   $     147.73         148.02          105.30          67.47         101.91
                             ============   ============    ============   ============   ============
Total assets (b) . . . . .   $310,502,805    316,367,480     326,622,856    340,640,143    366,439,241
                             ============   ============    ============   ============   ============
Total liabilities (b). . .   $101,395,480    106,596,954     129,384,146     90,988,318    133,773,954
                             ============   ============    ============   ============   ============
Cash distributions
 per Interest (c). . . . .   $     175.08         125.06          235.04          25.85          13.49
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

    (c) Cash distributions from the Partnership are generally not equivalent to Partnership income as determined for Federal income tax purposes or as determined under generally accepted accounting principles. Cash distributions to the Holders of Interests reflect distributions paid during the calendar year, a portion of which represents a return of capital for Federal income tax purposes. During February 2000, the Partnership made a distribution for 1999 of $48,361,056 to its Holders of Interests ($119.71 per Interest). In addition, during 2000, distributions totaling $18,864 (approximately $.05 per Interest) were deemed to be paid to the Holders of Interest, all of which was remitted to North Carolina tax authorities on their behalf for the 1999 non-resident withholding tax. During February 1999, the Partnership made a distribution for 1998 of $58,580,000 to its Holders of Interests ($145.00 per Interest). During August 1999, the Partnership made a distribution of $12,120,000 to its Holders of Interests ($30.00 per Interest). In addition, during 1999, distributions totaling $30,645 (approximately $.08 per Interest) were deemed to be paid to the Holders of Interests, all of which was remitted to North Carolina tax authorities on their behalf for the 1998 non-resident withholding tax. During February 1998, the Partnership made a distribution for 1997 of $30,300,000 to its Holders of Interests ($75.00 per Interest). During September 1998, the Partnership made a distribution of $20,200,000 to its Holders of Interests ($50.00 per Interest). In addition, during 1998, distributions totaling $22,705 (approximately $.06 per Interest) were deemed to be paid to the Holders of Interests, all of which was remitted to North Carolina tax authorities on their behalf for the 1997 non-resident withholding tax. During February 1997, the Partnership made a distribution for 1996 of $24,240,000 to its Holders of Interests ($60.00 per Interest). During August 1997, the Partnership made a distribution of $70,700,000 to its Holders of Interests ($175.00 per Interest). In addition, during 1997 distributions totaling $15,457 (approximately $.04 per Interest) were deemed to be paid to the Holders of Interests, $15,372 of which was remitted to North Carolina tax authorities on their behalf for the 1996 non-resident withholding tax. During March 1996, the Partnership made a distribution for 1995 of $10,419,160 to its Holders of Interests ($25.79 per Interest). In addition, during 1996, the Partnership remitted each Holder of Interests' share of a North Carolina non-resident withholding tax on behalf of each Holder of Interests. Such payments, which totaled $25,476 (approximately $.06 per Interest), were deemed distributions to the Holders of Interests. During February 1995, the Partnership made a distribution for 1994 of $5,421,680 to its Holders of Interests ($13.42 per Interest). In addition, during the first quarter of 1995, the Partnership remitted each Holder of Interests' share of a North Carolina non-resident withholding tax on behalf of each Holder of Interests. Such payment, which totaled $26,784 ($.07 per Interest), was deemed a distribution to the Holders of Interests.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Pursuant to Section 5.5 J of the Partnership Agreement, on October 23, 1997, the Board of Directors of the General Partner met and approved a resolution selecting the option set forth in Section 5.5 J(i)(c) of the Partnership Agreement for the Partnership to commence an orderly liquidation of its remaining assets that is to be completed by October 2002.

     At December 31, 1999 and 1998, the Partnership had unrestricted cash and cash equivalents of approximately $71,965,000 and $82,104,000, respectively. Cash and cash equivalents were available for future debt service, working capital requirements and distributions to partners. The source of both short-term and long-term future liquidity is expected to be derived primarily from the sale of housing units, homesites and land parcels, and through the Partnership's credit facility or other financing, which is discussed below.

     The Partnership was able to generate significant cash flow before debt service during each of the five years ended December 31, 1999. The Partnership utilized this cash flow to make scheduled and additional principal repayments on its previous and existing credit facilities, make distributions to its partners and Holders of Interests, and to increase its cash reserves. During February 2000, the Partnership made a distribution for 1999 of $48,361,056 to its Holders of Interests ($119.71 per Interest) and $13,638,944 to its General Partner and Associate Limited Partners, collectively. In addition, during 2000, distributions totaling $18,864 (approximately $.05 per Interest) were deemed to be paid to the Holders of Interest, all of which was remitted to North Carolina tax authorities on their behalf for the 1999 non-resident withholding tax. During August 1999, the Partnership made a distribution for 1999 of $12,120,000 to its Holders of Interests ($30.00 per Interest) and $673,326 to its General Partner and Associate Limited Partners, collectively. In addition, during 1999, distributions totaling $30,645 (approximately $.08 per Interest) were deemed to be paid to the Holders of Interests, all of which was remitted to North Carolina tax authorities on their behalf for the 1998 non-resident withholding tax. Distributions totaling $3,265 were also paid or deemed to be paid during 1999 to the General Partner and Associate Limited Partners, collectively, all of which was also remitted to the North Carolina tax authorities on their behalf. During March 1999, the Partnership made a distribution for 1998 of $58,580,000 to its Holders of Interests ($145.00 per Interest) and $3,254,407 to its General Partner and Associate Limited Partners, collectively. During September 1998, the Partnership made a distribution of $20,200,000 to its Holders of Interest ($50.00 per Interest) and $1,122,209 to its General Partner and Associate Limited Partners, collectively. During February 1998, the Partnership made a distribution for 1997 of $30,300,000 to its Holders of Interests ($75.00 per Interest) and $1,683,314 to the General Partner and Associate Limited Partners, collectively. In addition, during 1998, distributions totaling $22,705 (approximately $.06 per Interest) were deemed to be paid to the Holders of Interests, all of which was remitted to North Carolina tax authorities on their behalf for the 1997 non-resident withholding tax. Distributions totaling $2,201 were also paid or deemed to be paid during 1998 to the General Partner and Associate Limited Partners, collectively, all of which was also remitted to the North Carolina tax authorities on their behalf.

     In accordance with the Partnership Agreement, until the Holders of Interests received aggregate distributions equal to their Capital Investments (i.e., $1,000 per Interest) the General Partner and Associate Limited Partners deferred a portion of their distributions of net cash flow from the Partnership totaling approximately $12,541,000 through December 31, 1999. With the distribution made in February 2000, Holders of Interests have received aggregate distributions in excess of their Capital Investments. In addition, in connection with the settlement of certain litigation, the General Partner and the Associate Limited Partners deferred approximately $1,259,000 of their share of the August 1997 distribution which was otherwise distributable to them, and such deferred distribution amount was used by the Partnership to pay a portion of the legal fees and expenses in such litigation. The General Partner and Associate Limited Partners were entitled to receive such deferred amount after the Holders of Interests received a specified amount of distributions from the Partnership after July 1, 1996, the remaining amount of which was received by the Holders of Interest as part of their distribution in February 2000. The distribution made in February 2000 to the General Partner and Associate Limited Partners included the $1,259,000 amount of their August 1997 distribution that was previously deferred as well as $6,305,844 of the approximately $12,541,500 of net cash flow distributions to the General Partner and Associate Limited Partners previously deferred pursuant to the terms of the Partnership Agreement. Pursuant to the terms of the Partnership Agreement, the remaining deferred distributions payable to the General Partner and Associate Limited Partners totaling $6,235,656 will be paid to them out of one-half of net cash flow otherwise distributable to the Holders of Interest until all such deferred amounts have been paid.

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

Prior to September 1, 1998, interest on the facility was based, at the Partnership's option, on the relevant LIBOR plus 2.25% per annum or Barnett's prime rate. Loan origination fees totaling 1% of the total facility were paid by the Partnership upon the closing of the loan. Such fees have been capitalized and are being amortized to interest expense over the life of the loan. The term loan, revolving line of credit and letter of credit facility are secured by recorded mortgages on the real property of the Partnership (including certain of its consolidated ventures) and pledges of certain other assets. The credit facility also requires that certain financial covenants such as loan-to-value, net worth and debt ratios be maintained throughout the loan term. All of the loans under this facility are cross-collateralized and cross-defaulted.

     In exchange for a rate reduction of 50 basis points on its credit facility, the Partnership made a $7.25 million prepayment on the term loan in August 1998. As a result of this transaction, interest on the credit facility is now based, at the Partnership's option, on the relevant LIBOR plus 1.75% per annum or the lender's prime rate (8.5% at December 31, 1999). In November 1998, the Partnership prepaid $7,333,333 of the $12.5 million principal repayment on the term loan scheduled for July 1999. In June 1999, the Partnership paid the remaining $4,166,667 of the $12.5 million repayment scheduled for July 1999, prepaid the additional $6,250,000 principal repayment due in February 2000, and prepaid $3,750,000 of the $12.5 million principal repayment scheduled for July 2000. The remaining $8,750,000 of the $12.5 million July 2000 repayment was prepaid in March 2000. As of the date of this filing, the balances outstanding on the term loan, the revolving line of credit and the letter of credit facility were approximately $18,750,000, $0 and $670,700, respectively.
The Partnership has interest rate swap agreements that are in effect with respect to the $27.5 million outstanding under the term loan at December 31, 1999. The interest rate swap agreements fix the interest rates under the term loan at 8.02% and 7.84% with respect to $16,666,667 and $10,833,333 of the term loan, respectively, and amortize in conjunction with the scheduled loan repayments. These agreements expire on July 31, 2001. For the year ended December 31, 1999, the combined effective interest rate for the Partnership's credit facilities, including the amortization of loan origination fees and the effect of the interest rate swap agreements was approximately 9.2% per annum.

     Due to the replacement of the Partnership's previous letter of credit facility by the new credit facility in July 1997, the Partnership was required to post approximately $4.2 million cash as collateral with its previous lender for letters of credit which continue to be obligations of that lender. Such letters of credit are expected to be replaced by either letters of credit issued under the new facility or by bonds. Once the letters of credit are replaced, the cash collateral will be released to the Partnership. As of December 31, 1999, approximately $1.9 million of such cash collateral had been released to the Partnership, leaving a balance outstanding under this previous letter of credit facility of approximately $2.3 million.

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

     In January 2000, the Partnership received a commitment letter from First Union National Bank for a $20 million loan for the development and construction of The Shoppes of Town Center in Weston, a mixed use retail/office plaza consisting of approximately 148,000 net leaseable square feet. Interest on the loan will be payable monthly based on the relevant LIBOR rate plus 180 basis points per annum during the first year of the loan. Thereafter, subject to the satisfaction of certain conditions, the loan will be extended for two years and payments of principal and interest will be due on the loan based upon a 25 year loan amortization schedule. The loan will be payable in full on the third anniversary from the date of closing, which is expected to occur in the second quarter of 2000.

     On March 6, 2000, the Partnership entered into a contract with an unaffiliated third party builder for the bulk sale of the remaining lot inventory, consisting of approximately 103 developed and undeveloped lots, and the sales center at its Water's Edge Community for a sale price of approximately $3.2 million. The contract provides for the lots to be purchased in three phases, with the final phase expected to close prior to the end of 2000. The lots which are not currently developed are to be developed by the Partnership prior to the scheduled lot closings. The closing of the first phase of 29 lots was completed in March 2000 for approximately $0.7 million. Any remaining Partnership built housing inventory in Water's Edge is expected to be completed and sold to third party individuals prior to the end of 2000. The Partnership's plan to sell the remaining assets at Water's Edge under this scenario results in more cash flow when compared with selling the assets over time, due to an overall reduction of overhead costs which would have been incurred by the Partnership.

     In March 2000, the Partnership closed on the sale of the remaining lots at its Cullasaja Club Community, as well as its remaining equity memberships in the Cullasaja Club (the "Club"), to the Cullasaja Club, Inc. and Cullasaja Realty Development, Inc., for a total sales price of approximately $3.0 million. In conjunction with this closing, control of the Club was transferred to the Club members. As a result, effective
March 15, 2000, the Partnership is no longer involved in the ownership of the Club and has no further obligation to fund the Club's operations. The Partnership will, however, continue to provide accounting and certain other management services to the Club for a period of approximately eight months pursuant to the terms of the purchase agreement for an agreed upon fee plus direct out of pocket expenses.

     Construction of the final building at Arvida's Grand Bay commenced in 1998 and was completed in December 1999. In February 1999, the Partnership closed on a line of credit with a borrowing capacity of $23,150,000 to fund its construction, if necessary. However, construction of this building was funded with cash generated by the Partnership's operations, and the Partnership obtained a release of the mortgage in lieu of the loan.

     In May 1999, the Partnership entered into an agreement with Disney which resolved all the claims and counterclaims raised in the Disney litigation as discussed in Part I, Item 3. Legal Proceedings. Under the terms of the settlement agreement, Disney, among other things, paid the Partnership $9.0 million and released any claims relating to the claims pool. The lawsuit was dismissed on June 3, 1999, pursuant to the terms of the settlement agreement.

     In June 1999, the Partnership closed on the sale of its resale brokerage operations in Weston, Sawgrass and Boca Raton, Florida to an affiliate of The St. Joe Company for a sale price of $3.2 million. The Partnership still retains limited commercial brokerage as well as new home sale brokerage operations. During 1999, the Partnership also closed on the sale of several one story commercial office buildings in Weston to unaffiliated third party purchasers for a total sales price of approximately $2.5 million, the country club in its River Hills community in Tampa, Florida to an unaffiliated third party purchaser for a sales price of approximately $7.5 million, as well as its 50% interest in the Arvida Corporate Park Associates Joint Venture to its venture partner for a sales price of $3.7 million. All of these sales generated a profit for financial reporting and Federal income tax purposes.

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

     All of the above mentioned sales are reflected in Land and property revenues and cost of revenues on the accompanying consolidated statements of operations for the years ended December 31, 1997, 1998 and 1999. Reference is made to Results of Operations below for a further discussion of land and property transactions.

     In April 1998, control of the Jacksonville Golf & Country Club ("JG&CC") was turned over to the club's members. As a result, effective April 1, 1998, the Partnership no longer has any involvement in the ownership or management of JG&CC and has no further responsibility to fund JG&CC's operations. In addition, all outstanding balances owed between the Partnership and JG&CC were settled, resulting in an approximate $19,800 net payment to JG&CC upon the turnover of the club to its members. However, the Partnership still has equity memberships in JG&CC to sell.

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

     The General Partner has established a special committee (the "Special Committee") consisting of certain directors of the General Partner to review and respond to unsolicited tender offers for Interests. During each of February, June and September 1999 First Commercial Guarantee ("FCG") commenced an offer to acquire between approximately 19,600 (approximately 4.9%) and 16,500 (approximately 4.1%) of the outstanding Interests. The February 1999 offer had a purchase price of $300 per Interest (which was to be reduced by the $145 per Interest distribution made in March 1999 for an adjusted offer price of $155 per Interest), and the June 1999 offer had a purchase price of $200 per Interest. In regards to these offers by FCG, the Special Committee determined that with respect to the Holders of Interests who had the expectation of retaining their Interests though an anticipated orderly liquidation of the Partnership's assets by October 2002 and who had no current or anticipated need for liquidity, each such offer was inadequate and not in the best interests of such Holders of Interests. Accordingly, the Special Committee recommended that such Holders of Interest reject each such offer and not tender their Interests pursuant to either such offer. With respect to all other Holders of Interests, the Special Committee expressed no opinion and remained neutral in regard to each such offer. In regard to the September 1999 offer, which had a purchase price of $200 per Interest that was reduced by the $30 per Interest distribution made in August 1999 for an adjusted offer price of $170 per Interest, the Special Committee determined that such offer was inadequate and not in the best interests of the Holders of Interests. Accordingly, the Special Committee recommended that all Holders of Interest reject such offer and not tender their Interests pursuant to such offer.

     In February 2000, FCG made another offer for up to approximately 16,300 (approximately 4.0%) of the outstanding Interests for a purchase price of $350 per Interest, which was to be reduced by the $119.70 per Interest distribution made in February 2000 for an adjusted offer price of $230.30 per Interest. This offer expired in March 2000. The Special Committee determined that this offer was inadequate and not in the best interests of the Holders of Interests. Accordingly, the Special Committee recommended that Holders of Interests reject this offer and not tender their Interests pursuant to the offer.

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define a year. Consequently, any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in other normal business activities. To be year 2000 compliant, a computer system must be able to do two things. First, it must be capable of storing date-related information in a format that can discern between the 20th and 21st centuries. Secondly, all computer programs which access the stored information must be able to sort, collate, and perform calculations properly on information that involves the 20th and 21st centuries. In addition to computer programs, other date-sensitive electronic devices including, but not limited to, copy machines, thermostats, elevators, telephones and security systems could experience various operational difficulties as a result of not being year 2000 compliant.

     The Partnership organized a year 2000 project team to review and prepare its computer systems for year 2000 compliancy. In 1997, this team completed an internal assessment of its information systems technology and determined a need to upgrade portions of the Partnership's hardware and software so that its computer systems would function properly with respect to dates in the year 2000 and thereafter. An upgrade to the Partnerships's financial systems was initiated in October 1997 and completed in May 1998 at an approximate cost of $110,000. During the second quarter of 1999 the Partnership completed its upgrade of its internally developed software packages at an approximate cost of $75,000, and in the third quarter of 1999, the upgrade to the Partnership's hardware networks was completed at an approximate cost of $200,000. These amounts do not include employee costs or reimbursements to St. Joe/Arvida for related management, supervisory or advisory costs since the Partnership does not separately identify such costs for year 2000 purposes.

     The Partnership also conducted an inventory of its non-information technology systems such as, but not limited to, alarms, security gates and phone systems and requested information from the various vendors of those systems to determine their year 2000 compliance. In addition, the Partnership sent a questionnaire to all of its vendors deemed key to the success of the Partnership's operations. Although not all vendors responded to the questionnaire, the vendors who did respond did not indicate any material adverse effects on their operations due to the year 2000-related issues.

     The Partnership has not experienced any significant interruptions of its operations due to year 2000-related issues, nor does it anticipate any significant Year 2000 related issues in the future. In addition, since January 1, 2000, the Partnership has not been required to undertake any significant remediation efforts or incur any significant remediation costs to address year 2000-related issues.

RESULTS OF OPERATIONS

     The results of operations for the years ended December 31, 1999, 1998 and 1997 are primarily attributable to the development and sale or operation of the Partnership's assets. See Note 1 for a discussion regarding the recognition of profit from sales of real estate.

     For the year ended December 31, 1999, the Partnership (including its consolidated ventures and its unconsolidated ventures accounted for under the equity method) closed on the sale of 1,348 housing units, 122 homesites, approximately 53 acres of developed land tracts, as well as the sale of the Partnership's resale brokerage operations in Weston, Sawgrass and Boca Raton, Florida, the sale of several one story commercial office buildings in Weston, the sale of the country club in the River Hills Community, and its 50% interest in the Arvida Corporate Park Associates Joint Venture. This compares to closings in 1998 of 1,086 housing units, 137 homesites, approximately 78 acres of developed and undeveloped residential or commercial/industrial land tracts, as well as the remaining Sawgrass Country Club memberships owned by the Partnership, its cable operation in Weston, and the Partnership's approximate 33% interest in the H.A.E. Joint Venture. Closings in 1997 were for 1,104 housing units, 282 homesites, approximately six acres of developed and undeveloped residential or commercial/industrial land tracts, its mixed-use center in Boca Raton, Florida known as Parkway Center, the Cabana Club, and two retail shopping centers located in Weston. Outstanding contracts ("backlog"), as of December 31, 1999 were for 850 housing units, 30 homesites and approximately 2 acres of developed and undeveloped land tracts. This compares to a backlog as of December 31, 1998 of 756 housing units, 14 homesites and approximately 26 acres of developed and undeveloped land tracts. The backlog as of December 31, 1997 was for 550 housing units, 37 homesites and approximately 57 acres of developed and undeveloped land tracts.

     The Partnership's Communities are in various stages of development, with estimated remaining build-outs ranging from one to four years. Notwithstanding the estimated duration of the build-outs, the Partnership currently expects to complete an orderly liquidation of its remaining assets by October 2002. The Weston Community, located in Broward County, Florida, is the Partnership's largest Community and is in its mid-stage of development. Also in its mid-stages of development are the Water's Edge Community in Atlanta, Georgia and The Cullasaja Club, near Highlands, North Carolina. As discussed above, in March 2000, the remaining lots and equity club memberships at the Cullasaja Club were sold and the Partnership entered into a contract for the sale of the remaining lots and the sales center at the Waters Edge Community. The Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay was completed in 1999, and all units were sold and closed by January 2000. The Jacksonville Golf & Country Club and the River Hills Country Club Communities in Florida are in their late stages of development. Only builder units and equity memberships remain to be sold at Jacksonville Golf & Country Club at December 31, 1999. All of the remaining units in the Partnership's Sawgrass Country Club, The Players Club at Sawgrass and Dockside Communities in Jacksonville, Florida and Atlanta, Georgia were sold and closed as of December 31, 1996. In addition, the Broken Sound Community, located in Boca Raton, Florida, had its final closings in 1995; however, the Partnership still has equity memberships in the Broken Sound Club to sell. Future revenues will be impacted to the extent there are lower levels of inventories available for sale as the Partnership's remaining Communities are sold or undertake their final phases.

     Revenues from housing and homesite activities are recognized upon the closing of homes built by the Partnership and developed lots, respectively, within the Partnership's Communities. Historically, a substantial portion of the Partnership's housing revenues during the first six months of a given year are generated from the closing of units contracted in the prior year. Land and property revenues are generated from the closing of developed and undeveloped residential and/or commercial land tracts, the sale of operating properties, as well as gross revenues earned from the sale of equity memberships in the clubs within the Partnership's Boca Raton and Jacksonville, Florida Communities, and its Community near Highlands, North Carolina.

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

     Housing revenues increased for 1999 as compared to 1998 due primarily to an increase in the number of units closed as well as a change in the mix of product closed at the Partnership's Weston Community. Revenues generated from the closings of units in Weston account for approximately 79%, 69% and 77% of the housing revenues recognized for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, revenues recognized under the percentage-of-completion method for the final building at Arvida's Grand Bay also contributed to the increase in housing revenues for 1999 as compared to 1998. These favorable variances were partially offset by the close out of the remaining units at the Jacksonville Golf & Country Club in the fourth quarter of 1998.

     In October 1998, construction was completed on one of the two then remaining buildings at Arvida's Grand Bay. Substantial revenues recognized from closings of these units during 1998 are the primary cause for the increase in housing revenues as compared to 1997. Revenues also increased at the Partnership's Weston Community despite decreased closings as compared to 1997 due to a variance in the mix of product closed as certain higher priced units first offered for sale in 1997 had their initial closings in 1998. In addition, revenues increased at Water's Edge due to an increase in closings at that community. These favorable variances were partially offset by decreased revenues at Jacksonville Golf & Country Club due to the close out of the remaining units in the fourth quarter of 1998.

     The Partnership's current plan for the Weston Community includes an increase in its home building operations which results in a reduced number of lots available for sale to third-party builders. This is the primary cause for the decrease in homesite revenues for 1999 as compared to 1998 and 1997. This unfavorable variance was partially offset by an increase in the number of lots closed in River Hills resulting in increased revenues contributed by this Community in 1999 as compared to 1998.

     Land and property revenues for 1999 were generated primarily from the sale of the Partnership's country club in River Hills, its 50% interest in the Arvida Corporate Park Joint Venture to its venture partner, several one-story commercial office buildings in Weston, the Partnership's resale brokerage operations in Weston, Sawgrass and Boca Raton, Florida to an affiliate of The St. Joe Company, and approximately 22 acres of developed commercial property in Weston. This compares to closings in 1998 of the Partnership's cable operation in Weston, approximately 29 acres of undeveloped commercial property owned by the Metrodrama Joint Venture, the sale of the Partnership's remaining Sawgrass Country Club memberships, approximately 24 acres of developed residential land in Weston, and the sale of the Partnership's approximate 33% interest in the H.A.E. Joint Venture to one of its venture partners. Revenues for 1997 were generated from closings of the Partnership's mixed-use center in Boca Raton, Florida (consisting of retail shops, an office building, and a hotel), the Cabana Club in Jacksonville, the Partnership's two retail shopping centers in Weston, and approximately six acres of developed and undeveloped land tracts.

     Operating properties represents activity from the Partnership's club and hotel operations, commercial properties and certain other operating assets. The decrease in revenues and related costs of revenues from operating properties for 1999 as compared to 1998 is due primarily to the sale of the Partnership's cable operations in Weston in the fourth quarter of 1998, as well as the August 1999 sale of the River Hills Country Club. The decrease in revenues for 1998 as compared to 1997 is due primarily to the closings of the Partnership's mixed-use center in Boca Raton, Florida, the Cabana Club in Jacksonville and the two retail shopping centers in Weston during 1997. These properties contributed to the higher gross operating profit recognized in previous years, and the sale of these properties is the primary cause for the decrease in gross operating profit margins in 1998 as compared to 1997.

     Brokerage and other operations represent activity from the sale of unaffiliated third-party builders' homes within the Partnership's communities, activity from resale of real estate inside and outside the Partnership's communities, proceeds from the Partnership's property management activities, and fees earned from various management agreements with joint ventures. Revenues from brokerage and other operations decreased in 1999 as compared to 1998 primarily due to the sale of the Partnership's resale brokerage operations in June 1999 as mentioned above, as well as a decrease in new home sale brokerage commissions earned in Weston resulting from a decrease in the number of units closed by third party builders within the Community. Revenues increased in 1998 as compared to 1997 due primarily to increased commissions generated by the Partnership's resale operations in Weston, Boca Raton, Jacksonville and Atlanta. Also contributing to the increase in revenues was the receipt of property management fees in 1998 that had been reserved in prior years due to the uncertainty of the collection of such fees. These favorable variances were partially offset by a decrease in the amount of commissions earned from the sales of builders' homes within Weston due to the Partnership's decision to increase its home building operations in that Community. The increase in the gross operating profit margins from Brokerage and other operations for 1998 as compared to 1997 is due primarily to decreased office overheads resulting from the consolidation of several of the Partnership's resale offices in 1997.

     Selling, general and administrative expenses include all marketing costs, with the exception of those costs capitalized in conjunction with the construction of housing units, as well as project and general administrative costs. These expenses are net of the marketing fees received from third party builders. Selling, general and administrative expenses decreased for 1999 as compared with 1998 due primarily to certain non-recurring payments made in 1998 which increased the expenses in that year. Such payments included approximately $2,047,000 to Raleigh Capital Associates, L.P. ("Raleigh") pursuant to a settlement and release agreement between the Partnership, the General Partner and Raleigh to resolve, among other things, a claim made by Raleigh for attorneys' fees and expenses. In addition, during 1998, the Partnership incurred fees to engage Lehman Brothers, Inc. as a financial advisor to assist in evaluating and responding to the various tender offers for Partnership Interests made during 1998 and related matters.

     In December 1999, the Partnership recorded an inventory impairment of $1 million to the carrying value of its Water's Edge Community. This loss was recorded based upon an analysis of expected future net cash flows from the sale of the assets in Water's Edge as compared to the future estimated carrying value of the assets at disposition. As discussed above, the Partnership anticipates the closing of the remaining lots, houses and sales center in Water's Edge prior to the end of 2000. As a result of this adjustment, the carrying value of Water's Edge is recorded at approximately $5.8 million at December 31, 1999. In December 1997, the Partnership recorded an inventory impairment of $4.5 million to the carrying value of its River Hills Community. This loss was recorded based upon an analysis of estimated discounted cash flows used to determine the fair value of the Community. This analysis estimated the sell-out of the remaining houses, homesites and land and property in this Community by the year 2001. As a result of this adjustment, River Hill's carrying value is recorded at approximately $7.0 million and $9.0 million at December 31, 1999 and 1998, respectively.

     On May 28, 1999, the Partnership entered into an agreement with Disney which resolved all the claims and counterclaims raised in certain litigation related to the Partnership's acquisition of assets from a subsidiary of Disney. Under the terms of the settlement agreement, Disney, among other things, paid the Partnership $9.0 million, which is reflected as Legal Settlement on the accompanying consolidated statements of operations for the year ended December 31, 1999, and released any claims relating to the claims pool. The lawsuit was dismissed on June 3, 1999, pursuant to the terms of the settlement agreement.

     During the first quarter of 1999, the Partnership received an approximate $0.6 million distribution from the Tampa 301 Associates Joint Venture. The amount distributed was in excess of the Partnership's carrying value of its investment in this joint venture. The recognition of income related to this excess distribution is the primary cause of the increase in equity in earnings of unconsolidated ventures for 1999 as compared to 1998. The increase in 1999 as compared to 1998 and 1997 is also due to the Partnership's recognition of its share of the earnings generated by A&D Title, L.P., a joint venture in which the Partnership obtained a 50% ownership interest in July 1997.

     The decrease in Interest and real estate taxes, net of amounts capitalized for 1999 as compared to 1998 is due to the Partnership receiving a credit from the Indian Trace Community Development District (the "District") towards its 1999 tax assessment resulting from interest earned by the District on construction reserves related to the District's improvement of land owned by the Partnership.

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

GENERAL PARTNER

     The General Partner of the Partnership is Arvida/JMB Managers, Inc., a Delaware corporation. All of its outstanding shares of stock are owned by AF Investors, LLC, a Delaware limited liability company, which is substantially owned by Northbrook Corporation, a Delaware corporation ("Northbrook"). A significant majority of the outstanding stock of Northbrook is owned by JMB Realty Corporation, a Delaware corporation ("JMB"), and certain of its officers, directors, members of their families and their affiliates. Substantially all of the shares of JMB are owned by certain of its officers, directors, members of their families and their affiliates. Arvida/JMB Managers, Inc. became the general partner of the Partnership as a result of a merger on March 30, 1990 of an affiliated corporation that was the then general partner of the Partnership into Arvida/JMB Managers, Inc., which, as the surviving corporation of such merger, continues as General Partner. On May 1, 1999, a $20,561,034 portion of a note receivable from Northbrook to Arvida/JMB Managers, Inc. was assigned and distributed to Northbrook. As a result of such assignment and distribution, the remaining note has an outstanding principal balance of $1,000,000 and bears interest at the applicable Federal rate for short-term loans (5.66% as of December 31, 1999). All interest is deferred and is added to the principal balance of the note. The note, as extended, is due June 30, 2001. The General Partner has responsibility for all aspects of the Partnership's operations. The condensed balance sheet of Arvida/JMB Managers, Inc. as of December 31, 1999 is as follows:

                                   Assets

     Cash. . . . . . . . . . . . . . . . . . . . . . . . . .$   859,460
     Investment in partnerships. . . . . . . . . . . . . . .  1,596,786
     Other assets. . . . . . . . . . . . . . . . . . . . . .     33,550
                                                            -----------
                                                            $ 2,489,796
                                                            ===========

                               Owner's equity

     Capital stock . . . . . . . . . . . . . . . . . . . . .$     1,000
     Additional paid-in capital. . . . . . . . . . . . . . .  3,488,796
     Net of retained deficit . . . . . . . . . . . . . . . .      --
                                                            -----------

     Less: note receivable from Northbrook . . . . . . . . . (1,000,000)
                                                            -----------
                                                            $ 2,489,796
                                                            ===========



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      At December 31, 1999, the Partnership had variable rate debt, which is subject to market risk related to changes in interest rates. In order to minimize this interest rate risk, the Partnership has entered into interest rate swap agreements with respect to amounts borrowed under its term loan. The Partnership also expects to have a construction and short-term mortgage loan in the principal amount of $20,000,000 with a variable rate of interest to finance construction of a retail project in Weston in 2000. However, in the event the Partnership's effective borrowing rates were to increase by 100 or 150 basis points, there would be no expected material impact to the Partnership's financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          ARVIDA/JMB PARTNERS, L.P.
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

                                    INDEX


Report of Independent Certified Public Accountants

Consolidated Balance Sheets, December 31, 1999 and 1998

Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997

Consolidated Statements of Changes in Partners' Capital Accounts for the years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements


SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or immaterial, or the information is presented in the consolidated financial statements or related notes.

                        REPORT OF ERNST & YOUNG LLP,
                  INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Partners
ARVIDA/JMB PARTNERS, L.P.

     We have audited the accompanying consolidated balance sheets of Arvida/JMB Partners, L.P. and Consolidated Ventures as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in partners' capital accounts, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arvida/JMB Partners, L.P. and Consolidated Ventures at
December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.











Miami, Florida
February 11, 2000, Except for note 15
as to which the date is March 15, 2000

                                             ARVIDA/JMB PARTNERS, L.P.
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                            CONSOLIDATED BALANCE SHEETS

                                            DECEMBER 31, 1999 AND 1998

                                                      ASSETS
                                                      ------
                                                                                  1999               1998
                                                                              ------------       -----------
Cash and cash equivalents (note 3) . . . . . . . . . . . . . . . . . . .      $ 71,965,185        82,103,559
Restricted cash (note 3) . . . . . . . . . . . . . . . . . . . . . . . .        13,800,070        13,337,171
Trade and other accounts receivable (net of allowance
  for doubtful accounts of $189,983 and $198,548
  at December 31, 1999 and 1998, respectively) . . . . . . . . . . . . .        27,405,788        13,989,093
Real estate inventories (notes 4 and 7). . . . . . . . . . . . . . . . .       160,011,715       160,922,604
Property and equipment, net (notes 5 and 7). . . . . . . . . . . . . . .        28,306,211        33,816,203
Investments in and advances to joint ventures, net (note 6). . . . . . .           460,805         1,217,327
Equity memberships (note 8). . . . . . . . . . . . . . . . . . . . . . .         1,687,120         2,175,510
Amounts due from affiliates, net (note 9). . . . . . . . . . . . . . . .           650,163         1,438,690
Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . .         6,215,748         7,367,323
                                                                              ------------       -----------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . . .      $310,502,805       316,367,480
                                                                              ============       ===========





                                             ARVIDA/JMB PARTNERS, L.P.
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES
                                      CONSOLIDATED BALANCE SHEETS - CONTINUED

                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                    ------------------------------------------

                                                                                  1999               1998
                                                                              ------------       -----------
Liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 21,692,034        16,447,904
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        29,704,627        27,655,567
  Accrued expenses and other liabilities . . . . . . . . . . . . . . . .        19,434,618        16,151,679
  Notes and mortgages payable (note 7) . . . . . . . . . . . . . . . . .        30,564,201        46,341,804
                                                                              ------------       -----------
Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . .       101,395,480       106,596,954
                                                                              ------------       -----------
Partners' capital accounts (note 13)
  General Partner and Associate Limited Partners:
     Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            20,000            20,000
     Cumulative net income . . . . . . . . . . . . . . . . . . . . . . .        60,143,692        45,828,157
     Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (45,246,973)      (41,315,975)
                                                                              ------------       -----------
                                                                                14,916,719         4,532,182
                                                                              ------------       -----------
  Holders of Interests (404,000 Interests):
    Initial Holder of Interests:
     Capital contributions, net of offering costs. . . . . . . . . . . .       364,841,815       364,841,815
     Cumulative net income . . . . . . . . . . . . . . . . . . . . . . .       198,097,006       138,414,099
     Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (368,748,215)     (298,017,570)
                                                                              ------------       -----------
                                                                               194,190,606       205,238,344
                                                                              ------------       -----------
          Total partners' capital accounts . . . . . . . . . . . . . . .       209,107,325       209,770,526
                                                                              ------------       -----------
          Total liabilities and partners' capital accounts . . . . . . .      $310,502,805       316,367,480
                                                                              ============       ===========








              The accompanying notes are an integral part of these consolidated financial statements.

                                             ARVIDA/JMB PARTNERS, L.P.
                                              (A LIMITED PARTNERSHIP)

                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                               FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                1999             1998              1997
                                                            ------------     ------------      ------------
Revenues:
  Housing. . . . . . . . . . . . . . . . . . . . . . .      $307,000,615      231,511,130       202,735,713
  Homesites. . . . . . . . . . . . . . . . . . . . . .        10,520,143       13,654,463        25,952,527
  Land and property. . . . . . . . . . . . . . . . . .        22,050,649       56,943,569        70,824,676
  Operating properties . . . . . . . . . . . . . . . .        16,641,088       19,865,338        30,219,498
  Brokerage and other operations . . . . . . . . . . .        17,437,762       29,151,175        26,171,642
                                                            ------------     ------------      ------------

          Total revenues . . . . . . . . . . . . . . .       373,650,257      351,125,675       355,904,056
                                                            ------------     ------------      ------------

Cost of revenues:
  Housing. . . . . . . . . . . . . . . . . . . . . . .       240,728,879      186,604,676       170,961,122
  Homesites. . . . . . . . . . . . . . . . . . . . . .         6,803,661        9,091,986        16,578,471
  Land and property. . . . . . . . . . . . . . . . . .        11,523,280       23,927,979        44,074,899
  Operating properties . . . . . . . . . . . . . . . .        16,141,031       18,596,429        26,392,730
  Brokerage and other operations . . . . . . . . . . .        15,638,155       24,942,325        23,815,043
                                                            ------------     ------------      ------------

          Total cost of revenues . . . . . . . . . . .       290,835,006      263,163,395       281,822,265
                                                            ------------     ------------      ------------





                                             ARVIDA/JMB PARTNERS, L.P.
                                              (A LIMITED PARTNERSHIP)

                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

                                                                1999             1998              1997
                                                            ------------     ------------      ------------

Gross operating profit . . . . . . . . . . . . . . . .        82,815,251       87,962,280        74,081,791

Selling, general and administrative expenses . . . . .       (19,151,954)     (23,524,953)      (22,435,609)
Inventory impairment (note 14) . . . . . . . . . . . .        (1,000,000)           --           (4,500,000)
Legal Settlement . . . . . . . . . . . . . . . . . . .         9,000,000            --                --
                                                            ------------     ------------      ------------

          Net operating income . . . . . . . . . . . .        71,663,297       64,437,327        47,146,182

Interest income. . . . . . . . . . . . . . . . . . . .         2,712,017        3,583,937         2,186,358
Equity in earnings of unconsolidated ventures
  (notes 1 and 6). . . . . . . . . . . . . . . . . . .         1,083,804          335,893           211,217
Interest and real estate taxes, net of amounts
  capitalized (note 1) . . . . . . . . . . . . . . . .        (1,460,676)      (2,494,912)       (2,985,449)
                                                            ------------     ------------      ------------

          Net income . . . . . . . . . . . . . . . . .      $ 73,998,442       65,862,245        46,558,308
                                                            ============     ============      ============
          Net income per Interest. . . . . . . . . . .      $     147.73           148.02            105.30
                                                            ============     ============      ============
          Cash distribution per Interest . . . . . . .      $     175.08           125.06            235.04
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

                                               ARVIDA/JMB PARTNERS, L.P.
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS
                                 FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

             GENERAL PARTNER AND ASSOCIATE LIMITED PARTNERS             HOLDERS OF INTERESTS (404,000 INTERESTS)
          ---------------------------------------------------   -------------------------------------------------------
          CONTRIBU-       NET                                                      NET
           TIONS        INCOME     DISTRIBUTIONS     TOTAL     CONTRIBUTIONS     INCOME     DISTRIBUTIONS      TOTAL
          ---------    ---------   -------------  -----------  -------------   -----------  ------------- -------------
Balance
 Decem-
 ber 31,
 1996. . . .$20,000  35,750,061     (34,492,285)   1,277,776    364,841,815    36,071,642   (152,539,408)  248,374,049

1997 act-
 ivity
 (note 13) .   --     4,015,966      (4,015,966)       --             --       42,542,342    (94,955,457)  (52,413,115)
            -------  ----------     -----------  -----------    -----------   -----------   ------------   -----------
Balance
 Decem-
 ber 31,
 1997. . . . 20,000  39,766,027     (38,508,251)   1,277,776    364,841,815    78,613,984   (247,494,865)  195,960,934

1998 act-
 ivity
 (note 13) .  --      6,062,130      (2,807,724)   3,254,406          --       59,800,115    (50,522,705)    9,277,410
            -------  ----------     -----------  -----------    -----------   -----------   ------------   -----------
Balance
 Decem-
 ber 31,
 1998. . . . 20,000  45,828,157     (41,315,975)   4,532,182    364,841,815   138,414,099   (298,017,570)  205,238,344

1999 act-
 ivity
 (note 13) .  --     14,315,535      (3,930,998)  10,384,537          --       59,682,907    (70,730,645)  (11,047,738)
            -------  ----------     -----------  -----------    -----------   -----------   ------------   -----------
Balance
 Decem-
 ber 31,
 1999. . . .$20,000  60,143,692     (45,246,973)  14,916,719    364,841,815   198,097,006   (368,748,215)  194,190,606
            =======  ==========     ===========  ===========    ===========   ===========   ============   ===========

                The accompanying notes are an integral part of these consolidated financial statements.

                                             ARVIDA/JMB PARTNERS, L.P.
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                               FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                1999             1998              1997
                                                            ------------     ------------      ------------
Operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . .      $ 73,998,442       65,862,245        46,558,308
  Charges (credits) to net income not
   requiring (providing) cash:
    Depreciation and amortization. . . . . . . . . . .         3,390,613        3,709,561         4,315,485
    Equity in earnings of unconsolidated ventures. . .        (1,083,804)        (335,893)         (211,217)
    Provision for doubtful accounts. . . . . . . . . .            21,109           32,536           201,869
    Gain on sale of joint venture interest . . . . . .        (3,161,725)        (450,546)            --
    Gain on sale of operating properties and
      of property and equipment. . . . . . . . . . . .        (5,991,038)     (22,298,796)      (25,536,155)
    Inventory impairment (note 14) . . . . . . . . . .         1,000,000            --            4,500,000
  Changes in:
    Restricted cash. . . . . . . . . . . . . . . . . .          (462,899)        (893,155)         (610,494)
    Trade and other accounts receivable. . . . . . . .       (13,437,804)         425,322        (9,796,363)
    Real estate inventories:
      Additions to real estate inventories . . . . . .      (233,948,741)    (196,086,427)     (203,502,849)
      Cost of revenues . . . . . . . . . . . . . . . .       239,424,771      207,240,063       216,801,511
      Capitalized interest . . . . . . . . . . . . . .        (3,663,552)      (6,020,204)       (4,416,322)
      Capitalized real estate taxes. . . . . . . . . .        (1,901,589)      (2,632,163)       (2,167,759)
    Equity memberships . . . . . . . . . . . . . . . .           488,390        2,005,223         1,277,147
    Amounts due from affiliates, net . . . . . . . . .           788,527         (773,556)          338,598
    Prepaid expenses and other assets. . . . . . . . .           341,696           23,412        (2,010,249)
    Accounts payable, accrued expenses and
      other liabilities. . . . . . . . . . . . . . . .         8,612,560        3,313,431        (7,158,716)
    Deposits . . . . . . . . . . . . . . . . . . . . .         2,049,060        5,725,292         4,642,950
                                                            ------------     ------------      ------------
          Net cash provided by operating activities. .        66,464,016       58,846,345        23,225,744
                                                            ------------     ------------      ------------





                                             ARVIDA/JMB PARTNERS, L.P.
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                1999             1998              1997
                                                            ------------     ------------      ------------
Investing activities:
  Acquisitions of property and equipment . . . . . . .        (1,525,360)      (3,049,364)       (3,127,344)
  Proceeds from sales and disposals of
    property and equipment . . . . . . . . . . . . . .        10,445,656       30,330,922        62,937,522
  Joint venture distributions (contributions),
    net. . . . . . . . . . . . . . . . . . . . . . . .         1,216,560          167,931           418,730
  Proceeds from the sale of
    joint venture interest . . . . . . . . . . . . . .         3,700,000        1,521,162             --
                                                            ------------     ------------      ------------

          Net cash provided by
            investing activities . . . . . . . . . . .        13,836,856       28,970,651        60,228,908
                                                            ------------     ------------      ------------
Financing activities:
  Proceeds from notes and long-term borrowings . . . .         2,327,684        8,834,318        89,216,128
  Payments of notes and long-term borrowings . . . . .       (18,105,287)     (40,628,521)      (47,923,899)
  Distributions to General Partner and
    Associate Limited Partners . . . . . . . . . . . .        (3,930,998)      (2,807,724)       (4,015,966)
  Distributions to Holders of Interests. . . . . . . .       (70,730,645)     (50,522,705)      (94,955,457)
                                                            ------------     ------------      ------------
          Net cash used in financing
            activities . . . . . . . . . . . . . . . .       (90,439,246)     (85,124,632)      (57,679,194)
                                                            ------------     ------------      ------------
          Increase (decrease) in cash and
            cash equivalents . . . . . . . . . . . . .       (10,138,374)       2,692,364        25,775,458
          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . .        82,103,559       79,411,195        53,635,737
                                                            ------------     ------------      ------------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . . . . .      $ 71,965,185       82,103,559        79,411,195
                                                            ============     ============      ============
Supplemental disclosure of cash
 flow information:
  Cash paid for mortgage and other
    interest, net of amounts capitalized . . . . . . .      $      --               --              892,939
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

     Within the Communities, the Partnership constructs, or causes to be constructed, a variety of products, including single-family homes, town-houses and condominiums to be developed for sale, as well as related commercial and recreational facilities. The Communities are located primarily throughout the State of Florida, with Communities also located near Atlanta, Georgia; and Highlands, North Carolina. Additional undeveloped properties owned by the Partnership in or near its Communities are expected to be developed as retail and/or office properties. The Part-nership also owns or manages certain club and recreational facilities within certain of its Communities. In addition, the Partnership sells individual residential lots and parcels of partially developed and undeveloped land. The third-party builders and developers to whom the Partnership sells homesites and land parcels are generally smaller local builders who require project specific financing for their developments and whose operations are more susceptible to fluctuations in the availability and terms of financing.

     Pursuant to Section 5.5 J of the Partnership Agreement, on October 23, 1997, the Board of Directors of the General Partner met and approved a resolution selecting the option set forth in Section 5.5 J (i)(c) of the Partnership Agreement for the Partnership to commence an orderly liquidation of its remaining assets that is to be completed by October 2002.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Partnership and its consolidated ventures. All material intercompany balances and transactions have been eliminated in consolidation. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to those investments where the Partnership's ownership interest is 50% or less.

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

     Real Estate Inventories and Cost of Real Estate Revenues

     Real estate inventories are carried at cost, including capitalized interest and property taxes. The total cost of land, land development and common costs are apportioned among the projects on the relative sales value method. Costs pertaining to the Partnership's housing, homesite, and land and property revenues reflect the cost of the acquired assets as well as development costs, construction costs, capitalized interest, capitalized real estate taxes and capitalized overhead. Certain marketing costs relating to housing projects, including exhibits and displays, and certain planning and other pre-development activities, excluding normal period expenses, are capitalized and charged to housing cost of revenues as related units are closed. Provisions for value impairment are recorded whenever the estimated future undiscounted cash flows from operations and projected net sales proceeds are less than the net carrying value, as discussed in note 14. A warranty reserve is provided as residential units are closed. This reserve is reduced by the cost of subsequent work performed.

     Capitalized Interest and Real Estate Taxes

     Interest and real estate taxes are capitalized to qualifying assets, principally real estate inventories. Such capitalized interest and real estate taxes are charged to cost of revenues as sales of real estate inventories are recognized. Interest, including the amortization of loan fees, of $3,663,552, $6,020,204 and $4,909,453 was incurred for the years ended December 31, 1999, 1998 and 1997, respectively, of which $3,663,552, $6,020,204 and $4,416,322 was capitalized for the years ended December 31, 1999, 1998 and 1997, respectively. The decrease in interest incurred for the year ended December 31, 1999 as compared to 1998 is due to prepayments on the term loan during the fourth quarter of 1998 and 1999. Interest payments, including amounts capitalized, of $3,162,866, $5,589,418 and $5,309,261 were made for the years ended December 31, 1999, 1998 and 1997, respectively.

     Real estate taxes of $3,362,265, $5,127,075 and $4,660,077 were incurred for the years ended December 31, 1999, 1998 and 1997, respectively, of which $1,901,589, $2,632,163 and $2,167,759 were capitalized for the years ended December 31, 1999, 1998 and 1997, respectively. The decrease in real estate taxes incurred during 1999 as compared to 1998 is due to the Partnership receiving a credit from the Indian Trace Community Development District (the "District") towards its 1999 tax assessment resulting from interest earned by the District on construction reserves related to the District's improvement of land owned by the Partnership. Real estate tax payments of $3,685,853, $5,691,066 and $5,043,336 were made for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, real estate tax reimbursements totaling $278,139, $543,796 and $257,685 were received from the Partnership's escrow agent during 1999, 1998 and 1997, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and operating properties, as these taxes are included in cost of revenues for operating properties.

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

     Other assets are amortized on the straight-line method, which approximates the interest method, over the useful lives of the assets, which range from one to five years. Amortization of other assets, excluding loan origination fees, of approximately $444,000, $394,000 and $702,000 was recorded for the years ended December 31, 1999, 1998 and 1997, respectively. Amortization of loan origination fees, which is included in interest expense, of approximately $366,000, $351,000 and $279,000 was recorded for the years ended December 31, 1999, 1998 and 1997, respectively.

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

     Interest Rate Swaps

     The Partnership has entered into interest rate swap agreements to manage its exposure to market risks related to changes in interest rates associated with its variable rate debt under its credit facility. The interest-rate swap agreements cover the principal balance outstanding under its term loan and are amortized annually through the scheduled maturity of the term loan. These agreements involve the exchange of amounts based on fixed interest rates for amounts based on variable interest rates over the life of the loan without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is calculated and paid monthly by the appropriate party. Such payments or receipts are recorded as adjustments to interest expense in the periods in which they are incurred.

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



                                                          1999                               1998
                                           ------------------------------     ------------------------------
                                           GAAP BASIS          TAX BASIS       GAAP BASIS         TAX BASIS
                                          ------------        -----------     ------------       -----------

Total assets . . . . . . . . . . . .      $310,502,805        467,320,587      316,031,135       435,796,825
 Partners' capital accounts:
    General Partner and
     Associate Limited Partners. . .        14,916,719         14,168,689        4,532,182         3,784,680
    Holders of Interests . . . . . .       194,190,606        275,612,610      205,238,344       300,430,376
 Net income:
    General Partner and
     Associate Limited Partners. . .        14,315,535         14,313,304        6,062,130         6,060,834
    Holders of Interests . . . . . .        59,682,907         45,914,581       59,800,115        53,861,625
 Net income per Interest . . . . . .            147.73             113.65           148.02            133.32
                                           ===========        ===========    =============     =============


     Reference is made to note 13 for further discussion of the allocation of profits and losses to the General Partner, Associate Limited Partners and Holders of Interests.

     The net income per Interest is based upon the average number of Interests outstanding during each period.

     Reclassifications

     Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 presentation.

     Income Taxes

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable state law to remit directly to the state tax authorities amounts representing withholding on applicable taxable income allocated to the General Partner, Associate Limited Partners and Holders of Interests. Such payments on behalf of the Holders of Interests are deemed distributions to them. The cash distributions per Interest made during the years ended December 31, 1999, 1998 and 1997 include $.08, $.06 and $.04, respectively, which represent each Holder of Interests' share of a North Carolina non-resident withholding tax paid directly to the state tax authorities on behalf of the Holders of Interests for the 1998, 1997 and 1996 tax years, respectively.


(2)  INVESTMENT PROPERTIES

     The Partnership's Communities still under development are in various stages, with estimated remaining build-outs ranging from one to four years.

Notwithstanding the estimated duration of the remaining build-outs, the Partnership currently expects to complete an orderly liquidation of its remaining assets by October 2002. The Weston Community, located in Broward County, Florida is the Partnership's largest Community and is in its mid-stage of development. Also in their mid-stage of development are the Water's Edge Community in Atlanta, Georgia and the Cullasaja Club, near Highlands, North Carolina. The Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay was completed in 1999, and all units were sold and closed by January 2000. The Jacksonville Golf & Country Club and the River Hills Country Club Communities in Florida are in their late stages of development. Only builder units and equity memberships remain to be sold at Jacksonville Golf & Country Club at December 31, 1999. All of the remaining units in the Partnership's Sawgrass Country Club, the Players Club at Sawgrass and Dockside Communities were sold and closed as of December 31, 1996. In addition, the Broken Sound Community, located in Boca Raton, Florida, had its final closings in 1995. However, the Partnership still has equity memberships to sell in the Broken Sound Club.

     Reference is made to note 15 for a discussion regarding the sales of the Partnership's assets in the Cullasaja Club and Water's Edge
Communities.


(3)  CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     Cash and cash equivalents may consist of U.S. Government obligations with original maturities of three months or less, money market demand accounts and repurchase agreements, the cost of which approximated market value. At December 31, 1999, 1998 and 1997, no funds were invested in treasury bills. Included in Restricted cash are amounts restricted under various escrow agreements as well as cash which collateralizes letters of credit as discussed in note 7. Credit risk associated with cash, cash equivalents and restricted cash is considered low due to the high quality of the financial institutions in which these assets are held.

(4)  REAL ESTATE INVENTORIES

     Real estate inventories at December 31, 1999 and 1998 are summarized as follows:

                                              1999               1998
                                          ------------       -----------
Land held for future development
  or sale. . . . . . . . . . . . . .      $  2,358,853         2,292,958
Community development inventory:
  Work in progress and
    land improvements. . . . . . . .       145,953,986       144,150,322
  Completed inventory. . . . . . . .        11,698,876        14,479,324
                                          ------------       -----------
     Real estate inventories . . . .      $160,011,715       160,922,604
                                          ============       ===========

     Reference is made to note 14 for a discussion regarding the impairment of long-lived assets.


(5)  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1999 and 1998 are summarized as follows:
                                                 1999           1998
                                             -----------     ----------

  Land . . . . . . . . . . . . . . . . .     $ 1,162,331      1,422,465
  Land improvements. . . . . . . . . . .      21,279,599     23,164,038
  Buildings. . . . . . . . . . . . . . .      18,787,366     22,501,357
  Equipment and furniture. . . . . . . .      12,262,289     13,472,140
  Construction in progress . . . . . . .         831,379        698,466
                                             -----------   ------------

       Total . . . . . . . . . . . . . .      54,322,964     61,258,466
       Accumulated depreciation. . . . .     (26,016,753)   (27,442,263)
                                             -----------   ------------
       Property and equipment, net . . .     $28,306,211     33,816,203
                                             ===========   ============

    Depreciation expense of approximately $2,581,000, $2,965,000 and $3,335,000 was incurred for the years ended December 31, 1999, 1998 and 1997, respectively.

(6)  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES, NET

     The Partnership has or had investments in real estate joint ventures with ownership interests ranging from approximately 33% to 50%. The Partnership's joint venture interests accounted for under the equity method in the accompanying consolidated financial statements are as follows:

                                                          LOCATION OF
NAME OF VENTURE                   % OF OWNERSHIP          PROPERTY
---------------                   --------------          ------------

A&D Title, L.P.                         50                Florida

Arvida Corporate Park
  Associates Joint Venture              50                Florida

Arvida Pompano Associates
  Joint Venture                         50                Florida

H.A.E. Joint Venture                  33-1/3              Florida

Mizner Court Associates
  Joint Venture                         50                Florida

Mizner Tower Associates
  Joint Venture                         50                Florida

Ocala 202 Joint Venture                 50                Florida

Tampa 301 Associates
  Joint Venture                         50                Florida

Windmill Lake Estates
  Associates
  Joint Venture                         50                Florida

Arvida/RBG I Joint Venture              40                Florida

Arvida/RBG II Joint Venture             40                Florida

     The following is combined unaudited summary financial information of joint ventures accounted for under the equity method.


                                                      ASSETS
                                                      ------

                                                                                   DECEMBER 31,      DECEMBER 31,
                                                                                       1999              1998
                                                                                   ------------      ------------
Real estate inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 1,176,350          4,495,534
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           820,590          2,447,106
                                                                                   -----------        -----------

          Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 1,996,940          6,942,640
                                                                                   ===========        ===========


                                         LIABILITIES AND PARTNERS' CAPITAL
                                         ---------------------------------

Accounts payable, deposits and other liabilities . . . . . . . . . . . . . .       $   147,760            790,424
Notes and mortgages payable. . . . . . . . . . . . . . . . . . . . . . . . .             --             3,369,028
                                                                                   -----------        -----------

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . .           147,760          4,159,452

Venture partners' capital. . . . . . . . . . . . . . . . . . . . . . . . . .           924,590          1,391,594
Partnership's capital. . . . . . . . . . . . . . . . . . . . . . . . . . . .           924,590          1,391,594
                                                                                   -----------        -----------

          Total liabilities and partners' capital. . . . . . . . . . . . . .       $ 1,996,940          6,942,640
                                                                                   ===========        ===========






                                          COMBINED RESULTS OF OPERATIONS
                                          ------------------------------


                                                                 DECEMBER 31,     DECEMBER 31,       DECEMBER 31,
                                                                     1999             1998               1997
                                                                 ------------     ------------      -------------
Revenues . . . . . . . . . . . . . . . . . . . . . . . . .       $ 8,082,612         1,501,217          3,939,124
                                                                 ===========      ============       ============
Net income . . . . . . . . . . . . . . . . . . . . . . . .       $ 1,176,245           601,117            493,870
                                                                 ===========      ============       ============
Partnership's proportionate share of
  net income . . . . . . . . . . . . . . . . . . . . . . .       $   588,123           300,559            269,048
                                                                 ===========      ============       ============
Partnership's equity in earnings
  of unconsolidated ventures . . . . . . . . . . . . . . .       $ 1,083,804           335,893            211,217
                                                                 ===========      ============       ============

     The following is a reconciliation of the Partnership's Capital accounts within the joint ventures to its investments in and advances to joint ventures as reflected on the accompanying consolidated balance sheets:

                                                                DECEMBER 31,      DECEMBER 31,
                                                                    1999              1998
                                                                ------------      ------------

Partnership's Capital, equity method . . . . . . . . . . .       $   924,590         1,391,594
Basis difference . . . . . . . . . . . . . . . . . . . . .          (474,176)         (184,658)
                                                                 -----------      ------------

Investments in joint ventures. . . . . . . . . . . . . . .           450,414         1,206,936
Advances to joint ventures, net. . . . . . . . . . . . . .            10,391            10,391
                                                                 -----------      ------------
     Investments in and advances to
       joint ventures, net . . . . . . . . . . . . . . . .       $   460,805         1,217,327
                                                                 ===========      ============




     The Partnership's share of net income is based upon its ownership interest in investments in joint ventures which are accounted for in accordance with the equity method of accounting. Equity in earnings of unconsolidated ventures represents the Partnership's share of each venture's net income, and may reflect a component of purchase price adjustments included in the Partnership's basis. Such adjustments are generally amortized to income in relation to the cost of revenue of the underlying real estate assets. These factors contribute to the differential in the Partnership's proportionate share of the net income or loss of the joint ventures and its Equity in earnings of unconsolidated ventures as well as to the basis differential between the Partnership's investments in joint ventures and its equity in underlying net assets, as shown above.

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

     During the first quarter of 1999, the Partnership received an approximate $0.6 million distribution from the Tampa 301 Associates Joint Venture. The amount distributed was in excess of the Partnership's carrying value of its investment in this joint venture. The recognition of income related to this excess distribution is the primary cause of the increase in equity in earnings of unconsolidated ventures for 1999 as compared to 1998.

     In March 1999, the Pompano Park Joint Venture closed on the sale of its commercial/industrial property on an "as is" basis to an unaffiliated third party for a sales price of $2.9 million. The net closing proceeds totalling approximately $2.7 million were disbursed to the joint venture's lender in full satisfaction of the remaining balance outstanding on the mortgage loan encumbering the property. As a result of the property's sale, the joint venture and the Partnership have no further obligation to the purchaser to fund costs related to the environmental clean-up of this property. With respect to the environmental issues, the clean-up, which began in July 1994, is in a "monitoring only" phase pursuant to an informal arrangement with state environmental officials. There are no assurances that further clean-up will not be required. If further action is required and the previous owner is unable to fulfill all its obligations as they relate to this environmental matter, the joint venture and ultimately the Partnership may be obligated to the State of Florida for such costs.
Should this occur, the Partnership does not anticipate the cost of this clean-up to be material to its operations.

     In January 1998, the Partnership sold its interest in the H.A.E. Joint Venture to one of its venture partners for a sale price of approximately $1.7 million. This sale is reflected in Land and property revenues and cost of revenues on the accompanying consolidated statements of operations for 1998.

     During July 1997, the Partnership entered into a joint venture agreement with an unaffiliated third party to form A&D Title, L.P. The joint venture was formed to act as an agent in connection with the issuance of title insurance, primarily related to closings in the Partnership's Weston community. The Partnership obtained a 50% ownership interest in the joint venture, and is accounting for its investment in accordance with the equity method of accounting. Recognition of the Partnership's share of this joint venture's profits have contributed to the increase in Equity in earnings of unconsolidated ventures on the accompanying consolidated statements of operations for 1999 and 1998 as compared to 1997.

     During August 1997, the remaining properties owned by the Tampa 301 Associates Joint Venture and substantially all of the remaining property owned by the Ocala 202 Joint Venture were sold. The net profit generated by the sales of these properties resulted in approximately $91,000 of earnings for the Partnership, which is included in Equity in earnings of unconsolidated ventures on the accompanying consolidated statements of operations for 1997.


(7)  NOTES AND MORTGAGES PAYABLE

     Notes and mortgages payable at December 31, 1999 and 1998 are summarized as follows:

                                                  1999           1998
                                              -----------    -----------
Term loan credit facility of
 $75,000,000 bearing interest
 at approximately 8.0% at
 December 31, 1999(A). . . . . . . . . .      $27,500,000     41,666,667

Revolving line of credit of
 $20,000,000 (A) . . . . . . . . . . . .            --            --

Other notes and mortgages
  payable (B). . . . . . . . . . . . . .        3,064,201      4,675,137
                                              -----------    -----------

          Total. . . . . . . . . . . . .      $30,564,201     46,341,804
                                              ===========    ===========

     (A) The Partnership's previous revolving line of credit, income property term loan and letter of credit agreement matured in July 1997. On July 31, 1997, the Partnership obtained a new credit facility from certain banks with Barnett Bank, N.A. ("Barnett") being the primary agent on the facility. The credit facility consists of a $75 million term loan, a $20 million revolving line of credit and a $5 million letter of credit facility and matures on July 31, 2001. The term loan has annual scheduled principal repayments of $12.5 million, as well as additional annual principal repayments based upon a specified percentage or amount of the Partnership's available cash. The maximum required principal repayments prior to maturity, including the scheduled repayments, generally will not exceed $18.75 million per annum. The remaining outstanding balance on the new facility is due upon maturity. Prior to September 1, 1998, interest on the facility was based, at the Partnership's option, on the relevant LIBOR plus 2.25% per annum or Barnett's prime rate. Loan origination fees totaling 1% of the total facility were paid by the Partnership upon the closing of the loan. Such fees have been capitalized and are being amortized to interest expense over the life of the loan. The term loan, revolving line of credit and letter of credit facility are secured by recorded mortgages on the real property of the Partnership (including certain of its consolidated ventures) and pledges of certain other assets, the carrying value of which exceeds the balance outstanding under the credit facility at December 31, 1999. The credit facility also requires that certain financial covenants such as loan-to-value, net worth and debt ratios be maintained throughout the loan term. All of the loans under this facility are cross-collateralized and cross-defaulted.

     In exchange for a rate reduction of 50 basis points on its credit facility, the Partnership made a $7.25 million prepayment on the term loan in August 1998. As a result of this transaction, interest on the credit facility is now based, at the Partnership's option, on the relevant LIBOR plus 1.75% per annum or the lender's prime rate (8.5% at December 31, 1999). The Partnership has interest rate swap agreements that are in effect with respect to the $27.5 million outstanding under the term loan at December 31, 1999. The interest rate swap agreements fix the interest rates under the term loan at 8.02% and 7.84% with respect to $16,666,667 and $10,833,333 of the term loan, respectively, and amortize in conjunction with the scheduled loan repayments. These agreements expire on July 31, 2001. In November 1998, the Partnership also prepaid $7,333,333 of the $12.5 million additional repayment scheduled for July 1999. In June 1999, the Partnership paid the remaining $4,166,667 of the $12.5 million repayment scheduled for July 1999, prepaid the additional $6,250,000 principal repayment due in February 2000, and prepaid $3,750,000 of the $12.5 million principal repayment scheduled for July 2000. At December 31, 1999, the balances outstanding on the term loan, the revolving line of credit and the letter of credit facility were approximately $27,500,000, $0 and $670,700, respectively. For the year ended December 31, 1999, the combined effective interest rate for the Partnership's credit facilities, including the amortization of loan origination fees, and the effect of the interest rate swap agreements was approximately 9.2% per annum.

     Due to the replacement of the Partnership's existing letter of credit facility by the new credit facility, the Partnership was required to post approximately $4.2 million cash as collateral with its previous lender for letters of credit which continue to be obligations of that lender. Such letters of credit are expected to be replaced by either letters of credit issued under the new facility or by bonds. Once the letters of credit are replaced, the cash collateral will be released to the Partnership. As of December 31, 1999, approximately $1.9 million of such cash collateral had been released to the Partnership due to the replacement of the letters of credit issued by the previous lender, leaving a balance outstanding under this previous letter of credit facility of approximately $2.3 million.

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

     (B) Other notes and mortgages payable represents $3.1 million of subordinated debt attributable to the Cullasaja Joint Venture.

     During 1998, the Partnership borrowed against its revolving construction line of credit to fund the construction of one of the two remaining buildings within Arvida's Grand Bay. This line of credit had a borrowing capacity up to $24 million, and was originally scheduled to mature in January 1997; however, it was subsequently renewed with a revised borrowing capacity of $21 million, and its term extended to August 1999. The line of credit bore interest at the lender's prime rate (7.75% at December 31, 1998) plus 1/2% per annum. Construction of this building was completed in October 1998, and the outstanding principal balance on this line of credit was paid in full during the fourth quarter of 1998 with proceeds from the sale of units within this building. Construction of the final building at Arvida's Grand Bay commenced in 1998 and was completed in December 1999. In February 1999, the Partnership closed on a new line of credit to fund its construction, if needed. However, construction of this building was funded with cash generated by the Partnership's operations, and the Partnership obtained a release of the mortgage in lieu of the loan.

     Following is a schedule of the maturities of notes and mortgages payable at December 31, 1999:

          2000 . . . . . . . . . . . . . . . . . .    $ 8,750,000
          2001 . . . . . . . . . . . . . . . . . .     18,750,000
          2002 . . . . . . . . . . . . . . . . . .         --
          2003 . . . . . . . . . . . . . . . . . .         --
          2004 . . . . . . . . . . . . . . . . . .         --
          Thereafter . . . . . . . . . . . . . . .      3,064,201
                                                      -----------
              Total notes and
                mortgages payable. . . . . . . . .    $30,564,201
                                                      ===========

     In January 2000, the Partnership received a commitment letter from First Union National Bank for a $20 million loan for the development and construction of The Shoppes of Town Center in Weston, a mixed use retail/office plaza consisting of approximately 148,000 net leaseable square feet. Interest on the loan will be payable monthly based on the relevant LIBOR rate plus 180 basis points per annum during the first year of the loan. Thereafter, subject to the satisfaction of certain conditions, the loan will be extended for two years and payments of principal and interest will be due on the loan based upon a 25 year loan amortization schedule. The loan will be payable in full on the third anniversary from the date of closing, which is expected to occur in the second quarter of 2000.


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

(9)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses paid by the Partnership to affiliates of the General Partner for the years ended December 31, 1999, 1998 and 1997 are as follows:
                                           1999        1998         1997
                                         --------     -------     -------
Property management fees . . . . . .     $  --          --         68,600
Insurance commissions. . . . . . . .      249,654     231,451     315,585
Reimbursement (at cost) for
 accounting services . . . . . . . .      122,841      89,872      39,003
Reimbursement (at cost) for
 portfolio management services . . .        9,278      60,922      32,304
Reimbursement (at cost) for
 treasury services . . . . . . . . .       54,043      65,897        --
Reimbursement (at cost) for
 legal services. . . . . . . . . . .       77,006      39,707     234,631
                                         --------     -------     -------
                                         $512,822     487,849     690,123
                                         ========     =======     =======

     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the year ended December 31, 1999, the amount of such costs incurred by the Partnership on behalf of these affiliates totaled approximately $807,100. Approximately $96,800 was outstanding at December 31, 1999, all of which was received as of February 11, 2000. For the years ended December 31, 1998 and 1997, the Partnership was entitled to receive reimbursements of approximately $1,855,000 and $1,532,500, respectively.

     Through December 31, 1997, Arvida Company ("Arvida"), pursuant to an agreement with the Partnership, provided development and management supervisory and advisory services and the personnel therefor to the Partnership for all of its projects and operations. Pursuant to such management agreement, the Partnership reimbursed Arvida for all of its out-of-pocket expenditures (including salary and salary-related costs), subject to certain limitations. The total of such costs for the year ended December 31, 1997 was approximately $6,189,700.

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

     For the years ended December 31, 1999 and 1998, the Partnership reimbursed St. Joe/Arvida or its affiliates approximately $4,545,000 and $4,376,000, respectively, for the services provided to the Partnership by St. Joe/Arvida personnel pursuant to the sub-management agreement discussed above. In addition, at December 31, 1999, the Partnership owed St. Joe/Arvida approximately $166,000 for general and administrative costs pursuant to the sub-management agreement including, and without limitation, salary and salary-related costs relating to work performed by employees of St. Joe/Arvida on behalf of the Partnership, all of which was paid as of February 11, 2000. The Partnership also receives reimbursement from St. Joe/Arvida for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership on behalf of St. Joe/Arvida. For the years ended December 31, 1999 and 1998, the Partnership received approximately $1,942,000 and $911,700, respectively, from St. Joe/Arvida or its affiliates. In addition, $196,400 was owed to the Partnership at December 31, 1999, all of which was received as of February 11, 2000.

     The Partnership pays for certain general and administrative costs on behalf of its clubs, homeowners associations and maintenance associations (including salary and salary-related costs and legal fees). The Partnership receives reimbursements from these entities for such costs. For the year ended December 31, 1999, the Partnership was entitled to receive approximately $1,260,700 from these entities. At December 31, 1999, approximately $44,100 was owed to the Partnership, of which approximately $23,400 was received as of February 11, 2000. For the years ended December 31, 1998 and 1997, the Partnership was entitled to reimbursements of approximately $1,321,000 and $1,563,900, respectively, from these entities.

     The Partnership, pursuant to certain agreements, provides management and other personnel and services to certain of its equity clubs and homeowners associations. Pursuant to these agreements, the Partnership is entitled to receive management fees for the services provided to these entities. For the years ended December 31, 1999, 1998 and 1997, the Partnership was entitled to receive approximately $988,200, $1,396,600 and $1,315,500. At December 31, 1999, approximately $421,700 was owed to the Partnership, none of which was received as of February 11, 2000.

     The Partnership funds working capital advances and operating deficits of its equity clubs, as well as operating deficits of its homeowners associations as required or deemed necessary. The working capital advances are non-interest bearing, short-term in nature, and are expected to be reimbursed from future cash flows of the equity clubs. The funding of operating deficits is expensed by the Partnership. The Partnership also funds, at its option, certain capital expenditures of its equity clubs. At December 31, 1999, the Partnership was entitled to receive approximately $81,200. At December 31, 1999, approximately $57,100 was owed to the Partnership, of which approximately $9,500 was received as of February 11, 2000.

     The General Partner and the Associate Limited Partners, collectively, received cash distributions in 1999 totaling $3,930,998. In connection with the settlement of certain litigation, the General Partner and the Associate Limited Partners deferred approximately $1,259,000 of their share of the August 1997 distribution which was otherwise distributable to them, and such deferred distribution amount was used by the Partnership to pay a portion of the legal fees and expenses in such litigation. The General Partner and Associate Limited Partners received such deferred amount, as well as $6,305,844 of net cash flow distributions previously deferred pursuant to the terms of the Partnership Agreement, in February 2000. Pursuant to the terms of the Partnership Agreement, the remaining deferred distributions payable to the General Partner and Associate Limited Partners totaling $6,235,656 will be paid to them out of one-half of net cash flow otherwise distributable to the Holders of Interest until all such deferred amounts have been paid.

(10)  COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under standby letters of credit and bonds for approximately $670,700 and $18,779,000, respectively, at December 31, 1999. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable under bonds for approximately $1,020,000 at December 31, 1999.

     The Partnership leases certain building space for its management offices, sales offices and other facilities, as well as certain equipment. The building and equipment leases expire over the next two to nine years. Minimum future rental commitments under non-cancelable operating leases having a remaining term in excess of one year as of December 31, 1999 are as follows:

               2000. . . . . . . . . . . . .       $1,095,395
               2001. . . . . . . . . . . . .        1,024,035
               2002. . . . . . . . . . . . .          497,625
               2003. . . . . . . . . . . . .          131,513
               2004. . . . . . . . . . . . .           33,199
               Thereafter. . . . . . . . . .            7,965
                                                   ----------
                                                   $2,789,732
                                                   ==========

     Rental expense of $1,698,529, $2,206,337 and $1,963,491 was incurred for the years ended December 31, 1999, 1998 and 1997, respectively. The decrease in rent expense for 1999 as compared to 1998 and 1997 is primarily due to the sale of the River Hills Country Club in August 1999 and the Partnership's resale brokerage operations in Weston, Sawgrass and Boca Raton in June 1999.

     On May 28, 1999, the Partnership entered into an agreement with Disney which resolved all the claims and counterclaims raised in certain litigation related to the Partnership's acquisition of assets from a subsidiary of Disney. Under the terms of the settlement agreement, Disney, among other things, paid the Partnership $9.0 million, which is reflected as Legal Settlement on the accompanying consolidated statements of operations for the year ended December 31, 1999, and released any claims relating to the claims pool. The lawsuit was dismissed on June 3, 1999, pursuant to the terms of the settlement agreement.

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

Over 80% of the Arvida-built homes in Country Walk were built prior to the Partnership's ownership of the Community. The Partnership tendered each of the above-described lawsuits to Disney for defense and indemnification in whole or in part pursuant to the Partnership's indemnification rights. Where appropriate, the Partnership also tendered these lawsuits to its various insurance carriers for defense and coverage. The Partnership is unable to determine at this time to what extent damages in these lawsuits, if any, against the Partnership, as well as the Partnership's cost of investigating and defending the lawsuits, will ultimately be recoverable by the Partnership either pursuant to its rights of indemnification by Disney or under contracts of insurance.

     One of the Partnership's insurance carriers has been funding settlements of various litigation related to Hurricane Andrew. In some, but not all, instances, the insurance carrier has provided the Partnership with written reservation of rights letters. The aggregate amount of the settlements funded through December 31, 1999 by this carrier is approximately $9.93 million. The insurance carrier that funded these settlements pursuant to certain reservations of rights has stated its position that it has done so pursuant to various non-waiver agreements.
The carrier's position was that these non-waiver agreements permitted the carrier to fund settlements without preventing the carrier from raising insurance coverage issues or waiving such coverage issues. On May 23, 1995, the insurance carrier rescinded the various non-waiver agreements currently in effect regarding the remainder of the Hurricane Andrew litigation, allegedly without waiving any future coverage defenses, conditions, limitations, or rights. For this and other reasons, the extent to which the insurance carrier may recover any of these proceeds from the Partnership is uncertain. Therefore, the accompanying consolidated financial statements do not reflect any liabilities related to this matter.

     On April 19, 1993, a subrogation claim entitled Village Homes at Country Walk Master Maintenance Association, Inc. v. Arvida Corporation et al., was filed in the 11th Judicial Circuit for Dade County. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). In this suit, as amended, plaintiffs sought to recover damages and pre- and post-judgment interest in connection with $10,873,000 American Reliance has allegedly paid, plus amounts it may have to pay in the future, to the condominium association at Country Walk in the wake of Hurricane Andrew. Disney was also named a defendant in this suit. Plaintiffs also sought a declaratory judgment seeking to hold the Partnership and other defendants responsible for amounts American Reliance might pay in the future to its insured as additional damages beyond the $10,873,000 previously paid. On or about December 20, 1999, the Partnership settled this matter for approximately $2.4 million pursuant to a settlement and release with American Reliance. The settlement was funded by a payment of approximately $1.8 million from one of the Partnership's insurance carriers and the use of approximately $606,000 in recoveries from another Hurricane Andrew related action.

     Currently, the Partnership is a defendant in one remaining insurance subrogation matter. On or about May 10, 1996, a subrogation claim entitled Juarez v. Arvida Corporation et al. was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County. Plaintiffs filed this suit for the use and benefit of American Reliance. In this suit, plaintiffs seek to recover damages, pre-and post-judgment interest, costs and any other relief the Court may deem just and proper in connection with $3,200,000 American Reliance allegedly paid on specified claims at Country Walk in the wake of Hurricane Andrew. Disney is also a defendant in this suit. The Partnership is advised that the amount of this claim that allegedly relates to units it sold is approximately $350,000. The Partnership is being defended by one of its insurance carriers. Due to the uncertainty of the outcome of this subrogation action, the accompanying consolidated financial statements do not reflect any accruals related to this matter.

     The Partnership has been named a defendant in a purported class action entitled Lakes of the Meadow Village Homes, Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight and Nine Maintenance Associates, Inc.,
v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The original complaint was filed on or about November 27, 1995 and an amended complaint, which purports to be a class action, was filed on or about February 28, 1997. In the case, plaintiffs seek damages, attorney fees and costs on behalf of the 460 building units they allegedly represent for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs allege that Walt Disney World Company is responsible for liabilities that may arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership is potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs allege breach of buildings codes and breach of implied warranties. In addition, plaintiffs seek rescission and cancellation of various general releases obtained by the Partnership in the course of the turnover of the Community to the residents. Previously, the trial court had granted the Partnership summary judgment against the plaintiffs' claims, based on the releases obtained by the Partnership. The ruling was reversed on appeal, the appellate court finding that there were issues of material fact, which precluded the entry of judgment for the Partnership, and the case was remanded to the trial court for further proceedings. On or about April 9, 1999, plaintiffs supplied a budget estimate for repairs of the alleged defects and damages based on a limited survey of nine buildings only. Based on this limited survey and assuming that the same alleged defects and damages show up with the same frequency in the entire 460 buildings, plaintiffs estimate the total repairs to cost approximately $7.0 million. Based on the allegations of the amended complaint, it would appear plaintiffs would seek to hold the Partnership responsible for approximately $1.4 million of this amount. Discovery in this litigation is in its early stages. The Partnership has not had an opportunity to examine all of the buildings nor fully assess the alleged merits of the plaintiffs' report. The Partnership is currently being defended by counsel for one of its insurance carriers. The Partnership intends to vigorously defend itself by, among other things, pursuing its defenses of release and otherwise.

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

     On or about October 16, 1995, a lawsuit was filed against the Partnership and others in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida, entitled Council of Villages, Inc. et al. v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida/JMB Partners, Ltd., Broken Sound Club, Inc., and Country Club Maintenance Association, Inc. (the "Council of Villages case"). The multi-count complaint, as amended, is brought as a class action, and individually, on behalf of various residents of the Broken Sound Community, and alleges that defendants engaged in various acts of misconduct in, among other things, the establishment, operation, management and marketing of the Broken Sound golf course and recreational facilities, as well as the alleged improper failure to turn over said facilities to the Broken Sound homeowners on a timely basis. Plaintiffs seek, through various theories, including but not limited to breach of ordinances, breach of fiduciary duty, individual counts for fraudulent inducement, and civil theft, damages in excess of $45 million, the appointment of a receiver for the Broken Sound Club, other unspecified compensatory damages, the right to seek punitive damages, treble damages, prejudgment interest, attorneys' fees and costs. The Partnership believes that the lawsuit is without merit and intends to vigorously defend itself in this matter.

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

     In April 1997, the Court issued an order certifying as a class action claims respecting the alleged violation of the Boca Raton ordinances. Both plaintiffs and defendants appealed the certification order. On appeal, the appellate court approved certification of a class action for the following counts: breach of ordinances, breach of fiduciary duty, civil theft (treble damages), breach of a constructive trust and unjust enrichment. Plaintiffs moved for an appointment of a receiver over the Club. The Partnership moved to strike the motion and the Court granted the Partnership's motion. The Partnership has filed a third-party complaint for indemnification and contribution against Disney in these consolidated actions in the event the Partnership is held liable for acts taken by a subsidiary of Disney prior to the Partnership's involvement in the Club and property.

     The parties to the Council of Villages case filed cross motions for summary judgment and other motions on various issues related to the case. On September 30, 1999, the Court granted the Partnership's motions for summary judgment as they related to: civil theft (treble damages), all of the individual counts for fraudulent inducement, and breach of the City of Boca Raton ordinance regarding open space and PUD regulations of the City. The Partnership's motion for summary judgment as to unjust enrichment has been granted and denied in part. The Court granted the plaintiffs' motion for summary judgment as to the breach of a city ordinance concerning impact fees for parks and recreation purposes. The Court also allowed the plaintiffs to amend their complaint to seek reimbursement from the Partnership for legal fees and expenses paid by the Partnership's co-defendants in this lawsuit. Currently, defendants' fees are being split among the County Club Maintenance Association, Inc., Broken Sound Club, Inc., and the Partnership. Approximately $3.5 million in legal fees and expenses for the defendants have been incurred in the lawsuit as of December 31, 1999.

     Subsequent to December 31, 1999, the Court denied Disney's motion for summary judgment regarding its obligation to indemnify, the Court finding that there are issues of material fact regarding the circumstances under which Disney must indemnify the Partnership. The Court granted the Partnership's motion for summary judgment against Disney finding that Disney is under a duty to defend the Partnership in this action. The Court has also issued an oral ruling denying plaintiffs' motion to amend the complaint to obtain punitive damages. There are a number of motions still pending before the Court. Among the other motions still pending for written orders are the following: the Partnership's motion for summary judgment regarding fiduciary duty; the Partnership's motion for summary judgment regarding defendants' attorneys' fees; the Partnership's motion directed to plaintiffs' attempt to obtain approximately $80 million in damages and plaintiffs' motion for rehearing, reconsideration or clarification with respect to the Court's rulings on the Boca Raton ordinance regarding open space, fraudulent inducement, and civil theft (treble damages). The Council of Villages case is set for trial on April 3, 2000 on all issues remaining after ruling on all pending matters.

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


(11)  TAX INCREMENT FINANCING ENTITIES

     In connection with the development of the Partnership's Weston Community, bond financing is utilized to construct certain on-site and off-site infrastructure improvements, including major roadways, lakes, other waterways and pump stations, which the Partnership would otherwise be obligated to finance and construct as a condition to obtain certain approvals for the project. This bond financing is obtained by the District, a local government district operating in accordance with Chapter 190 of the Florida Statutes. Under this program, the Partnership is not obligated directly to repay the bonds. Rather, the bonds are expected to be fully serviced by special assessment taxes levied on the property, which effectively collateralizes the obligation to pay such assessments until land parcels are sold. At such point, the liability for the assessments related to parcels sold will be borne by the purchasers through a tax assessment on their property. These special assessment taxes are designed to cover debt service on the bonds, including principal and interest payments, as well as the operating and maintenance budgets of the District.

The use of this type of bond financing is a common practice for major land developers in South Florida.

     Prior to July 1991, the District had issued variable rate bonds totaling approximately $96 million which were to mature in various years commencing in May 1991 through May 2011. During 1995, in order to reduce the exposure of variable rate debt, the District pursued new bond issuances. As a result, during March and December 1995, the District issued approximately $99 million and $13.3 million of bonds, respectively, at fixed rates ranging from 4.0% to 8.25% per annum with maturities commencing in May 1995 through May 2011. The proceeds from these bond offerings were used to refund the bonds issued prior to July 1991 described above, as well as to fund the issuance costs incurred in connection with the offerings and deposits to certain reserve accounts for future bond debt service requirements. In July 1997, the District issued another approximate $41.6 million of fixed rate bonds. These bonds bear interest ranging from 4.0% to 5.0% (payable in May and November each year until maturity or prior redemption), with maturities commencing in May 1999 through May 2027 (the "Series 1997 Bonds"). The Series 1997 Bonds were issued for the purpose of paying costs of certain improvements to the District's water management system, as well as to fund certain issuance costs incurred in connection with the offerings, deposit funds into certain reserve accounts, and pay capitalized interest on these bonds. At
December 31, 1999, the amount of bonds issued and outstanding totaled approximately $125.7 million. For the years ended December 31, 1999, 1998 and 1997, the Partnership paid special assessments related to the bonds of approximately $1.9 million, $3.6 million and $1.6 million, respectively. Reference is made to note 1 for further discussion regarding these assessments.


(12)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS #107 requires the disclosure of the fair values of all financial assets and liabilities for which it is practicable to estimate such values.

Value is defined in SFAS #107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amounts of its Cash and cash equivalents, Trade and other accounts receivable, Investments in and advances to joint ventures and Notes and mortgages payable approximates their fair values at December 31, 1999 and 1998.


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

     For the years ended December 31, 1999, 1998 and 1997, the Partnership had net income for financial reporting and Federal income tax purposes.
The amount of net income allocated, collectively, to the General and Associate Limited Partners for financial reporting and tax purposes for the year ended December 31, 1999 was approximately $14,316,000 and $14,313,000, respectively. The amount of net income allocated, collectively, to the General and Associate Limited Partners for financial reporting and tax purposes for the year ended December 31, 1998 was approximately $6,062,000 and $6,061,000, respectively. The amount of net income allocated, collectively, to the General and Associated Limited Partners for financial reporting and tax purposes for the year ended December 31, 1997 was approximately $4,016,000 and $4,015,000, respectively. These allocations are based on cash distributions to the General Partner and the Associate Limited Partners with an allocation of at least 1% of profits to the General Partner in accordance with Section 4.2A of the Partnership Agreement.

     In general, and subject to certain limitations, the distribution of Cash Flow (as defined) after the initial admission date is allocated 90% to the Holders of Interests and 10% to the General Partner and the Associate Limited Partners (collectively) until the Holders of Interests have received cumulative distributions of Cash Flow equal to a 10% per annum return (non-compounded) on their Adjusted Capital Investments (as defined) plus the return of their Capital Investments; provided, however, that 4.7369% of the 10% amount otherwise distributable to the General Partner and Associate Limited Partners (collectively) is deferred, and such amount is paid to the Holders of Interests, until the Holders of Interests have received Cash Flow distributions equal to their Capital Investments (i.e., $1,000 per Interest). Any deferred amounts owed to the General Partner and Associate Limited Partners (collectively) are distributable to them out of Cash Flow to the extent of one-half of Cash Flow otherwise distributable to the Holders of Interests at such time as the Holders of Interests have received total distributions of Cash Flow equal to their Capital Investments. Thereafter, all distributions of Cash Flow will be made 85% to the Holders of Interests and 15% to the General Partner and the Associate Limited Partners (collectively); provided, however, that the General Partner and the Associate Limited Partners (collectively) shall be entitled to receive an additional share of Cash Flow otherwise distributable to the Holders of Interests equal to the lesser of an amount equal to 2% of the cumulative gross selling prices of any interests in real property of the Partnership (subject to certain limitations) or 13% of the aggregate distributions of Cash Flow to all parties pursuant to this sentence. With the distribution made in February 2000, the Holders of Interests have received total distributions of Cash Flow in excess of their Capital Investments (i.e., $1,000 per Interest). Accordingly, the General Partner and Associated Limited Partners (collectively) are entitled to receive any remaining amount of their deferred distributions out of one-half of Cash Flow otherwise distributable to the Holders of Interests until the remaining deferred amount has been paid to the General Partner and Associate Limited Partners.

     Pursuant to the Partnership Agreement, the Partnership may continue in existence until December 31, 2087; however, the General Partner was to elect to pursue one of the following courses of action on or before October 31, 1997: (i) to cause the Interests to be listed on a national exchange or to be reported by the National Association of Securities Dealers Automated Quotation System; (ii) to purchase, or cause JMB Realty Corporation or its affiliates to purchase, all of the Interests at their then appraised fair market value (as determined by an independent nationally recognized investment banking firm or real estate advisory company); or (iii) to commence a liquidation phase in which all of the Partnership's remaining assets are sold or disposed of by the end of the fifteenth year from the termination of the offering. On October 23, 1997, the Board of Directors of the General Partner met and approved a resolution selecting the option for the Partnership to commence an orderly liquidation of its remaining assets that is to be completed by October 2002.


(14)  IMPAIRMENT OF LONG-LIVED ASSETS

     In December 1999, the Partnership recorded an inventory impairment of $1 million to the carrying value of its Water's Edge Community. This loss was recorded based upon an analysis of expected future net cash flows from the sale of the assets in Water's Edge as compared to the future estimated carrying value of the assets at disposition. As discussed in note 15, the Partnership anticipates the closing of the remaining lots, houses and sales center in Water's Edge prior to the end of 2000. As a result of this adjustment, the carrying value of Water's Edge is recorded at approximately $5.8 million at December 31, 1999.

     In December 1997, the Partnership recorded an inventory impairment of $4.5 million to the carrying value of its River Hills Community. This loss was recorded based upon an analysis of estimated discounted cash flows used to determine the fair value of the Community. This analysis estimated the sell-out of the remaining houses, homesites and land and property in this Community by the year 2001. As a result of this adjustment, River Hill's carrying value is recorded at approximately $7.0 million and $9.0 million at December 31, 1999 and 1998, respectively.


(15)  SUBSEQUENT EVENTS

     During February 2000, the Partnership made a distribution for 1999 of $48,361,056 to its Holders of Interests ($119.71 per Interest) and $13,638,944 to the General Partner and Associate Limited Partners, collectively.

     During March 2000, distributions totaling $18,864 (approximately $.05 per Interest) were deemed to be paid to the Holders of Interests, all of which was remitted to North Carolina tax authorities on their behalf for the 1999 non-resident withholding tax. Distributions totaling $6,681 were also paid or deemed to be paid to the General Partner and Associate Limited Partners, collectively, all of which was also remitted to the North Carolina tax authorities on their behalf.

     On March 6, 2000, the Partnership entered into a contract with an unaffiliated third party builder for the bulk sale of the remaining lot inventory, consisting of approximately 103 developed and undeveloped lots, and the sales center at its Water's Edge Community for a sale price of approximately $3.2 million. The contract provides for the lots to be purchased in three phases, with the final phase expected to close prior to the end of 2000. The lots which are not currently developed are to be developed by the Partnership prior to the scheduled lot closings. The closing of the first phase of 29 lots was completed in March 2000 for approximately $0.7 million. Any remaining Partnership built housing inventory in Water's Edge is expected to be completed and sold to third party individuals prior to the end of 2000. The Partnership's plan to sell the remaining assets at Water's Edge under this scenario results in more cash flow when compared with selling the assets over time, due to an overall reduction of overhead costs which would have been incurred by the Partnership.

     In March 2000, the Partnership closed on the sale of the remaining lots at its Cullasaja Club Community, as well as its remaining equity memberships in the Cullasaja Club (the "Club"), to the Cullasaja Club, Inc. and Cullasaja Realty Development, Inc., for a total sales price of approximately $3.0 million. In conjunction with this closing, control of the Club was transferred to the Club members. As a result, effective
March 15, 2000, the Partnership is no longer involved in the ownership of the Club and has no further obligation to fund the Club's operations. The Partnership will, however, continue to provide accounting and certain other management services to the Club for a period of approximately eight months, pursuant to the terms of the purchase agreement, for an agreed upon fee plus direct out of pocket expenses.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                  PART III


ITEM 10.  DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The General Partner of the Partnership is Arvida/JMB Managers, Inc., a Delaware corporation, all of the outstanding shares of stock of which are owned by AF Investors, LLC, a Delaware limited liability company, substantially all of the outstanding membership interests of which are owned indirectly by Northbrook Corporation, a Delaware corporation. Substantially all of the outstanding shares of stock of Northbrook Corporation are owned by JMB Realty Corporation, a Delaware corporation ("JMB"), and certain of its officers, directors, members of their families and their affiliates. Substantially all of the outstanding shares of stock of JMB are owned by certain of its officers, directors, members of their families and their affiliates. Arvida/JMB Managers, Inc. was substituted as general partner of the Partnership as a result of a merger on March 30, 1990 of an affiliated corporation that was the then general partner of the Partnership into Arvida/JMB Managers, Inc., which, as the surviving corporation of such merger, continues as General Partner. All references herein to "General Partner" include Arvida/JMB Managers, Inc. and its predecessor, as appropriate. The General Partner has responsibility for all aspects of the Partnership's operations. The Associate Limited Partners of the Partnership are Arvida/JMB Associates, an Illinois general partnership, of which JMB and certain of its current and former officers and directors and their affiliates are, indirectly, partners, and Arvida/JMB Limited Partnership, an Illinois limited partnership, of which Arvida/JMB Associates is the general partner. An affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated is the limited partner of Arvida/JMB Limited Partnership. Various relationships of the Partnership to the General Partner and its affiliates are described under the caption "Conflicts of Interest" at pages 21-24 of the Prospectus, which description is hereby incorporated herein by reference to Exhibit 99.1 to this report.

     The directors and executive officers of the General Partner of the Partnership are as follows:

                                                               SERVED IN
 NAME                          OFFICE                          OFFICE SINCE
 ----                          ------                          ------------

 Judd D. Malkin                Chairman                        04/08/87
                               and Director                    05/31/96
 Neil G. Bluhm                 President                       04/08/87
                               and Director                    05/31/96
 H. Rigel Barber               Vice President                  04/08/87
 Gailen J. Hull                Vice President                  04/09/87
 Gary Nickele                  Vice President                  04/08/87
 Burton E. Glazov              Director                        05/31/96
 Stuart C. Nathan              Director                        05/31/96
 A. Lee Sacks                  Director                        05/31/96
 John G. Schreiber             Director                        05/31/96
 James D. Motta                Vice President                  04/09/87

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the General Partner to be held on August 8, 2000. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the General Partner to be held on August 8, 2000. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was selected as such.

     The foregoing directors and certain of the officers are also officers and/or directors of various affiliated companies, including JMB, which is the corporate general partner of Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV") and Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II") and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII") and JMB Income Properties, Ltd.-XI ("JMB Income-XI"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB. The directors and certain of such officers are also partners, directly or indirectly, of certain partnerships (the "Associate Partnerships") which are associate general partners in the following real estate limited partnerships: Carlyle-XI, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, JMB-VII, JMB Income-XI, and Carlyle Income Plus-II. Most of the foregoing directors and officers are partners, indirectly through other partnerships, of the Associate Limited Partners of the Partnership.

     The business experience during the past five years of such directors and officers of the General Partner of the Partnership includes the following:

     Judd D. Malkin (age 62) is Chief Financial Officer, Chairman and a director of JMB and an officer and/or director of various JMB affiliates. He is also an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox, a Major League Baseball team, and CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls, a National Basketball Association team. He is a Certified Public Accountant.

     Neil G. Bluhm (age 62) is President and a director of JMB and an officer and/or director of various JMB affiliates. He is also an individual general partner of JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds, and a director of Urban Shopping Centers, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 61) is a director of JMB. He has been associated with JMB since June, 1971 and served as an Executive Vice President of JMB until December 1990. Mr. Glazov is currently retired. He is a member of the Bar of the State of Illinois.

     Stuart C. Nathan (age 58) is Executive Vice President and a director of JMB and an officer and/or director of various JMB affiliates. He has been associated with JMB since July, 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 66) is a director of JMB. He has been associated with JMB since December, 1972. He is also President and a director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 53) is a director of JMB. He has been associated with JMB since December, 1970 and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company engaged in the real estate investing. He is also a senior advisor and partner of Blackstone Real Estate Advisors L.P., an affiliate of the Blackstone Group, L.P.
Mr. Schreiber is also a director of Urban Shopping Centers, Inc., Host Marriott Corporation, The Brickman Group, Ltd., which is engaged in the landscape maintenance business, and a number of investment companies advised by T. Rowe Price, Inc. and its affiliates, and a trustee of Amli Residential Properties Trust. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 51) is Chief Executive Officer and Executive Vice President of JMB and an officer of various JMB affiliates. Mr. Barber has been associated with JMB since March, 1982. He received a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 51) is a Senior Vice President of JMB and an officer of various JMB affiliates. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

    Gary Nickele (age 47) is an Executive Vice President and General Counsel of JMB and an officer and/or director of various JMB affiliates. Mr. Nickele has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     James D. Motta (age 44) has been President and Chief Executive Officer of Arvida since April 1995, and President and Chief Executive Officer of St. Joe/Arvida Company, L.P. ("St. Joe/Arvida"), a joint venture among affiliates of The St. Joe Company and JMB for real estate development, ownership and management, since November 1997. Previously, Mr. Motta was Executive Vice President and Chief Operating Officer of Arvida (May, 1994 to March, 1995).

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires, among others, persons who beneficially own more than 10% of the Interests to file initial statements of their beneficial ownership and statements of changes in their beneficial ownership of the Interests on Form 3, Form 4 and Form 5 with the Securities and Exchange Commission ("SEC"). Such persons are also required by SEC rules to furnish the Partnership a copy of such statements filed with the SEC. Based on a statement filed on Form 5, the Partnership believes that during 1999 Swamp Hall Properties, L.P. failed to file a statement on Form 3 (involving one transaction) to report a disposition of its indirect beneficial ownership of 106,200.4399 Interests held directly by St. Joe Capital II, Inc. in connection with a liquidation of Swamp Hall Properties, L.P.


ITEM 11.  EXECUTIVE COMPENSATION

     The officers and directors of the General Partner receive no direct remuneration in such capacities from the Partnership. The General Partner and the Associate Limited Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses as described under the caption "Cash Distributions and Allocations of Profit and Losses" at pages 61 to 64 of the Prospectus and at pages A-9 to A-16 of the Partnership Agreement, which descriptions are incorporated herein by reference to Exhibit 99.1, to this report. Reference is also made to Notes 1 and 13 for a description of such distributions and allocations. The General Partner and the Associate Limited Partners, collectively, received cash distributions in 1999 totaling $3,930,998 and in February 2000 totaling $13,638,944. In connection with the settlement of certain litigation, the General Partner and the Associate Limited Partners deferred approximately $1,259,000 of their share of the August 1997 distribution, which was otherwise distributable to them, and such deferred distribution amount was used by the Partnership to pay a portion of the legal fees and expenses in such litigation. The General Partner and Associate Limited Partners, as part of the distribution made to them in February 2000, received such deferred amount. In addition, as part of the distribution made to them in February 2000, the General Partner and Associate Limited Partners received $6,305,844 of the total $12,541,500 which had been deferred through December 31, 1999, pursuant to the terms of the Partnership Agreement. Pursuant to the terms of the Partnership Agreement, the remaining deferred distributions payable to the General Partner and Associate Limited Partners totaling $6,235,656 will be paid to them out of one-half of net cash flow otherwise distributable to the Holders of Interests until all such deferred amounts have been paid. Pursuant to the Partnership Agreement, the General Partner and Associate Limited Partners were allocated profits for tax purposes for 1999 of approximately $14,316,000. Reference is made to
Note 13 for further discussion of this allocation.

     The Partnership is permitted to engage in various transactions involving the General Partner and its affiliates, as described under the captions "Management of the Partnership" at pages 56 to 59, "Conflicts of Interest" at pages 21-24 of the Prospectus and "Rights, Powers and Duties of the General Partner" at pages A-16 to A-28 of the Partnership Agreement, which descriptions are hereby incorporated herein by reference to Exhibit
99.1 to this report. Such transactions may involve conflicts of interest for the General Partner or its affiliates. The relationships of the General Partner (and its directors and executive officers) and its affiliates to the Partnership are set forth above in Item 10.

     At December 31, 1999, the Partnership was owed approximately $30,400 from Arvida for services performed by employees of the Partnership on behalf of Arvida, all of which was received by the Partnership as of February 11, 2000.

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

The total of such costs for the year ended December 31, 1999, was approximately $4,545,000. In addition, approximately $166,000 was outstanding at December 31, 1999 pursuant to the sub-management agreement, all of which was paid as of February 11, 2000. The Partnership also receives reimbursement from St. Joe/Arvida for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership on behalf of St. Joe/Arvida. For the year ended December 31, 1999, the Partnership received approximately $1,942,000 from St. Joe/Arvida or its affiliates. In addition, $196,400 was owed to the Partnership at December 31, 1999, all of which was received as of February 11, 2000. The St. Joe Company owns a majority interest in St. Joe/Arvida, and affiliates of JMB own a minority interest in St. Joe/Arvida.

     JMB Insurance Agency, Inc., an affiliate of the General Partner, earned and received insurance brokerage commissions in 1999 of approximately $249,700 in connection with providing insurance coverage for certain of the properties of the Partnership, all of which was paid as of December 31, 1999. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partner of the Partnership or its affiliates are entitled to reimbursement for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and the acquisition, development, ownership, supervision, and operation of the Partnership assets. In 1999, the General Partner and its affiliates were entitled to reimbursements for legal, accounting, portfolio management and treasury services. Such costs for 1999 were approximately $263,200, all of which was paid as of December 31, 1999.

     The Partnership was also entitled to receive reimbursements from affiliates of the General Partner for certain general and administrative expenses including, and without limitation, salary and salary-related expenses relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the year ended December 31, 1999, the total of such costs was approximately $807,100. Approximately $96,800 was outstanding as of December 31, 1999, all of which was received as of February 29, 2000.

     Amounts payable to or by the General Partner or its affiliates do not bear interest.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     (a) The following have reported beneficial ownership of more than 5% of the outstanding Interests of the Partnership.

                     NAME AND ADDRESS          AMOUNT AND NATURE
                     OF BENEFICIAL             OF BENEFICIAL       PERCENT
TITLE OF CLASS       OWNER                     OWNERSHIP           OF CLASS
--------------       ----------                -----------------   --------

Limited Partnership  St. Joe Capital II, Inc.  106,200.4399        26.3%
Interests and        c/o Griffin Corporate     Interests
Assignee Interests   Services                  directly (1)
therein              300 Delaware Avenue,
                     9th floor
                     Wilmington, Delaware 19801

Limited Partnership  The St. Joe Company       106,200.4399        26.3%
Interests and        1650 Prudential Drive,    Interests
Assignee Interests   Suite 400                 indirectly (2)
therein              Jacksonville, Florida 32207

Limited Partnership  Alfred I. duPont          106,200.4399        26.3%
Interests and        Testamentary Trust        Interests
Assignee Interests                             indirectly (3)
therein

Limited Partnership  The Nemours               106,200.4399        26.3%
Interests and        Foundation                Interests
Assignee Interests                             indirectly (3)
therein

Limited Partnership  Winfred L. Thornton       106,200.4399        26.3%
Interests and                                  Interests
Assignee Interests                             indirectly (3)
therein

Limited Partnership  Jacob C. Belin            106,200.4399        26.3%
Interests and                                  Interests
Assignee Interests                             indirectly (3)
therein

Limited Partnership  William T.                106,200.4399        26.3%
Interests and        Thompson III              Interests
Assignee Interests                             indirectly (3)
therein

Limited Partnership  Hugh M. Durden            106,200.4399        26.3%
Interests and                                  Interests
Assignee Interests                             indirectly (3)
therein

Limited Partnership  John F. Porter III        106,200.4399        26.3%
Interests and                                  Interests
Assignee Interests                             indirectly (3)
therein

Limited Partnership  Herbert H. Peyton         106,200.4399        26.3%
Interests and                                  Interests
Assignee Interests                             indirectly (3)
therein


(1) Reflects beneficial ownership of Interests held directly by St. Joe Capital-II, Inc. ("St. Joe Capital") for which St. Joe Capital has shared voting and dispositive power.

(2) Reflects beneficial ownership of Interests held by St. Joe Capital for which The St. Joe Company has shared voting and dispositive power. St. Joe Capital is a wholly owned subsidiary of The St. Joe Company.

(3) Reflects indirect beneficial ownership of Interests held directly by St. Joe Capital. Messrs. Thorton, Belin, Thompson, Durden, Porter and Peyton are the trustees and directors of the Alfred I. duPont Testamentary Trust (the "Trust") and The Nemours Foundation (the "Foundation"), respectively. As a result of the Trust's direct and beneficial ownership of approximately 58% of the outstanding shares of common stock of The St. Joe Company (based on the reported number of such shares outstanding on January 31, 2000), the Trust, Foundation and Messrs. Thorton, Belin, Thompson, Durden, Porter and Peyton are or may be deemed to be indirect beneficial owners of 106,200.4399 Interests for which they each have shared voting and dispositive power. See notes (1) and (2) above. The address for each of the Trust, Foundation and Messrs. Thorton, Belin, Thompson, Durden, Porter and Peyton is 1650 Prudential Drive, Suite 300, Jacksonville, Florida 32207.

     (b) The General Partner and its executive officers and directors beneficially own the following Interests of the Partnership:

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

                   10.9 Amendment dated August 22, 1997 to Agreement for Sale and Purchase by and between Center Retail Partners, Center Hotel Limited Partnership, Center Office Partners and Arvida/JMB Partners, L.P. and Stanford Hotels Corporation.****

                   10.10 Second Amendment dated October 17, 1997 to Agreement for Sale and Purchase by and between Center Retail Partners, Center Hotel Limited Partnership, Center Office Partners and Arvida/JMB Partners, L.P. and Stanford Hotels Corporation.****

                   10.11 First Amendment dated September 29, 1997 to Agreement for Purchase and Sale by and between Country Isles Associates and Principal Mutual Life Insurance Company is hereby incorporated herein by reference to Exhibit 10.13 to the Partnership's Report for December 31, 1997 on From 10-K (File No. 0-16976) dated March 25, 1998.

                   10.12 Second Amendment dated October 2, 1997 to Agreement for Purchase and Sale by and between Country Isles Associates and Principal Mutual Life Insurance Company is hereby incorporated herein by reference to Exhibit 10.14 to the Partnership's Report for December 31, 1997 on form 10-K (File No. 0-16976) dated March 25, 1998.

                   10.13 Information Systems Sharing Agreement dated November 6, 1997 between Arvida/JMB Partners, L.P. and Arvida Company is hereby incorporated herein by reference to Exhibit 10.15 to the Partnership's Report for December 31, 1997 on Form 10-K (File No. 0-16976) dated March 25, 1998.

                   10.14 Asset Purchase Agreement by and between Gulf and Pacific Communications Limited Partnership and Schurz Communications, Inc. dated as of July 15, 1998 is incorporated by reference toExhibit 10.1 to the Partnership's Form 10-Q Report (File No. 0-16976) filed on
November 11, 1998.

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

                   **** Previously filed with the Securities and Exchange Commission as Exhibits 10.7, 10.8, 10.11 and 10.12, respectively, to the Partnership's Report on Form 10-Q (File No. 0-16976) filed on November 12, 1997 and incorporated herein by reference.

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

     No annual report or proxy material for the fiscal year 1999 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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


                          ARVIDA/JMB PARTNERS, L.P.

                          BY:     Arvida/JMB Managers, Inc.
                                  (The General Partner)



                                  GAILEN J. HULL
                          By:     Gailen J. Hull
                                  Vice President
                          Date:   March 24, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                  JUDD D. MALKIN
                          By:     Judd D. Malkin, Chairman, Chief
                                  Financial Officer and Director
                          Date:   March 24, 2000



                                  BURTON E. GLAZOV
                          By:     Burton E. Glazov, Director
                          Date:   March 24, 2000



                                  GAILEN J. HULL
                          By:     Gailen J. Hull, Vice President
                                  (Principal Accounting Officer)
                          Date:   March 24, 2000



                                  A. LEE SACKS
                          By:     A. Lee Sacks, Director
                          Date:   March 24, 2000



                                  STUART C. NATHAN
                          By:     Stuart C. Nathan, Director
                          Date:   March 24, 2000

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

  4.9.            Commitments for a Term Loan by and between
                  Arvida/JMB Partners, L.P. and Starwood/Florida
                  Funding, L.L.C. dated September 12, 1996.                        Yes

  4.10.           Commitment Letter dated March 12, 1997, from
                  Barnett Bank of Broward County N.A.                              Yes

  4.11.           Credit Agreement dated July 31, 1997
                  between Barnett Bank, N.A. and The Other
                  Lenders and Arvida/JMB Partners, L.P.                            Yes





                                                                               DOCUMENT
                                                                              INCORPORATED      SEQUENTIALLY
EXHIBIT NO.       EXHIBIT                                                     BY REFERENCE      NUMBERED PAGE
-----------       -------                                                     ------------      -------------
  4.12.           Amendment to Credit Agreement dated
                  September 1, 1998                                                Yes

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

                  Absolute Assignment of Deed to Secure Debt and
                  Other Documents.

  4.13.           Consolidated and Restated Term Loan Promissory Note
                  of the Certain Term Loan Promissory Note dated
                  July 31, 1997                                                    Yes

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

                  Letter of Credit Line Demand Note dated September 1,
                  1998 Payable to the Order of First Union National Bank.





                                                                               DOCUMENT
                                                                              INCORPORATED      SEQUENTIALLY
EXHIBIT NO.       EXHIBIT                                                     BY REFERENCE      NUMBERED PAGE
-----------       -------                                                     ------------      -------------
  4.14.           Bifurcation of Note Agreement of that Certain
                  Consolidated and Restated Term Loan Promissory Note
                  dated September 1, 1998                                          Yes

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

  4.15.           Renewal Term Loan Promissory Note dated September 1,
                  1998.                                                            Yes

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

 10.7.            Agreement for Purchase and Sale dated
                  August 22, 1997 by and between Arvida/Lakes
                  Plaza L.P. and Principal Mutual Life
                  Insurance Company with respect
                  to Weston Lakes Plaza                                            Yes

 10.8.            Agreement for Purchase and Sale dated
                  August 22, 1997 by and between Country Isles
                  Associates and Principal Mutual Life Insurance
                  Company with respect to Country Isles Plaza                      Yes






                                                                               DOCUMENT
                                                                              INCORPORATED      SEQUENTIALLY
EXHIBIT NO.       EXHIBIT                                                     BY REFERENCE      NUMBERED PAGE
-----------       -------                                                     ------------      -------------
 10.9.            Amendment dated August 22, 1997 to
                  Agreement for Sale and Purchase by and
                  between Center Retail Partners, Center Hotel
                  Limited Partnership, Center Office Partners
                  and Arvida/JMB Partners, L.P. and
                  Stanford Hotels Corporation                                      Yes

 10.10.           Second Amendment dated October 17, 1997 to
                  Agreement for Sale and Purchase by and
                  between Center Retail Partners, Center Hotel
                  Limited Partnership, Center Office Partners
                  and Arvida/JMB Partners, L.P. and Stanford
                  Hotels Corporation                                               Yes

 10.11.           First Amendment dated September 29, 1997
                  to Agreement for Purchase and Sale by and
                  between Country Isles Associates and
                  Principal Mutual Life Insurance Company                          Yes

 10.12.           Second Amendment dated October 2, 1997
                  to Agreement for Purchase and Sale by
                  and between Country Isles Associates
                  and Principal Mutual Life Insurance
                  Company                                                          Yes

 10.13.           Information Systems Sharing Agreement dated
                  November 6, 1997 between Arvida/JMB Partners,
                  L.P. and Arvida Company                                          Yes

 10.14.           Asset Purchase Agreement by and between Gulf
                  and Pacific Communications Limited Partnership
                  and Schurz Communications, Inc. dated as of
                  July 15, 1998 is incorporated by reference to
                  Exhibit 10.1 to the Partnership's Form 10-Q Report
                  (File No. 0-16976) filed on November 11, 1998.                   Yes

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
