Form 10-Q
period 2000-03-31
ARVIDA JMB PARTNERS L P
filed 2000-05-15
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.   20549



                                   FORM 10-Q



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




For the quarter ended
March 31, 2000                                     Commission file #0-16976




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

                               TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements . . . . . . . . . . . . . . . . .      3


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations . . . . . . . . . . . . . . . . . . . . . .     17




PART II     OTHER INFORMATION


Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . . .     21

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . .     23

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                           ARVIDA/JMB PARTNERS, L.P.
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                          CONSOLIDATED BALANCE SHEETS




                                    ASSETS
                                    ------

                                                MARCH 31,     DECEMBER 31,
                                                  2000           1999
                                               (Unaudited)    (See Note)
                                              -------------   -----------

Cash and cash equivalents. . . . . . . . . .   $ 11,930,624    71,965,185
Restricted cash. . . . . . . . . . . . . . .     17,695,127    13,800,070
Trade and other accounts receivable
  (net of allowance for doubtful
  accounts of $162,381 at
  March 31, 2000 and $189,983
  at December 31, 1999). . . . . . . . . . .      4,259,446    27,405,788
Real estate inventories. . . . . . . . . . .    176,987,162   160,011,715
Property and equipment, net. . . . . . . . .     27,974,583    28,306,211
Investments in and advances to
  joint ventures, net. . . . . . . . . . . .        523,932       460,805
Equity memberships . . . . . . . . . . . . .         20,000     1,687,120
Amounts due from affiliates, net . . . . . .        728,678       650,163
Prepaid expenses and other assets. . . . . .      6,983,530     6,215,748
                                               ------------  ------------

          Total assets . . . . . . . . . . .   $247,103,082   310,502,805
                                               ============  ============

                           ARVIDA/JMB PARTNERS, L.P.
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)



                  LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                  ------------------------------------------

                                                MARCH 31,     DECEMBER 31,
                                                  2000           1999
                                               (Unaudited)    (See Note)
                                              -------------   -----------

Liabilities:
  Accounts payable . . . . . . . . . . . . .   $ 21,258,852    21,692,034
  Deposits . . . . . . . . . . . . . . . . .     29,752,880    29,704,627
  Accrued expenses and other
    liabilities. . . . . . . . . . . . . . .     15,403,215    19,434,618
  Notes and mortgages payable, net . . . . .     18,750,010    30,564,201
                                               ------------  ------------

  Commitments and contingencies

          Total liabilities. . . . . . . . .     85,164,957   101,395,480
                                               ------------  ------------

Partners' capital accounts:
  General Partner and
   Associate Limited Partners:
    Capital contributions. . . . . . . . . .         20,000        20,000
    Cumulative net income. . . . . . . . . .     60,292,000    60,143,692
    Cumulative cash distributions. . . . . .    (58,885,917)  (45,246,973)
                                               ------------  ------------
                                                  1,426,083    14,916,719
                                               ------------  ------------
  Limited Partners:
    Capital contributions,
      net of offering costs. . . . . . . . .    364,841,815   364,841,815
    Cumulative net income. . . . . . . . . .    212,779,498   198,097,006
    Cumulative cash distributions. . . . . .   (417,109,271) (368,748,215)
                                               ------------  ------------
                                                160,512,042   194,190,606
                                               ------------  ------------
          Total partners' capital
            accounts . . . . . . . . . . . .    161,938,125   209,107,325
                                               ------------  ------------

          Total liabilities and
            partners' capital. . . . . . . .   $247,103,082   310,502,805
                                               ============  ============


NOTE: The consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statement at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.







                  The accompanying notes are an integral part of these consolidated financial statements.

                           ARVIDA/JMB PARTNERS, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)



                                                    2000          1999
                                                -----------    ----------
Revenues:
  Housing. . . . . . . . . . . . . . . . . .    $57,015,042    83,020,737
  Homesites. . . . . . . . . . . . . . . . .      1,325,294       684,496
  Land and property. . . . . . . . . . . . .      6,131,024     2,772,906
  Operating properties . . . . . . . . . . .      4,003,252     4,620,790
  Brokerage and other operations . . . . . .      1,097,143     6,303,640
                                                -----------   -----------

        Total revenues . . . . . . . . . . .     69,571,755    97,402,569
                                                -----------   -----------

Cost of revenues:
  Housing. . . . . . . . . . . . . . . . . .     46,705,676    66,183,155
  Homesites. . . . . . . . . . . . . . . . .        908,104       475,325
  Land and property. . . . . . . . . . . . .      4,206,974     2,243,260
  Operating properties . . . . . . . . . . .      3,853,097     4,216,447
  Brokerage and other operations . . . . . .        987,710     5,884,658
                                                -----------   -----------

        Total cost of revenues . . . . . . .     56,661,561    79,002,845
                                                -----------   -----------

Gross operating profit . . . . . . . . . . .     12,910,194    18,399,724
Selling, general and administrative
  expenses . . . . . . . . . . . . . . . . .     (5,071,030)   (3,714,687)
                                                -----------   -----------

        Net operating income . . . . . . . .      7,839,164    14,685,037

Interest income. . . . . . . . . . . . . . .      1,212,352     1,413,236
Equity in earnings of unconsolidated
  ventures . . . . . . . . . . . . . . . . .         30,804       430,527
Interest and real estate taxes,
  net of amounts capitalized . . . . . . . .       (456,564)     (680,821)
                                                -----------   -----------
        Net income before extraordinary
          item . . . . . . . . . . . . . . .      8,625,756    15,847,979

Extraordinary item:
  Gain on extinguishment of debt . . . . . .      6,205,044         --
                                                -----------   -----------
        Net income . . . . . . . . . . . . .    $14,830,800    15,847,979
                                                ===========   ===========

        Net income before extraordinary
          item per Limited Partner
          Interest . . . . . . . . . . . . .    $     21.14         38.84
                                                ===========   ===========

        Net income per Limited Partner-
          ship Interest. . . . . . . . . . .    $     36.34         38.84
                                                ===========   ===========

        Cash distributions per Limited
          Partnership Interest . . . . . .      $    119.71        145.00
                                                ===========   ===========

                  The accompanying notes are an integral part of these consolidated financial statements.

                           ARVIDA/JMB PARTNERS, L.P.
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

                                                    2000          1999
                                                -----------    ----------

Net income . . . . . . . . . . . . . . . . . .  $14,830,800    15,847,979
Charges (credits) to net income not
 requiring (providing) cash:
  Depreciation and amortization. . . . . . . .      740,570       802,505
  Equity in earnings of unconsolidated
    ventures . . . . . . . . . . . . . . . . .      (30,804)     (430,527)
  Provision for doubtful accounts. . . . . . .      (26,893)      (26,284)
  Extraordinary gain on extinguishment
    of debt. . . . . . . . . . . . . . . . . .   (6,205,044)        --
  Gain on sale of property and equipment . . .     (182,702)        --
Changes in:
  Restricted cash. . . . . . . . . . . . . . .   (3,895,057)   (1,919,681)
  Trade and other accounts receivable. . . . .   23,173,235   (25,960,751)
  Real estate inventories:
    Additions to real estate inventories . . .  (62,892,278)  (49,310,531)
    Cost of sales. . . . . . . . . . . . . . .   47,400,906    64,921,884
    Capitalized interest . . . . . . . . . . .     (633,163)     (989,937)
    Capitalized real estate taxes. . . . . . .     (850,912)     (708,638)
  Equity memberships . . . . . . . . . . . . .    1,667,120       136,426
  Amounts due from affiliates, net . . . . . .      (78,515)     (156,817)
  Prepaid expenses and other assets. . . . . .     (928,697)      784,198
  Accounts payable, accrued expenses
    and other liabilities. . . . . . . . . . .   (1,399,932)    1,542,885
  Deposits and unearned income . . . . . . . .       48,253     3,202,778
                                               ------------   -----------
          Net cash provided by
            operating activities . . . . . . .   10,736,887     7,735,489
                                               ------------   -----------
Investing activities:
  Acquisitions of property and equipment . . .     (271,324)     (776,912)
  Proceeds from sales of property
    and equipment. . . . . . . . . . . . . . .      206,000         --
  Joint venture distributions. . . . . . . . .       43,876       745,328
                                               ------------   -----------
          Net cash used in
            investing activities . . . . . . .      (21,448)      (31,584)
                                               ------------   -----------

                           ARVIDA/JMB PARTNERS, L.P.
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)



                                                    2000          1999
                                                -----------    ----------

Financing activities:
  Proceeds from notes and mortgages
    payable. . . . . . . . . . . . . . . . . .        --          796,282
  Payments of notes and mortgages payable. . .   (8,750,000)     (183,832)
  Distributions to General Partner and
    Associate Limited Partners . . . . . . . .  (13,638,944)   (3,254,407)
  Distributions to Limited Partners. . . . . .  (48,361,056)  (58,580,000)
                                               ------------   -----------
          Net cash used in
            financing activities . . . . . . .  (70,750,000)  (61,221,957)
                                               ------------   -----------

Decrease in Cash and cash equivalents. . . . .  (60,034,561)  (53,518,052)
Cash and cash equivalents,
  beginning of period. . . . . . . . . . . . .   71,965,185    82,103,559
                                               ------------   -----------
Cash and cash equivalents,
  end of period. . . . . . . . . . . . . . . . $ 11,930,624    28,585,507
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

                           ARVIDA/JMB PARTNERS, L.P.
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 2000 AND 1999
                                  (UNAUDITED)


     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1999, which are included in the Partnership's 1999 Annual Report on Form 10-K (File No. 0-16976) filed on March 31, 2000, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements, and which are required by accounting principles generally accepted in the United States for complete financial statements, have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 1999 Annual Report.

GENERAL

     In the opinion of the General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of March 31, 2000 and December 31, 1999 and for the three months ended
March 31, 2000 and 1999. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2000.

     Capitalized Interest and Real Estate Taxes

     Interest, including the amortization of loan fees, of $633,163 and $989,937 was incurred for the three months ended March 31, 2000 and 1999, respectively, all of which was capitalized. Interest payments, including amounts capitalized, of $667,187 and $984,187 were made during the three months ended March 31, 2000 and 1999, respectively. The decrease in interest incurred and paid during the three month period ended March 31, 2000 as compared to the same period in 1999 is due primarily to the overall decrease in the average amount of debt outstanding on the Partnership's term loan.

     Real estate taxes of $1,307,476 and $1,389,459 were incurred for the three months ended March 31, 2000 and 1999, respectively, of which $850,912 and $708,638 were capitalized, respectively. Real estate tax payments of $58,621 and $51,674 were made during the three months ended March 31, 2000 and 1999, respectively. In addition, real estate tax reimbursements totaling $58,375 and $8,460 were received from the Partnership's escrow agent during the three months ended March 31, 2000 and 1999, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and other operating properties as these taxes are included in cost of revenues for operating properties.

     Property and Equipment and Other Assets

     Depreciation expense of $579,655 and $641,590 was incurred for the three months ended March 31, 2000 and 1999, respectively. Amortization of other assets, excluding loan fees, of $98,415 was incurred for each of the three months ended March 31, 2000 and 1999. Amortization of loan fees, which is included in interest expense, of $62,500 was incurred for each of the three months ended March 31, 2000 and 1999.

     Partnership Distributions

     During February 2000, the Partnership made a distribution for 1999 of $48,361,056 to its Holders of Interests ($119.71 per Interest) and $13,638,944 to the General Partner and Associate Limited Partners, collectively. These distributions are the primary cause for the decrease in Cash and cash equivalents on the accompanying consolidated balance sheets at March 31, 2000 as compared to December 31, 1999.

     In addition, during April 2000, distributions totaling $18,864 (approximately $.05 per Interest), and $6,443 were deemed to be paid to the Holders of Interests and to the General Partner and Associate Limited Partners, respectively, all of which was remitted to the North Carolina tax authorities on their behalf for the 1999 non-resident withholding tax.

     Reclassifications

     Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

NOTES AND MORTGAGES PAYABLE

     At March 31, 2000, the balances outstanding on the term loan, the revolving line of credit and the letter of credit facility were approximately $18,750,000, $0 and $287,000, respectively. For the three month period ended March 31, 2000, the combined effective interest rate for the Partnership's credit facilities, including the amortization of loan origination fees and the effect of the interest rate swap agreements, was approximately 9.4% per annum.

     In January 2000, the Partnership received a commitment letter from First Union National Bank, N.A. for a $20 million loan for the development and construction of The Shoppes of Town Center in Weston, a mixed use retail/office plaza consisting of approximately 148,000 net leasable square feet. The commitment period has been extended until May 19, 2000, in order for the Partnership to satisfy certain closing conditions for the loan, including pre-leasing requirements. The loan would be made to an indirect, majority-owned subsidiary of the Partnership, and the Partnership would guarantee the obligations of the borrower, subject to a reduction in the guarantee upon the satisfaction of certain conditions. Interest on the loan would be payable monthly based on the relevant LIBOR rate plus 180 basis points per annum during the first year of the loan. Thereafter, subject to the satisfaction of certain conditions, the loan would be extended for two years and payments of principal and interest would be due on the loan based upon a 25 year loan amortization schedule. The loan would be payable in full on the third anniversary from the date of closing, which is currently expected to occur in the second quarter of 2000.

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

TRANSACTIONS WITH AFFILIATES

     The Partnership, subject to certain limitations, may engage affiliates of the General Partner for insurance brokerage and certain other administrative services to be performed in connection with the administration of the Partnership and its assets. The total of such costs for the three months ended March 31, 2000 was approximately $16,600, all of which was paid as of March 31, 2000. The total of such costs for the three months ended March 31, 1999 was approximately $31,000. In addition, the General Partner and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Partnership and the operation of the Partnership's properties. Such costs were approximately $358,100 and $115,100 for the three months ended
March 31, 2000 and 1999, respectively, all of which were paid as of March 31, 2000.

     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salaries and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the three month period ended March 31, 2000, the amount of such costs incurred by the Partnership on behalf of these affiliates totaled approximately $156,300. At March 31, 2000, approximately $45,400 was owed to the Partnership, all of which was received as of May 5, 2000. For the three month period ended March 31, 1999, the Partnership was entitled to reimbursements of approximately $228,100.

     In November 1997, The St. Joe Company completed its acquisition of a majority interest in St. Joe/Arvida Company, L.P. ("St. Joe/Arvida"), which acquired the major assets of Arvida Company ("Arvida"). The transaction did not involve the sale of any assets of the Partnership, nor the sale of the General Partner's interest in the Partnership. In connection with this transaction, Arvida entered into a sub-management agreement with St. Joe/Arvida, effective January 1, 1998, whereby St. Joe/Arvida provides (and is reimbursed for) a substantial portion of the development and management supervisory and advisory services (and personnel with respect thereto) to the Partnership that Arvida would otherwise have provided pursuant to its management agreement with the Partnership. Effective January 1, 1998, St. Joe/Arvida employs most of the same personnel previously employed by Arvida, and the services provided to the Partnership pursuant to this sub-management agreement are provided by the same personnel. St. Joe/Arvida is reimbursed for such services and personnel on the same basis as Arvida under the management agreement, and such reimbursements are made directly by the Partnership. Affiliates of JMB Realty Corporation own a minority interest in St. Joe/Arvida.

     For the three month periods ended March 31, 2000 and 1999, the Partnership reimbursed St. Joe/Arvida or its affiliates approximately $2,897,200 and $2,740,100, respectively, for the services provided to the Partnership by St. Joe/Arvida pursuant to the sub-management agreement discussed above. At March 31, 2000, the Partnership owed St. Joe/Arvida approximately $213,700 for services provided pursuant to this agreement, all of which was paid as of May 5, 2000. The Partnership also receives reimbursement from St. Joe/Arvida for certain general and administrative costs including, and without limitation, salaries and salary-related costs relating to work performed by employees of the Partnership on behalf of St. Joe/Arvida. For the three month periods ended March 31, 2000 and 1999, the Partnership received approximately $391,000 and $449,900, respectively, from St. Joe/Arvida or its affiliates. Of this amount, approximately $202,900 was owed to the Partnership at March 31, 2000, all of which was received as of May 5, 2000.

     The Partnership pays for certain general and administrative costs on behalf of its clubs, homeowner associations and maintenance associations (including salaries and salary-related costs and legal fees). The Partnership receives reimbursements from these entities for such costs. For the three month periods ended March 31, 2000 and 1999, the Partnership was entitled to receive approximately $364,500 and $453,400, respectively, from these entities. At March 31, 2000, approximately $71,000 was owed to the Partnership, none of which was received as of May 5, 2000.

     The Partnership, pursuant to certain agreements, provides management and other personnel and services to certain of its equity clubs and homeowners associations. Pursuant to these agreements, the Partnership is entitled to receive management fees for the services provided to these entities. Due to the timing of the cash flows generated from these entities' operations, such fees are typically paid in arrears. For the three months ended March 31, 2000 and 1999, the Partnership was entitled to receive approximately $198,200 and $350,500, respectively. At March 31, 2000, approximately $619,900 was unpaid (including amounts owed from the previous year), none of which was received as of May 5, 2000.

     The Partnership funds working capital advances and operating deficits of its equity clubs, as well as operating deficits of its homeowners associations as required or deemed necessary. The working capital advances are non-interest bearing, short-term in nature, and are expected to be reimbursed from future cash flows of the equity clubs. The funding of operating deficits is expensed by the Partnership. The Partnership also funds, at its option, certain capital expenditures of its equity clubs.
For the three months ended March 31, 2000, the Partnership was entitled to receive approximately $3,500. At March 31, 2000, approximately $3,300 was owed to the Partnership, none of which was received as of May 5, 2000.

     In February 2000, the General Partner and Associate Limited Partners, collectively, received cash distributions in the aggregate amount of $13,638,944. Such amount included approximately $1,259,000 previously deferred by the General Partner and Associate Limited Partners, collectively, out of their share of the August 1997 distribution in connection with the settlement of certain litigation, as well as $6,305,844 of the total $12,541,500 that had previously been deferred pursuant to the terms of the Partnership agreement. Under the terms of the Partnership Agreement, the remaining deferred distributions payable to the General Partner and Associate Limited Partners, collectively, totaling $6,235,656, will be paid to them out of one-half of net cash flow otherwise distributable to the Holders of Interests until all of such deferred amounts have been paid.

     All amounts receivable from or payable to the General Partner or its affiliates do not bear interest and are expected to be paid in future periods.

EXTRAORDINARY GAIN

     In March 2000, the Partnership closed on the sale of the remaining lots at The Cullasaja Club Community, as well as its remaining equity memberships in the Cullasaja Club to the Cullasaja Club, Inc. and Cullasaja Realty Development, Inc. for a total sales price of approximately $3.0 million. In addition, debt principal owed to unaffiliated third party lenders, as well as related accrued interest, was extinguished in conjunction with this sale, as the payment of such principal and interest was contingent upon net cash flows generated from the Cullasaja Community. Such cash flows were not achieved, and as a result, the Partnership recorded an extraordinary gain related to the extinguishment of debt of approximately $6.2 million, as reflected on the accompanying consolidated statement of operations. This transaction resulted in a gain for financial reporting purposes and a loss for tax reporting purposes, and also resulted in the decrease in Equity memberships and Accrued and other liabilities on the accompanying consolidated balance sheets at March 31, 2000 as compared to December 31, 1999.

COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under standby letters of credit and performance bonds for approximately $287,000 and $18,287,000, respectively, at March 31, 2000. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable under performance bonds for approximately $1,020,000 at March 31, 2000.

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

     Currently, the Partnership is a defendant in one remaining insurance subrogation matter. On or about May 10, 1996, a subrogation claim entitled Juarez et al. v. Arvida Corporation et al. was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). In this suit, plaintiffs seek to recover damages, pre-and post-judgment interest, costs and any other relief the Court may deem just and proper in connection with $3,200,000 American Reliance allegedly paid on specified claims at Country Walk in the wake of Hurricane Andrew. Disney is also a defendant in this suit. The Partnership is advised that the amount of this claim that allegedly relates to units it sold is approximately $350,000. The Partnership is being defended by counsel for one of its insurance carriers. Due to the uncertainty of the outcome of this subrogation action, the accompanying consolidated financial statements do not reflect any accruals related to this matter.

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

     On or about October 16, 1995, a lawsuit was filed against the Partnership and others in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida, entitled Council of Villages, Inc. et al v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida/JMB Partners, Ltd., Broken Sound Club, Inc., and Country Club Maintenance Association, Inc. (the "Council of Villages" case). The multi-count complaint, as amended, is brought as a class action, and individually, on behalf of various residents of the Broken Sound Community, and alleges that defendants engaged in various acts of misconduct in, among other things, the establishment, operation, management and marketing of the Broken Sound golf course and recreational facilities, as well as the alleged improper failure to turn over such facilities to the Broken Sound homeowners on a timely basis. Plaintiffs seek, through various theories, including but not limited to breach of ordinances, breach of fiduciary duty (constructive trust), individual counts for fraudulent inducement and civil theft, damages in excess of $45 million, the appointment of a receiver for the Broken Sound Club, other unspecified compensatory damages, the right to seek punitive damages, treble damages, prejudgment interest, attorneys' fees and costs. The Partnership believes that the lawsuit is without merit and intends to vigorously defend itself in this matter.

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

     In April 1997, the Court issued an order certifying as a class action claims respecting the alleged violation of the Boca Raton ordinances. Both plaintiffs and defendants appealed the certification order. On appeal, the appellate court approved certification of a class action for the following counts: breach of ordinances, breach of fiduciary duty, civil theft (treble damages) and unjust enrichment. The Partnership sought further review of the certification ruling, but relief was denied by the Florida Supreme Court on May 6, 1999. Plaintiffs moved for an appointment of a receiver over the Club. The Partnership moved to strike the motion and the Court granted the Partnership's motion. The Partnership has filed a third-party complaint for indemnification and contribution against Disney in these consolidated actions in the event the Partnership is held liable for acts taken by a subsidiary of Disney prior to the Partnership's involvement in the Club and property.

     The parties to the Council of Villages case filed cross motions for summary judgment and other motions on various matters related to the case. The Court has granted the Partnership's motions for summary judgment as they relate to: civil theft (treble damages), all of the individual counts for fraudulent inducement, and breach of the City of Boca Raton ordinance regarding open space and PUD regulations of the City. The Court has granted the plaintiffs' motion for summary judgment as to the breach of a city ordinance concerning impact fees for parks and recreation purposes. The Court has also allowed the plaintiffs to amend their Complaint to seek reimbursement from the Partnership for legal fees and expenses paid by the Partnership's co-defendants in this lawsuit. Currently, defendants' fees are being split among the Country Club Maintenance Association, Inc., Broken Sound Club, Inc., and the Partnership. Approximately $4,000,000 in legal fees and expenses have been incurred in the lawsuit as of March 31, 2000.

     The Court has issued further orders in the case. The Court has denied Disney's motion for summary judgment regarding its obligation to indemnify, the Court finding that there are issues of material fact regarding the circumstances under which Disney must indemnify the Partnership. The Court has reconsidered its earlier ruling that Disney has a duty to defend the Partnership in this action and has now determined that there are issues of fact regarding Disney's duty to defend the Partnership that cannot be determined before trial. The Court has denied plaintiffs' motion to amend the complaint to obtain punitive damages and plaintiffs' motion for rehearing, reconsideration or clarification with respect to the Court's rulings on the Boca Raton ordinance regarding open space, fraudulent inducement, and civil theft (treble damages). The Partnership's motion for summary judgment as to the breach of fiduciary duty has been granted. Finally, the Partnership's motion for summary judgment as to unjust enrichment has been denied. Among the matters currently scheduled for trial are the following: damages for breach of the land dedication ordinance; the damages, if any, recoverable for alleged unjust enrichment, including without limitation the alleged damages for return of the fees charged for club membership offset by the value of the club, excessive management fees, and damages from the planting of ficus trees; the Partnership's exposure, if any, for the return of a portion of the attorneys' fees as described above; and the issues arising from the Partnership's third party complaint against Disney. While the matter is still on the Court's final docket, no new trial date has been set. The Partnership is involved in mediation for the possible settlement of this action. The Partnership can give no assurances that the mater will be resolved. If the matter is not settled, the Partnership will vigorously defend itself.

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

GENERAL PARTNER

     The General Partner of the Partnership is Arvida/JMB Managers, Inc., a Delaware corporation. All of its outstanding shares of stock are owned by AF Investors, LLC, a Delaware limited liability company which is substantially owned by Northbrook Corporation, a Delaware corporation ("Northbrook"). A significant majority of the outstanding stock of Northbrook is owned by officers and directors of JMB Realty Corporation, a Delaware corporation ("JMB"), together with members of their families and their affiliates. Substantially all of the shares of JMB are owned by certain of its officers, directors, members of their families and their affiliates. Arvida/JMB Managers, Inc. became the general partner of the Partnership as a result of a merger on March 30, 1990 of an affiliated corporation that was the then general partner of the Partnership into Arvida/JMB Managers, Inc., which, as the surviving corporation of such merger, continues as General Partner. On May 1, 1999, a $20,561,034 portion of a note receivable from Northbrook to Arvida/JMB Managers, Inc. was assigned and distributed to Northbrook. As a result of such assignment and distribution, the remaining note has an outstanding principal balance of $1,000,000 and bears interest at the applicable Federal rate for short-term loans (5.80% as of March 31, 2000). All interest is deferred and is added to the principal balance of the note. The note, as extended, is due June 30, 2001. The General Partner has responsibility for all aspects of the Partnership's operations. The condensed balance sheet of Arvida/JMB Managers, Inc. as of March 31, 2000 is as follows:

                                    Assets

     Cash. . . . . . . . . . . . . . . . . . . . . . . . . .  $   575,710
     Investment in partnerships. . . . . . . . . . . . . . .      981,296
     Other assets. . . . . . . . . . . . . . . . . . . . . .       31,464
                                                              -----------
                                                              $ 1,588,470
                                                              ===========

                                Owner's equity

     Capital stock . . . . . . . . . . . . . . . . . . . . .  $     1,000
     Additional paid-in capital, net of retained deficit
       and dividends . . . . . . . . . . . . . . . . . . . .    2,601,891

     Less: note receivable from Northbrook . . . . . . . . .   (1,014,421)
                                                              -----------
                                                              $ 1,588,470
                                                              ===========

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

     At March 31, 2000 and December 31, 1999, the Partnership had unrestricted Cash and cash equivalents of approximately $11,930,600 and $71,965,200, respectively. The decrease in Cash and cash equivalents at March 31, 2000 as compared to December 31, 1999 is due primarily to distributions to partners and Holders of Interests made during February 2000 totaling $62 million, of which approximately $48,361,000 was distributed to the Holders of Interests ($119.71 per Interest), and approximately $13,639,000 was distributed to the General Partner and Associate Limited Partners, collectively. In March 1999, the Partnership made a distribution of approximately $58,580,000 to the Holders of Interests ($145 per Interest), and $3,254,407 to the General Partner and Associate Limited Partners, collectively.

     In accordance with the Partnership Agreement, until the Holders of Interests received aggregate distributions equal to their Capital Investment (i.e., $1,000 per Interest), the General Partner and Associate Limited Partners deferred a portion of their distributions of net cash flow from the Partnership totaling approximately $12,541,000 through December 31, 1999. With the distribution made in February 2000, Holders of Interests have received aggregate distributions in excess of their Capital Investments. In addition, in connection with the settlement of certain litigation, the General Partner and Associate Limited Partners deferred approximately $1,259,000 of their share of the August 1997 distribution which was otherwise distributable to them, and such deferred distribution amount was used by the Partnership to pay a portion of the legal fees and expenses in the litigation. The General Partner and Associate Limited Partners were entitled to receive such deferred amount after the Holders of Interests received a specified amount of distributions from the Partnership after July 1, 1996, the remaining amount of which was received by the Holders of Interest as part of their distribution in February 2000. The distribution made in February 2000 to the General Partner and Associate Limited Partner included the $1,259,000 amount of their August 1997 distribution that was previously deferred, as well as $6,305,844 of the approximately $12,541,500 of net cash flow distributions to the General Partner and Associate Limited Partners previously deferred pursuant to the terms of the Partnership Agreement. Pursuant to the terms of the Partnership Agreement, the remaining deferred distributions payable to the General Partner and Associate Limited Partners totalling $6,235,656 will be paid to them out of one-half of net cash flow otherwise distributable to the Holders of Interest until all such deferred amounts have been paid.

     At March 31, 2000, the balances outstanding under the term loan, the revolving line of credit and the letter of credit facility were approximately $18,750,000, $0 and $287,000, respectively. Interest on the credit facility is based, at the Partnership's option, on the relevant LIBOR plus 1.75% per annum or the lender's prime rate. The Partnership has interest rate swap agreements that are in effect with respect to $27.5 million, which includes the entire amount currently outstanding under the term loan as well as a portion of the term loan that has been prepaid. The interest rate swap agreements fix the interest rate at 8.02% and 7.84% with respect to $16,666,667 and $10,833,333, respectively, and expire on July 31, 2001. In November 1998, the Partnership prepaid $7,333,333 of the $12.5 million principal repayment on the term loan scheduled for July 1999.

In June 1999, the Partnership paid the remaining $4,166,667 of the $12.5 million repayment scheduled for July 1999, prepaid the additional $6,250,000 principal repayment due in February 2000, and prepaid $3,750,000 of the $12.5 million principal repayment scheduled for July 2000. In March 2000, the Partnership prepaid the remaining $8,750,000 of the $12,500,000 principal repayment scheduled for July 2000. For the quarter ended
March 31, 2000, the combined effective interest rate for the Partnership's credit facilities, including the amortization of loan fees and the effect of the interest rate swap agreements, was approximately 9.4% per annum.

     In January 2000, the Partnership received a commitment letter from First Union National Bank, N.A. for a $20 million loan for the development and construction of The Shoppes of Town Center in Weston, a mixed use retail/office plaza consisting of approximately 148,000 net leasable square feet. The commitment period has been extended until May 19, 2000, in order for the Partnership to satisfy certain closing conditions for the loan, including pre-leasing requirements. The loan would be made to an indirect, majority-owned subsidiary of the Partnership, and the Partnership would guarantee the obligations of the borrower, subject to a reduction in the guarantee upon the satisfaction of certain conditions. Interest on the loan would be payable monthly based on the relevant LIBOR rate plus 180 basis points per annum during the first year of the loan. Thereafter, subject to the satisfaction of certain conditions, the loan would be extended for two years and payments of principal and interest would be due on the loan based upon a 25 year loan amortization schedule. The loan would be payable in full on the third anniversary from the date of closing, which is currently expected to occur in the second quarter of 2000.

     In March 2000, the Partnership entered into a contract with an unaffiliated third party builder for the bulk sale of the remaining lot inventory, consisting of approximately 103 developed and undeveloped lots, and the sales center at its Water's Edge Community for a sale price of approximately $3.2 million. The contract provides for the lots to be sold in three phases, with the final phase expected to close prior to the end of 2000. The closing of the first phase of 29 lots was completed in March 2000 for approximately $0.7 million. Due to the Partnership recording an inventory impairment as of December 31, 1999 to reduce the carrying value of Water's Edge to its estimated fair value at that date, this transaction resulted in an approximate $0.1 million gain for financial reporting purposes and an approximate $0.7 million loss for tax reporting purposes.

     In March 2000, the Partnership closed on the sale of the remaining lots at The Cullasaja Club Community, as well as its remaining equity memberships in the Cullasaja Club to the Cullasaja Club, Inc. and Cullasaja Realty Development, Inc. for a total sales price of approximately $3.0 million. In addition, debt principal owed to unaffiliated third party lenders, as well as related accrued interest, was extinguished in conjunction with this sale, as the payment of such principal and interest was contingent upon net cash flows generated from the Cullasaja Community. Such cash flows were not achieved, and as a result, the Partnership recorded an extraordinary gain related to the extinguishment of debt of approximately $6.2 million, as reflected on the accompanying consolidated statement of operations. This transaction resulted in a gain for financial reporting purposes and a loss for tax reporting purposes, and also resulted in the decrease in Equity memberships and Accrued and other liabilities on the accompanying consolidated balance sheets at March 31, 2000 as compared to December 31, 1999.

RESULTS OF OPERATIONS

     The results of operations for the three months ended March 31, 2000 and 1999, are primarily attributable to the development and sale or operation of the Partnership's assets.

     For the three months ended March 31, 2000, the Partnership (including its consolidated and unconsolidated ventures) closed on the sale of 302 housing units, 69 homesites, the remaining lots and equity memberships at The Cullasaja Club Community, a commercial office building in Boca Raton, Florida, several one-story commercial office buildings in Weston, and the bulk sale of 29 lots and the sales center at its Waters Edge Community. This compares to closings in the first quarter of 1999 of 295 housing units, 13 homesites, approximately 46 acres of developed and undeveloped land, as well as the sale of the remaining Sawgrass Country Club memberships owned by the Partnership. Outstanding contracts ("backlog") at March 31, 2000, were for 1,049 housing units, 24 homesites, and approximately two acres of developed and undeveloped land tracts. This compares to a backlog at March 31, 1999 of 786 housing units, 10 homesites and approximately 15 acres of developed land tracts.

     The Partnership's Communities are in various stages of development, with estimated remaining build-outs ranging from one to three years. Notwithstanding the estimated duration of the build-outs, the Partnership currently expects to complete its orderly liquidation by October 2002. The Weston Community, located in Broward County, Florida, is in its mid-stage of development. The Jacksonville Golf & Country Club and River Hills Country Club Communities in Florida are in their late stages of development, as is the Water's Edge Community in Georgia. Only builder units and equity memberships remain to be sold at Jacksonville Golf & Country Club at March 31, 2000. The Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay, was completed in 1999, and all units were sold and closed by February 2000. In March 2000, the remaining lots and equity club memberships at the Cullasaja Club were sold and the Partnership entered into a contract for the sale of the remaining lots and the sales center at the Water's Edge Community. Future revenues will be impacted to the extent that there are lower levels of inventories available for sale as the Partnership's remaining Communities approach or undertake their final phases.

     Housing revenues decreased for the three month period ended March 31, 2000 as compared to the same period in 1999 despite a small increase in unit closings, due primarily to the Partnership's recognition of approximately $24.8 million in revenues under the percentage-of-completion method in 1999 for the final building at Arvida's Grand Bay. As discussed above, this building was sold out and construction was completed in 1999. All units were closed by February 2000, which is the primary cause for the decrease in Trade and other accounts receivable on the accompanying consolidated balance sheets at March 31, 2000 as compared to December 31, 1999. Housing revenues also decreased at the River Hills Community due to a decrease in the number of units closed in that Community. These decreases were partially offset by increased revenue at the Weston Community due to a change in the mix of product closed. Revenues generated from the closings of units in Weston account for approximately 95% and 62% of the housing revenues recognized for the three month periods ended
March 31, 2000 and 1999, respectively.

     In March 2000, the Partnership entered into a contract with an unaffiliated third party builder for the bulk sale of the remaining lot inventory, consisting of approximately 103 developed and undeveloped lots, and the sales center at its Water's Edge Community, for a sale price of approximately $3.2 million. The contract provides for the lots to be sold in three phases, with the final phase expected to close prior to the end of 2000. The closing of the first phase of 29 lots was completed in March 2000 for approximately $0.7 million. The closing of this phase is the primary reason for the increase in homesite revenues for the three month period ended March 31, 2000 as compared to the same period in 1999. The Partnership also had an increase in homesite revenues in its River Hills Community due to an increased number of closings in that Community.

     Land and property revenues for the three months ended March 31, 2000 were generated primarily from the sales of the remaining lots and equity memberships at The Cullasaja Club Community, a commercial office building in Boca Raton, Florida, and several one-story commercial office buildings in Weston. These compare to revenues recognized in the first quarter of 1999 which were generated primarily from the closing of approximately 15 acres of developed commercial property in Weston.

     The decrease in revenues from Operating properties for the three month period ended March 31, 2000 as compared to the same period in 1999 is due primarily to the sale of the Partnership's country club in River Hills in August 1999. This sale is also the primary cause for the decrease in the gross operating profit margins from operating properties for the three months ended March 31, 2000 as compared to the same period in 1999. This decrease was partially offset by increased membership dues and fees at the Weston Hills Country Club for the three month period ended March 31, 2000 as compared to the same period in 1999.

     Brokerage and other operations revenues decreased for the three month period ended March 31, 2000 as compared to the same period in 1999 due to the sale of the Partnership's resale brokerage operations in Weston, Sawgrass, and Boca Raton, Florida to an affiliate of The St. Joe Company in June 1999, as well as a decrease in new home sale brokerage commissions in Weston resulting from a decrease in the number of units closed by third-party builders within the Community.

     Selling, general and administrative expenses increased for the three months ended March 31, 2000 as compared to the same period in 1999 due to decreased marketing fees earned from the sale of builder units, primarily in the Weston Community. The Partnership's current plan for Weston includes an increase in its home building operations, resulting in fewer builder units available for sale. In addition, refunds of prorated insurance premiums received in January 1999 for several of the Partnership's operating properties which were sold in prior periods also decreased selling, general and administrative expenses during the first quarter of 1999.

     During the first quarter of 1999, the Partnership received an approximate $0.6 million distribution from the Tampa 301 Associates Joint Venture. The amount distributed was in excess of the Partnership's carrying value of its investment in this joint venture. The recognition of income related to this excess distribution is the primary cause for the decrease in Equity in earnings of unconsolidated ventures for the three month period ended March 31, 2000 as compared to the same period in 1999.

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

     The Partnership has been named a defendant in a purported class action entitled Lakes of the Meadow Village Homes, Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight, and Nine Maintenance Associations, Inc., v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The original complaint was filed on or about November 27, 1995 and an amended complaint, which purports to be a class action, was filed on or about February 28, 1997. In the case, plaintiffs seek damages, attorneys fees and costs on behalf of the 460 building units they allegedly represent for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs allege that Walt Disney World Company is responsible for liabilities that may arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership is potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs allege breach of building codes and breach of implied warranties. In addition, plaintiffs seek rescission and cancellation of various general releases obtained by the Partnership in the course of the turnover of the Community to the residents. Previously, the trial court had granted the Partnership summary judgment against the plaintiffs' claims, based on the releases obtained by the Partnership. The ruling was reversed on appeal, the appellate court finding that there were issues of material fact which precluded the entry of judgment for the Partnership, and the case was remanded to the trial court for further proceedings. On or about April 9, 1999, plaintiffs supplied a budget estimate for repairs of the alleged defects and damages based on a limited survey of nine buildings only. Based on this limited survey and assuming that the same alleged defects and damages show up with the same frequency in the entire 460 building units, plaintiffs estimate the total repairs to cost approximately $7.0 million. Based on the allegations of the amended complaint, it would appear that plaintiffs would seek to hold the Partnership responsible for approximately $1.4 million of this amount. Discovery in this litigation is in its early stages. The Partnership has not had an opportunity to examine the buildings nor fully assess the alleged merits of the plaintiffs' report. The Partnership is currently being defended by counsel for one of its insurance carriers. The Partnership intends to vigorously defend itself by, among other things, pursuing its defenses of release and otherwise.

     On or about October 16, 1995, a lawsuit was filed against the Partnership and others in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida, entitled Council of Villages, Inc. et al v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida/JMB Partners, Ltd., Broken Sound Club, Inc., and Country Club Maintenance Association, Inc. (the "Council of Villages" case). The multi-count lawsuit, as amended, is brought as a class action, and individually, on behalf of various residents of the Broken Sound Community, and alleges that defendants engaged in various acts of misconduct in, among other things, the establishment, operation, management and marketing of the Broken Sound golf course and recreational facilities, as well as the alleged improper failure to turn over said facilities to the Broken Sound homeowners on a timely basis. Plaintiffs seek, through various theories, including but not limited to breach of ordinances, breach of fiduciary duty (constructive trust), individual counts for fraudulent inducement and civil theft, damages in excess of $45 million, the appointment of a receiver for the Broken Sound Club, other unspecified compensatory damages, the right to seek punitive damages, treble damages, prejudgment interest, attorneys' fees and costs. The Partnership believes that the lawsuit is without merit and intends to vigorously defend itself in this matter.

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

     In April 1997, the Court issued an order certifying as a class action claims respecting the alleged violation of the Boca Raton ordinances. Both plaintiffs and defendants appealed the certification order. On appeal, the appellate court approved certification of a class action for the following counts: breach of ordinances, breach of fiduciary duty, civil theft (treble damages) and unjust enrichment. The Partnership sought further review of the certification ruling, but relief was denied by the Florida Supreme Court on May 6, 1999. Plaintiffs moved for an appointment of a receiver over the Club. The Partnership moved to strike the motion and the Court granted the Partnership's motion. The Partnership has filed a third-party complaint for indemnification and contribution against Disney in these consolidated actions in the event the Partnership is held liable for acts taken by a subsidiary of Disney prior to the Partnership's involvement in the Club and property.

     The parties to the Council of Villages case filed cross motions for summary judgment and other motions on various matters related to the case. The Court has granted the Partnership's motions for summary judgment as they relate to: civil theft (treble damages), all of the individual counts for fraudulent inducement, and breach of the City of Boca Raton ordinance regarding open space and PUD regulations of the City. The Court has granted the plaintiffs' motion for summary judgment as to the breach of a city ordinance concerning impact fees for parks and recreation purposes. The Court has also allowed the plaintiffs to amend their Complaint to seek reimbursement from the Partnership for legal fees and expenses paid by the Partnership's co-defendants in this lawsuit. Currently, defendants' fees are being split among the Country Club Maintenance Association, Inc., Broken Sound Club, Inc., and the Partnership. Approximately $4,000,000 in legal fees and expenses have been incurred in the lawsuit as of March 31, 2000.

     The Court has issued further orders in the case. The Court has denied Disney's motion for summary judgment regarding its obligation to indemnify, the Court finding that there are issues of material fact regarding the circumstances under which Disney must indemnify the Partnership. The Court has reconsidered its earlier ruling that Disney has a duty to defend the Partnership in this action and has now determined that there are issues of fact regarding Disney's duty to defend the Partnership that cannot be determined before trial. The Court has denied plaintiffs' motion to amend the complaint to obtain punitive damages and plaintiffs' motion for rehearing, reconsideration or clarification with respect to the Court's rulings on the Boca Raton ordinance regarding open space, fraudulent inducement, and civil theft (treble damages). The Partnership's motion for summary judgment as to the breach of fiduciary duty has been granted. Finally, the Partnership's motion for summary judgment as to unjust enrichment has been denied. Among the matters currently scheduled for trial are the following: damages for breach of the land dedication ordinance; the damages, in any, recoverable for alleged unjust enrichment, including without limitation the alleged damages for return of the fees charged for club membership offset by the value of the club, excessive management fees, and damages from the planting of ficus trees; the Partnership's exposure, if any, for the return of a portion of the attorneys' fees as described above; and the issues arising from the Partnership's third party complaint against Disney. While the matter is still on the Court's final docket, no new trial date has been set. The Partnership is involved in mediation for the possible settlement of this action. The Partnership can give no assurances that the mater will be resolved. If the matter is not settled, the Partnership will vigorously defend itself.

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


                  ARVIDA/JMB PARTNERS, L.P.

                  BY:   Arvida/JMB Managers, Inc.
                        (The General Partner)




                        By:    GAILEN J. HULL
                               Gailen J. Hull, Vice President
                        Date:  May 12, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        By:    GAILEN J. HULL
                               Gailen J. Hull, Principal Accounting Officer
                        Date:  May 12, 2000