Form 10-Q
period 2000-06-30
ARVIDA JMB PARTNERS L P
filed 2000-08-14
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.   20549



                                   FORM 10-Q



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




For the quarter ended
June 30, 2000                                      Commission file #0-16976




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

                               TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements . . . . . . . . . . . . . . . . .      3


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations . . . . . . . . . . . . . . . . . . . . . .     17




PART II     OTHER INFORMATION


Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . . .     22

Item 5.     Other Information - General Partner. . . . . . . . . .     24

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . .     25

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                           ARVIDA/JMB PARTNERS, L.P.
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                          CONSOLIDATED BALANCE SHEETS




                                    ASSETS
                                    ------

                                                 JUNE 30,     DECEMBER 31,
                                                  2000           1999
                                               (Unaudited)    (See Note)
                                              -------------   -----------

Cash and cash equivalents. . . . . . . . . .   $ 29,168,899    71,965,185
Restricted cash. . . . . . . . . . . . . . .     21,834,014    13,800,070
Trade and other accounts receivable
  (net of allowance for doubtful
  accounts of $387,213 at
  June 30, 2000 and $189,983
  at December 31, 1999). . . . . . . . . . .      5,654,335    27,405,788
Real estate inventories. . . . . . . . . . .    179,041,358   160,011,715
Property and equipment, net. . . . . . . . .     27,795,019    28,306,211
Investments in and advances to
  joint ventures, net. . . . . . . . . . . .        529,157       460,805
Equity memberships . . . . . . . . . . . . .         20,000     1,687,120
Amounts due from affiliates, net . . . . . .      1,052,614       650,163
Prepaid expenses and other assets. . . . . .      7,798,329     6,215,748
                                               ------------  ------------

          Total assets . . . . . . . . . . .   $272,893,725   310,502,805
                                               ============  ============

                           ARVIDA/JMB PARTNERS, L.P.
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)



                  LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                  ------------------------------------------

                                                 JUNE 30,     DECEMBER 31,
                                                  2000           1999
                                               (Unaudited)    (See Note)
                                              -------------   -----------

Liabilities:
  Accounts payable . . . . . . . . . . . . .   $ 22,838,272    21,692,034
  Deposits . . . . . . . . . . . . . . . . .     32,470,596    29,704,627
  Accrued expenses and other
    liabilities. . . . . . . . . . . . . . .     18,668,185    19,434,618
  Notes and mortgages payable, net . . . . .     21,522,233    30,564,201
                                               ------------  ------------

  Commitments and contingencies

          Total liabilities. . . . . . . . .     95,499,286   101,395,480
                                               ------------  ------------

Partners' capital accounts:
  General Partner and
   Associate Limited Partners:
    Capital contributions. . . . . . . . . .         20,000        20,000
    Cumulative net income. . . . . . . . . .     60,469,051    60,143,692
    Cumulative cash distributions. . . . . .    (58,908,972)  (45,246,973)
                                               ------------  ------------
                                                  1,580,079    14,916,719
                                               ------------  ------------
  Limited Partners:
    Capital contributions,
      net of offering costs. . . . . . . . .    364,841,815   364,841,815
    Cumulative net income. . . . . . . . . .    228,100,681   198,097,006
    Cumulative cash distributions. . . . . .   (417,128,136) (368,748,215)
                                               ------------  ------------
                                                175,814,360   194,190,606
                                               ------------  ------------
          Total partners' capital
            accounts . . . . . . . . . . . .    177,394,439   209,107,325
                                               ------------  ------------

          Total liabilities and
            partners' capital. . . . . . . .   $272,893,725   310,502,805
                                               ============  ============


NOTE: The consolidated balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.







                  The accompanying notes are an integral part of these consolidated financial statements.

                                               ARVIDA/JMB PARTNERS, L.P.
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                   THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                                      (UNAUDITED)
                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30                         JUNE 30
                                                         --------------------------     --------------------------
                                                             2000           1999            2000           1999
                                                         -----------     ----------     -----------     ----------
Revenues:
  Housing. . . . . . . . . . . . . . . . . . . . . .     $91,034,754     63,171,643     148,049,796    146,192,380
  Homesites. . . . . . . . . . . . . . . . . . . . .         363,518      3,076,468       1,688,812      3,760,964
  Land and property. . . . . . . . . . . . . . . . .       2,514,978      4,323,870       8,646,002      7,096,776
  Operating properties . . . . . . . . . . . . . . .       4,268,825      4,485,542       8,272,077      9,106,332
  Brokerage and other operations . . . . . . . . . .       1,468,334     17,093,460       2,565,477     14,397,100
                                                         -----------    -----------     -----------    -----------
        Total revenues . . . . . . . . . . . . . . .      99,650,409     92,150,983     169,222,164    180,553,552
                                                         -----------    -----------     -----------    -----------
Cost of revenues:
  Housing. . . . . . . . . . . . . . . . . . . . . .      71,751,247     50,379,534     118,456,923    116,562,689
  Homesites. . . . . . . . . . . . . . . . . . . . .         328,278      1,965,060       1,236,382      2,440,385
  Land and property. . . . . . . . . . . . . . . . .         913,623      1,916,036       5,120,597      4,159,296
  Operating properties . . . . . . . . . . . . . . .       3,714,381      4,105,605       7,567,478      8,322,052
  Brokerage and other operations . . . . . . . . . .       1,238,425      6,862,922       2,226,135     12,747,580
                                                         -----------    -----------     -----------    -----------
        Total cost of revenues . . . . . . . . . . .      77,945,954     65,229,157     134,607,515    144,232,002
                                                         -----------    -----------     -----------    -----------
Gross operating profit . . . . . . . . . . . . . . .      21,704,455     26,921,826      34,614,649     36,321,550
Selling, general and administrative
  expenses . . . . . . . . . . . . . . . . . . . . .      (6,422,711)    (4,070,850)    (11,493,741)    (7,785,537)
Legal settlement . . . . . . . . . . . . . . . . . .           --             --              --         9,000,000
                                                         -----------    -----------     -----------    -----------
        Net operating income . . . . . . . . . . . .      15,281,744     22,850,976      23,120,908     37,536,013

Interest income. . . . . . . . . . . . . . . . . . .         446,231        298,906       1,658,583      1,712,142
Equity in earnings of unconsolidated ventures. . . .         149,300        245,296         180,104        675,823
Real estate taxes, net of amounts
  capitalized. . . . . . . . . . . . . . . . . . . .        (379,042)      (689,984)       (835,606)    (1,370,805)
                                                         -----------    -----------     -----------    -----------
        Net income before extraordinary item . . . .      15,498,233     22,705,194      24,123,989     38,553,173





                                               ARVIDA/JMB PARTNERS, L.P.
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)



                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30                         JUNE 30
                                                         --------------------------     --------------------------
                                                             2000           1999            2000           1999
                                                         -----------     ----------     -----------     ----------
Extraordinary item:
  Gain on extinguishment of debt . . . . . . . . . .           --             --          6,205,044          --
                                                         -----------    -----------     -----------    -----------
        Net income . . . . . . . . . . . . . . . . .     $15,498,233     22,705,194      30,329,033     38,553,173
                                                         ===========    ===========     ===========    ===========

        Net income before extraordinary
          item per Limited Partner
          Interest . . . . . . . . . . . . . . . . .     $     37.93          55.63           59.07          94.47
                                                         ===========    ===========     ===========    ===========

        Extraordinary item per
          Limited Partnership Interest . . . . . . .     $      0.00           0.00           15.20           0.00
                                                         ===========    ===========     ===========    ===========

        Net income per Limited Partnership
          Interest . . . . . . . . . . . . . . . . .     $     37.93          55.63           74.27          94.47
                                                         ===========    ===========     ===========    ===========

        Cash distributions per Limited
          Partnership Interest . . . . . . . . . .       $       .05            .08          119.76         145.08
                                                         ===========    ===========     ===========    ===========













                The accompanying notes are an integral part of these consolidated financial statements.

                           ARVIDA/JMB PARTNERS, L.P.
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)

                                                   2000           1999
                                               ------------    ----------
Net income . . . . . . . . . . . . . . . . . . $ 30,329,034    38,553,173
Charges (credits) to net income not
 requiring (providing) cash:
  Depreciation and amortization. . . . . . . .    1,508,497     1,576,855
  Equity in earnings of unconsolidated
    ventures . . . . . . . . . . . . . . . . .     (180,104)     (675,823)
  Provision for doubtful accounts. . . . . . .      (21,231)      (38,288)
  Extraordinary gain on extinguishment
    of debt. . . . . . . . . . . . . . . . . .   (6,205,044)        --
  Gain on sale of property and equipment . . .     (182,702)        --
Changes in:
  Restricted cash. . . . . . . . . . . . . . .   (8,033,944)   (4,275,624)
  Trade and other accounts receivable. . . . .   21,772,684   (36,459,633)
  Real estate inventories:
    Additions to real estate inventories . . . (132,345,463) (106,793,471)
    Cost of sales. . . . . . . . . . . . . . .  116,237,152   116,436,853
    Capitalized interest . . . . . . . . . . .   (1,119,540)   (1,999,035)
    Capitalized real estate taxes. . . . . . .   (1,801,792)   (1,479,607)
  Equity memberships . . . . . . . . . . . . .    1,667,120       185,278
  Amounts due from affiliates, net . . . . . .     (402,451)      427,478
  Prepaid expenses and other assets. . . . . .   (1,926,856)      833,312
  Accounts payable, accrued expenses
    and other liabilities. . . . . . . . . . .    3,445,449     5,284,111
  Deposits and unearned income . . . . . . . .    2,765,969     4,990,241
                                               ------------   -----------
          Net cash provided by
            operating activities . . . . . . .   25,506,778    16,565,820
                                               ------------   -----------
Investing activities:
  Acquisitions of property and equipment . . .     (676,328)     (690,052)
  Proceeds from sales of property
    and equipment. . . . . . . . . . . . . . .      206,000       897,494
  Joint venture distributions. . . . . . . . .      186,961       832,431
                                               ------------   -----------
          Net cash (used in) provided by
            investing activities . . . . . . .     (283,367)    1,039,873
                                               ------------   -----------
Financing activities:
  Proceeds from notes and mortgages
    payable. . . . . . . . . . . . . . . . . .    2,772,223     2,143,852
  Payments of notes and mortgages payable. . .   (8,750,000)  (14,166,667)
  Distributions to General Partner and
    Associate Limited Partners . . . . . . . .  (13,662,000)   (3,257,672)
  Distributions to Limited Partners. . . . . .  (48,379,920)  (58,610,645)
                                               ------------   -----------
          Net cash used in
            financing activities . . . . . . .  (68,019,697)  (73,891,132)
                                               ------------   -----------
Decrease in Cash and cash equivalents. . . . .  (42,796,286)  (56,285,439)
Cash and cash equivalents,
  beginning of period. . . . . . . . . . . . .   71,965,185    82,103,559
                                               ------------   -----------
Cash and cash equivalents,
  end of period. . . . . . . . . . . . . . . . $ 29,168,899    25,818,120
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

                            JUNE 30, 2000 AND 1999
                                  (UNAUDITED)


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

GENERAL

     In the opinion of the General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of June 30, 2000 and December 31, 1999 and for the three and six months ended June 30, 2000 and 1999. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2000.

     Capitalized Interest and Real Estate Taxes

     Interest, including the amortization of loan fees, of $1,119,540 and $1,999,035 was incurred for the six months ended June 30, 2000 and 1999, respectively, all of which was capitalized. Interest payments, including amounts capitalized, of $1,129,569 and $1,870,066 were made during the six months ended June 30, 2000 and 1999, respectively. Interest, including the amortization of loan fees, of $486,377 and $1,009,098 was incurred for the three months ended June 30, 2000 and 1999, respectively, all of which was capitalized. Interest payments, including amounts capitalized of $462,382 and $885,879 were made during the three months ended June 30, 2000 and 1999, respectively. The decrease in interest incurred and paid during the three and six month periods ended June 30, 2000 as compared to the same periods in 1999 is due primarily to the overall decrease in the average amount of debt outstanding on the Partnership's term loan.

     Real estate taxes of $2,637,397 and $2,850,412 were incurred for the six months ended June 30, 2000 and 1999, respectively, of which $1,801,792 and $1,479,607 were capitalized, respectively. Real estate tax payments of $203,456 and $431,486 were made during the six months ended June 30, 2000 and 1999, respectively. In addition, real estate tax reimbursements totaling $89,956 and $198,448 were received from the Partnership's escrow agent during the six months ended June 30, 2000 and 1999, respectively. Real estate taxes of $1,329,923 and $1,460,953 were incurred for the three months ended June 30, 2000 and 1999, respectively, of which $950,880 and $770,969 were capitalized, respectively. Real estate tax payments of $144,835 and $274,876 were made during the three months ended June 30, 2000 and 1999, respectively. In addition, real estate tax reimbursements totaling $31,581 and $93,512 were received from the Partnership's escrow agent during the three months ended June 30, 2000 and 1999, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and other operating properties as these taxes are included in cost of revenues for operating properties.

     Property and Equipment and Other Assets

     Depreciation expense of $1,164,222 and $1,255,025 was recorded for the six months ended June 30, 2000 and 1999, respectively. Amortization of other assets, excluding loan fees, of $210,942 and $196,830 was recorded for the six months ended June 30, 2000 and 1999, respectively.
Amortization of loan fees, which is included in interest expense, of $133,333 and $125,000 was recorded for the six months ended June 30, 2000 and 1999, respectively. Depreciation expense of $584,567 and $613,432 was recorded for the three months ended June 30, 2000 and 1999, respectively. Amortization of other assets, excluding loan fees, of $112,527 and $98,415 was recorded for the three months ended June 30, 2000 and 1999, respectively. Amortization of loan fees, which is included in interest expense, of $70,833 and $62,500 was recorded for the three months ended June 30, 2000 and 1999, respectively.

     Partnership Distributions

     During February 2000, the Partnership made a distribution for 1999 of $48,361,056 to its Holders of Interests ($119.71 per Interest) and $13,638,944 to the General Partner and Associate Limited Partners, collectively. These distributions are the primary cause for the decrease in Cash and cash equivalents on the accompanying consolidated balance sheets at June 30, 2000 as compared to December 31, 1999.

     In addition, during April and May 2000, distributions totaling $18,864 (approximately $.05 per Interest), and $23,056 were paid or deemed to be paid to the Holders of Interests and to the General Partner and Associate Limited Partners, respectively, a portion of which was remitted to the North Carolina tax authorities on their behalf for the 1999 non-resident withholding tax.

     Reclassifications

     Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

NOTES AND MORTGAGES PAYABLE

     At June 30, 2000, the balances outstanding on the term loan, the revolving line of credit and the letter of credit facility were approximately $18,750,000, $0 and $287,293, respectively. For the six month period ended June 30, 2000, the combined effective interest rate for the Partnership's credit facilities, including the amortization of loan origination fees and the effect of the interest rate swap agreements, was approximately 9.5% per annum.

     In May 2000, the Partnership closed on a $20 million loan with First Union National Bank for the development and construction of The Shoppes of Town Center in Weston, a mixed use retail/office plaza consisting of approximately 148,000 net leasable square feet. The loan was made to an indirect, majority-owned subsidiary of the Partnership, and the Partnership has guaranteed the obligations of the borrower, subject to a reduction in the guarantee upon the satisfaction of certain conditions. Interest on the loan is payable monthly based on the relevant LIBOR rate plus 1.8% per annum during the first year of the loan. Thereafter, subject to the satisfaction of certain conditions, the loan would be extended for two years and payments of principal and interest would be due on the loan based upon a 25 year loan amortization schedule. The loan is payable in full on the third anniversary from the date of closing. The loan may be prepaid in whole or in part at anytime, provided that the borrower pays any costs or expenses of the lender incurred as a result of a prepayment on a date other than the last day of a LIBOR interest period. Construction of The Shoppes of Town Center in Weston commenced in March 2000. At June 30, 2000, the balance outstanding on the loan was approximately $2,800,000.

INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

     During June 2000, the Partnership received a $100,000 distribution from the Tampa 301 Associates Joint Venture. The amount distributed was in excess of the Partnership's carrying value of its investment in this joint venture. This $100,000 distribution constituted a substantial portion of Equity in earnings of unconsolidated joint ventures for the three and six month periods ended June 30, 2000.

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

TRANSACTIONS WITH AFFILIATES

     The Partnership, subject to certain limitations, may engage affiliates of the General Partner for insurance brokerage and certain other administrative services to be performed in connection with the administration of the Partnership and its assets. The total of such costs for the six months ended June 30, 2000 was approximately $26,900, all of which was paid as of June 30, 2000. The total of such costs for the six months ended June 30, 1999 was approximately $166,200. In addition, the General Partner and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Partnership and the operation of the Partnership's properties. Such costs were approximately $503,800 and $183,300 for the six months ended June 30, 2000 and 1999, respectively, all of which were paid as of June 30, 2000.

     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salaries and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the six month period ended June 30, 2000, the amount of such costs incurred by the Partnership on behalf of these affiliates totaled approximately $206,900. At June 30, 2000, approximately $36,700 was owed to the Partnership, all of which was received as of July 26, 2000. For the six month period ended June 30, 1999, the Partnership was entitled to reimbursements of approximately $399,100.

     In November 1997, The St. Joe Company completed its acquisition of a majority interest in St. Joe/Arvida Company, L.P. ("St. Joe/Arvida"), which acquired the major assets of Arvida Company ("Arvida"). The transaction did not involve the sale of any assets of the Partnership, nor the sale of the General Partner's interest in the Partnership. In connection with this transaction, Arvida entered into a sub-management agreement with St. Joe/Arvida, effective January 1, 1998, whereby St. Joe/Arvida provides (and is reimbursed for) a substantial portion of the development and management supervisory and advisory services (and personnel with respect thereto) to the Partnership that Arvida would otherwise have provided pursuant to its management agreement with the Partnership. Effective January 1, 1998, St. Joe/Arvida employs most of the same personnel previously employed by Arvida, and the services provided to the Partnership pursuant to this sub-management agreement are provided by most of the same personnel. St. Joe/Arvida is reimbursed for such services and personnel on the same basis as Arvida under the management agreement, and such reimbursements are made directly by the Partnership. Affiliates of JMB Realty Corporation own a minority interest in St. Joe/Arvida.

     For the six month periods ended June 30, 2000 and 1999, the Partnership reimbursed St. Joe/Arvida or its affiliates approximately $3,739,200 and $3,606,400, respectively, for the services provided to the Partnership by St. Joe/Arvida pursuant to the sub-management agreement discussed above. At June 30, 2000, the Partnership owed St. Joe/Arvida approximately $100,200 for services provided pursuant to this agreement, all of which was paid as of July 26, 2000. The Partnership also receives reimbursement from St. Joe/Arvida for certain general and administrative costs including, and without limitation, salaries and salary-related costs relating to work performed by employees of the Partnership on behalf of St. Joe/Arvida. For the six month periods ended June 30, 2000 and 1999, the Partnership was entitled to reimbursement of such costs totaling approximately $993,600 and $927,400, respectively, from St. Joe/Arvida or its affiliates. Of this amount, approximately $273,400 was owed to the Partnership at June 30, 2000, all of which was received as of July 26, 2000.

     The Partnership pays for certain general and administrative costs on behalf of its clubs, homeowner associations and maintenance associations (including salaries and salary-related costs and legal fees). The Partnership receives reimbursements from these entities for such costs.
For the six month periods ended June 30, 2000 and 1999, the Partnership was entitled to receive approximately $892,300 and $715,300, respectively, from these entities. At June 30, 2000, approximately $39,700 was owed to the Partnership, none of which was received as of July 26, 2000.

     The Partnership, pursuant to certain agreements, provides management and other personnel and services to certain of its equity clubs and homeowners associations. Pursuant to these agreements, the Partnership is entitled to receive management fees for the services provided to these entities. Due to the timing of the cash flows generated from these entities' operations, such fees are typically paid in arrears. For the six months ended June 30, 2000 and 1999, the Partnership was entitled to receive approximately $458,100 and $702,600, respectively. At June 30, 2000, approximately $800,300 was unpaid (including amounts owed from the previous year), none of which was received as of July 26, 2000.

     The Partnership funds working capital advances and operating deficits of its equity clubs, as well as operating deficits of its homeowners associations as required or deemed necessary. The working capital advances are non-interest bearing, short-term in nature, and are expected to be reimbursed from future cash flows of the equity clubs. The funding of operating deficits is expensed by the Partnership. The Partnership also funds, at its option, certain capital expenditures of its equity clubs.
For the six months ended June 30, 2000, the Partnership was entitled to receive approximately $4,600. At June 30, 2000, approximately $2,700 was owed to the Partnership, none of which was received as of July 26, 2000.

     In February 2000, the General Partner and Associate Limited Partners, collectively, received cash distributions in the aggregate amount of $13,638,944. Such amount included approximately $1,259,000 previously deferred by the General Partner and Associate Limited Partners, collectively, out of their share of the August 1997 distribution in connection with the settlement of certain litigation, as well as $6,305,844 of the total $12,541,500 that had previously been deferred pursuant to the terms of the Partnership Agreement. In April and May, distributions of approximately $23,100 were paid or deemed paid to the General Partner and Associate Limited Partners, including approximately $18,900 of net cash flow distributions that had previously been deferred pursuant to the terms of the Partnership Agreement. Pursuant to the terms of the Partnership Agreement, the remaining deferred distributions payable to the General Partner and Associate Limited Partners totalling $6,216,789 will be paid to them out of one-half of net cash flow otherwise distributable to the Holders of Interest until all such deferred amounts have been paid.

     Brokerage and other operations revenues decreased for the three and six month periods ending June 30, 2000 as compared to the same periods in 1999 due primarily to the sale of the Partnership's resale brokerage operations in Weston, Sawgrass, and Boca Raton, Florida to an affiliate of the St. Joe Company in June 1999.

     All amounts receivable from or payable to the General Partner or its affiliates do not bear interest and are expected to be paid in future periods.

EXTRAORDINARY GAIN

     In March 2000, the Partnership closed on the sale of the remaining lots at The Cullasaja Club Community, as well as its remaining equity memberships in the Cullasaja Club to the Cullasaja Club, Inc. and Cullasaja Realty Development, Inc. for a total sales price of approximately $3.0 million. In addition, debt principal owed to unaffiliated third party lenders, as well as related accrued interest, was extinguished in conjunction with this sale, as the payment of such principal and interest was contingent upon net cash flows generated from the Cullasaja Community. Such cash flows were not achieved, and as a result, the Partnership recorded an extraordinary gain related to the extinguishment of debt of approximately $6.2 million, as reflected on the accompanying consolidated statement of operations. This transaction resulted in a gain for financial reporting purposes and a loss for tax reporting purposes, and also resulted in the decrease in Equity memberships, Notes payable, and Accrued and other liabilities on the accompanying consolidated balance sheets at June 30, 2000 as compared to December 31, 1999.

COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under standby letters of credit and performance bonds for approximately $287,300 and $18,317,000, respectively, at June 30, 2000. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable under performance bonds for approximately $1,020,000 at June 30, 2000.

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

     One of the Partnership's insurance carriers has been providing defenses and funding settlements of various litigation related to Hurricane Andrew. In some, but not all, instances, the insurance carrier has provided the Partnership with written reservation of rights letters. The aggregate amount of the settlements funded to date by this carrier is approximately $9.93 million. The insurance carrier that funded these settlements pursuant to certain reservations of rights has stated its position that it has done so pursuant to various non-waiver agreements.
The carrier's position was that these non-waiver agreements permitted the carrier to fund settlements without preventing the carrier from raising insurance coverage issues or waiving such coverage issues. On May 23, 1995, the insurance carrier rescinded the various non-waiver agreements currently in effect regarding the remainder of the Hurricane Andrew litigation, allegedly without waiving any future coverage defenses, conditions, limitations, or rights. For this and other reasons, the extent to which the insurance carrier may recover any of these proceeds from the Partnership is uncertain. Therefore, the accompanying consolidated financial statements do not reflect any accruals related to this matter.

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

     The Partnership has been named a defendant in a purported class action entitled Lakes of the Meadow Village Homes, Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight, and Nine Maintenance Associations, Inc., v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The original complaint was filed on or about November 27, 1995 and an amended complaint, which purports to be a class action, was filed on or about February 28, 1997. In the case, plaintiffs seek damages, attorneys fees and costs on behalf of the 460 building units they allegedly represent for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs allege that Walt Disney World Company is responsible for liabilities that may arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership is potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs allege breach of building codes and breach of implied warranties. In addition, plaintiffs seek rescission and cancellation of various general releases obtained by the Partnership in the course of the turnover of the Community to the residents. Previously, the trial court had granted the Partnership summary judgment against the plaintiffs' claims, based on the releases obtained by the Partnership. The ruling was reversed on appeal, the appellate court finding that there were issues of material fact which precluded the entry of judgment for the Partnership, and the case was remanded to the trial court for further proceedings. On or about April 9, 1999, plaintiffs supplied a budget estimate for repairs of the alleged defects and damages based on a limited survey of nine buildings only. Based on this limited survey and assuming that the same alleged defects and damages show up with the same frequency in the entire 460 units, plaintiffs estimate the total repairs to cost approximately $7.0 million. Based on the allegations of the amended complaint, it would appear that plaintiffs would seek to hold the Partnership responsible for approximately $1.4 million of this amount. Discovery in this litigation is in its early stages. The Partnership has not had an opportunity to examine all of the buildings nor fully assess the alleged merits of the plaintiffs' report. The Partnership is currently being defended by counsel for one of its insurance carriers. The Partnership has agreed in principle to settle the claims brought in connection with Lakes of the Meadows Village Homes Condominium No. 8 Maintenance Association, Inc. for a payment of $155,000 to be funded by one of the Partnership's insurance carriers. The Partnership can give no assurance that the settlement will be consummated. In the event the settlement is not consummated, the Partnership intends to vigorously defend itself against the claims of this condominium association, as well as the others, by, among other things, pursuing its defenses of release.

     In 1994, the Partnership was advised by Merrill Lynch that various investors sought to compel Merrill Lynch to arbitrate claims brought by certain investors of the Partnership representing approximately 5% of the total of approximately 404,000 Interests outstanding. Merrill Lynch asked the Partnership and its General Partner to confirm an obligation of the Partnership and its General Partner to indemnify Merrill Lynch in these claims against all loss, liability, claim, damage and expense, including without limitation attorneys' fees and expenses, under the terms of a certain Agency Agreement dated September 15, 1987 ("Agency Agreement") with the Partnership relating to the sale of Interests through Merrill Lynch on behalf of the Partnership. These claimants sought to arbitrate claims involving unspecified damages against Merrill Lynch based on Merrill Lynch's alleged violation of applicable state and/or federal securities laws and alleged violations of the rules of the National Association of Securities Dealers, Inc., together with pendent state law claims. The Partnership believes that Merrill Lynch resolved some of these claims through litigation and otherwise, and that Merrill Lynch has defended other claims. The Agency Agreement generally provides that the Partnership and its General Partner shall indemnify Merrill Lynch against losses occasioned by any actual or alleged misstatements or omissions of material facts in the Partnership's offering materials used in connection with the sale of Interests and suffered by Merrill Lynch in performing its duties under the Agency Agreement, under certain specified conditions. The Agency Agreement also generally provides, under certain conditions, that Merrill Lynch shall indemnify the Partnership and its General Partner for losses suffered by the Partnership and occasioned by certain specified conduct by Merrill Lynch in the course of Merrill Lynch's solicitation of subscriptions for, and sale of, Interests. The Partnership is unable to determine the ultimate investment of investors who have filed arbitration claims as to which Merrill Lynch might seek indemnification in the future. At this time, and based upon the information available to the Partnership about the arbitration statements of claims filed by some of these investors, the Partnership and its General Partner believe that they have meritorious defenses to demands for indemnification made by Merrill Lynch and intend to vigorously pursue such defenses. Although there can be no assurance regarding the outcome of the claims for indemnification, at this time, based on information available to the Partnership about such arbitration statements of claims, the Partnership and its General Partner do not believe that the demands for indemnification by Merrill Lynch will have a material adverse effect on the financial condition of the Partnership.

     On or about October 16, 1995, a lawsuit was filed against the Partnership and others in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida, entitled Council of Villages, Inc. et al. v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida/JMB Partners, Ltd., Broken Sound Club, Inc., and Country Club Maintenance Association, Inc. (the "Council of Villages" case). The multi-count complaint, as amended, was brought as a class action, and individually, on behalf of various residents of the Broken Sound Community, and alleged that defendants engaged in various acts of misconduct in, among other things, the establishment, operation, management and marketing of the Broken Sound golf course and recreational facilities, as well as the alleged improper failure to turn over such facilities to the Broken Sound homeowners on a timely basis. Plaintiffs sought, through various theories, including but not limited to breach of ordinances, breach of fiduciary duty (constructive trust), individual counts for fraudulent inducement and civil theft, damages in excess of $45 million, the appointment of a receiver for the Broken Sound Club, other unspecified compensatory damages, the right to seek punitive damages, treble damages, prejudgment interest, attorneys' fees and costs.

     On or about July 30, 1996, Savoy v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida/JMB Partners, Ltd., and Broken Sound Club, Inc. was filed against the Partnership and others in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida ("Savoy" case). The lawsuit was filed as a three-count complaint for dissolution of the Broken Sound Club, Inc. ("Club"), and sought, among other things, the appointment of a custodian or receiver for the Club, a determination that certain acts be deemed wrongful, the return to the Club of in excess of $2.5 million in alleged "operating profits", an injunction against the charging of certain dues, an injunction requiring the Club to produce certain financial statements, and such other relief as the Court deemed just, fair and proper. This action was consolidated with the Council of Villages case.

     In April 1997, the Court issued an order certifying as a class action claims respecting the alleged violation of the Boca Raton ordinances. Both plaintiffs and defendants appealed the certification order. On appeal, the appellate court approved certification of a class action for the following counts: breach of ordinances, breach of fiduciary duty, civil theft (treble damages) and unjust enrichment. The Partnership sought further review of the certification ruling, but relief was denied by the Florida Supreme Court on May 6, 1999. Plaintiffs moved for an appointment of a receiver over the Club. The Partnership moved to strike the motion and the Court granted the Partnership's motion. The Partnership filed a third-party complaint for indemnification and contribution against Disney in these consolidated actions in the event the Partnership was held liable for acts taken by a subsidiary of Disney prior to the Partnership's involvement in the Club and property.

     The parties to the Council of Villages case filed cross motions for summary judgment and other motions on various matters related to the case. The Court granted the Partnership's motions for summary judgment as they relate to: civil theft (treble damages), all of the individual counts for fraudulent inducement, and breach of the City of Boca Raton ordinance regarding open space and PUD regulations of the City. The Court granted the plaintiffs' motion for summary judgment as to the breach of a city ordinance concerning impact fees for parks and recreation purposes. The Court also allowed the plaintiffs to amend their Complaint to seek reimbursement from the Partnership for legal fees and expenses paid by the Partnership's co-defendants in this lawsuit. Currently, defendants' fees are being split among the Country Club Maintenance Association, Inc. ("CCMA"), the Club, and the Partnership. Approximately $5,000,000 in legal fees and expenses have been incurred in the lawsuit as of June 30, 2000.

     The Court issued further orders in the case. The Court denied Disney's motion for summary judgment regarding its obligation to indemnify, the Court finding that there were issues of material fact regarding the circumstances under which Disney must indemnify the Partnership. The Court reconsidered its earlier ruling that Disney had a duty to defend the Partnership in this action and determined that there were issues of fact regarding Disney's duty to defend the Partnership that could not be determined before trial. The Court denied plaintiffs' motion to amend the complaint to obtain punitive damages and plaintiffs' motion for rehearing, reconsideration or clarification with respect to the Court's rulings on the

Boca Raton ordinance regarding open space, fraudulent inducement, and civil theft (treble damages). The Partnership's motion for summary judgment as to the breach of fiduciary duty was granted. Finally, the Partnership's motion for summary judgment as to unjust enrichment was denied. Among the matters remaining for trial were the following: damages for breach of the land dedication ordinance; the damages, if any, recoverable for alleged unjust enrichment, including without limitation the alleged damages for return of the fees charged for club membership offset by the value of the club, excessive management fees, and damages from the planting of ficus trees; the Partnership's exposure, if any, for the return of a portion of the attorneys' fees as described above; and the issues arising from the Partnership's third party complaint against Disney.

     On July 13, 2000, the Court gave preliminary approval to a mediated settlement agreement between the Partnership and the plaintiffs in the Council of Villages and Savoy cases. On August 3, 2000, the Partnership and Disney entered into an agreement to settle the Partnership's third party complaint against Disney that was filed in the Council of Villages case. Subject to final Court approval, the two agreements collectively provide, among other things, that: (1) the Council of Villages case, including the third party complaint against Disney, and the Savoy case will be dismissed with prejudice and appropriate releases will be executed; (2) the Partnership will pay approximately $2.2 million to the Club, approximately $1.1 million to CCMA, and $1.65 million to the Council of Villages; (3) the Partnership will continue to manage the operations of the Club from January 1 through November 30, 2000 for a management fee of $175,000 and, if the settlement is not closed by December 1, 2000, the management fee will be $15,000 per month for every additional month thereafter; (4) the Club and CCMA agree to limit to $500,000 the amount which they will pay in legal fees and costs for calendar year 2000 in defense of the Council of Villages and Savoy cases and the Partnership will pay any fees and costs in excess of $500,000, which amount the Partnership does not expect to be substantial; (5) the Partnership agrees to forgive certain indebtedness in the approximate amount of $1.2 million owed by the Club; (6) the Partnership agrees to assign 207 unsold Club memberships which the Partnership had held for sale; (7) Disney agrees to pay $900,000 to the Partnership; and (8) the Partnership will provide an interest-free line of credit for the Club's working capital needs, which the Partnership anticipates will not exceed $3.0 million and which will be repaid to the Partnership on October 10, 2000. Notice of the proposed settlement was given to the plaintiff class in July 2000. A hearing seeking final Court approval of the settlement has been scheduled for September 21, 2000. The Court's final approval itself is subject to appeal by any class member who may object to the settlement terms. The Partnership cannot assure that the settlement will receive final approval and be consummated.

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

     SUBSEQUENT EVENTS

     In August 2000, the Partnership made a distribution of $10,100,000 to its Holders of Interests ($25.00 per Interest) and $8,029,766 to the General Partner and Associate Limited Partners, collectively.

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

     At June 30, 2000 and December 31, 1999, the Partnership had unrestricted Cash and cash equivalents of approximately $29,169,000 and $71,965,000, respectively. The decrease in Cash and cash equivalents at June 30, 2000 as compared to December 31, 1999 is due primarily to distributions to partners and Holders of Interests made during February 2000 totaling $62 million, of which approximately $48,361,000 was distributed to the Holders of Interests ($119.71 per Interest), and approximately $13,639,000 was distributed to the General Partner and Associate Limited Partners, collectively. In March 1999, the Partnership made a distribution of approximately $58,580,000 to the Holders of Interests ($145 per Interest), and $3,254,407 to the General Partner and Associate Limited Partners, collectively.

     In August 2000, the Partnership made a distribution of $10,100,000 to its Holders of Interests ($25.00 per Interest) and $8,029,766 to the General Partner and Associate Limited Partners, collectively.


     In accordance with the Partnership Agreement, until the Holders of Interests received aggregate distributions equal to their Capital Investments (i.e., $1,000 per Interest), the General Partner and Associate Limited Partners deferred a portion of their distributions of net cash flow from the Partnership totaling approximately $12,541,000 through December 31, 1999. With the distribution made in February 2000, Holders of Interests have received aggregate distributions in excess of their Capital Investments. In addition, in connection with the settlement of certain litigation, the General Partner and Associate Limited Partners deferred approximately $1,259,000 of their share of the August 1997 distribution which was otherwise distributable to them, and such deferred distribution amount was used by the Partnership to pay a portion of the legal fees and expenses in the litigation. The General Partner and Associate Limited Partners were entitled to receive such deferred amount after the Holders of Interests received a specified amount of distributions from the Partnership after July 1, 1996, the remaining amount of which was received by the Holders of Interest as part of their distribution in February 2000. The distribution made in February 2000 to the General Partner and Associate Limited Partners included the $1,259,000 amount of their August 1997 distribution that was previously deferred, as well as $6,305,844 of the approximately $12,541,000 of net cash flow distributions to the General Partner and Associate Limited Partners previously deferred pursuant to the terms of the Partnership Agreement. In April and May, distributions of approximately $23,100 were paid or deemed paid to the General Partner and Associate Limited Partners, including approximately $18,900 of net cash flow distributions that had previously been deferred pursuant to the terms of the Partnership Agreement. Pursuant to the terms of the Partnership Agreement, the remaining deferred distributions payable to the General Partner and Associate Limited Partners totalling $6,216,789 were to be paid to them out of one-half of net cash flow otherwise distributable to the Holders of Interest until all such deferred amounts have been paid. With the distribution made by the Partnership in August 2000, the General Partner and Associate Limited Partners have received their remaining deferred distributions.

     At June 30, 2000, the balances outstanding under the term loan, the revolving line of credit and the letter of credit facility were approximately $18,750,000, $0 and $287,300, respectively. Interest on the credit facility is based, at the Partnership's option, on the relevant LIBOR plus 1.75% per annum or the lender's prime rate. The Partnership has interest rate swap agreements that are in effect with respect to $27.5 million, which includes the entire amount currently outstanding under the term loan, as well as a portion of the term loan that has been prepaid.
The interest rate swap agreements fix the interest rate at 8.02% and 7.84% with respect to $16,666,667 and $10,833,333, respectively, and expire on July 31, 2001. In November 1998, the Partnership prepaid $7,333,333 of the $12.5 million principal repayment on the term loan scheduled for July 1999.

In June 1999, the Partnership paid the remaining $4,166,667 of the $12.5 million repayment scheduled for July 1999, prepaid the additional $6,250,000 principal repayment due in February 2000, and prepaid $3,750,000 of the $12.5 million principal repayment scheduled for July 2000. In March 2000, the Partnership prepaid the remaining $8,750,000 of the $12,500,000 principal repayment scheduled for July 2000. For the quarter ended
June 30, 2000, the combined effective interest rate for the Partnership's credit facilities, including the amortization of loan fees and the effect of the interest rate swap agreements, was approximately 9.5% per annum.

     In May 2000, the Partnership closed on a $20 million loan with First Union National Bank for the development and construction of The Shoppes of Town Center in Weston, a mixed use retail/office plaza consisting of approximately 148,000 net leasable square feet. The loan was made to an indirect, majority-owned subsidiary of the Partnership, and the Partnership has guaranteed the obligations of the borrower, subject to a reduction in the guarantee upon the satisfaction of certain conditions. Interest on the loan is payable monthly based on the relevant LIBOR rate plus 1.8% per annum during the first year of the loan. Thereafter, subject to the satisfaction of certain conditions, the loan would be extended for two years and payments of principal and interest would be due on the loan based upon a 25 year loan amortization schedule. The loan is payable in full on the third anniversary from the date of closing. The loan may be prepaid in whole or in part at any time, provided that the borrower pays any costs or expenses of the lender incurred as a result of a prepayment on a date other than the last day of a LIBOR interest period. Construction of The Shoppes of Town Center in Weston commenced in March 2000. At June 30, 2000, the balance outstanding on the loan was approximately $2,800,000.

     In March 2000, the Partnership entered into a contract with an unaffiliated third party builder for the bulk sale of the remaining lot inventory, consisting of approximately 103 developed and undeveloped lots, and the sales center at its Water's Edge Community for a sale price of approximately $3.2 million. The contract provides for the lots to be sold in three phases, with the final phase expected to close prior to the end of 2000. The closing of the first phase of 29 lots was completed in March 2000 for approximately $0.7 million. The Partnership recorded a write-down of its related inventory as of December 31, 1999 to reduce the carrying value of Water's Edge to its estimated fair value less selling costs at that date. Accordingly, this transaction resulted in no gain or loss for financial reporting purposes in 2000 and an approximate $0.7 million loss for tax reporting purposes.

     In March 2000, the Partnership closed on the sale of the remaining lots at The Cullasaja Club Community, as well as its remaining equity memberships in the Cullasaja Club to the Cullasaja Club, Inc. and Cullasaja Realty Development, Inc. for a total sales price of approximately $3.0 million. In addition, debt principal owed to unaffiliated third party lenders, as well as related accrued interest, was extinguished in conjunction with this sale, as the payment of such principal and interest was contingent upon net cash flows generated from the Cullasaja Community. Such cash flows were not achieved, and as a result, the Partnership recorded an extraordinary gain related to the extinguishment of debt of approximately $6.2 million, as reflected on the accompanying consolidated statement of operations for the six month period ended June 30, 2000. The sale of the lot inventory and equity memberships resulted in a gain for financial reporting purposes and a loss for tax reporting purposes, and also resulted in the decrease in Equity memberships, Notes payable, and Accrued expenses and other liabilities on the accompanying consolidated balance sheet at June 30, 2000 as compared to that at December 31, 1999.

     The General Partner has established a special committee (the "Special Committee") consisting of certain directors of the General Partner to review and respond to unsolicited tender offers for Interests. During July 2000, Madison Liquidity Investors 100, LLC ("Madison") commenced an offer to acquire up to 4.9% of the outstanding Interests at a purchase price of $240 per Interest (subject to reduction for the amount of transfer costs and the $25 per Interest distribution made in August 2000). The Special Committee has determined that the offer is inadequate and not in the best interests of the Holders of Interests. Accordingly, the Special Committee has recommended that Holders of Interests reject such offer and not tender their Interests pursuant to such offer. The offer is currently scheduled to expire on September 1, 2000.

     The Partnership has been notified that another party intends to make an unsolicited offer in August 2000 for up to approximately 14,700 Interests (or approximately 3.6% of the outstanding Interests) at a purchase price of $300 per Interest (subject to reduction for the amount of transfer costs and the $25 per Interest distribution made in August 2000). There is no assurance whether any such offer will in fact be made or, if so, whether such offer will be amended, withdrawn or consummated. The Special Committee will make its recommendation, if any, in regard to such offer if such offer is made.

RESULTS OF OPERATIONS

     The results of operations for the three and six months ended June 30, 2000 and 1999, are primarily attributable to the development and sale or operation of the Partnership's assets.

     For the three months ended June 30, 2000, the Partnership (including its consolidated and unconsolidated ventures) closed on the sale of 441 housing units, 8 homesites, and approximately one acre of developed land. This compares to closings in the second quarter of 1999 of 300 housing units, 34 homesites, approximately 6 acres of developed and undeveloped land, as well as the sale of its resale brokerage operations. Outstanding contracts ("backlog") at June 30, 2000, were for 1,096 housing units, 59 homesites, and approximately one acre of developed land. This compares to a backlog at June 30, 1999 of 886 housing units, 35 homesites and approximately 10 acres of developed land tracts.

     The Partnership's remaining Communities are in various stages of development, with estimated remaining build-outs ranging from one to three years. Notwithstanding the estimated duration of the build-outs, the Partnership currently expects to complete its orderly liquidation by October 2002. The Weston Community, located in Broward County, Florida, is in its mid-stage of development. The Jacksonville Golf & Country Club and River Hills Country Club Communities in Florida are in their late stages of development, as is the Water's Edge Community in Georgia. Only builder units and equity memberships remain to be sold at Jacksonville Golf & Country Club at June 30, 2000. The Partnership's condominium project on Longboat Key, Florida, known as Arvida's Grand Bay, was completed in 1999, and all units were sold and closed by February 2000. In March 2000, the remaining lots and equity club memberships at the Cullasaja Club were sold and the Partnership entered into a contract for the sale of the remaining lots and the sales center at the Water's Edge Community. Future revenues will be impacted to the extent that there are lower levels of inventories available for sale as the Partnership's remaining Communities approach or undertake their final phases.

     Housing revenues increased for the three and six month periods ended June 30, 2000 as compared to the same periods in 1999 due primarily to an increase in the number of units closed and an increase in unit prices, as well as a change in the mix of products at the Partnership's Weston Community. Revenues generated from the closing of units in Weston account for approximately 96% and 95% of the housing revenues recognized for the three and six months ended June 30, 2000, respectively. Revenues generated from the closing of units in Weston account for approximately 83% and 71% of the housing revenues recognized for the three and six months ended
June 30, 1999, respectively. The increase in housing revenues was partially offset by decreased revenues at Grand Bay due to the Partnership's recognition of approximately $32 million under the percentage-of-completion method in the first six months of 1999. As discussed above, Grand Bay was sold out and construction was completed in 1999. All units were closed by February 2000, which is the primary cause for the decrease in Trade and other accounts receivable on the accompanying consolidated balance sheets at June 30, 2000 as compared to December 31, 1999. Revenues also decreased at the Partnership's River Hills Community due to a decrease in the number of units closed. This decrease in the number of units closed is due to the fact that there is less inventory available for sale as the Community approaches its final stage.

     The Partnership's plan for the Weston Community included an increase in its home building operations, which resulted in a reduced number of lots available for sale to third-party builders. During the second quarter of 2000, the final lot in the Weston Community was closed. No additional lot inventory remains to be sold in Weston. This is the primary cause for the decrease in homesite revenue for the three and six month periods ended
June 30, 2000 as compared to the same periods in 1999. In March 2000, the Partnership entered into a contract with an unaffiliated third party builder for the bulk sale of the remaining lot inventory, consisting of approximately 103 developed and undeveloped lots, and the sales center at its Water's Edge Community, for a sale price of approximately $3.2 million.

The contract provides for the lots to be sold in three phases, with the final phase expected to close prior to the end of 2000. The closing of the first phase of 29 lots was completed in March 2000 for approximately $0.7 million. Revenues generated from the closing of this phase partially offset the decrease in homesite revenues for the three and six months ended June 30, 2000.

     Land and property revenues for the six months ended June 30, 2000 were generated primarily from the sales of the remaining lots and equity memberships at The Cullasaja Club Community, a commercial office building in Boca Raton, Florida, several one-story commercial office buildings in Weston, and approximately two acres of developed commercial property in Weston. Revenues generated for the same period in 1999 were primarily from the sale of 20 acres of developed land in Weston, as well as the sale of the Partnership's resale brokerage operations in Weston, Sawgrass and Boca Raton, Florida to an affiliate of the St. Joe Company.

     The decrease in revenues from Operating properties for the three and six month periods ended June 30, 2000 as compared to the same periods in 1999 is due primarily to the sale of the Partnership's country club in River Hills in August 1999. This decrease was partially offset by increased membership dues and fees at the Weston Hills Country Club for the three and six month periods ended June 30, 2000 as compared to the same periods in 1999.

     Brokerage and other operations revenues decreased for the three and six month periods ended June 30, 2000 as compared to the same periods in 1999 due to the sale of the Partnership's resale brokerage operations in Weston, Sawgrass, and Boca Raton, Florida to an affiliate of The St. Joe Company in June 1999, as well as proceeds in the amount of $9 million received in the settlement of the lawsuit with Disney in June 1999.

     Selling, general and administrative expenses include all marketing costs, with the exception of those costs capitalized in conjunction with the construction of housing units, as well as project and general administrative costs. These expenses are net of the marketing fees received from third party builders. Selling, general and administrative expenses increased for the three and six month periods ended June 30, 2000 as compared to the same periods in 1999 due to decreased marketing fees earned from the sale of builder units, primarily in the Weston Community. The Partnership's plan for Weston included an increase in its home building operations, resulting in fewer builder units available for sale. The final builder unit was closed in the first quarter of 2000. No builder units remain for sale in the Weston Community. In addition, expected settlement costs as a result of a preliminary mediated settlement in the Council of Villages and Savoy lawsuits, have also contributed to increased selling, general, and administrative expenses during 2000 compared to 1999.

     During 1999, the Partnership received an approximate $0.6 million distribution from the Tampa 301 Associates Joint Venture. A portion of the amount distributed was in excess of the Partnership's carrying value of its investment in this joint venture. The distribution constituted a substantial portion of Equity in earnings of unconsolidated joint ventures for the six month period ended June 30, 1999.

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

     The Partnership has been named a defendant in a purported class action entitled Lakes of the Meadow Village Homes, Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight, and Nine Maintenance Associations, Inc., v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida. The original complaint was filed on or about November 27, 1995 and an amended complaint, which purports to be a class action, was filed on or about February 28, 1997. In the case, plaintiffs seek damages, attorneys's fees and costs on behalf of the 460 building units they allegedly represent for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs allege that Walt Disney World Company is responsible for liabilities that may arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership is potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs allege breach of building codes and breach of implied warranties. In addition, plaintiffs seek rescission and cancellation of various general releases obtained by the Partnership in the course of the turnover of the Community to the residents. Previously, the trial court had granted the Partnership summary judgment against the plaintiffs' claims, based on the releases obtained by the Partnership. The ruling was reversed on appeal, the appellate court finding that there were issues of material fact which precluded the entry of judgment for the Partnership, and the case was remanded to the trial court for further proceedings. On or about April 9, 1999, plaintiffs supplied a budget estimate for repairs of the alleged defects and damages based on a limited survey of nine buildings only. Based on this limited survey and assuming that the same alleged defects and damages show up with the same frequency in the entire 460 building units, plaintiffs estimate the total repairs to cost approximately $7.0 million. Based on the allegations of the amended complaint, it would appear that plaintiffs would seek to hold the Partnership responsible for approximately $1.4 million of this amount. Discovery in this litigation is in its early stages. The Partnership has not had an opportunity to examine the buildings nor fully assess the alleged merits of the plaintiffs' report. The Partnership is currently being defended by counsel for one of its insurance carriers. The Partnership has agreed in principle to settle the claims brought in connection with Lakes of the Meadows Village Homes Condominium No. 8 Maintenance Association, Inc. for a payment of $155,000 to be funded by one of the Partnership's insurance carriers. The Partnership can give no assurance that the settlement will be consummated. In the event the settlement is not consummated, the Partnership intends to vigorously defend itself against the claims of this condominium association, as well as the others, by, among other things, pursuing its defenses of release.

     On or about October 16, 1995, a lawsuit was filed against the Partnership and others in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida, entitled Council of Villages, Inc. et al v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida/JMB Partners, Ltd., Broken Sound Club, Inc., and Country Club Maintenance Association, Inc. (the "Council of Villages" case). The multi-count complaint, as amended, was brought as a class action, and individually, on behalf of various residents of the Broken Sound Community, and alleged that defendants engaged in various acts of misconduct in, among other things, the establishment, operation, management and marketing of the Broken Sound golf course and recreational facilities, as well as the alleged improper failure to turn over said facilities to the Broken Sound homeowners on a timely basis. Plaintiffs sought, through various theories, including but not limited to breach of ordinances, breach of fiduciary duty (constructive trust), individual counts for fraudulent inducement and civil theft, damages in excess of $45 million, the appointment of a receiver for the Broken Sound Club, other unspecified compensatory damages, the right to seek punitive damages, treble damages, prejudgment interest, attorneys' fees and costs.

     On or about July 30, 1996, Savoy v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida/JMB Partners, Ltd., and Broken Sound Club, Inc. was filed against the Partnership and others in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida ("Savoy Case"). The lawsuit was filed as a three-count complaint for dissolution of the Broken Sound Club, Inc. ("Club"), and sought, among other things, the appointment of a custodian or receiver for the Club, a determination that certain acts be deemed wrongful, the return to the Club of in excess of $2.5 million in alleged "operating profits", an injunction against the charging of certain dues, an injunction requiring the Club to produce certain financial statements, and such other relief as the Court deemed just, fair and proper. This lawsuit was consolidated with the Council of Village case.

     In April 1997, the Court issued an order certifying as a class action claims respecting the alleged violation of the Boca Raton ordinances. Both plaintiffs and defendants appealed the certification order. On appeal, the appellate court approved certification of a class action for the following counts: breach of ordinances, breach of fiduciary duty, civil theft (treble damages) and unjust enrichment. The Partnership sought further review of the certification ruling, but relief was denied by the Florida Supreme Court on May 6, 1999. Plaintiffs moved for an appointment of a receiver over the Club. The Partnership moved to strike the motion and the Court granted the Partnership's motion. The Partnership filed a third-party complaint for indemnification and contribution against Disney in these consolidated actions in the event the Partnership was held liable for acts taken by a subsidiary of Disney prior to the Partnership's involvement in the Club and property.

     The parties to the Council of Villages case filed cross motions for summary judgment and other motions on various matters related to the case. The Court granted the Partnership's motions for summary judgment as they relate to: civil theft (treble damages), all of the individual counts for fraudulent inducement, and breach of the City of Boca Raton ordinance regarding open space and PUD regulations of the City. The Court granted the plaintiffs' motion for summary judgment as to the breach of a city ordinance concerning impact fees for parks and recreation purposes. The Court also allowed the plaintiffs to amend their Complaint to seek reimbursement from the Partnership for legal fees and expenses paid by the Partnership's co-defendants in this lawsuit. Currently, defendants' fees are being split among the Country Club Maintenance Association, Inc. ("CCMA"), the Club, and the Partnership. Approximately $5,000,000 in legal fees and expenses have been incurred in the lawsuit as of June 30, 2000.

     The Court issued further orders in the case. The Court denied Disney's motion for summary judgment regarding its obligation to indemnify, the Court finding that there were issues of material fact regarding the circumstances under which Disney must indemnify the Partnership. The Court reconsidered its earlier ruling that Disney had a duty to defend the Partnership in this action and determined that there were issues of fact regarding Disney's duty to defend the Partnership that could not be determined before trial. The Court denied plaintiffs' motion to amend the complaint to obtain punitive damages and plaintiffs' motion for rehearing, reconsideration or clarification with respect to the Court's rulings on the Boca Raton ordinance regarding open space, fraudulent inducement, and civil theft (treble damages). The Partnership's motion for summary judgment as to the breach of fiduciary duty was granted. Finally, the Partnership's motion for summary judgment as to unjust enrichment was denied. Among the matters remaining for trial were the following: damages for breach of the land dedication ordinance; the damages, in any, recoverable for alleged unjust enrichment, including without limitation the alleged damages for return of the fees charged for club membership offset by the value of the club, excessive management fees, and damages from the planting of ficus trees; the Partnership's exposure, if any, for the return of a portion of the attorneys' fees as described above; and the issues arising from the Partnership's third party complaint against Disney.

     On July 13, 2000, the Court gave preliminary approval to a mediated settlement agreement between the Partnership and the plaintiffs in the Counsel of Villages and Savoy cases. On August 3, 2000, the Partnership and Disney entered into an agreement to settle the Partnership's third party complaint against Disney that was filed in the Council of Villages case. Subject to final Court approval, the two agreements collectively provide, among other things, that: (1) the Council of Villages case, including the third party complaint against Disney, and the Savoy case will be dismissed with prejudice and appropriate releases will be executed; (2) the Partnership will pay approximately $2.2 million to the Club, approximately $1.1 million to CCMA, and $1.65 million to the Council of Villages; (3) the Partnership will continue to manage the operations of the Club from January 1 through November 30, 2000 for a management fee of $175,000 and, if the settlement is not closed by December 1, 2000, the management fee will be $15,000 per month for every additional month thereafter; (4) the Club and CCMA agree to limit to $500,000, the amount which they will pay in legal fees and costs for calendar year 2000 in defense of the Council of Villages and Savoy cases and the Partnership will pay any fees and costs in excess of $500,000, which amount the Partnership does not expect to be substantial; (5) the Partnership agrees to forgive certain indebtedness in the approximate amount of $1.2 million owed by the Club; (6) the Partnership agrees to assign 207 unsold Club memberships which the Partnership had held for sale; (7) Disney agrees to pay $900,000 to the Partnership; and (8) the Partnership will provide an interest-free line of credit for the Club's working capital needs, which the Partnership anticipates will not exceed $3.0 million and which will be repaid to the Partnership on October 10, 2000. Notice of the proposed settlement was given to the plaintiff class in July 2000. A hearing seeking final Court approval of the settlement has been scheduled for September 21, 2000. The Court's final approval itself is subject to appeal by any class member who may object to the settlement terms. The Partnership cannot assure that the settlements will receive final approval and be consummated.

     Other than as described above, the Partnership is not subject to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership.


     ITEM 5.  OTHER INFORMATION - GENERAL PARTNER

     GENERAL PARTNER

     The General Partner of the Partnership is Arvida/JMB Managers, Inc., a Delaware corporation. All of its outstanding shares of stock are owned by AF Investors, LLC, a Delaware limited liability company which is substantially owned by Northbrook Corporation, a Delaware corporation ("Northbrook"). A significant majority of the outstanding stock of Northbrook is owned by officers and directors of JMB Realty Corporation, a Delaware corporation ("JMB"), together with members of their families and their affiliates. Substantially all of the shares of JMB are owned by certain of its officers, directors, members of their families and their affiliates. Arvida/JMB Managers, Inc. became the general partner of the Partnership as a result of a merger on March 30, 1990 of an affiliated corporation that was the then general partner of the Partnership into Arvida/JMB Managers, Inc., which, as the surviving corporation of such merger, continues as General Partner. On May 1, 1999, a $20,561,034 portion of a note receivable from Northbrook to Arvida/JMB Managers, Inc. was assigned and distributed to Northbrook. As a result of such assignment and distribution, the remaining note has an outstanding principal balance of $1,000,000 and bears interest at the applicable Federal rate for short-term loans (5.80% as of June 30, 2000). All interest is deferred and is added to the principal balance of the note. On June 30, 2000, a dividend was made in the amount of $28,842. The dividend reduced the balance of deferred interest on the note receivable to zero. The note, as extended, is due June 30, 2001. The General Partner has responsibility for all aspects of the Partnership's operations. The condensed balance sheet of Arvida/JMB Managers, Inc. as of June 30, 2000 is as follows:

                                    Assets

     Cash. . . . . . . . . . . . . . . . . . . . . . . . . .  $   509,854
     Investment in partnerships. . . . . . . . . . . . . . .      977,619
     Other assets. . . . . . . . . . . . . . . . . . . . . .       31,464
                                                              -----------
                                                              $ 1,518,937
                                                              ===========

                                Owner's equity

     Capital stock . . . . . . . . . . . . . . . . . . . . .  $     1,000
     Additional paid-in capital, net of retained deficit
       and dividends . . . . . . . . . . . . . . . . . . . .    2,517,937

     Less: note receivable from Northbrook . . . . . . . . .   (1,000,000)
                                                              -----------
                                                              $ 1,518,937
                                                              ===========


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


        (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  ARVIDA/JMB PARTNERS, L.P.

                  BY:   Arvida/JMB Managers, Inc.
                        (The General Partner)




                        By:    GAILEN J. HULL
                               Gailen J. Hull, Vice President
                        Date:  August 14, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        By:    GAILEN J. HULL
                               Gailen J. Hull, Principal Accounting Officer
                        Date:  August 14, 2000