Form 10-Q/A
period 2000-06-30
ARVIDA JMB PARTNERS L P
filed 2000-08-18
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



                                   FORM 10-Q/A

                                 AMENDMENT NO. 1




                            ARVIDA/JMB PARTNERS, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




Commission File No. 0-16976            IRS Employer Identification
                                             No. 36-3507015




     The undersigned registrant hereby amends the following section of its Report for the quarter ended June 30, 2000 on Form 10-Q as set forth in the pages attached hereto:



                  ITEM 5.  OTHER INFORMATION - GENERAL PARTNER

                                 Pages 24 and 25




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




Dated:  August 18, 2000
club, excessive management fees, and damages from the planting of ficus trees; the Partnership's exposure, if any, for the return of a portion of the attorneys' fees as described above; and the issues arising from the Partnership's third party complaint against Disney.

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

                                     Assets

     Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   509,854
     Investment in partnerships . . . . . . . . . . . . . . . .       977,619
     Other assets . . . . . . . . . . . . . . . . . . . . . . .        31,464
                                                                  -----------
                                                                  $ 1,518,937
                                                                  ===========

                                 Owner's equity

     Capital stock. . . . . . . . . . . . . . . . . . . . . . .   $     1,000
     Additional paid-in capital, net of retained deficit
       and dividends. . . . . . . . . . . . . . . . . . . . . .     2,517,937

     Less: note receivable from Northbrook. . . . . . . . . . .    (1,000,000)
                                                                  -----------
                                                                  $ 1,518,937
                                                                  ===========

     At the annual meeting of the General Partner held on August 8, 2000, Messrs. Judd D. Malkin, Neil G. Bluhm, Burton E. Glazov, Stuart C. Nathan,
A. Lee Sacks and John G. Schreiber were removed as Directors and Gary Nickele was elected as sole Director of the General Partner. In addition to being Directors, Messrs. Malkin, Glazov, Nathan, Sacks and Schreiber had also served as members of the Special Committee of the General Partner's Board of Directors, which had been established to deal with all matters relating to tender offers for Interests in the Partnership as well as certain other matters. Messrs. Malkin and Bluhm remain as Chairman and President, respectively, of the General Partner.


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