Form 10-Q/A
period 2000-06-30
ARVIDA JMB PARTNERS L P
filed 2000-08-23
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                  FORM 10-Q/A

                                AMENDMENT NO. 2




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

                              Pages 17 through 21




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




Dated:  August 23, 2000

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

     The General Partner had established a special committee (the "Special Committee") consisting of certain directors of the General Partner to review and respond to unsolicited tender offers for Interests. During July 2000, Madison Liquidity Investors 100, LLC ("Madison") commenced an offer to acquire up to 4.9% of the outstanding Interests at a purchase price of $240 per Interest (subject to reduction for the amount of transfer costs and the $25 per Interest distribution made in August 2000). The Special Committee determined that the offer is inadequate and not in the best interests of the Holders of Interests. Accordingly, the Special Committee recommended that Holders of Interests reject such offer and not tender their Interests pursuant to such offer. The offer is currently scheduled to expire on September 1, 2000.

     The Partnership has been notified that another party intends to make an unsolicited offer in August 2000 for up to approximately 14,700 Interests (or approximately 3.6% of the outstanding Interests) at a purchase price of $300 per Interest (subject to reduction for the amount of transfer costs and the $25 per Interest distribution made in August 2000). There is no assurance whether any such offer will in fact be made or, if so, whether such offer will be amended, withdrawn or consummated. The General Partner, on behalf of the Partnership, will make a recommendation, if any, in regard to such offer if such offer is made. Reference is made to Part II, Item 5. Other Information - General Partner in this report for information about the General Partners, its Board of Directors and the Special Committee that previously had been established to deal with matters relating to tender offers for Interests.

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