Form 10-Q
period 2000-09-30
ARVIDA JMB PARTNERS L P
filed 2000-11-14
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.   20549



                                   FORM 10-Q



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




For the quarter ended
September 30, 2000                                 Commission file #0-16976




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

                          CONSOLIDATED BALANCE SHEETS




                                    ASSETS
                                    ------

                                              SEPTEMBER 30,   DECEMBER 31,
                                                  2000           1999
                                               (Unaudited)    (See Note)
                                              -------------   -----------

Cash and cash equivalents. . . . . . . . . .   $ 44,340,445    71,965,185
Restricted cash. . . . . . . . . . . . . . .     24,092,659    13,800,070
Trade and other accounts receivable
  (net of allowance for doubtful
  accounts of $383,974 at
  September 30, 2000 and $189,983
  at December 31, 1999). . . . . . . . . . .      5,246,282    27,405,788
Real estate inventories. . . . . . . . . . .    151,501,401   160,011,715
Property and equipment, net. . . . . . . . .     38,564,027    28,306,211
Investments in and advances to
  joint ventures, net. . . . . . . . . . . .        445,435       460,805
Equity memberships . . . . . . . . . . . . .         20,000     1,687,120
Amounts due from affiliates, net . . . . . .        863,817       650,163
Prepaid expenses and other assets. . . . . .      8,409,281     6,215,748
                                               ------------  ------------

          Total assets . . . . . . . . . . .   $273,483,347   310,502,805
                                               ============  ============

                           ARVIDA/JMB PARTNERS, L.P.
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)



                  LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                  ------------------------------------------

                                              SEPTEMBER 30,   DECEMBER 31,
                                                  2000           1999
                                               (Unaudited)    (See Note)
                                              -------------   -----------

Liabilities:
  Accounts payable . . . . . . . . . . . . .   $ 19,537,596    21,692,034
  Deposits . . . . . . . . . . . . . . . . .     38,450,758    29,704,627
  Accrued expenses and other
    liabilities. . . . . . . . . . . . . . .     20,526,980    19,434,618
  Notes and mortgages payable, net . . . . .     20,143,821    30,564,201
                                               ------------  ------------

  Commitments and contingencies

          Total liabilities. . . . . . . . .     98,659,155   101,395,480
                                               ------------  ------------

Partners' capital accounts:
  General Partner and
   Associate Limited Partners:
    Capital contributions. . . . . . . . . .         20,000        20,000
    Cumulative net income. . . . . . . . . .     68,473,115    60,143,692
    Cumulative cash distributions. . . . . .    (66,938,739)  (45,246,973)
                                               ------------  ------------
                                                  1,554,376    14,916,719
                                               ------------  ------------
  Limited Partners:
    Capital contributions,
      net of offering costs. . . . . . . . .    364,841,815   364,841,815
    Cumulative net income. . . . . . . . . .    235,656,136   198,097,006
    Cumulative cash distributions. . . . . .   (427,228,135) (368,748,215)
                                               ------------  ------------
                                                173,269,816   194,190,606
                                               ------------  ------------
          Total partners' capital
            accounts . . . . . . . . . . . .    174,824,192   209,107,325
                                               ------------  ------------

          Total liabilities and
            partners' capital. . . . . . . .   $273,483,347   310,502,805
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

                                               ARVIDA/JMB PARTNERS, L.P.
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      (UNAUDITED)
                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30                    SEPTEMBER 30
                                                         --------------------------     --------------------------
                                                             2000           1999            2000           1999
                                                         -----------     ----------     -----------     ----------
Revenues:
  Housing. . . . . . . . . . . . . . . . . . . . . .     $89,598,153     69,968,421     237,647,949    216,160,801
  Homesites. . . . . . . . . . . . . . . . . . . . .       2,030,727      3,668,494       3,719,539      7,429,458
  Land and property. . . . . . . . . . . . . . . . .         191,575      9,334,832       8,837,577     16,431,608
  Operating properties . . . . . . . . . . . . . . .       3,813,088      3,488,578      12,085,165     12,594,910
  Brokerage and other operations . . . . . . . . . .         825,224      1,622,327       3,390,701     16,019,427
                                                         -----------    -----------     -----------    -----------
        Total revenues . . . . . . . . . . . . . . .      96,458,767     88,082,652     265,680,931    268,636,204
                                                         -----------    -----------     -----------    -----------
Cost of revenues:
  Housing. . . . . . . . . . . . . . . . . . . . . .      70,496,522     55,715,933     188,953,445    172,278,622
  Homesites. . . . . . . . . . . . . . . . . . . . .       2,000,160      2,427,774       3,236,542      4,868,159
  Land and property. . . . . . . . . . . . . . . . .           --         5,406,283       5,120,597      9,565,579
  Operating properties . . . . . . . . . . . . . . .       3,406,569      3,767,841      10,974,047     12,089,893
  Brokerage and other operations . . . . . . . . . .         877,980      1,644,794       3,104,115     14,392,374
                                                         -----------    -----------     -----------    -----------
        Total cost of revenues . . . . . . . . . . .      76,781,231     68,962,625     211,388,746    213,194,627
                                                         -----------    -----------     -----------    -----------
Gross operating profit . . . . . . . . . . . . . . .      19,677,536     19,120,027      54,292,185     55,441,577
Selling, general and administrative
  expenses . . . . . . . . . . . . . . . . . . . . .      (4,609,220)    (4,936,843)    (16,102,961)   (12,722,380)
Legal settlement . . . . . . . . . . . . . . . . . .           --             --              --         9,000,000
                                                         -----------    -----------     -----------    -----------
        Net operating income . . . . . . . . . . . .      15,068,316     14,183,184      38,189,224     51,719,197

Interest income. . . . . . . . . . . . . . . . . . .         735,574        575,081       2,394,157      2,287,224
Equity in earnings of unconsolidated ventures. . . .          84,775        324,116         264,878        999,939
Real estate taxes, net of amounts
  capitalized. . . . . . . . . . . . . . . . . . . .        (329,144)      (523,701)     (1,164,750)    (1,894,506)
                                                         -----------    -----------     -----------    -----------
        Income before extraordinary item . . . . . .      15,559,521     14,558,680      39,683,509     53,111,854





                                               ARVIDA/JMB PARTNERS, L.P.
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)



                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30                    SEPTEMBER 30
                                                         --------------------------     --------------------------
                                                             2000           1999            2000           1999
                                                         -----------     ----------     -----------     ----------
Extraordinary item:
  Gain on extinguishment of debt . . . . . . . . . .           --             --          6,205,044          --
                                                         -----------    -----------     -----------    -----------
        Net income . . . . . . . . . . . . . . . . .     $15,559,521     14,558,680      45,888,553     53,111,854
                                                         ===========    ===========     ===========    ===========

        Income before extraordinary
          item per Limited Partner
          Interest . . . . . . . . . . . . . . . . .     $     18.70          34.49           77.77         128.96
                                                         ===========    ===========     ===========    ===========

        Extraordinary item per
          Limited Partnership Interest . . . . . . .     $     --             --              15.20          --
                                                         ===========    ===========     ===========    ===========

        Net income per Limited Partnership
          Interest . . . . . . . . . . . . . . . . .     $     18.70          34.49           92.97         128.96
                                                         ===========    ===========     ===========    ===========

        Cash distributions per Limited
          Partnership Interest . . . . . . . . . .       $     25.00          30.00          144.76         175.08
                                                         ===========    ===========     ===========    ===========













                The accompanying notes are an integral part of these consolidated financial statements.

                           ARVIDA/JMB PARTNERS, L.P.
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)

                                                   2000           1999
                                               ------------    ----------
Net income . . . . . . . . . . . . . . . . . . $ 45,888,553    53,111,854
Charges (credits) to net income not
 requiring (providing) cash:
  Depreciation and amortization. . . . . . . .    2,333,365     2,484,720
  Equity in earnings of unconsolidated
    ventures . . . . . . . . . . . . . . . . .     (264,878)     (999,939)
  Provision for doubtful accounts. . . . . . .      (23,136)      (54,806)
  Extraordinary gain on extinguishment
    of debt. . . . . . . . . . . . . . . . . .   (6,205,044)        --
  Gain on sale of property and equipment . . .     (182,703)   (2,475,754)
Changes in:
  Restricted cash. . . . . . . . . . . . . . .  (10,292,589)  (10,513,663)
  Trade and other accounts receivable. . . . .   22,182,642   (40,445,981)
  Real estate inventories:
    Additions to real estate inventories . . . (170,707,075) (172,003,967)
    Cost of sales. . . . . . . . . . . . . . .  183,650,926   171,822,838
    Capitalized interest . . . . . . . . . . .   (1,654,189)   (2,897,743)
    Capitalized real estate taxes. . . . . . .   (2,779,348)   (2,345,025)
  Equity memberships . . . . . . . . . . . . .    1,667,120       262,982
  Amounts due from affiliates, net . . . . . .     (213,654)      450,987
  Prepaid expenses and other assets. . . . . .   (2,732,390)      949,730
  Accounts payable, accrued expenses
    and other liabilities. . . . . . . . . . .    2,079,800     8,800,554
  Deposits and unearned income . . . . . . . .    8,746,131    10,062,516
                                               ------------   -----------
          Net cash provided by
            operating activities . . . . . . .   71,493,531    16,209,303
                                               ------------   -----------
Investing activities:
  Additions to property and equipment. . . . .  (12,075,621)   (1,003,119)
  Proceeds from sales of property
    and equipment. . . . . . . . . . . . . . .      206,000     7,086,613
  Joint venture distributions. . . . . . . . .      279,225       832,431
                                               ------------   -----------
          Net cash (used in) provided by
            investing activities . . . . . . .  (11,590,396)    6,915,925
                                               ------------   -----------
Financing activities:
  Proceeds from notes and mortgages
    payable. . . . . . . . . . . . . . . . . .    5,926,311         --
  Payments of notes and mortgages payable. . . (13,282,500) (15,776,630) Distributions to General Partner and
    Associate Limited Partners . . . . . . . .  (21,691,766)   (3,930,998)
  Distributions to Limited Partners. . . . . .  (58,479,920)  (70,730,645)
                                               ------------   -----------
          Net cash used in
            financing activities . . . . . . .  (87,527,875)  (90,438,273)
                                               ------------   -----------
Decrease in Cash and cash equivalents. . . . .  (27,624,740)  (67,313,045)
Cash and cash equivalents,
  beginning of period. . . . . . . . . . . . .   71,965,185    82,103,559
                                               ------------   -----------
Cash and cash equivalents,
  end of period. . . . . . . . . . . . . . . . $ 44,340,445    14,790,514
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

                           ARVIDA/JMB PARTNERS, L.P.
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)


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

GENERAL

     In the opinion of the General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of September 30, 2000 and December 31, 1999 and for the three and nine months ended September 30, 2000 and 1999. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2000.

     Capitalized Interest and Real Estate Taxes

     Interest, including the amortization of loan fees, of $1,654,189 and $2,897,743 was incurred for the nine months ended September 30, 2000 and 1999, respectively, all of which was capitalized. Interest payments, including amounts capitalized, of $1,532,243 and $2,565,635 were made during the nine months ended September 30, 2000 and 1999, respectively. Interest, including the amortization of loan fees, of $534,649 and $898,708 was incurred for the three months ended September 30, 2000 and 1999, respectively, all of which was capitalized. Interest payments, including amounts capitalized, of $402,674 and $695,569 were made during the three months ended September 30, 2000 and 1999, respectively. The decrease in interest incurred and paid during the three and nine month periods ended September 30, 2000 as compared to the same periods in 1999 is due primarily to the overall decrease in the average amount of debt outstanding on the Partnership's term loan.

     Real estate taxes of $3,944,098 and $4,239,531 were incurred for the nine months ended September 30, 2000 and 1999, respectively, of which $2,779,348 and $2,345,025 were capitalized, respectively. Real estate tax payments of $325,847 and $630,586 were made during the nine months ended September 30, 2000 and 1999, respectively. In addition, real estate tax reimbursements totaling $103,732 and $238,498 were received from the Partnership's escrow agent during the nine months ended September 30, 2000 and 1999, respectively. Real estate taxes of $1,306,700 and $1,389,119 were incurred for the three months ended September 30, 2000 and 1999, respectively, of which $977,556 and $865,418 were capitalized, respectively. Real estate tax payments of $122,391 and $199,100 were made during the three months ended September 30, 2000 and 1999, respectively.
In addition, real estate tax reimbursements totaling $13,776 and $40,050 were received from the Partnership's escrow agent during the three months ended September 30, 2000 and 1999, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and other operating properties as these taxes are included in cost of revenues for operating properties.

     Property and Equipment and Other Assets

     Depreciation expense of $1,794,508 and $1,835,756 was recorded for the nine months ended September 30, 2000 and 1999, respectively. Amortization of other assets, excluding loan fees, of $330,524 and $345,714 was recorded for the nine months ended September 30, 2000 and 1999, respectively. Amortization of loan fees, which is included in interest expense, of $208,333 and $303,250 was recorded for the nine months ended September 30, 2000 and 1999, respectively. Depreciation expense of $630,286 and $580,731 was recorded for the three months ended September 30, 2000 and 1999, respectively. Amortization of other assets, excluding loan fees, of $119,582 and $148,884 was recorded for the three months ended September 30, 2000 and 1999, respectively. Amortization of loan fees, which is included in interest expense, of $75,000 and $178,250 was recorded for the three months ended September 30, 2000 and 1999, respectively.

     The increase in Property and equipment at September 30, 2000 as compared to December 31, 1999 on the accompanying consolidated balance sheets is due primarily to the ongoing construction of The Shoppes of Town Center in Weston (see related discussion in Notes and Mortgages Payable, below). Construction of this mixed use retail/office plaza commenced in March 2000 and is expected to be completed in the fourth quarter of 2001. This construction is also the primary cause for the increase in Additions to property and equipment on the accompanying consolidated statements of cash flows for the nine month period ended September 30, 2000 as compared to the nine month period ended September 30, 1999.

     Partnership Distributions

     During August 2000, the Partnership made a distribution for 2000 of $10,100,000 to its Holders of Interests ($25.00 per Interest) and $8,029,766 to the General Partner and Associate Limited Partners, collectively. During February 2000, the Partnership made a distribution for 1999 of $48,361,056 to its Holders of Interests ($119.71 per Interest) and $13,638,944 to the General Partner and Associate Limited Partners, collectively. These distributions are the primary cause for the decrease in Cash and cash equivalents on the accompanying consolidated balance sheets at September 30, 2000 as compared to December 31, 1999.

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

NOTES AND MORTGAGES PAYABLE

     At September 30, 2000, the balances outstanding on the term loan, the revolving line of credit and the letter of credit facility were approximately $14,217,500, $0 and $287,300, respectively. For the nine month period ended September 30, 2000, the combined effective interest rate for the Partnership's credit facilities, including the amortization of loan origination fees and the effect of the interest rate swap agreements, was approximately 9.6% per annum.

     In May 2000, the Partnership closed on a $20 million loan with First Union National Bank for the development and construction of The Shoppes of Town Center in Weston, a mixed use retail/office plaza consisting of approximately 148,000 net leasable square feet. The loan was made to an indirect, majority-owned subsidiary of the Partnership, and the Partnership has guaranteed the obligations of the borrower, subject to a reduction in the guarantee upon the satisfaction of certain conditions. At Septem-ber 30, 2000, the balance outstanding on the loan was approximately $5,926,000. Interest on the loan is payable monthly based on the relevant LIBOR rate plus 1.8% per annum during the first year of the loan. Thereafter, subject to the satisfaction of certain conditions, including, among other things, the lien-free completion of construction of the retail/office plaza by the end of first loan year in May 2001, the loan would be extended for two years and payments of principal and interest would be due on the loan based upon a 25 year loan amortization schedule. The loan may be prepaid in whole or in part at anytime, provided that the borrower pays any costs or expenses of the lender incurred as a result of a prepayment on a date other than the last day of a LIBOR interest period.

TRANSACTIONS WITH AFFILIATES

     The Partnership, subject to certain limitations, may engage affiliates of the General Partner for insurance brokerage and certain other administrative services to be performed in connection with the administration of the Partnership and its assets. The total of such costs for the nine months ended September 30, 2000 was approximately $103,100, all of which was paid as of September 30, 2000. The total of such costs for the nine months ended September 30, 1999 was approximately $227,000.
In addition, the General Partner and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Partnership and the operation of the Partnership's properties. Such costs were approximately $604,100 and $230,300 for the nine months ended September 30, 2000 and 1999, respectively, all of which were paid as of September 30, 2000.

     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salaries and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the nine month period ended September 30, 2000, the amount of such costs incurred by the Partnership on behalf of these affiliates totaled approximately $394,900. At September 30, 2000, approximately $46,000 was owed to the Partnership, all of which was received as of October 20, 2000. For the nine month period ended September 30, 1999, the Partnership was entitled to reimbursements of approximately $598,500.

     For the nine month periods ended September 30, 2000 and 1999, the Partnership reimbursed St. Joe/Arvida Company, L.P. ("St. Joe/Arvida") or its affiliates approximately $4,138,200 and $4,325,000, respectively, for the services provided to the Partnership by St. Joe/Arvida pursuant to a sub-management agreement for development and management supervisory and advisory services (and personnel with respect thereto) to the Partnership. At September 30, 2000, the Partnership owed St. Joe/Arvida approximately $136,500 for services provided pursuant to this agreement, all of which was paid as of October 20, 2000. The Partnership also receives reimbursement from St. Joe/Arvida for certain general and administrative costs including, and without limitation, salaries and salary-related costs relating to work performed by employees of the Partnership on behalf of St. Joe/Arvida. For the nine month periods ended September 30, 2000 and 1999, the Partnership was entitled to reimbursement of such costs totaling approximately $1,341,000 and $1,374,000, respectively, from St. Joe/Arvida or its affiliates. Of this amount, approximately $218,200 was owed to the Partnership at September 30, 2000, all of which was received as of October 20, 2000.

     The Partnership pays for certain general and administrative costs on behalf of its clubs, homeowner associations and maintenance associations (including salaries and salary-related costs and legal fees). The Partnership receives reimbursements from these entities for such costs. For the nine month periods ended September 30, 2000 and 1999, the Partnership was entitled to receive approximately $954,300 and $1,111,600, respectively, from these entities. At September 30, 2000, approximately $34,000 was owed to the Partnership, none of which was received as of October 20, 2000.

     The Partnership, pursuant to certain agreements, provides management and other personnel and services to certain of its equity clubs and homeowners associations. Pursuant to these agreements, the Partnership is entitled to receive management fees for the services provided to these entities. Due to the timing of the cash flows generated from these entities' operations, such fees are typically paid in arrears. For the nine months ended September 30, 2000 and 1999, the Partnership was entitled to receive approximately $377,700 and $763,100, respectively. At
September 30, 2000, approximately $699,400 was unpaid (including amounts owed from the previous year), of which $290,712 was received as of October 20, 2000.

     The Partnership funds working capital advances and operating deficits of its equity clubs, as well as operating deficits of its homeowners associations as required or deemed necessary. The working capital advances are non-interest bearing, short-term in nature, and are expected to be reimbursed from future cash flows of the equity clubs. The funding of operating deficits is expensed by the Partnership. The Partnership also funds, at its option, certain capital expenditures of its equity clubs.
For the nine months ended September 30, 2000, the Partnership was entitled to receive approximately $4,600. At September 30, 2000, approximately $2,800 was owed to the Partnership, none of which was received as of October 20, 2000. The Partnership had previously advanced approximately $1.6 million to the Broken Sound Club, Inc. out of profits generated from the club's operations and payable to the Partnership. In connection with the settlement of certain litigation, the Partnership has agreed to forgive the repayment of this indebtedness. The entire amount of this indebtedness was previously reserved by the Partnership. In connection with such settlement, the Partnership also extended an interest free line of credit to the Club, in the maximum amount of approximately $3.3 million, all of which was repaid as of October 2000. Reference is made to the description of the Council of Villages and Savoy cases in the "Commitments and Contingencies" note for a further discussion of the settlement of the litigation.

     In February 2000, the General Partner and Associate Limited Partners, collectively, received cash distributions in the aggregate amount of $13,638,944. Such amount included approximately $1,259,000 previously deferred by the General Partner and Associate Limited Partners, collectively, out of their share of the August 1997 distribution in connection with the settlement of certain litigation, as well as approximately $6,306,000 of the total $12,541,500 that had previously been deferred pursuant to the terms of the Partnership Agreement. In April and May 2000, distributions of approximately $23,100 were paid or deemed paid to the General Partner and Associate Limited Partners, including approximately $18,900 of net cash flow distributions that had previously been deferred pursuant to the terms of the Partnership Agreement. In August 2000, a distribution of approximately $8,030,000 was made to the General Partner and Associate Limited Partners which included the remaining amount of net cash flow distributions that had previously been deferred of approximately $6,216,600.

     Brokerage and other operations revenues decreased for the three and nine month periods ending September 30, 2000 as compared to the same periods in 1999 due primarily to the sale of the Partnership's resale brokerage operations in Weston, Sawgrass and Boca Raton, Florida to an affiliate of the St. Joe Company in June 1999.

     All amounts receivable from or payable to the General Partner or its affiliates do not bear interest and are expected to be paid in future periods.

EXTRAORDINARY GAIN

     In March 2000, the Partnership closed on the sale of the remaining lots at The Cullasaja Club Community, as well as its remaining equity memberships in the Cullasaja Club to the Cullasaja Club, Inc. and Cullasaja Realty Development, Inc. for a total sales price of approximately $3.0 million. In addition, indebtedness owed to unaffiliated third party lenders, as well as related accrued interest, was extinguished in conjunction with this sale, as the payment of such principal and interest was contingent upon net cash flows generated from the Cullasaja Community. Such cash flows were not achieved, and as a result, the Partnership recorded an extraordinary gain related to the extinguishment of debt of approximately $6.2 million, as reflected on the accompanying consolidated statements of operations. This transaction resulted in a gain for financial reporting purposes and a loss for tax reporting purposes, and also resulted in the decrease in Equity memberships and Notes payable on the accompanying consolidated balance sheets at September 30, 2000 as compared to December 31, 1999.

COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under standby letters of credit and performance bonds for approximately $287,300 and $18,169,000, respectively, at September 30, 2000. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable under performance bonds for approximately $311,300 at September 30, 2000.

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

     The Partnership has been named a defendant in a purported class action entitled Lakes of the Meadow Village Homes, Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight, and Nine Maintenance Associations, Inc., v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. The original complaint was filed on or about November 27, 1995 and an amended complaint, which purports to be a class action, was filed on or about February 28, 1997. In the case, plaintiffs seek damages, attorneys' fees and costs on behalf of the 460 building units they allegedly represent for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs allege that Walt Disney World Company is responsible for liabilities that may arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership is potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs allege breach of building codes and breach of implied warranties. In addition, plaintiffs seek rescission and cancellation of various general releases obtained by the Partnership in the course of the turnover of the Community to the residents. Previously, the trial court had granted the Partnership summary judgment against the plaintiffs' claims, based on the releases obtained by the Partnership. The ruling was reversed on appeal, the appellate court finding that there were issues of material fact which precluded the entry of judgment for the Partnership, and the case was remanded to the trial court for further proceedings. On or about April 9, 1999, plaintiffs supplied a budget estimate for repairs of the alleged defects and damages based on a limited survey of nine buildings only out of a total of 115 buildings. Based on this limited survey and assuming that the same alleged defects and damages show up with the same frequency in the entire 460 units, plaintiffs estimate the total repairs to cost approximately $7.0 million. Based on the allegations of the amended complaint, it would appear that plaintiffs would seek to hold the Partnership responsible for approximately $1.4 million of this amount. Discovery in this litigation is in its early stages. The Partnership has not had an opportunity to examine all of the buildings nor fully assess the alleged merits of the plaintiffs' report. The Partnership is currently being defended by counsel for one of its insurance carriers. The Partnership has agreed in principle to settle the claims brought in connection with Lakes of the Meadows Village Homes Condominium No. 8 Maintenance Association, Inc. for a payment of $155,000 to be funded by one of the Partnership's insurance carriers. The Partnership can give no assurance that the settlement will be consummated. In the event the settlement is not consummated, the Partnership intends to vigorously defend itself against the claims of this condominium association, as well as those made by the other associations, by, among other things, pursuing its defenses of release.

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

     On or about July 30, 1996, Savoy v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida/JMB Partners, Ltd., and Broken Sound Club, Inc. was filed against the Partnership and others in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida ("Savoy" case). The lawsuit was filed as a three-count complaint for dissolution of the Broken Sound Club, Inc. ("Club"), and sought, among other things, the appointment of a custodian or receiver for the Club, a determination that certain acts be deemed wrongful, the return to the Club of an amount of money in excess of $2.5 million in alleged "operating profits", an injunction against the charging of certain dues, an injunction requiring the Club to produce certain financial statements, and such other relief as the Court deemed just, fair and proper. This action was consolidated with the Council of Villages case.

     In April 1997, the Court issued an order certifying as a class action claims respecting the alleged violation of the Boca Raton ordinances. On appeal, the appellate court approved certification of a class action for the following counts: breach of ordinances, breach of fiduciary duty, civil theft (treble damages) and unjust enrichment. The Partnership filed a third party complaint for indemnification and contribution against Disney in these consolidated actions in the event the Partnership was held liable for acts taken by a subsidiary of Disney prior to the Partnership's involvement in the Club and property.

     The parties to the Council of Villages case filed cross motions for summary judgment and other motions on various matters related to the case. The Court granted certain of the plaintiffs' and the Partnership's respective motions for summary judgment. The Court also allowed the plaintiffs to amend their complaint to seek reimbursement from the Partnership of legal fees and expenses paid by the Partnership's co-defendants in this lawsuit. Defendants' fees were split among the Country Club Maintenance Association, Inc. ("CCMA"), the Club, and the Partnership.

Approximately $5,400,000 in legal fees and expenses have been incurred in the lawsuit as of September 30, 2000.

     Among the matters remaining for trial were the following: damages for breach of the land dedication ordinance; the damages, if any, recoverable for alleged unjust enrichment, including without limitation the alleged damages for return of the fees charged for club membership offset by the value of the club, excessive management fees, and from the planting of ficus trees; the Partnership's exposure, if any, for the return of a portion of the attorneys' fees as described above; and the issues arising from the Partnership's third party complaint against Disney.

     On July 13, 2000, the Court gave preliminary approval to a mediated settlement agreement between the Partnership and the plaintiffs in the Council of Villages and Savoy cases. Notice of the proposed settlement was given to the plaintiff class in July 2000. Final Court approval of the settlement occurred on September 21, 2000. The Court's final approval was not appealed. Also, on August 3, 2000, the Partnership and Disney entered into an agreement to settle the Partnership's third party complaint against Disney that was filed in the Council of Villages case. Closing for the settlement agreements occurred on November 8, 2000. The two settlement agreements collectively provide, among other things, that: (1) the Council of Villages case, including the third party complaint against Disney, and the Savoy case will be dismissed with prejudice and appropriate releases will be executed; (2) the Partnership pay approximately $2.2 million to the Club, approximately $1.1 million to CCMA, and $1.65 million to the Council of Villages; (3) the Partnership continue to manage the operations of the Club from January 1 through November 8, 2000 for a management fee of $175,000; (4) the Club and CCMA limit to $500,000 the amount which they pay in legal fees and costs for calendar year 2000 in defense of the Council of Villages and Savoy cases and the Partnership pay any fees and costs in excess of $500,000, which amount the Partnership does not expect to be substantial; (5) the Partnership forgive certain indebtedness in the approximate amount of $1.6 million owed by the Club; (6) the Partnership assign to the Club 207 unsold Club memberships which the Partnership had held for sale; (7) Disney pay $900,000 to the Partnership; and (8) the Partnership provide an interest-free line of credit for the Club's working capital needs, which has been repaid to the Partnership. Pursuant to the settlement, management of the Club was turned over to the members at closing of the settlement agreements.

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

     The Partnership may be responsible for funding certain other ancillary activities for related entities in the ordinary course of business, which the Partnership does not currently believe will have any material adverse effect on its consolidated financial position or results of operations.

     On May 28, 1999, the Partnership entered into an agreement with Disney which resolved all the claims and counterclaims raised in certain litigation related to the Partnership's acquisition of assets from a subsidiary of Disney. Under the terms of the settlement agreement, Disney, among other things, paid the Partnership $9.0 million, which is reflected as Legal settlement on the accompanying consolidated statements of operations for the nine months ended September 30, 1999, and released any claims related to the claims pool. The lawsuit was dismissed on June 3, 1999 pursuant to the terms of the settlement agreement.

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

     At September 30, 2000 and December 31, 1999, the Partnership had unrestricted Cash and cash equivalents of approximately $44,340,000 and $71,965,000, respectively. The decrease in Cash and cash equivalents at September 30, 2000 as compared to December 31, 1999 is due primarily to distributions to partners and Holders of Interests made during 2000 totaling approximately $80,172,000, of which approximately $58,480,000 was distributed to the Holders of Interests ($144.76 per Interest), and approximately $21,692,000 was distributed to the General Partner and Associate Limited Partners, collectively.

     In accordance with the Partnership Agreement, until the Holders of Interests received aggregate distributions equal to their Capital Investments (i.e., $1,000 per Interest), the General Partner and Associate Limited Partners deferred a portion of their distributions of net cash flow from the Partnership totaling approximately $12,541,500 through December 31, 1999. With the distribution made in February 2000, Holders of Interests had received aggregate distributions in excess of their Capital Investments. In addition, in connection with the settlement of certain litigation, the General Partner and Associate Limited Partners deferred approximately $1,259,000 of their share of the August 1997 distribution which was otherwise distributable to them, and such deferred distribution amount was used by the Partnership to pay a portion of the legal fees and expenses in the litigation. The General Partner and Associate Limited Partners were entitled to receive such deferred amount after the Holders of Interests received a specified amount of distributions from the Partnership after July 1, 1996, the remaining amount of which was received by the Holders of Interest as part of their distribution in February 2000. The distribution made in February 2000 to the General Partner and Associate Limited Partners included the $1,259,000 amount of their August 1997 distribution that was previously deferred, as well as approximately $6,306,000 of the approximately $12,541,500 of net cash flow distributions to the General Partner and Associate Limited Partners previously deferred pursuant to the terms of the Partnership Agreement. In April and May, distributions of approximately $23,100 were paid or deemed to be paid to the General Partner and Associate Limited Partners, including approximately $18,900 of net cash flow distributions that had previously been deferred pursuant to the terms of the Partnership Agreement. The distribution made in August 2000 to the General Partner and Associate Limited Partners included the remaining amount of net cash flow distributions that had been previously deferred pursuant to the terms of the Partnership Agreement of approximately $6,212,600.

     At September 30, 2000, the balances outstanding under the term loan, the revolving line of credit and the letter of credit facility were approximately $14,217,500, $0 and $287,300, respectively. Interest on the credit facility is based, at the Partnership's option, on the relevant LIBOR plus 1.75% per annum or the lender's prime rate. The Partnership has interest rate swap agreements that are in effect with respect to approximately $19.2 million, which includes the entire amount currently outstanding under the term loan, as well as a portion of the term loan that has been prepaid. The interest rate swap agreements fix the interest rate at 8.02% and 7.84% with respect to $12,500,000 and $6,666,667, respectively, and expire on July 31, 2001. In November 1998, the Partnership prepaid $7,333,333 of the $12.5 million principal repayment on the term loan scheduled for July 1999. In June 1999, the Partnership paid the remaining $4,166,667 of the $12.5 million repayment scheduled for July 1999, prepaid the additional $6,250,000 principal repayment due in February 2000, and prepaid $3,750,000 of the $12.5 million principal repayment scheduled for July 2000. In March 2000, the Partnership prepaid the remaining $8,750,000 of the $12,500,000 principal repayment scheduled for July 2000. In August 2000, the Partnership prepaid $4,532,500 of the $6,250,000 principal repayment scheduled for February 2001. For the nine months ended September 30, 2000, the combined effective interest rate for the Partnership's credit facilities, including the amortization of loan fees and the effect of the interest rate swap agreements, was approximately 9.6% per annum.

     In May 2000, the Partnership closed on a $20 million loan with First Union National Bank for the development and construction of The Shoppes of Town Center in Weston, a mixed use retail/office plaza consisting of approximately 148,000 net leasable square feet. The loan was made to an indirect, majority-owned subsidiary of the Partnership, and the Partnership has guaranteed the obligations of the borrower, subject to a reduction in the guarantee upon the satisfaction of certain conditions. At
September 30, 2000, the balance outstanding on the loan was approximately $5,926,000. Interest on the loan is payable monthly based on the relevant LIBOR rate plus 1.8% per annum during the first year of the loan. Thereafter, subject to the satisfaction of certain conditions, including, among other things, the lien-free completion of construction of the retail/office plaza by the end of the first loan year in May 2001, the maturity date for the loan would be extended for two years and payments of principal and interest would be due on the loan based upon a 25 year loan amortization schedule. The loan may be prepaid in whole or in part at any time, provided that the borrower pays any costs or expenses of the lender incurred as a result of a prepayment on a date other than the last day of a LIBOR interest period. Construction of The Shoppes of Town Center in Weston commenced in March 2000 and is the primary cause for the increase in Property and equipment on the accompanying consolidated balance sheets at September 30, 2000 as compared to December 31, 1999, as well as the increase in Additions to property and equipment on the accompanying consolidated statements of cash flows for the nine month period ended September 30, 2000 as compared to the nine month period ended September 30, 1999. Construction is expected to be completed in the fourth quarter of 2001. The Partnership expects to seek a modification to the loan for an extension of the one year period for completion of construction currently required under the loan. In the absence of such modification, the Partnership would be required to repay the loan in May 2001. Currently, the property is approximately 73% pre-leased to tenants.

     In March 2000, the Partnership entered into a contract with an unaffiliated third party builder for the bulk sale of the remaining lot inventory, consisting of approximately 103 developed and undeveloped lots, and the sales center at its Water's Edge Community for a sale price of approximately $3.2 million. The contract provides for the lots to be sold in three phases, with the final phase expected to close prior to the end of 2000. The closing of the first phase of 29 lots was completed in March 2000 for approximately $0.7 million. The closing of the second phase of 48 lots and the sales center was completed in September 2000 for approximately $1.6 million. The Partnership recorded a write-down of its related inventory as of December 31, 1999 to reduce the carrying value of Water's Edge to its estimated fair value less selling costs at that date. Accordingly, these transactions resulted in no gain or loss for financial reporting purposes in 2000 and an approximate $2.3 million loss for tax reporting purposes in 2000.

     In March 2000, the Partnership closed on the sale of the remaining lots at The Cullasaja Club Community, as well as its remaining equity memberships in the Cullasaja Club to the Cullasaja Club, Inc. and Cullasaja

Realty Development, Inc. for a total sales price of approximately $3.0 million. In addition, indebtedness owed to unaffiliated third party lenders, as well as related accrued interest, was extinguished in conjunction with this sale, as the payment of such principal and interest was contingent upon net cash flows generated from the Cullasaja Community. Such cash flows were not achieved, and as a result, the Partnership recorded an extraordinary gain related to the extinguishment of debt of approximately $6.2 million, as reflected on the accompanying consolidated statement of operations for the nine month period ended September 30, 2000. The sale of the lot inventory and equity memberships resulted in a gain for financial reporting purposes and a loss for tax reporting purposes, and also resulted in the decrease in Equity memberships and Notes payable on the accompanying consolidated balance sheets at September 30, 2000 as compared to December 31, 1999.

     The General Partner had established a special committee (the "Special Committee") consisting of certain directors of the General Partner to review and respond to unsolicited tender offers for Interests. During July 2000, Madison Liquidity Investors 100, LLC commenced an offer to acquire up to 4.9% of the outstanding Interests at a purchase price of $240 per Interest (subject to reduction for the amount of transfer costs and the $25 per Interest distribution made in August 2000). The Special Committee determined that the offer was inadequate and not in the best interests of the Holders of Interests. Accordingly, the Special Committee recommended that Holders of Interests reject such offer and not tender their Interests pursuant to such offer. The offer expired on September 1, 2000.

     In August 2000, First Commercial Guarantee commenced an offer for up to approximately 14,700 Interests (or approximately 3.6% of the outstanding Interests) at a purchase price of $300 per Interest (subject to reduction for the amount of transfer costs and the $25 per Interest distribution made in August 2000). The General Partner, on behalf of the Partnership, determined that this offer was inadequate and not in the best interests of the Holders of Interests. Accordingly, the General Partner recommended that Holders of Interests reject such offer and not tender their Interests pursuant to such offer.

     In October 2000, Madison Liquidity Investors 111, LLC commenced an offer for up to 4.7% of the outstanding Interests at a purchase price of $300 per Interest (subject to reduction for the amount of transfer costs). The General Partner, on behalf of the Partnership, has determined that this offer is inadequate and not in the best interests of Holders of Interests. Accordingly, the General Partner has recommended that Holders of Interests reject such offer and not tender their Interests pursuant to such offer. This offer is currently scheduled to expire on December 8, 2000.

     Reference is made to Part II, Item 5. Other Information - General Partner in this report for information about the General Partner, its Board of Directors and the Special Committee that previously had been established to deal with matters relating to tender offers for Interests.

RESULTS OF OPERATIONS

     The results of operations for the three and nine months ended September 30, 2000 and 1999, are primarily attributable to the development and sale or operation of the Partnership's assets.

     For the three months ended September 30, 2000, the Partnership (including its consolidated and unconsolidated ventures) closed on the sale of 382 housing units and 58 homesites. This compares to closings in the third quarter of 1999 of 305 housing units, 43 homesites, as well as the country club in its River Hills community and several one-story commercial office buildings in Weston. Outstanding contracts ("backlog") at September 30, 2000, were for 1,131 housing units, 50 homesites and approximately seven acres of developed land. This compares to a backlog at September 30, 1999 of 1,004 housing units, 43 homesites and approximately one acre of developed land.

     The Partnership's remaining Communities are in various stages of development, with estimated remaining build-outs ranging from one to three years. Notwithstanding the estimated duration of the build-outs, the Partnership currently expects to complete its orderly liquidation by October 2002. The Weston Community, located in Broward County, Florida, is in its mature stage of development. The Jacksonville Golf & Country Club and River Hills Country Club Communities in Florida are in their late stages of development, as is the Water's Edge Community in Georgia. Only builder units and equity memberships remain to be sold at Jacksonville Golf & Country Club at September 30, 2000. The Partnership's condominium project on Longboat Key, Florida, known as Arvida's Grand Bay, was completed in 1999, and all units were sold, and closed by February 2000.
In March 2000, the remaining lots and equity club memberships at the Cullasaja Club were sold, and the Partnership entered into a contract for the sale of the remaining lots and the sales center at the Water's Edge Community. Future revenues will be impacted to the extent that there are lower levels of inventories available for sale as the Partnership's remaining Communities approach or undertake their final phases.

     Housing revenues increased for the three and nine month periods ended September 30, 2000 as compared to the same periods in 1999 due primarily to an increase in the number of units closed as well as a change in the mix of products at the Partnership's Weston Community. Revenues generated from the closing of units in Weston account for approximately 94% and 95% of the housing revenues recognized for the three and nine months ended September 30, 2000, respectively. Revenues generated from the closing of units in Weston account for approximately 80% and 74% of the housing revenues recognized for the three and nine months ended September 30, 1999, respectively. The increase in housing revenues was partially offset by decreased revenues at Arvida's Grand Bay due to the Partnership's recognition of approximately $41 million under the percentage-of-completion method in the first nine months of 1999. As discussed above, Arvida's Grand Bay was sold out and construction was completed in 1999. All units were closed by February 2000, which is the primary cause for the decrease in Trade and other accounts receivable on the accompanying consolidated balance sheets at September 30, 2000 as compared to December 31, 1999. Revenues also decreased at the Partnership's River Hills Community due to a decrease in the number of units closed. This decrease is due to a lower amount of inventory available for sale as the Community completes its final stage.

     The Partnership's plan for the Weston Community included an increase in its home building operations, which resulted in a reduced number of lots available for sale to third-party builders. As of December 31, 1999, the Partnership had no remaining lot inventory to be sold in Weston. This is the primary cause for the decrease in homesite revenues for the three and nine month periods ended September 30, 2000 as compared to the same periods in 1999. In March 2000, the Partnership entered into a contract with an unaffiliated third party builder for the bulk sale of the remaining lot inventory, consisting of approximately 103 developed and undeveloped lots, and the sales center at its Water's Edge Community, for a sale price of approximately $3.2 million. The contract provides for the lots to be sold in three phases, with the final phase expected to close prior to the end of 2000. The closing of the first phase of 29 lots was completed in March 2000 for approximately $0.7 million. The closing of the second phase of 48 lots and the sales center was completed in September 2000 for approximately $1.6 million. Revenues generated from the closing of these phases partially offset the decrease in homesite revenues for the three and nine months ended September 30, 2000.

     The decrease in the gross operating profit margin from homesite operations for the three and nine month periods ended September 30, 2000 as compared to the same periods in 1999 is due primarily to the December 1999 write-down to reduce the carrying value of Water's Edge to its estimated fair value less selling costs at that date. As a results of this write-down, subsequent sales in this Community have resulted in no gain or loss for financial reporting purposes.

     Land and property revenues for the nine months ended September 30, 2000 were generated primarily from the sales of the remaining lots and equity memberships at The Cullasaja Club Community, a commercial office building in Boca Raton, Florida, several one-story commercial office buildings in Weston, approximately two acres of developed commercial property in Weston, and the recognition of profits from land sales closed in prior years which had been deferred until the accounting criteria for profit recognition had been met. All land and property revenues recognized during the three months ended September 30, 2000 were the result of deferred profit recognition, resulting in the 100% gross operating profit margin from Land and property operations for the quarter. Revenues generated for the nine months ended September 30, 1999 were generated primarily from the sale of the Partnership's country club in River Hills, several one-story commercial office buildings in Weston, approximately 20 acres of developed commercial property in Weston, as well as the sale of the Partnership's resale brokerage operations in Weston, Sawgrass and Boca Raton, Florida to an affiliate of The St. Joe Company.

     The decrease in revenues from Operating properties for the nine month period ended September 30, 2000 as compared to the same period in 1999 is due primarily to the sale of the Partnership's country club in River Hills in August 1999. This decrease was partially offset by increased membership dues and fees at the Weston Hills Country Club for the three and nine month periods ended September 30, 2000 as compared to the same periods in 1999. This increase in membership dues and fees is also the primary reason for the increase in gross operating profit margins for the three and nine month periods ended September 30, 2000 as compared to the same periods in 1999.

     Brokerage and other operations revenues decreased for the three and nine month periods ended September 30, 2000 as compared to the same periods in 1999 due primarily to the sale of the Partnership's resale brokerage operations in Weston, Sawgrass, and Boca Raton, Florida to an affiliate of The St. Joe Company in June 1999.

     Selling, general and administrative expenses include all marketing costs, with the exception of those costs capitalized in conjunction with the construction of housing units, as well as project and general administrative costs. These expenses are net of the marketing fees received from third party builders. Selling, general and administrative expenses increased for the nine months ended September 30, 2000 as compared to the same period in 1999 due primarily to the recording of anticipated settlement costs in the Council of Villages and Savoy lawsuits in the aggregate amount of approximately $2 million, as well as a legal settlement of $435,000 paid in connection with certain litigation involving River Hills. Selling, general and administrative expenses also increased for the nine month period ended September 30, 2000 as compared to the same period in 1999 due to decreased marketing fees earned from the sale of builder units, primarily in the Weston Community.

     During the first quarter of 1999, the Partnership received an approximate $0.6 million distribution from the Tampa 301 Associates Joint Venture. The amount distributed was in excess of the Partnership's carrying value of its investment in this joint venture. The recognition of income related to this excess distribution is the primary cause for the decrease in Equity in earnings of unconsolidated ventures for the nine month period ended September 30, 2000 as compared to the same period in 1999.

     Real estate taxes decreased for the three and nine month periods ended September 30, 2000 as compared to the same periods in 1999 due primarily to an increase in the amount of real estate taxes eligible for capitalization to real estate inventories.

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

     The Partnership has been named a defendant in a purported class action entitled Lakes of the Meadow Village Homes, Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight, and Nine Maintenance Associations, Inc., v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. The original complaint was filed on or about November 27, 1995 and an amended complaint, which purports to be a class action, was filed on or about February 28, 1997. In the case, plaintiffs seek damages, attorneys' fees and costs on behalf of the 460 building units they allegedly represent for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs allege that Walt Disney World Company is responsible for liabilities that may arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership is potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs allege breach of building codes and breach of implied warranties. In addition, plaintiffs seek rescission and cancellation of various general releases obtained by the Partnership in the course of the turnover of the Community to the residents. Previously, the trial court had granted the Partnership summary judgment against the plaintiffs' claims, based on the releases obtained by the Partnership. The ruling was reversed on appeal, the appellate court finding that there were issues of material fact which precluded the entry of judgment for the Partnership, and the case was remanded to the trial court for further proceedings. On or about April 9, 1999, plaintiffs supplied a budget estimate for repairs of the alleged defects and damages based on a limited survey of nine buildings only out of a total of 115 buildings. Based on this limited survey and assuming that the same alleged defects and damages show up with the same frequency in the entire 460 units, plaintiffs estimate the total repairs to cost approximately $7.0 million. Based on the allegations of the amended complaint, it would appear that plaintiffs would seek to hold the Partnership responsible for approximately $1.4 million of this amount. Discovery in this litigation is in its early stages. The Partnership has not had an opportunity to examine the buildings nor fully assess the alleged merits of the plaintiffs' report. The Partnership is currently being defended by counsel for one of its insurance carriers. The Partnership has agreed in principle to settle the claims brought in connection with Lakes of the Meadows Village Homes Condominium No. 8 Maintenance Association, Inc. for a payment of $155,000 to be funded by one of the Partnership's insurance carriers. The Partnership can give no assurance that the settlement will be consummated. In the event the settlement is not consummated, the Partnership intends to vigorously defend itself against the claims of this condominium association, as well as those made by the other associations, by, among other things, pursuing its defenses of release.

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

     On or about July 30, 1996, Savoy v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida/JMB Partners, Ltd., and Broken Sound Club, Inc. was filed against the Partnership and others in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida ("Savoy Case"). The lawsuit was filed as a three-count complaint for dissolution of the Broken Sound Club, Inc. ("Club"), and sought, among other things, the appointment of a custodian or receiver for the Club, a determination that certain acts be deemed wrongful, the return to the Club of an amount of money in excess of $2.5 million in alleged "operating profits", an injunction against the charging of certain dues, an injunction requiring the Club to produce certain financial statements, and such other relief as the Court deemed just, fair and proper. This lawsuit was consolidated with the Council of Village case.

     In April 1997, the Court issued an order certifying as a class action claims respecting the alleged violation of the Boca Raton ordinances. On appeal, the appellate court approved certification of a class action for the following counts: breach of ordinances, breach of fiduciary duty, civil theft (treble damages) and unjust enrichment. The Partnership filed a third party complaint for indemnification and contribution against Disney in these consolidated actions in the event the Partnership was held liable for acts taken by a subsidiary of Disney prior to the Partnership's involvement in the Club and property.

     The parties to the Council of Villages case filed cross motions for summary judgment and other motions on various matters related to the case. The Court granted certain of the plaintiffs' and the Partnership's respective motions for summary judgment. The Court also allowed the plaintiffs to amend their complaint to seek reimbursement from the Partnership of legal fees and expenses paid by the Partnership's co-defendants in this lawsuit. Defendants' fees were split among the Country Club Maintenance Association, Inc. ("CCMA"), the Club, and the Partnership.

Approximately $5,400,000 in legal fees and expenses have been incurred in the lawsuit as of September 30, 2000.

     Among the matters remaining for trial were the following: damages for breach of the land dedication ordinance; the damages, if any, recoverable for alleged unjust enrichment, including without limitation the alleged damages for return of the fees charged for club membership offset by the value of the club, excessive management fees, and from the planting of ficus trees; the Partnership's exposure, if any, for the return of a portion of the attorneys' fees as described above; and the issues arising from the Partnership's third party complaint against Disney.

     On July 13, 2000, the Court gave preliminary approval to a mediated settlement agreement between the Partnership and the plaintiffs in the Council of Villages and Savoy cases. Notice of the proposed settlement was given to the plaintiff class in July 2000. Final Court approval of the settlement occurred on September 21, 2000. The Court's final approval was not appealed. Also, on August 3, 2000, the Partnership and Disney entered into an agreement to settle the Partnership's third party complaint against Disney that was filed in the Council of Villages case. Closing for the settlement agreements occurred on November 8, 2000. The two settlement agreements collectively provide, among other things, that: (1) the Council of Villages case, including the third party complaint against Disney, and the Savoy case will be dismissed with prejudice and appropriate releases will be executed; (2) the Partnership pay approximately $2.2 million to the

Club, approximately $1.1 million to CCMA, and $1.65 million to the Council of Villages; (3) the Partnership continue to manage the operations of the Club from January 1 through November 8, 2000 for a management fee of $175,000; (4) the Club and CCMA limit to $500,000 the amount which they pay in legal fees and costs for calendar year 2000 in defense of the Council of Villages and Savoy cases and the Partnership pay any fees and costs in excess of $500,000, which amount the Partnership does not expect to be substantial; (5) the Partnership forgive certain indebtedness in the approximate amount of $1.6 million owed by the Club; (6) the Partnership assign to the Club 207 unsold Club memberships which the Partnership had held for sale; (7) Disney pay $900,000 to the Partnership; and (8) the Partnership provide an interest-free line of credit for the Club's working capital needs, which has been repaid to the Partnership. Pursuant to the settlement, management of the Club was turned over to the members at closing of the settlement agreements.

     Other than as described above, the Partnership is not subject to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership.


     ITEM 5.  OTHER INFORMATION - GENERAL PARTNER

     GENERAL PARTNER

     The General Partner of the Partnership is Arvida/JMB Managers, Inc., a Delaware corporation. All of its outstanding shares of stock are owned by AF Investors, LLC, a Delaware limited liability company which is substantially owned by Northbrook Corporation, a Delaware corporation ("Northbrook"). A significant majority of the outstanding stock of Northbrook is owned by officers and directors of JMB Realty Corporation, a Delaware corporation ("JMB"), together with members of their families and their affiliates. Substantially all of the shares of JMB are owned by certain of its officers, directors, members of their families and their affiliates. Arvida/JMB Managers, Inc. became the general partner of the

Partnership as a result of a merger on March 30, 1990 of an affiliated corporation that was the then general partner of the Partnership into Arvida/JMB Managers, Inc., which, as the surviving corporation of such merger, continues as General Partner. On May 1, 1999, a $20,561,034 portion of a note receivable from Northbrook to Arvida/JMB Managers, Inc. was assigned and distributed to Northbrook. As a result of such assignment and distribution, the remaining note has an outstanding principal balance of $1,000,000 and bears interest at the applicable Federal rate for short-term loans (5.80% as of September 30, 2000). All interest is deferred and is added to the principal balance of the note. On June 30, 2000, a dividend was made in the amount of $28,842. The dividend reduced the balance of deferred interest on the note receivable to zero. The note, as extended, was due June 30, 2001. In conjunction with the affiliates' purchase of AF Investors, LLC's stock in Arvida/JMB Managers, Inc., the $1 million outstanding principal balance of the note receivable was assigned and distributed to Northbrook. The General Partner has responsibility for all aspects of the Partnership's operations. The condensed balance sheet of Arvida/JMB Managers, Inc. as of September 30, 2000 is as follows:

                                    Assets

     Cash. . . . . . . . . . . . . . . . . . . . . . . . . .  $   659,462
     Investment in partnerships. . . . . . . . . . . . . . .      832,580
     Other assets. . . . . . . . . . . . . . . . . . . . . .      887,446
                                                              -----------
                                                              $ 2,379,488
                                                              ===========

                                  Liabilities

     Accounts payable. . . . . . . . . . . . . . . . . . . .  $   132,350

                                Owner's equity

     Capital stock . . . . . . . . . . . . . . . . . . . . .        1,000
     Additional paid-in capital, net of retained deficit
       and dividends . . . . . . . . . . . . . . . . . . . .    2,246,138
                                                              -----------
                                                              $ 2,379,488
                                                              ===========

     At the annual meeting of the General Partner held on August 8, 2000, Messrs. Judd D. Malkin, Neil G. Bluhm, Burton E. Glazov, Stuart C. Nathan,
A. Lee Sacks and John G. Schreiber were removed as Directors and Gary Nickele, who is a Vice President of the General Partner, was elected as sole Director of the General Partner. In addition to being Directors, Messrs. Malkin, Glazov, Nathan, Sacks and Schreiber had also served as members of the Special Committee of the General Partner's Board of Directors, which had been established to deal with all matters relating to tender offers for Interests in the Partnership as well as certain other matters. Messrs. Malkin and Bluhm remain as Chairman and President, respectively, of the General Partner.

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


                  ARVIDA/JMB PARTNERS, L.P.

                  BY:   Arvida/JMB Managers, Inc.
                        (The General Partner)




                        By:    GAILEN J. HULL
                               Gailen J. Hull, Vice President
                        Date:  November 10, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        By:    GAILEN J. HULL
                               Gailen J. Hull, Principal Accounting Officer
                        Date:  November 10, 2000