Form 10-K
period 2000-12-31
ARVIDA JMB PARTNERS L P
filed 2001-03-30
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For the Fiscal Year
Ended December 31, 2000                    Commission file no. 0-16976


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


PART II

Item 5.      Market for the Partnership's Limited
             Partnership Interests and
             Related Security Holder Matters . . . . . . . . . 10

Item 6.      Selected Financial Data . . . . . . . . . . . . . 11

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . . . 13

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk . . . . . . . . . . 22

Item 8.      Financial Statements and
             Supplementary Data. . . . . . . . . . . . . . . . 23

Item 9.      Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure. . . . . . . . . . . . . . . 55


PART III

Item 10.     Director and Executive Officers of
             the Registrant. . . . . . . . . . . . . . . . . . 55

Item 11.     Executive Compensation. . . . . . . . . . . . . . 57

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management. . . . . . . . . 60

Item 13.     Certain Relationships and
             Related Transactions. . . . . . . . . . . . . . . 61


PART IV

Item 14.     Exhibits, Financial Statement
             Schedules, and Reports on Form 8-K. . . . . . . . 62


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . 65

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

     The assets of the Partnership have consisted principally of interests in land in the process of being developed into master-planned residential communities (the "Communities") and, to a lesser extent, commercial properties; accounts receivable; construction, brokerage and other support businesses; real estate assets held for investment and certain club and recreational facilities. The Partnership has been principally engaged in the development of comprehensively planned resort and primary home Communities containing a diversified product mix designed for the middle and upper income segments of the various markets in which the Partnership operates. In addition, the Partnership, directly or through certain subsidiaries, has provided development and management services to the homeowners associations within the Communities.

       Within the Communities, the Partnership has constructed, or caused to be constructed, a variety of products, including single-family homes, townhouses and condominiums to be developed for sale, as well as related commercial and recreational facilities. The Communities were located primarily throughout the state of Florida, with Communities also located near Atlanta, Georgia and Highlands, North Carolina. Additional undeveloped properties owned by the Partnership in or near its Communities have been or are being be developed as retail and/or office properties. The Partnership has also owned or managed certain club and recreational facilities within certain of its Communities. Certain assets located in Florida were acquired by the Partnership by purchasing a 99.9% interest in a joint venture partnership in which the General Partner acquired the remaining joint venture partnership interest. In addition, other assets are or were owned by various partnerships, the interests of which have been held by certain indirect subsidiaries of the Partnership and by the Partnership. The Partnership, directly or through certain subsidiaries, has also provided development and management services to the homeowners associations within the Communities. In addition, the Partnership has sold individual residential lots and parcels of partially developed and undeveloped land. The third-party builders and developers to whom the Partnership has sold homesites and land parcels are generally smaller local builders who require project specific financing for their developments and whose operations have been more susceptible to fluctuations in the availability and terms of financing.

     Pursuant to a management agreement with the Partnership, through December 31, 1997, Arvida Company ("Arvida"), an affiliate of the General Partner, provided development and management supervisory and advisory services and the personnel therefor to the Partnership for all of its projects and operations, subject, in each case, to the overall control of the General Partner on behalf of the Partnership. In November 1997, The St. Joe Company, an unaffiliated third party, completed its acquisition of a majority interest in St. Joe/Arvida Company, L.P. ("St. Joe/Arvida"), which acquired the major assets of Arvida. In connection with this transaction, Arvida entered into a sub-management agreement with St. Joe/Arvida, effective January 1, 1998, whereby St. Joe/Arvida provides (and is reimbursed for) a substantial portion of the development and management supervisory and advisory services (and personnel with respect thereto) to the Partnership that Arvida would otherwise provide pursuant to its management agreement with the Partnership. Effective January 1, 1998, St. Joe/Arvida employed most of the same personnel previously employed by Arvida, and the services provided to the Partnership pursuant to the sub-management agreement generally have been provided by the same personnel. Affiliates of JMB Realty Corporation own a minority interest in St. Joe/Arvida. The transaction did not involve the sale of any assets of the Partnership, nor the sale of the General Partner's interest in the Partnership.

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

     The remaining Communities are in various stages of development. The remaining estimated build-out times for the Communities still under development range from one to two years. Notwithstanding the estimated duration of the remaining build-outs, the Partnership currently expects to complete an orderly liquidation of its remaining assets by October 2002, with winding up and final distribution of any residual funds in 2004. The Partnership generally has followed the practice with respect to Communities of (i) developing an overall master plan for the Community, (ii) creating a unifying architectural theme that is consistent with the Community's master plan, (iii) offering a variety of recreational facilities, (iv) imposing architectural standards and other property restrictions on residents and third-party developers, in order to enhance the long-term value of the Community, (v) establishing property owners' associations to maintain compliance with architectural, landscaping and other requirements and to provide for ownership and maintenance of certain facilities, and/or (vi) operating and controlling access to golf, tennis and other recreational facilities.

     The Partnership's development approach, individually or by joint venture, has been intended to enhance the value of real estate in successive phases. The first step in the development of a property has been to design a Community master plan that addresses the appropriate land uses and product mix, including residential, recreational and, where appropriate, commercial and industrial uses. The Partnership then sought to obtain the necessary regulatory and environmental approvals for the development of the Community in accordance with the master plan. This approval process has been a major factor in determining the viability and prospects for profitability of the Partnership's development projects.

     In addition, prior to or contemporaneously with zoning approval, the Partnership, if subject to the applicable filing requirements, has been required to obtain "Development of Regional Impact" ("DRI") approval from the applicable local governmental agency after review and recommendations from the appropriate regional planning agency, with oversight by the Florida State Department of Community Affairs. Receipt of DRI approval was a prerequisite to obtaining zoning, platting, building permits or other approvals required to begin development or construction. Obtaining such approvals can involve substantial periods of time and expense and may result in the loss of desired densities, and approvals may need to be resubmitted if there is any subsequent deviation in current approved plans.

The process may also require committing land for public use and payment of substantial impact fees. In addition, state laws generally provide further that a parcel of land cannot be subdivided into distinct segments without having a plat filed and finalized with the local or municipal authority, which, in general, requires the approval of various local agencies, such as environmental and public works departments. In addition, the Partnership must secure the actual permits for development from applicable Federal (e.g., the Army Corps of Engineers and/or the Environmental Protection Agency with respect to coastal and wetlands developments, including dredging of waterways) and state or local agencies, including construction, dredging, grading, tree removal and water management and drainage district permits. The Partnership may, in the process of obtaining such permits or approvals for platting or construction activities, incur delays or additional expenses; however, such permits and approvals have been customarily obtained in conjunction with the development process. Failure to obtain or maintain necessary approvals, or rejection of submitted plans, would result in an inability to develop the Community as originally planned and would cause the Partnership to reformulate development plans for resubmission, which might result in a failure to increase, or a loss of, market value of the property. The foregoing discussion and the discussion which follows also have been generally applicable to the Partnership's commercial and industrial developments.

     Upon receipt of all approvals and permits required to be obtained by the Partnership for a specific Community, other than actual approvals or permits for final platting and/or construction activities, the Partnership has applied for the permits and other approvals necessary to undertake the construction of infrastructure, including roads, water and sewer lines and amenities such as lakes, clubhouses, golf courses, tennis courts and swimming pools. These expenditures for infrastructure and amenities have been generally significant and were usually required early in the development of a Community project, although the Partnership has attempted, to the extent feasible, to develop Communities in a phased manner. See
Note 11 for further discussion regarding Tax Increment Financing Entities and their involvement with infrastructure improvements.

     Certain of the Florida Communities have applied for and have been designated as Planned Unit Development ("PUD") by the local zoning authority (usually the governing body of the municipality or the county in which the Community is or will be located). Designation as a PUD generally establishes permitted densities (i.e., the number of residential units which may be constructed) with respect to the land covered thereby and, upon receipt, enables the developer to proceed in an orderly, planned fashion. Generally, such PUD approvals permit flexibility between single-unit and multi-unit products since the developer can plan Communities in either fashion as long as permitted densities are not exceeded. As a consequence, developments with PUD status are able to meet changing demand patterns in housing through such flexibility. It should be noted that some of the Communities, while not having received PUD approval, have obtained the necessary zoning approvals to create a planned community development with many of the benefits of PUD approval such as density shifting.

     In developing the infrastructure and amenities of its Communities and building its own housing products, the Partnership has functioned as a general contractor although it has also from time to time hired firms for general contracting work. The Partnership generally has followed the practice of hiring subcontractors, architects, engineers and other professionals on a project-by-project basis rather than maintaining in-house capabilities, principally to be able to select the subcontractors and consultants it believed were most suitable for a particular development project and to control fixed overhead costs. Although the General Partner does not expect the Partnership to be faced with any significant material or labor shortages, the construction industry in general has on occasion experienced serious difficulties in obtaining certain construction materials and in having available a sufficiently large and adequately trained work force.

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

     Certain of the Communities and operations have been owned by the Partnership jointly with third parties. Such investments by the Partnership were generally in partnerships or ventures which owned and operated a particular property in which the Partnership or an affiliate (either alone or with an affiliate of the General Partner) had an interest.

     The principal assets in which interests have been acquired by the Partnership are described in more detail under Item 2 below to which reference is hereby made for a description of such assets.

     The Partnership's real properties are subject to competition from similar types of properties in the vicinities in which they are located, including properties owned, advised or managed by affiliates of the General Partner. The Partnership had no real estate assets located outside of the United States.

     In the opinion of the General Partner of the Partnership, all of the investment properties held at December 31, 2000 are adequately insured.

     The Partnership currently owns no patents, trademarks, licenses or franchises other than those trademarks and tradenames in respect of the names of certain of its Communities. The Arvida name and the service marks with respect to the Arvida name were owned by Arvida, subject to the Partnership's non-exclusive right to use the Arvida name and service marks under a license agreement with Arvida (and subject to the non-exclusive rights of certain third parties to the use of the name). As discussed above, St. Joe/Arvida acquired the major assets of Arvida, including the Arvida name and service marks with respect to the Arvida name. In connection with the acquisition of Arvida's assets, St. Joe/Arvida was assigned Arvida's rights and obligations under the license agreement with the Partnership.

     The Partnership has approximately 547 employees.

     The terms of transactions between the Partnership and the General Partner and its affiliates are set forth in Items 10, 11, 12 and 13 filed with this annual report to which reference is hereby made for a description of such terms and transactions.


ITEM 2.  PROPERTIES

     The principal assets developed or managed by the Partnership, currently or during the past five years, are described below. The acreage amounts set forth herein are approximations of the gross acreage of the Communities or other properties referred to or described and are not necessarily indicative of the net developable acreage currently owned by the Partnership or its joint ventures. All of the Partnership's remaining properties are subject to mortgages to secure the repayment of the Partnership's indebtedness as discussed in detail in Note 7.

     (a)  Palm Beach County, Florida

     The Partnership owned property in Broken Sound, a 970-acre Community located in Boca Raton. The Community offered a wide range of residential products built by the Partnership or third-party builders, all of which were sold and closed as of December 31, 1995. Reference is made to Item 3. Legal Proceedings for a discussion of the Partnership's assignment of its remaining equity interests in the Broken Sound Club.

     (b)  Broward County, Florida

     The Partnership owns property in Weston, a 7,500-acre Community which is in its late-stage of development. The Community offers a complete range of housing products built by the Partnership or third-party builders, as well as tennis, swim and fitness facilities and two-18 hole golf courses. In addition, the Partnership owns commercial land, portions of which are currently under development, located in the Weston Community. Reference is made to Note 11 for a discussion of the Partnership's use of certain tax-exempt financing in connection with the development of the Weston Community.

     (c)  Sarasota / Tampa, Florida

     The Partnership owned property known as Arvida's Grand Bay on Longboat Key, which is a barrier island on Florida's west coast, approximately four miles from downtown Sarasota and seven miles from Sarasota/Bradenton airport. The property consists of six condominium buildings, all of which were sold and closed by January 2000. The Partnership also owns property in a Community in the Tampa area known as River Hills Country Club, which is a 1,200-acre Community in its final stage of development.

     (d)  Jacksonville, Florida

     The Partnership owned property in two Communities in Ponte Vedra Beach, Florida, twenty-five miles from downtown Jacksonville, known as Sawgrass Country Club and The Players Club at Sawgrass. All units in these Communities were sold and closed as of December 31, 1996. The Partnership also owned property in a 730-acre Community known as the Jacksonville Golf & Country Club, which is nearing completion, with only builder units remaining to be sold.

     (e)  Atlanta, Georgia

     The Partnership owned property in the Atlanta, Georgia area known as Water's Edge. Reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Partnership's sale of the remaining lot inventory in Water's Edge. The Partnership also owned property in the Atlanta area known as Dockside. All of the units in the Dockside Community were sold and closed as of December 31, 1996.

     (f) Highlands, North Carolina

     The Partnership owned a 600-acre Community near Highlands, North Carolina known as The Cullasaja Club. The Partnership sold and closed on all of the remaining lots at The Cullasaja Club, as well as its remaining equity memberships in the Cullasaja Club as of December 31, 2000. Reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion regarding the sale of the remaining lots and equity memberships at Cullasaja Club.

     (g)  Other

      Through joint venture interests, the Partnership also owns commercial property in Ocala Florida, which is not located in its residential Communities.

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

     The Partnership has been named a defendant in a purported class action entitled Lakes of the Meadow Village Homes, Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight and Nine Maintenance Associates, Inc.,
v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. The original complaint was filed on or about November 27, 1995 and an amended complaint, which purports to be a class action, was filed on or about February 28, 1997. In the case, plaintiffs seek damages, attorneys' fees and costs on behalf of the 460 building units they allegedly represent for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs allege that Walt Disney World Company is responsible for liabilities that may arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership is potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs allege breach of building codes and breach of implied warranties. In addition, plaintiffs seek rescission and cancellation of various general releases obtained by the Partnership in the course of the turnover of the community to the residents. Previously, the trial court had granted the Partnership summary judgment against the plaintiffs' claims, based on the releases obtained by the Partnership. The ruling was reversed on appeal, the appellate court finding that there were issues of material fact, which precluded the entry of judgment for the Partnership, and the case was remanded to the trial court for further proceedings. On or about April 9, 1999, plaintiffs supplied a budget estimate for repairs of the alleged defects and damages based on a limited survey of nine buildings, only, out of a total of 115 buildings. Based on this limited survey and assuming that the same alleged defects and damages show up with the same frequency in the entire 460 buildings, plaintiffs estimate the total repairs to cost approximately $7.0 million. Based on the allegations of the amended complaint, it would appear plaintiffs would seek to hold the Partnership responsible for approximately $1.4 million of this amount. Discovery in this litigation is in its early stages. The Partnership has not had an opportunity to examine all of the buildings nor fully assess the alleged merits of the plaintiffs' report. The Partnership is currently being defended by counsel for one of its insurance carriers. The Partnership has agreed in principle to settle the claims brought in connection with Lakes of the Meadows Village Homes Condominium No. 8 Maintenance Association, Inc. for a payment of $155,000 to be funded by one of the Partnership's insurance carriers. The Partnership can give no assurance that the settlement will be consummated. In the event the settlement is not consummated, the Partnership intends to vigorously defend itself against the claims of this condominium association, as well as those made by the other associations, by, among other things, pursuing its defenses of release.

     (B) On or about October 16, 1995, a lawsuit was filed against the Partnership and others in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida, entitled Council of Villages, Inc. et al. v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida/JMB Partners, Ltd., Broken Sound Club, Inc., and Country Club Maintenance Association, Inc. (the "Council of Villages" case). The multi-count complaint, as amended, was brought as a class action, and individually, on behalf of various residents of the Broken Sound Community, and alleged that defendants engaged in various acts of misconduct in, among other things, the establishment, operation, management and marketing of the Broken Sound golf course and recreational facilities, as well as the alleged improper failure to turn over such facilities to the Broken Sound homeowners on a timely basis. Plaintiffs sought, through various theories, including but not limited to breach of ordinances, breach of fiduciary duty (constructive trust), individual counts for fraudulent inducement, and civil theft, damages in excess of $45 million, the appointment of a receiver for the Broken Sound Club, other unspecified compensatory damages, the right to seek punitive damages, treble damages, prejudgment interest, attorneys' fees and costs.

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

     In April 1997, the Court issued an order certifying as a class action claims respecting the alleged violation of the Boca Raton ordinances. On appeal, the appellate court approved certification of a class action for the following counts: breach of ordinances, breach of fiduciary duty, civil theft (treble damages), and unjust enrichment. The Partnership filed a third party complaint for indemnification and contribution against Disney in these consolidated actions in the event the Partnership were held liable for acts taken by a subsidiary of Disney prior to the Partnership's involvement in the Club and property.

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

Approximately $6,100,000 in legal fees and expenses were incurred in the lawsuit as of December 31, 2000.

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

     On July 13, 2000, the Court gave preliminary approval to a mediated settlement agreement between the Partnership and the plaintiffs in the Council of Villages and Savoy cases. Notice of the proposed settlement was given to the plaintiff class in July 2000. Final Court approval of the settlement occurred on September 21, 2000. The Court's final approval was not appealed. Also, on August 3, 2000, the Partnership and Disney entered into an agreement to settle the Partnership's third party complaint against Disney that was filed in the Council of Villages case. Closing for the settlement agreements occurred on November 8, 2000. In accordance with the two settlement agreements, the following actions, among others, took place:

(1) the Council of Villages case, including the third party complaint against Disney, and the Savoy case were dismissed with prejudice and appropriate releases were executed; (2) the Partnership paid approximately $2.2 million to the Club, approximately $1.1 million to CCMA, and $1.65 million to the Council of Villages; (3) the Partnership continued to manage the operations of the Club from January 1 through November 8, 2000 for a management fee of $175,000; (4) the Club and CCMA limited to $500,000 the amount which they agreed to pay in legal fees and costs for calendar year 2000 in defense of the Council of Villages and Savoy cases and the Partnership agreed to pay any fees and costs in excess of $500,000, which amount the Partnership does not expect to be substantial; (5) the Partnership forgave certain indebtedness in the approximate amount of $1.6 million owed by the Club; (6) the Partnership assigned to the Club 207 unsold Club memberships which the Partnership had held for sale; (7) Disney paid $900,000 to the Partnership; and (8) the Partnership provided an interest-free line of credit for the Club's working capital needs, which has been repaid to the Partnership. Pursuant to the settlement, management of the Club was turned over to the members at closing of the settlement agreements.

     Other than as described above, the Partnership is not subject to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1999 and 2000.

                                   PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS
              AND RELATED SECURITY HOLDER MATTERS


     As of December 31, 2000, there were 16,935 record Holders of the 404,000 Interests outstanding in the Partnership. There is no public market for Interests, and it is not anticipated that a public market for Interests will develop. Upon request, the General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. However, there are restrictions governing the transferability of these Interests as described in "Transferability of Partnership Interests" on pages A-31 to A-33 of the Partnership Agreement and limitations on the rights of assignees of Holders of Interests as described in Sections 3 and 4 of the Assignment Agreement, which are hereby incorporated by reference to Exhibit 99.1 to this report.

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

     Reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of unsolicited tender offers from unaffiliated third parties.

ITEM 6.  SELECTED FINANCIAL DATA

                                             ARVIDA/JMB PARTNERS, L.P.
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                   DECEMBER 31, 2000, 1999, 1998, 1997 AND 1996

                         (NOT COVERED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT'S REPORT)


                                 2000           1999            1998            1997          1996
                            -------------  -------------     -----------   ------------   ------------

Total revenues . . . . . .   $394,311,794    373,650,257     351,125,675    355,904,056    342,813,269
                             ============   ============    ============   ============   ============

Net operating
 income. . . . . . . . . .   $ 61,178,599     71,663,297      64,437,327     47,146,182     29,301,748
                             ============   ============    ============   ============   ============
Extraordinary item:
  Gain on extinguish-
    ment of debt . . . . .   $  6,205,044          --              --             --             --
                             ============   ============    ============   ============   ============
Equity in earnings
 (losses) of uncon-
 solidated ventures. . . .   $    275,580      1,083,804         335,893        211,217       (177,864)
                             ============   ============    ============   ============   ============
Net income . . . . . . . .   $ 70,031,711     73,998,442      65,862,245     46,558,308     28,011,424
                             ============   ============    ============   ============   ============
Net income per
 Interest (a). . . . . . .   $     142.13         147.73          148.02         105.30          67.47
                             ============   ============    ============   ============   ============
Total assets (b) . . . . .   $276,955,390    310,502,805     316,367,480    326,622,856    340,640,143
                             ============   ============    ============   ============   ============
Total liabilities (b). . .   $ 77,988,040    101,395,480     106,596,954    129,384,146     90,988,318
                             ============   ============    ============   ============   ============
Cash distributions
 per Interest (c). . . . .   $     144.76         175.08          125.06         235.04          25.85
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

    (c) Cash distributions from the Partnership are generally not equivalent to Partnership income as determined for Federal income tax purposes or as determined under generally accepted accounting principles. Cash distributions to the Holders of Interests reflect distributions paid during the calendar year, a portion of which represents a return of capital for Federal income tax purposes. During January 2001, the Partnership made a distribution for 2000 of $40,400,000 to its Holders of Interests ($100.00 per Interest). During February 2000, the Partnership made a distribution for 1999 of $48,361,056 to its Holders of Interests ($119.71 per Interest).

During August 2000, the Partnership made a distribution of $10,100,000 to its Holders of Interests ($25.00 per Interest). In addition, during 2000, distributions totaling $18,864 (approximately $.05 per Interest) were deemed to be paid to the Holders of Interest, all of which was remitted to North Carolina tax authorities on their behalf for the 1999 non-resident withholding tax. During February 1999, the Partnership made a distribution for 1998 of $58,580,000 to its Holders of Interests ($145.00 per Interest).

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Pursuant to Section 5.5J of the Partnership Agreement, on October 23, 1997, the Board of Directors of the General Partner met and approved a resolution selecting the option set forth in Section 5.5J(i)(c) of the Partnership Agreement for the Partnership to commence an orderly liquidation of its remaining assets that is to be completed by October 2002.

     At December 31, 2000 and 1999, the Partnership had unrestricted cash and cash equivalents of approximately $68,979,000 and $71,965,000, respectively. At February 28, 2001, the Partnership had unrestricted cash and cash equivalents of approximately $32,192,000. Cash and cash equivalents were available for future debt service, working capital requirements and distributions to partners and Holders of Interests. The source of both short-term and long-term future liquidity is expected to be derived primarily from the sale of housing units and land parcels, and, to a limited extent, through certain project financing as discussed below.

     The Partnership was able to generate significant cash flow before debt service during each of the five years ended December 31, 2000. The Partnership utilized this cash flow to pay off its term loan, make distributions to its partners and Holders of Interests, and maintain its cash reserves. During January 2001, the Partnership made a distribution for 2000 of $40,400,000 to its Holders of Interests ($100.00 per Interest) and $4,488,889 to its General Partners and Associate Limited Partners, collectively. During August 2000, the Partnership made a distribution of $10,100,000 to its Holders of Interests ($25.00 per Interest) and $8,029,766 to its General Partners and Associate Limited Partners, collectively. During February 2000, the Partnership made a distribution for 1999 of $48,361,056 to its Holders of Interests ($119.71 per Interest) and $13,638,944 to its General Partner and Associate Limited Partners, collectively. In addition, during 2000, distributions totaling $18,864 (approximately $.05 per Interest) were deemed to be paid to the Holders of Interest, all of which was remitted to North Carolina tax authorities on their behalf for the 1999 non-resident withholding tax, and a distribution of approximately $23,100 was also paid or deemed to be paid to the General Partner and Associate Limited Partners collectively. During August 1999, the Partnership made a distribution for 1999 of $12,120,000 to its Holders of Interests ($30.00 per Interest) and $673,326 to its General Partner and Associate Limited Partners, collectively. In addition, during 1999, distributions totaling $30,645 (approximately $.08 per Interest) were deemed to be paid to the Holders of Interests, all of which was remitted to North Carolina tax authorities on their behalf for the 1998 non-resident withholding tax. Distributions totaling $3,265 were also paid or deemed to be paid during 1999 to the General Partner and Associate Limited Partners, collectively, all of which was also remitted to the North Carolina tax authorities on their behalf. During March 1999, the Partnership made a distribution for 1998 of $58,580,000 to its Holders of Interests ($145.00 per Interest) and $3,254,407 to its General Partner and Associate Limited Partners, collectively. During September 1998, the Partnership made a distribution of $20,200,000 to its Holders of Interest ($50.00 per Interest) and $1,122,209 to its General Partner and Associate Limited Partners, collectively. During February 1998, the Partnership made a distribution for 1997 of $30,300,000 to its Holders of Interests ($75.00 per Interest) and $1,683,314 to the General Partner and Associate Limited Partners, collectively. In addition, during 1998, distributions totaling $22,705 (approximately $.06 per Interest) were deemed to be paid to the Holders of Interests, all of which was remitted to North Carolina tax authorities on their behalf for the 1997 non-resident withholding tax. Distributions totaling $2,201 were also paid or deemed to be paid during 1998 to the General Partner and Associate Limited Partners, collectively, all of which was also remitted to the North Carolina tax authorities on their behalf.

     In accordance with the Partnership Agreement, until the Holders of Interests received aggregate distributions equal to their Capital Investments (i.e., $1,000 per Interest), the General Partner and Associate Limited Partners deferred a portion of their distributions of net cash flow from the Partnership totaling approximately $12,541,000 through December 31, 1999. In addition, in connection with the settlement of certain litigation, the General Partner and the Associate Limited Partners deferred approximately $1,259,000 of their share of the August 1997 distribution which was otherwise distributable to them, and such deferred distribution amount was used by the Partnership to pay a portion of the legal fees and expenses in such litigation. The General Partner and Associate Limited Partners were entitled to receive such deferred amount after the Holders of Interests received a specified amount of distributions from the Partnership after July 1, 1996, the remaining amount of which was received by the Holders of Interest as part of their distribution in February 2000. With the distribution made in February 2000, Holders of Interests had received aggregate distributions in excess of their Capital Investments. The distribution made in February 2000 to the General Partner and Associate Limited Partners included the $1,259,000 amount of their August 1997 distribution that was previously deferred as well as $6,305,844 of the approximately $12,541,500 of net cash flow distributions to the General Partner and Associate Limited Partners previously deferred pursuant to the terms of the Partnership Agreement. In April and May 2000, distributions of approximately $23,100 were paid or deemed paid to the General Partner and Associate Limited Partners, including approximately $18,900 of net cash flow distributions that had previously been deferred pursuant to the terms of the Partnership Agreement. The August 2000 distribution of approximately $8,030,000 made to the General Partner and Associate Limited Partners included the remaining amount of net cash flow distributions that had previously been deferred of approximately $6,216,000.

     On July 31, 1997, the Partnership obtained a new credit facility from certain banks, with Barnett Bank, N.A. ("Barnett") being the primary agent on the facility. The credit facility consisted of a $75 million term loan, a $20 million revolving line of credit and a $5 million letter of credit facility, all of which mature on July 31, 2001. The remaining balance on the term loan was paid off in December 2000. Prior to September 1, 1998, interest on the facility was based, at the Partnership's option, on the relevant LIBOR plus 2.25% per annum or Barnett's prime rate. Loan origination fees totaling 1% of the total facility were paid by the Partnership upon the closing of the loan. Such fees have been capitalized and have been amortized to interest expense over the life of the loan. The amounts outstanding under the revolving line of credit and letter of credit facility are secured by recorded mortgages on the real property of the Partnership (including certain of its consolidated ventures) and pledges of certain other assets. The credit facility also required that certain financial covenants such as loan-to-value, net worth and debt ratios be maintained throughout the loan term. All of the loans under this facility were cross-collateralized and cross-defaulted.

     As of the date of this filing, there were no balances outstanding on the term loan or the revolving line of credit. The letter of credit facility had an outstanding balance of approximately $287,300. The Partnership also has approximately $2.3 million of letters of credit outstanding with a previous lender, all of which are cash collateralized. The Partnership has interest rate swap agreements that are still in effect with respect to approximately $19.2 million, which includes the portion of the term loan that has been prepaid. The interest rate swap agreements fixed the interest rates under the term loan at 8.02% and 7.84% with respect to $12,500,000 and $6,666,667 of the term loan, respectively, and amortize in conjunction with the scheduled loan repayments. These agreements expire on July 31, 2001. For the year ended December 31, 2000, the combined effective interest rate for the Partnership's credit facilities, including the amortization of loan origination fees and the effect of the interest rate swap agreements was approximately 9.8% per annum.

     In May 2000, the Partnership closed on a $20 million loan with First Union National Bank for the development and construction of The Shoppes of Town Center in Weston, a mixed use retail/office plaza consisting of approximately 158,000 net leasable square feet. The loan was made to an indirect, majority-owned subsidiary of the Partnership, and the Partnership has guaranteed the obligations of the borrower, subject to a reduction in the guarantee upon the satisfaction of certain conditions. At December 31, 2000, the balance outstanding on the loan was approximately $11,357,000. Interest on the loan is payable monthly based on the relevant LIBOR rate plus 1.8% per annum during the first year of the loan. Thereafter, subject to the satisfaction of certain conditions, including, among other things, the lien-free completion of construction of the retail/office plaza by June 1, 2001, the maturity date for the loan would be extended for two years and payments of principal and interest would be due on the loan based upon a 25-year loan amortization schedule. The loan may be prepaid in whole or in part at any time, provided that the borrower pays any costs or expenses of the lender incurred as a result of a prepayment on a date other than the last day of a LIBOR interest period. Construction of The Shoppes of Town Center in Weston began in March 2000 and is the primary cause for the increase in Property and equipment on the accompanying consolidated balance sheets at December 31, 2000 as compared to December 31, 1999, as well as the increase in Additions to property and equipment on the accompanying consolidated statement of cash flows for the year ended December 31, 2000 as compared to 1999 and 1998. Construction is expected to be completed in the fourth quarter of 2001. The Partnership has requested modification to the loan for an extension of the one year period for completion of construction currently required under the loan, and the lender has requested that certain conditions be satisfied before agreeing to such modification. The Partnership expects the loan will be modified. In the absence of such modification, the Partnership would be required to repay the loan on June 1, 2001 with cash and cash equivalents on hand. Currently, the property is approximately 79% pre-leased to tenants.

     On March 6, 2000, the Partnership entered into a contract with an unaffiliated third party builder for the bulk sale of the remaining lot inventory, consisting of approximately 103 developed and undeveloped lots, and the sales center at its Water's Edge Community for a sale price of approximately $3.2 million. The contract provided for the lots to be purchased in three phases. The closing of the first phase of 29 lots was completed in March 2000 for approximately $0.7 million. The closing of the second phase of 51 lots and the sales center was completed in September 2000 for approximately $1.6 million. The closing of the third phase of 23 lots was completed in December 2000 for approximately $0.9 million. These sales are reflected in Homesite revenues and cost of revenues on the accompanying consolidated statements of operations as of December 31, 2000.

The Partnership recorded a write-down of its related inventory as of December 31, 1999 to reduce the carrying value of Water's Edge to its estimated fair value less selling costs at that date. Accordingly, these transactions resulted in no gain or loss for financial reporting purposes in 2000 and an approximate $3.2 million loss for Federal income tax reporting purposes in 2000.

     In March 2000, the Partnership closed on the sale of the remaining lots at its Cullasaja Club Community, as well as its remaining equity memberships in the Cullasaja Club (the "Club"), to the Cullasaja Club, Inc. and Cullasaja Realty Development, Inc., for a total sales price of approximately $3.0 million. In addition, indebtedness owed to the unaffiliated third party lenders, as well as related accrued interest, was extinguished in conjunction with this sale, as the payment of principal and interest was contingent upon net cash flows generated from the Cullasaja Community. Such cash flows were not achieved, and as a result, the Partnership recorded an extraordinary gain related to the extinguishment of debt and accrued interest of approximately $6.2 million, as reflected on the accompanying consolidated statement of operations at December 31, 2000.

The sale of the lot inventory and equity memberships resulted in a gain for financial reporting purposes and a loss for Federal income tax reporting purposes, and also contributed to the decrease in Equity memberships, Accrued expenses and other liabilities, and Notes and mortgages payable on the accompanying consolidated balance sheets at December 31, 2000 as compared to December 31, 1999.

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

     All of the above mentioned sales are reflected in Land and property revenues and cost of revenues on the accompanying consolidated statements of operations for the years ended December 31, 1998, 1999 and 2000. Reference is made to Results of Operations below for a further discussion of land and property transactions.

     The General Partner had established a special committee (the "Special Committee") consisting of certain directors of the General Partner to review and respond to unsolicited tender offers for Interests. In February 2000, First Commercial Guaranty ("FCG") commenced an offer for up to approximately 16,300 (approximately 4.0%) of the outstanding Interests for a purchase price of $350 per Interest, which was to be reduced by the $119.70 per Interest distribution made in February 2000 for an adjusted offer price of $230.30 per Interest. This offer expired in March 2000. The Special Committee determined that this offer was inadequate and not in the best interests of the Holders of Interests. Accordingly, the Special Committee recommended that Holders of Interests reject this offer and not tender their Interests pursuant to the offer.

     Other offers for Interests were made by unaffiliated third parties, including FCG, at various prices during 2000, in each case for less than 5% of the outstanding Interests. In each case, the Special Committee or the General Partner, on behalf of the Partnership, determined that the offer was inadequate and not in the best interests of the Holders of Interests. Accordingly, a recommendation was made that Holders of Interests reject each such offer and not tender their Interests pursuant to such offer.

     During February and March 2001, offers were made by: (i) Smithtown Bay, LLC ("Smithtown") to purchase up to 5,300 (approximately 1.3%) of the Interests for $350 per Interest; (ii) CMG Partners, LLC ("CMG") to purchase up to 4.9% (approximately 19,800) of the Interests for $230 per Interest;
(iii) Peachtree Partners ("Peachtree") to purchase up to 4.9% of the Interests for $225 per Interest; and (iv) FCG to purchase up to 14,667 (approximately 3.6%) of the Interests for $200 per Interest. The General Partner, on behalf of the Partnership, determined that each of the CMG offer, the Peachtree offer and the FCG offer was inadequate and not in the best interests of the Holders of Interests. Accordingly, the General Partner recommended that Holders of Interests reject each such offer and not tender their Interests pursuant to such offer. In addition, with respect to Holders of Interests who have a current need or desire for liquidity and who do not expect to retain their Interests through an orderly liquidation of the Partnership, the General Partner recommended that such Holders of Interests accept the Smithtown offer and tender their Interests to Smithtown. With respect to all other Holders of Interests, the General Partner expressed no opinion and remained neutral in regard to the Smithtown offer. These offers are scheduled to expire in either March or April 2001, subject to earlier termination or to extension.

     The Partnership was recently notified that CMG intends to amend the CMG offer to increase its purchase price to $275 per Interest, although there is no assurance that such amended offer will be made. The General Partner will make its recommendation, if any, with respect to the amended CMG offer after it is made.

RESULTS OF OPERATIONS

     The results of operations for the years ended December 31, 2000, 1999 and 1998 are primarily attributable to the development and sale or operation of the Partnership's assets. See Note 1 for a discussion regarding the recognition of profit from sales of real estate.

     For the year ended December 31, 2000, the Partnership (including its consolidated ventures and its unconsolidated ventures accounted for under the equity method) closed on the sale of 1,555 housing units, 97 homesites, five commercial office buildings in Weston Town Center, several one-story commercial office buildings in Weston, approximately five acres of developed land tracts in Weston, the remaining lots and equity memberships at The Cullasaja Club Community, a commercial office building in Boca Raton, Florida, the sales office and a commercial parcel in its River Hills community, and the bulk sale of 105 developed and undeveloped lots and the sales center at its Water's Edge Community. This compares to closings in 1999 of 1,348 housing units, 122 homesites, approximately 53 acres of developed and undeveloped residential or commercial/industrial land tracts, as well as the sale of the Partnership's resale brokerage operations in Weston, Sawgrass and Boca Raton, Florida, the sale of several one story commercial office buildings in Weston, the sale of the country club in the River Hills Community, and the Partnership's 50% interest in the Arvida Corporate Park Associates Joint Venture. Closings in 1998 were for 1,086 housing units, 137 homesites, approximately 78 acres of developed and undeveloped residential or commercial/industrial land tracts, as well as the remaining Sawgrass Country Club memberships owned by the Partnership, the Partnership's cable operation in Weston, and the Partnership's approximate 33% interest in the H.A.E. Joint Venture. Outstanding contracts ("backlog"), as of December 31, 2000 were for 1,063 housing units, 7 homesites and approximately 2 acres of developed and undeveloped land tracts. This compares to a backlog as of December 31, 1999 of 850 housing units, 30 homesites and approximately 2 acres of developed and undeveloped land tracts. The backlog as of December 31, 1998 was for 756 housing units, 14 homesites and approximately 26 acres of developed and undeveloped land tracts.

     The Partnership's remaining Communities are in various stages of development, with estimated remaining build-outs ranging from one to two years. Notwithstanding the estimated duration of the build-outs, the Partnership currently expects to complete an orderly liquidation of its remaining assets by October 2002 with a winding up and final distribution of any residual funds in 2004. The Weston Community, located in Broward County, Florida, is the Partnership's largest Community and is in its late-stage of development. As discussed above, in 2000, the remaining lots and equity club memberships at the Cullasaja Club were sold and the Partnership closed the sale of the remaining lots and the sales center at the Water's Edge Community. The Partnership's condominium project on Longboat Key, Florida, known as Arvida's Grand Bay was completed in 1999, and all units were sold and closed by January 2000. The Jacksonville Golf & Country Club and the River Hills Country Club Communities in Florida are in their final stages of development. Only builder units remain to be sold at Jacksonville Golf & Country Club at December 31, 2000. All of the remaining units in the Partnership's Sawgrass Country Club, The Players Club at Sawgrass and Dockside Communities in Jacksonville, Florida and Atlanta, Georgia were sold and closed as of December 31, 1996. In addition, the Broken Sound Community, located in Boca Raton, Florida, had its final closings in 1995, and during 2000, the Partnership assigned all of its remaining equity interests in the Broken Sound Club back to the club and terminated its interest in this project in connection with the settlement of certain litigation. Future revenues will be impacted to the extent there are lower levels of inventories available for sale as the Partnership's remaining Communities are sold or undertake their final phases.

     Revenues from housing and homesite activities are recognized upon the closing of homes built by the Partnership and developed lots, respectively, within the Partnership's Communities. Historically, a substantial portion of the Partnership's housing revenues during the first six months of a given year are generated from the closing of units contracted in the prior year. Land and property revenues are generated from the closing of developed and undeveloped residential and/or commercial land tracts, the sale of operating properties, as well as gross revenues earned from the sale of equity memberships in the clubs within the Partnership's Communities.

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

     Housing revenues increased for 2000 as compared to 1999 and 1998 due primarily to an increase in the number of units closed as well as a change in the mix and an increase in the average prices of units closed at the Partnership's Weston Community. Revenues generated from the closings of units in Weston account for approximately 96%, 79% and 69% of the housing revenues recognized for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in housing revenues in 2000 as compared to 1999 was partially offset by decreased revenues at Arvida's Grand Bay due to the completion of this condominium project in 1999. As of December 31, 1999, the Partnership had recognized substantially all of the revenues for the remaining units at Arvida's Grand Bay under the percentage-of-completion method of accounting. The subsequent closings of these units by January 2000 is the primary cause for the decrease in Trade and other accounts receivable on the accompanying consolidated balance sheets at December 31, 2000 as compared to December 31, 1999. Revenues also decreased at the Partnership's River Hills community due to a decrease in the number of units closed. This decrease is due to a lower amount of inventory available for sale as the Community completes its final phase.

     The Partnership's plan for the Weston Community included an increase in its home building operations, which resulted in a reduced number of lots available for sale to third-party builders. As of December 31, 1999, the Partnership had no remaining lot inventory to be sold in Weston. The sale of homesites in 1999 contributed to the higher gross operating profit recognized in previous years, and the sell out of these properties in 1999 is the primary cause for the decrease in gross operating profit margins in 2000 as compared to 1999 and 1998. It is also the primary cause for the decrease in homesite revenues for the year ended December 31, 2000 as compared to the same periods in 1999 and 1998. In March 2000, the Partnership entered into a contract with an unaffiliated third party builder for the bulk sale of the remaining lot inventory, consisting of approximately 103 developed and undeveloped lots, and the sales center at its Water's Edge Community, for a sale price of approximately $3.2 million.

The contract provided for the lots to be sold in three phases. The closing of the first phase of 29 lots was completed in March 2000 for approximately $0.7 million. The closing of the second phase of 51 lots and the sales center was completed in September 2000 for approximately $1.6 million. The closing of the final phase of 23 lots was completed in December 2000 for approximately $0.9 million. Revenues generated from the closing of these phases, as well as an increase in the number of lots closed in the River Hills Community, partially offset the decrease in homesite revenues in 2000 as compared to 1999. Despite an increase in the number of lots closed for the year ended December 31, 2000 as compared to 1999, homesite revenues decreased due to less expensive lots closing in 2000.

     Land and property revenues for 2000 were generated primarily from the sale of five commercial office buildings in Weston Town Center, several one-story commercial office buildings in Weston, approximately five acres of developed land tracts in Weston, the remaining lots and equity memberships at The Cullasaja Club Community, a commercial office building in Boca Raton, Florida, the sales office and a commercial parcel in the Partnership's River Hills community, and the recognition of profits from land sales closed in prior years which had been deferred until the accounting criteria for profit recognition had been met. Land and property revenues for 1999 were generated primarily from the sale of the Partnership's country club in River Hills, its 50% interest in the Arvida Corporate Park Joint Venture to its venture partner, several one-story commercial office buildings in Weston, the Partnership's resale brokerage operations in Weston, Sawgrass and Boca Raton, Florida to an affiliate of The St. Joe Company, and approximately 22 acres of developed commercial property in Weston. This compares to closings in 1998 of the Partnership's cable operation in Weston, approximately 29 acres of undeveloped commercial property owned by the Metrodrama Joint Venture, the sale of the Partnership's remaining Sawgrass Country Club memberships, approximately 49 acres of developed and undeveloped land tracts in Weston, and the sale of the Partnership's approximate 33% interest in the H.A.E. Joint Venture to one of its venture partners. The sale of the River Hills Country Club in August 1999 contributed to the decrease in the gross operating profit margin for the year ended December 31, 2000 as compared to the same period in 1999.

     Operating properties represents activity from the Partnership's club operations, commercial properties and certain other operating assets. Due to prior years' sales of several of the Partnership's clubs and operating properties, revenues from operating properties during the year ended December 31, 2000 were generated solely from club activities in Weston.
The loss of revenues from the sale of the River Hills Country Club in August 1999 was partially offset by an increase in increased membership fees and dues at the Weston Hills Country Club for the year ended
December 31, 2000 as compared to the same period in 1999. The decrease in revenues and related costs of revenues from operating properties for 1999 as compared to 1998 is due primarily to the sale of the Partnership's cable operations in Weston in the fourth quarter of 1998, as well as the August 1999 sale of the River Hills Country Club.

     Brokerage and other operations represents activity from the sale of unaffiliated third-party builders' homes within the Partnership's communities, activity from resale of real estate inside and outside the Partnership's communities, proceeds from the Partnership's property management activities, and fees earned from various management agreements with joint ventures. Revenues from brokerage and other operations decreased in 2000 as compared to 1999 and in 1999 as compared to 1998 due primarily to the sale of the Partnership's resale brokerage operations in June 1999 as mentioned above, as well as a decrease in new home sale brokerage commissions earned in Weston resulting from a decrease in the number of units closed by third party builders within the Community. The Partnership does not expect to earn any significant new home sale brokerage commissions in Weston after 2000 since the Partnership has no remaining lot inventory in Weston for sale to third party builders.

     Selling, general and administrative expenses include all marketing costs, with the exception of those costs capitalized in conjunction with the construction of housing units, as well as project and general administrative costs. These expenses are net of the marketing fees received from third party builders. Selling, general and administrative expenses increased for 2000 as compared with 1999 due primarily to the settlement in the Council of Villages and Savoy lawsuits in the aggregate amount of approximately $6.6 million, of which $4.6 million was previously accrued in prior periods, as well as a legal settlement of $435,000 paid in connection with certain litigation involving River Hills. Selling, general, and administrative expenses decreased for 1999 as compared to 1998 due primarily to certain non-recurring payments made in 1998 which increased the expenses in that year. Such payments included approximately $2,047,000 to Raleigh Capital Associates, L.P. ("Raleigh") pursuant to a settlement and release agreement between the Partnership, the General Partner and Raleigh to resolve, among other things, a claim made by Raleigh for attorneys' fees and expenses. In addition, during 1998, the Partnership incurred fees to engage Lehman Brothers, Inc. as a financial advisor to assist in evaluating and responding to the various tender offers for Partnership Interests made during 1998 and related matters.

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

     During the first quarter of 1999, the Partnership received an approximate $0.6 million distribution from the Tampa 301 Associates Joint Venture. The amount distributed was in excess of the Partnership's carrying value of its investment in this joint venture. The recognition of income related to this excess distribution is the primary cause for the increase in Equity in earnings of unconsolidated ventures in 1999 as compared to 1998 and the decrease in equity in earnings of unconsolidated ventures for 2000 as compared to 1999.

     The decrease in real estate taxes for 2000 as compared to 1999 is due primarily to an increase in the amount of real estate taxes eligible for capitalization to real estate inventories. The decrease in real estate taxes for 1999 as compared to 1998 is due to the Partnership receiving a credit from the Indian Trace Development District (the "District") towards its 1999 tax assessment resulting from interest earned by the District on construction reserves related to the District's improvement of land owned by the Partnership.

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

GENERAL PARTNER

     The General Partner of the Partnership is Arvida/JMB Managers, Inc., a Delaware corporation. All of its outstanding shares of stock are owned by JMB Investment Holdings-I, Inc., a Delaware corporation. Substantially all of the outstanding stock of JMB Investment Holdings-I, Inc. is owned indirectly by JMB Realty Corporation, a Delaware corporation ("JMB"). Substantially all of the shares of JMB are owned by certain of its officers, directors, members of their families and their affiliates. Arvida/JMB Managers, Inc. became the general partner of the Partnership as a result of a merger on March 30, 1990 of an affiliated corporation that was the then general partner of the Partnership into Arvida/JMB Managers, Inc., which, as the surviving corporation of such merger, continues as General Partner. On July 1, 2000, a $1,000,000 note receivable from Northbrook Corporation ("Northbrook"), an affiliate of JMB that had previously been an indirect parent corporation of the General Partner, to Arvida/JMB Managers, Inc. was assigned and distributed to AF Investors, LLC. The General Partner has responsibility for all aspects of the Partnership's operations. The condensed balance sheet of Arvida/JMB Managers, Inc. as of December 31, 2000 is as follows:

                                   Assets

     Cash. . . . . . . . . . . . . . . . . . . . . . . . . .$ 1,528,741
     Investment in partnerships. . . . . . . . . . . . . . .  1,483,856
     Other assets. . . . . . . . . . . . . . . . . . . . . .     39,867
                                                            -----------
                                                            $ 3,052,464
                                                            ===========

                                 Liabilities

     Other liabilities . . . . . . . . . . . . . . . . . . .$ 1,592,482
                                                            ===========

                               Owner's equity

     Capital stock . . . . . . . . . . . . . . . . . . . . .$     1,000
     Additional paid-in capital. . . . . . . . . . . . . . . 30,150,000
     Net of retained deficit . . . . . . . . . . . . . . . .(28,691,018)
                                                            -----------
                                                            $ 3,052,464
                                                            ===========

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Partnership has interest rate swap agreements with respect to amounts borrowed under its term loan in order to minimize the interest rate risk associated with the variable rate debt. The interest rate swap agreements expire in July 2001 which coincides with the original scheduled maturity of the term loan. The Partnership has also entered into a construction and short-term mortgage loan in the principal amount of $20,000,000 with a variable rate of interest to finance construction of a retail project in Weston in 2000. In the event the Partnership's effective borrowing rates were to increase by 100 or 150 basis points, there would be no expected material impact to the Partnership's financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          ARVIDA/JMB PARTNERS, L.P.
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

                                    INDEX


Report of Independent Certified Public Accountants

Consolidated Balance Sheets, December 31, 2000 and 1999

Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998

Consolidated Statements of Changes in Partners' Capital Accounts for the years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998

Notes to Consolidated Financial Statements


SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or immaterial, or the information is presented in the consolidated financial statements or related notes.

                                  REPORT OF
                  INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Partners
ARVIDA/JMB PARTNERS, L.P.

     We have audited the accompanying consolidated balance sheets of Arvida/JMB Partners, L.P. and Consolidated Ventures as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in partners' capital accounts, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arvida/JMB Partners, L.P. and Consolidated Ventures at
December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.










Ernst & Young LLP
Miami, Florida
February 14, 2001, except for note 9
as to which is March 9, 2001

                                             ARVIDA/JMB PARTNERS, L.P.
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                            CONSOLIDATED BALANCE SHEETS

                                            DECEMBER 31, 2000 AND 1999

                                                      ASSETS
                                                      ------
                                                                                  2000               1999
                                                                              ------------       -----------
Cash and cash equivalents (note 3) . . . . . . . . . . . . . . . . . . .      $ 68,979,280        71,965,185
Restricted cash (note 3) . . . . . . . . . . . . . . . . . . . . . . . .        23,045,284        13,800,070
Trade and other accounts receivable (net of allowance
  for doubtful accounts of $445,793 and $189,983
  at December 31, 2000 and 1999, respectively) . . . . . . . . . . . . .         3,963,461        27,405,788
Real estate inventories (notes 4 and 7). . . . . . . . . . . . . . . . .       129,728,708       160,011,715
Property and equipment, net (notes 5 and 7). . . . . . . . . . . . . . .        41,620,336        28,306,211
Investments in and advances to joint ventures, net (note 6). . . . . . .           415,838           460,805
Equity memberships (note 8). . . . . . . . . . . . . . . . . . . . . . .            20,000         1,687,120
Amounts due from affiliates, net (note 9). . . . . . . . . . . . . . . .           485,056           650,163
Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . .         8,697,427         6,215,748
                                                                              ------------       -----------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . . .      $276,955,390       310,502,805
                                                                              ============       ===========





                                             ARVIDA/JMB PARTNERS, L.P.
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES
                                      CONSOLIDATED BALANCE SHEETS - CONTINUED

                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                    ------------------------------------------

                                                                                  2000               1999
                                                                              ------------       -----------
Liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 19,024,568        21,692,034
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        34,096,243        29,704,627
  Accrued expenses and other liabilities . . . . . . . . . . . . . . . .        13,510,444        19,434,618
  Notes and mortgages payable (note 7) . . . . . . . . . . . . . . . . .        11,356,785        30,564,201
                                                                              ------------       -----------
Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . .        77,988,040       101,395,480
                                                                              ------------       -----------
Partners' capital accounts (note 13)
  General Partner and Associate Limited Partners:
     Capital contributions . . . . . . . . . . . . . . . . . . . . . . .            20,000            20,000
     Cumulative net income . . . . . . . . . . . . . . . . . . . . . . .        72,754,546        60,143,692
     Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (66,938,738)      (45,246,973)
                                                                              ------------       -----------
                                                                                 5,835,808        14,916,719
                                                                              ------------       -----------
  Holders of Interests (404,000 Interests):
    Initial Holder of Interests:
     Capital contributions, net of offering costs. . . . . . . . . . . .       364,841,815       364,841,815
     Cumulative net income . . . . . . . . . . . . . . . . . . . . . . .       255,517,863       198,097,006
     Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (427,228,136)     (368,748,215)
                                                                              ------------       -----------
                                                                               193,131,542       194,190,606
                                                                              ------------       -----------
          Total partners' capital accounts . . . . . . . . . . . . . . .       198,967,350       209,107,325
                                                                              ------------       -----------
          Total liabilities and partners' capital accounts . . . . . . .      $276,955,390       310,502,805
                                                                              ============       ===========








              The accompanying notes are an integral part of these consolidated financial statements.

                                             ARVIDA/JMB PARTNERS, L.P.
                                              (A LIMITED PARTNERSHIP)

                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                               FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                2000             1999              1998
                                                            ------------     ------------      ------------
Revenues:
  Housing. . . . . . . . . . . . . . . . . . . . . . .      $348,401,377      307,000,615       231,511,130
  Homesites. . . . . . . . . . . . . . . . . . . . . .         6,398,196       10,520,143        13,654,463
  Land and property. . . . . . . . . . . . . . . . . .        18,613,031       22,050,649        56,943,569
  Operating properties . . . . . . . . . . . . . . . .        16,324,223       16,641,088        19,865,338
  Brokerage and other operations . . . . . . . . . . .         4,574,967       17,437,762        29,151,175
                                                            ------------     ------------      ------------

          Total revenues . . . . . . . . . . . . . . .       394,311,794      373,650,257       351,125,675
                                                            ------------     ------------      ------------

Cost of revenues:
  Housing. . . . . . . . . . . . . . . . . . . . . . .       273,051,251      240,728,879       186,604,676
  Homesites. . . . . . . . . . . . . . . . . . . . . .         5,158,012        6,803,661         9,091,986
  Land and property. . . . . . . . . . . . . . . . . .        13,253,841       11,523,280        23,927,979
  Operating properties . . . . . . . . . . . . . . . .        15,459,749       16,141,031        18,596,429
  Brokerage and other operations . . . . . . . . . . .         4,023,716       15,638,155        24,942,325
                                                            ------------     ------------      ------------

          Total cost of revenues . . . . . . . . . . .       310,946,569      290,835,006       263,163,395
                                                            ------------     ------------      ------------





                                             ARVIDA/JMB PARTNERS, L.P.
                                              (A LIMITED PARTNERSHIP)

                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

                                                                2000             1999              1998
                                                            ------------     ------------      ------------

Gross operating profit . . . . . . . . . . . . . . . .        83,365,225       82,815,251        87,962,280

Selling, general and administrative expenses . . . . .       (22,186,626)     (19,151,954)      (23,524,953)
Inventory impairment (note 14) . . . . . . . . . . . .             --          (1,000,000)            --
Legal Settlement . . . . . . . . . . . . . . . . . . .             --           9,000,000             --
                                                            ------------     ------------      ------------
          Net operating income . . . . . . . . . . . .        61,178,599       71,663,297        64,437,327

Interest income. . . . . . . . . . . . . . . . . . . .         3,377,144        2,712,017         3,583,937
Equity in earnings of unconsolidated ventures
  (notes 1 and 6). . . . . . . . . . . . . . . . . . .           275,580        1,083,804           335,893
Interest and real estate taxes, net of amounts
  capitalized (note 1) . . . . . . . . . . . . . . . .        (1,004,656)      (1,460,676)       (2,494,912)
                                                            ------------     ------------      ------------
Net income before extraordinary item . . . . . . . . .        63,826,667       73,998,442        65,862,245
Extraordinary item:
  Gain on extinguishment of debt . . . . . . . . . . .         6,205,044            --                --
                                                            ------------     ------------      ------------
          Net income . . . . . . . . . . . . . . . . .      $ 70,031,711       73,998,442        65,862,245
                                                            ============     ============      ============
          Allocation of net income:
            General Partner and
              Associate Limited Partners . . . . . . .      $ 12,610,854       14,315,535         6,062,130
            Limited Partners . . . . . . . . . . . . .        57,420,857       59,682,907        59,800,115
                                                            ------------     ------------      ------------
              Total. . . . . . . . . . . . . . . . . .      $ 70,031,711       73,998,442        65,862,245
                                                            ============     ============      ============

          Net income before extraordinary item
            per Limited Partner Interest . . . . . . .      $     126.92           147.73            148.02
          Extraordinary item per Limited Partnership
            Interest . . . . . . . . . . . . . . . . .             15.21            --                --
                                                            ------------     ------------      ------------
          Net income per Limited Partner Interest. . .      $     142.13           147.73            148.02
                                                            ============     ============      ============
          Cash distribution per Limited
            Partner Interest . . . . . . . . . . . . .      $     144.76           175.08            125.06
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

                                               ARVIDA/JMB PARTNERS, L.P.
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS
                                 FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

             GENERAL PARTNER AND ASSOCIATE LIMITED PARTNERS             HOLDERS OF INTERESTS (404,000 INTERESTS)
          ---------------------------------------------------   -------------------------------------------------------
          CONTRIBU-       NET                                                      NET
           TIONS        INCOME     DISTRIBUTIONS     TOTAL     CONTRIBUTIONS     INCOME     DISTRIBUTIONS      TOTAL
          ---------    ---------   -------------  -----------  -------------   -----------  ------------- -------------
Balance
 Decem-
 ber 31,
 1997. . . .$20,000  39,766,027     (38,508,251)   1,277,776    364,841,815    78,613,984   (247,494,865)  195,960,934

1998 act-
 ivity
 (note 13) .  --      6,062,130      (2,807,724)   3,254,406          --       59,800,115    (50,522,705)    9,277,410
            -------  ----------     -----------  -----------    -----------   -----------   ------------   -----------
Balance
 Decem-
 ber 31,
 1998. . . . 20,000  45,828,157     (41,315,975)   4,532,182    364,841,815   138,414,099   (298,017,570)  205,238,344

1999 act-
 ivity
 (note 13) .  --     14,315,535      (3,930,998)  10,384,537          --       59,682,907    (70,730,645)  (11,047,738)
            -------  ----------     -----------  -----------    -----------   -----------   ------------   -----------
Balance
 Decem-
 ber 31,
 1999. . . . 20,000  60,143,692     (45,246,973)  14,916,719    364,841,815   198,097,006   (368,748,215)  194,190,606

2000 act-
 ivity
 (note 13) .  --     12,610,854     (21,691,765)  (9,080,911)         --       57,420,857    (58,479,921)   (1,059,064)
            -------  ----------     -----------  -----------    -----------   -----------   ------------   -----------
Balance
 Decem-
 ber 31,
 2000. . . .$20,000  72,754,546     (66,938,738)   5,835,808    364,841,815   255,517,863   (427,228,136)  193,131,542
            =======  ==========     ===========  ===========    ===========   ===========   ============   ===========

                The accompanying notes are an integral part of these consolidated financial statements.

                                             ARVIDA/JMB PARTNERS, L.P.
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                               FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                2000             1999              1998
                                                            ------------     ------------      ------------
Operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . .      $ 70,031,711       73,998,442        65,862,245
  Charges (credits) to net income not
   requiring (providing) cash:
    Depreciation and amortization. . . . . . . . . . .         3,189,586        3,390,613         3,709,561
    Equity in earnings of unconsolidated ventures. . .          (275,580)      (1,083,804)         (335,893)
    Provision for doubtful accounts. . . . . . . . . .            44,512           21,109            32,536
    Gain on sale of joint venture interest . . . . . .             --          (3,161,725)         (450,546)
    Gain on sale of operating properties and
      of property and equipment. . . . . . . . . . . .          (182,702)      (5,991,038)      (22,298,796)
    Inventory impairment (note 14) . . . . . . . . . .             --           1,000,000             --
    Extraordinary gain on extinguishment of debt . . .        (6,205,044)           --                --
  Changes in:
    Restricted cash. . . . . . . . . . . . . . . . . .        (9,245,214)        (462,899)         (893,155)
    Trade and other accounts receivable. . . . . . . .        23,397,815      (13,437,804)          425,322
    Real estate inventories:
      Additions to real estate inventories . . . . . .      (236,745,158)    (233,948,741)     (196,086,427)
      Cost of revenues . . . . . . . . . . . . . . . .       272,002,613      239,424,771       207,240,063
      Capitalized interest . . . . . . . . . . . . . .        (2,092,739)      (3,663,552)       (6,020,204)
      Capitalized real estate taxes. . . . . . . . . .        (2,881,709)      (1,901,589)       (2,632,163)
    Equity memberships . . . . . . . . . . . . . . . .         1,667,120          488,390         2,005,223
    Amounts due from affiliates, net . . . . . . . . .           165,107          788,527          (773,556)
    Prepaid expenses and other assets. . . . . . . . .        (3,215,119)         341,696            23,412
    Accounts payable, accrued expenses and
      other liabilities. . . . . . . . . . . . . . . .        (5,449,475)       8,612,560         3,313,431
    Deposits . . . . . . . . . . . . . . . . . . . . .         4,391,616        2,049,060         5,725,292
                                                            ------------     ------------      ------------
          Net cash provided by operating activities. .       108,597,340       66,464,016        58,846,345
                                                            ------------     ------------      ------------





                                             ARVIDA/JMB PARTNERS, L.P.
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                2000             1999              1998
                                                            ------------     ------------      ------------
Investing activities:
  Acquisitions of property and equipment and
    construction in progress . . . . . . . . . . . . .       (17,149,614)      (1,525,360)       (3,049,364)
  Proceeds from sales of property and equipment. . . .         1,562,045       10,445,656        30,330,922
  Joint venture distributions (contributions),
    net. . . . . . . . . . . . . . . . . . . . . . . .           319,225        1,216,560           167,931
  Proceeds from the sale of joint venture
    interests. . . . . . . . . . . . . . . . . . . . .             --           3,700,000         1,521,162
                                                            ------------     ------------      ------------

          Net cash (used in) provided by
            investing activities . . . . . . . . . . .       (15,268,344)      13,836,856        28,970,651
                                                            ------------     ------------      ------------
Financing activities:
  Proceeds from notes and long-term borrowings . . . .        11,356,785        2,327,684         8,834,318
  Repayments of notes and long-term borrowings . . . .       (27,500,000)     (18,105,287)      (40,628,521)
  Distributions to General Partner and
    Associate Limited Partners . . . . . . . . . . . .       (21,691,765)      (3,930,998)       (2,807,724)
  Distributions to Holders of Interests. . . . . . . .       (58,479,921)     (70,730,645)      (50,522,705)
                                                            ------------     ------------      ------------
          Net cash used in financing
            activities . . . . . . . . . . . . . . . .       (96,314,901)     (90,439,246)      (85,124,632)
                                                            ------------     ------------      ------------
          Increase (decrease) in cash and
            cash equivalents . . . . . . . . . . . . .        (2,985,905)     (10,138,374)        2,692,364
          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . .        71,965,185       82,103,559        79,411,195
                                                            ------------     ------------      ------------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . . . . .      $ 68,979,280       71,965,185        82,103,559
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

                          ARVIDA/JMB PARTNERS, L.P.
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  OPERATIONS AND BASIS OF ACCOUNTING

     Operations

     The assets of Arvida/JMB Partners, L.P. (the "Partnership") have consisted principally of interests in land in the process of being developed into master-planned residential communities (the "Communities") and, to a lesser extent, commercial properties; accounts receivable; construction, brokerage and other support businesses; real estate assets held for investment and certain club and recreational facilities. The Partnership's Communities have contained a diversified product mix with both resort and primary homes designed for the middle and upper income segments of the various markets in which the Partnership operates.

     Within the Communities, the Partnership has constructed, or caused to be constructed, a variety of products, including single-family homes, town-houses and condominiums to be developed for sale, as well as related commercial and recreational facilities. The Communities were located primarily throughout the State of Florida, with Communities also located near Atlanta, Georgia; and Highlands, North Carolina. Additional properties owned by the Partnership in or near its Communities have been or are being developed as retail and/or office properties. The Partnership has also owned or managed certain club and recreational facilities within certain of its Communities. In addition, the Partnership has sold individual residential lots and parcels of partially developed and undeveloped land. The third-party builders and developers to whom the Partnership has sold homesites and land parcels are generally smaller local builders who require project specific financing for their developments and whose operations have been more susceptible to fluctuations in the availability and terms of financing.

     Pursuant to Section 5.5J of the Partnership Agreement, on October 23, 1997, the Board of Directors of the General Partner met and approved a resolution selecting the option set forth in Section 5.5J(i)(c) of the Partnership Agreement for the Partnership to commence an orderly liquidation of its remaining assets that is to be completed by October 2002.

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

     Real Estate Inventories and Cost of Real Estate Revenues

     Real estate inventories are carried at cost, including capitalized interest and property taxes. The total cost of land, land development and common costs are apportioned among the projects on the relative sales value method. Costs pertaining to the Partnership's housing, homesite, and land and property revenues reflect the cost of the acquired assets as well as development costs, construction costs, capitalized interest, capitalized real estate taxes and capitalized overhead. Certain marketing costs relating to housing projects, including exhibits and displays, and certain planning and other pre-development activities, excluding normal period expenses, are capitalized and charged to housing cost of revenues as related units are closed. Provisions for value impairment are recorded whenever the estimated future undiscounted cash flows from operations and projected net sales proceeds are less than the net carrying value plus estimated costs to complete development, as discussed in note 14. A warranty reserve is provided as residential units are closed. This reserve is reduced by the cost of subsequent work performed.

     Capitalized Interest and Real Estate Taxes

     Interest and real estate taxes are capitalized to qualifying assets, principally real estate inventories. Such capitalized interest and real estate taxes are charged to cost of revenues as sales of real estate inventories are recognized. Interest, including the amortization of loan fees, of $2,092,739, $3,663,552 and $6,020,204 was incurred for the years ended December 31, 2000, 1999 and 1998, respectively, all of which was capitalized. The decrease in interest incurred for the year ended December 31, 2000 as compared to 1999 is due to the decrease in the average outstanding debt balance. Interest payments, including amounts capitalized, of $1,970,443, $3,162,866 and $5,589,418 were made for the years ended December 31, 2000, 1999 and 1998, respectively.

     Real estate taxes of $3,886,365, $3,362,265 and $5,127,075 were incurred for the years ended December 31, 2000, 1999 and 1998, respectively, of which $2,881,709, $1,901,589 and $2,632,163 were capitalized for the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in real estate taxes incurred during 1999 as compared to 1998 is due to the Partnership receiving a credit from the Indian Trace Community Development District (the "District") towards its 1999 tax assessment resulting from interest earned by the District on construction reserves related to the District's improvement of land owned by the Partnership. Real estate tax payments of $3,908,090, $3,685,853 and $5,691,066 were made for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, real estate tax reimbursements totaling $111,858, $278,139 and $543,796 were received from the Partnership's escrow agent during 2000, 1999 and 1998, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and other operating properties, as these taxes are included in cost of revenues for operating properties.

     Property and Equipment and Other Assets

     Property and equipment are carried at cost less accumulated depreciation and are depreciated on the straight-line method over the estimated useful lives of the assets, which range from two to twenty-five years. Expenditures for maintenance and repairs are charged to expense as incurred. Costs of major renewals and improvements which extend useful lives are capitalized.

     Other assets are amortized on the straight-line method, which approximates the interest method, over the useful lives of the assets, which range from one to five years. Amortization of other assets, excluding loan origination fees, of approximately $450,000, $444,000 and $394,000 was recorded for the years ended December 31, 2000, 1999 and 1998, respectively. Amortization of loan origination fees, which is included in interest expense, of approximately $283,000, $366,000 and $351,000 was recorded for the years ended December 31, 2000, 1999 and 1998, respectively.

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

     Equity Memberships

     The amenities within certain of the Partnership's Communities are conveyed to the respective homeowners through the sale of equity memberships. Equity membership revenues and related cost of revenues are included in land and property in the accompanying consolidated statements of operations.

     Interest Rate Swaps

     The Partnership has entered into interest rate swap agreements to manage its exposure to market risks related to changes in interest rates associated with its variable rate debt under its credit facility. The interest-rate swap agreements are in effect with respect to approximately $19.2 million, which includes the portion of the term loan that has been prepaid. The swap agreements are amortized annually through the scheduled maturity of the term loan. These agreements involve the exchange of amounts based on fixed interest rates for amounts based on variable interest rates over the life of the loan without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is calculated and paid monthly by the appropriate party. Such payments or receipts are recorded as adjustments to interest expense in the periods in which they are incurred.

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



                                                          2000                               1999
                                           ------------------------------     ------------------------------
                                           GAAP BASIS          TAX BASIS       GAAP BASIS         TAX BASIS
                                          ------------        -----------     ------------       -----------

Total assets . . . . . . . . . . . .      $276,955,390        502,967,319     310,502,805        467,320,587
 Partners' capital accounts:
    General Partner and
     Associate Limited Partners. . .         5,835,808          5,017,735      14,916,719         14,168,689
    Holders of Interests . . . . . .       193,131,542        256,215,180     194,190,606        275,612,610
 Net income:
    General Partner and
     Associate Limited Partners. . .        12,610,854         12,540,812      14,315,535         14,313,304
    Holders of Interests . . . . . .        57,420,857         39,082,490      59,682,907         45,914,581
 Net income per Interest . . . . . .            142.13              96.74          147.73             113.65
                                           ===========        ===========    =============     =============


     Reference is made to note 13 for further discussion of the allocation of profits and losses to the General Partner, Associate Limited Partners and Holders of Interests.

     The net income per Interest is based upon the average number of Interests outstanding during each period.

     Reclassifications

     Certain reclassifications have been made to the 1999 and 1998 financial statements to conform to the 2000 presentation.

     Income Taxes

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable state law to remit directly to the state tax authorities amounts representing withholding on applicable taxable income allocated to the General Partner, Associate Limited Partners and Holders of Interests. Such payments on behalf of the Holders of Interests are deemed distributions to them. The cash distributions per Interest made during the years ended December 31, 2000, 1999 and 1998 include $.05, $.08 and $.06, respectively, which represent each Holder of Interests' share of a North Carolina non-resident withholding tax paid directly to the state tax authorities on behalf of the Holders of Interests for the 2000, 1999 and 1998 tax years, respectively.


(2)  INVESTMENT PROPERTIES

     The Partnership's Communities still under development are in various stages, with estimated remaining build-outs ranging from one to two years. Notwithstanding the estimated duration of the remaining build-outs, the Partnership currently expects to complete an orderly liquidation of its remaining assets by October 2002 with a winding up and final distribution of any residual funds in 2004. The Weston Community, located in Broward County, Florida is the Partnership's largest Community and is in its late-stage of development. The Water's Edge Community in Atlanta, Georgia and the Cullasaja Club near Highlands, North Carolina were sold out and closed during 2000. The Partnership assigned its remaining interest in the equity club memberships for the Broken Sound Club back to the club in 2000, and terminated its interest in this project in connection with the settlement of certain litigation. The Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay was completed in 1999, and all units were sold and closed by January 2000. The Jacksonville Golf & Country Club and the River Hills Country Club Communities in Florida are in their final stages of development. Only builder units remain to be sold at Jacksonville Golf & Country Club at December 31, 2000.

     Reference is made to Note 7 for a discussion regarding the sale of the Partnership's assets in the Cullasaja Club Community. Reference is made to
Note 14 for a discussion regarding the sale of the Partnership's assets in the Water's Edge Community. Reference is made to Item 3. Legal Proceedings for a discussion of the Partnership's assignment of its remaining interest in the Broken Sound Club in connection with the settlement of certain litigation.

(3)  CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     Cash and cash equivalents may consist of U.S. Government obligations with original maturities of three months or less, money market demand accounts and repurchase agreements, the cost of which approximated market value. At December 31, 2000, 1999 and 1998, no funds were invested in treasury bills. Included in Restricted cash are amounts restricted under various escrow agreements as well as cash which collateralizes letters of credit as discussed in note 7. Credit risk associated with cash, cash equivalents and restricted cash is considered low due to the high quality of the financial institutions in which these assets are held.


(4)  REAL ESTATE INVENTORIES

     Real estate inventories at December 31, 2000 and 1999 are summarized as follows:

                                              2000               1999
                                          ------------       -----------
Land held for future development
  or sale. . . . . . . . . . . . . .      $  3,027,934         3,439,317
Community development inventory:
  Work in progress and
    land improvements. . . . . . . .       114,543,221       144,873,522
  Completed inventory. . . . . . . .        12,157,553        11,698,876
                                          ------------       -----------
     Real estate inventories . . . .      $129,728,708       160,011,715
                                          ============       ===========

     Reference is made to note 14 for a discussion regarding the impairment of long-lived assets.


(5)  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2000 and 1999 are summarized as follows:
                                                 2000           1999
                                             -----------     ----------

  Land . . . . . . . . . . . . . . . . .    $  1,162,331      1,162,331
  Land improvements. . . . . . . . . . .      20,867,037     21,279,599
  Buildings. . . . . . . . . . . . . . .      18,411,216     18,787,366
  Equipment and furniture. . . . . . . .      12,919,026     12,262,289
  Construction in progress . . . . . . .      14,559,952        831,379
                                             -----------   ------------

       Total . . . . . . . . . . . . . .      67,919,562     54,322,964
       Accumulated depreciation. . . . .     (26,299,226)   (26,016,753)
                                             -----------   ------------
       Property and equipment, net . . .     $41,620,336     28,306,211
                                             ===========   ============

    Depreciation expense of approximately $2,456,000, $2,581,000 and $2,965,000 was incurred for the years ended December 31, 2000, 1999 and 1998, respectively.

     The increase in Construction in progress at December 31, 2000 as compared to 1999 is due primarily to the ongoing construction of The Shoppes of Town Center in Weston (see related discussion in Note 7).

(6)  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES, NET

     The Partnership has or had investments in real estate joint ventures with ownership interests ranging from 40% to 50%. The Partnership's joint venture interests accounted for under the equity method in the accompanying consolidated financial statements are as follows:

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


                                                      ASSETS
                                                      ------

                                                                                   DECEMBER 31,      DECEMBER 31,
                                                                                       2000              1999
                                                                                   ------------      ------------
Real estate inventories. . . . . . . . . . . . . . . . . . . . . . . . . . .       $   104,450          1,176,350
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           338,768            820,590
                                                                                   -----------        -----------

          Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   443,218          1,996,940
                                                                                   ===========        ===========


                                         LIABILITIES AND PARTNERS' CAPITAL
                                         ---------------------------------

Accounts payable, deposits and other liabilities . . . . . . . . . . . . . .       $   204,738            147,760
                                                                                   -----------        -----------

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . .           204,738            147,760

Venture partners' capital. . . . . . . . . . . . . . . . . . . . . . . . . .           119,240            924,590
Partnership's capital. . . . . . . . . . . . . . . . . . . . . . . . . . . .           119,240            924,590
                                                                                   -----------        -----------

          Total liabilities and partners' capital. . . . . . . . . . . . . .       $   443,218          1,996,940
                                                                                   ===========        ===========












                                          COMBINED RESULTS OF OPERATIONS
                                          ------------------------------


                                                                 DECEMBER 31,     DECEMBER 31,       DECEMBER 31,
                                                                     2000             1999               1998
                                                                 ------------     ------------      -------------
Revenues . . . . . . . . . . . . . . . . . . . . . . . . .       $ 1,585,299         8,082,612          1,501,217
                                                                 ===========      ============       ============
Net income . . . . . . . . . . . . . . . . . . . . . . . .       $   163,855         1,176,245            601,117
                                                                 ===========      ============       ============
Partnership's proportionate share of
  net income . . . . . . . . . . . . . . . . . . . . . . .       $    81,927           588,123            300,559
                                                                 ===========      ============       ============
Partnership's equity in earnings
  of unconsolidated ventures . . . . . . . . . . . . . . .       $   275,580         1,083,804            335,893
                                                                 ===========      ============       ============

     The following is a reconciliation of the Partnership's capital accounts within the joint ventures to its investments in and advances to joint ventures as reflected on the accompanying consolidated balance sheets:

                                                                DECEMBER 31,      DECEMBER 31,
                                                                    2000              1999
                                                                ------------      ------------

Partnership's capital, equity method . . . . . . . . . . .       $   119,240           924,590
Basis difference . . . . . . . . . . . . . . . . . . . . .           286,207          (474,176)
                                                                 -----------      ------------

Investments in joint ventures. . . . . . . . . . . . . . .           405,447           450,414
Advances to joint ventures, net. . . . . . . . . . . . . .            10,391            10,391
                                                                 -----------      ------------
     Investments in and advances to
       joint ventures, net . . . . . . . . . . . . . . . .       $   415,838           460,805
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

     In December 1999, the Partnership sold its interest in the Arvida Corporate Park joint venture to its venture partner for approximately $3.7 million. This sale is reflected in Land and property revenues and cost of revenues on the accompanying consolidated statements of operations for 1999.

     During the second quarter of 2000, the Partnership received an approximate $0.1 million distribution from the Tampa 301 Associates Joint Venture. The amount distributed was in excess of the Partnership's carrying value of its investment in this joint venture, and was therefore recorded directly to Equity in earnings of unconsolidated ventures as of December 31, 2000.

     During the first quarter of 1999, the Partnership received an approximate $0.6 million distribution from the Tampa 301 Associates Joint Venture. The amount distributed was in excess of the Partnership's carrying value of its investment in this joint venture. The recognition of income related to this excess distribution is the primary cause for the increase in equity in earnings of unconsolidated ventures in 1999 as compared to 1998 and the decrease in equity in earnings of unconsolidated ventures for 2000 as compared to 1999.

     In March 1999, the Arvida Pompano Associates Joint Venture closed on the sale of its commercial/industrial property on an "as is" basis to an unaffiliated third party for a sales price of $2.9 million. The net closing proceeds totalling approximately $2.7 million were disbursed to the joint venture's lender in full satisfaction of the remaining balance outstanding on the mortgage loan encumbering the property. As a result of the property's sale, the joint venture and the Partnership have no further obligation to the purchaser to fund costs related to the environmental clean-up of this property. With respect to the environmental issues, the clean-up, which began in July 1994, is in a "monitoring only" phase pursuant to an informal arrangement with state environmental officials. There are no assurances that further clean-up will not be required. If further action is required and the previous owner is unable to fulfill all its obligations as they relate to this environmental matter, the joint venture and ultimately the Partnership may be obligated to the State of Florida for such costs. Should this occur, the Partnership does not anticipate the cost of this clean-up to be material to its operations.

     In January 1998, the Partnership sold its interest in the H.A.E. Joint Venture to one of its venture partners for a sale price of approximately $1.7 million. This sale is reflected in Land and property revenues and cost of revenues on the accompanying consolidated statements of operations for 1998.


(7)  NOTES AND MORTGAGES PAYABLE

     Notes and mortgages payable at December 31, 2000 and 1999 are summarized as follows:

                                                 2000           1999
                                             -----------    -----------
Term loan credit facility of
 $75,000,000 bearing interest
 at approximately 8.0% at
 December 31, 1999(A). . . . . . . . . .      $    --        27,500,000

Revolving line of credit of
 $20,000,000 (A) . . . . . . . . . . . .           --             --

Other notes and mortgages
  payable (B). . . . . . . . . . . . . .           --         3,064,201

Construction loan of $20,000,000
  bearing interest at approximately
  8.6% at December 31, 2000 (C). . . . .      11,356,785          --
                                             -----------    -----------

          Total. . . . . . . . . . . . .     $11,356,785     30,564,201
                                             ===========    ===========

     (A) On July 31, 1997, the Partnership obtained a new credit facility from certain banks with Barnett Bank, N.A. ("Barnett") being the primary agent on the facility. The credit facility consisted of a $75 million term loan, a $20 million revolving line of credit and a $5 million letter of credit facility and matures on July 31, 2001. The remaining balance on the term loan was paid off in December 2000. Prior to September 1, 1998, interest on the facility was based, at the Partnership's option, on the relevant LIBOR plus 2.25% per annum or Barnett's prime rate. Loan origination fees totaling 1% of the total facility were paid by the Partnership upon the closing of the loan. Such fees have been capitalized and have been amortized to interest expense over the life of the loan. The amounts outstanding under the revolving line of credit and letter of credit facility are secured by recorded mortgages on the real property of the Partnership (including certain of its consolidated ventures) and pledges of certain other assets. The credit facility also required that certain financial covenants such as loan-to-value, net worth and debt ratios be maintained throughout the loan term. All of the loans under this facility were cross-collateralized and cross-defaulted.

     The Partnership has interest rate swap agreements that are still in effect with respect to approximately $19.2 million of the term loan. The interest rate swap agreements fixed the interest rates under the term loan at 8.02% and 7.84% with respect to $12,500,000 and $6,666,667 of the term loan, respectively, and amortize in conjunction with the scheduled loan repayments. These agreements expire on July 31, 2001. The letter of credit facility has an outstanding balance of approximately $287,300. The Partnership also has approximately $2.3 million of letters of credit outstanding with a previous lender, all of which are cash collateralized. For the year ended December 31, 2000, the combined effective interest rate for the Partnership's credit facilities, including the amortization of loan origination fees, and the effect of the interest rate swap agreements was approximately 9.78% per annum.

     (B) In March 2000, the Partnership closed on the sale of the remaining lots at The Cullasaja Club Community, as well as its remaining equity memberships in the Cullasaja Club to the Cullasaja Club, Inc. and Cullasaja Realty Development, Inc. for a total sales price of approximately $3.0 million. In addition, indebtedness owed to unaffiliated third party lenders, as well as related accrued interest, was extinguished in conjunction with this sale, as the payment of such principal and interest was contingent upon net cash flows generated from the Cullasaja Community. Such cash flows were not achieved, and as a result, the Partnership recorded an extraordinary gain related to the extinguishment of debt of approximately $6.2 million, as reflected on the accompanying consolidated statements of operations. This transaction resulted in a gain for financial reporting purposes and a loss for Federal income tax reporting purposes and also contributed to the decrease in Equity Memberships, Accrued expenses and other liabilities, and Notes and mortgages payable on the accompanying consolidated balance sheets at December 31, 2000 as compared to 1999.

     (C) In May 2000, the Partnership closed on a $20 million loan with First Union National Bank for the development and construction of The Shoppes of Town Center in Weston, a mixed use retail/office plaza consisting of approximately 158,000 net leasable square feet. The loan was made to an indirect, majority-owned subsidiary of the Partnership, and the Partnership has guaranteed the obligations of the borrower, subject to a reduction in the guarantee upon the satisfaction of certain conditions. Interest on the loan is payable monthly based on the relevant LIBOR rate plus 1.8% per annum during the first year of the loan. Thereafter, subject to the satisfaction of certain conditions, including, among other things, the lien-free completion of construction of the retail/office plaza by June 1, 2001, the maturity date for the loan would be extended for two years and payments of principal and interest would be due on the loan based upon a 25-year loan amortization schedule. The loan may be prepaid in whole or in part at any time, provided that the borrower pays any costs or expenses of the lender incurred as a result of a prepayment on a date other than the last day of a LIBOR interest period. Construction of The Shoppes of Town Center in Weston began in March 2000 and is the primary cause for the increase in Property and equipment on the accompanying consolidated balance sheets at December 31, 2000 as compared to December 31, 1999, as well as the increase in Additions to property and equipment on the accompanying consolidated statement of cash flows for the year ended December 31, 2000 as compared to 1999 and 1998. Construction is expected to be completed in the fourth quarter of 2001. The Partnership has requested modification to the loan for an extension of the one year period for completion of construction currently required under the loan, and the lender has requested that certain conditions be satisfied before agreeing to such modification. The Partnership expects the loan will be modified. In the absence of such modification, the Partnership would be required to repay the loan on June 1, 2001. Currently, the property is approximately 79% pre-leased to tenants.


(8)  EQUITY MEMBERSHIPS

     Equity memberships represent the accumulation of costs incurred in constructing club houses, golf courses, tennis courts and various other related assets, less amounts allocated to memberships sold. These amenities are conveyed to homeowners through the sale of equity memberships.

     The decrease in Equity memberships at December 31, 2000 as compared to December 31, 1999 is primarily due to the sale of The Cullasaja Club Community equity memberships in March 2000. (See Note 7.)

(9)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses payable by the Partnership to affiliates of the General Partner for the years ended December 31, 2000, 1999 and 1998 are as follows:
                                           2000        1999         1998
                                         --------     -------     -------
Insurance commissions. . . . . . . .     $306,268     249,654     231,451
Reimbursement (at cost) for
 accounting services . . . . . . . .      132,147     117,822     134,250
Reimbursement (at cost) for
 portfolio management services . . .        --          6,864      44,495
Reimbursement (at cost) for
 treasury services . . . . . . . . .      329,097     294,972     408,338
Reimbursement (at cost) for
 legal services. . . . . . . . . . .       14,884      64,262      76,806
                                         --------     -------     -------
                                         $782,396     733,574     895,340
                                         ========     =======     =======

     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the year ended December 31, 2000, the amount of such costs incurred by the Partnership on behalf of these affiliates totaled approximately $523,700. Approximately $46,700 was outstanding at December 31, 2000, all of which was received as of March 9, 2001. For the years ended December 31, 1999 and 1998, the Partnership was entitled to receive reimbursements of approximately $807,100 and $1,855,000, respectively.

     In November 1997, The St. Joe Company completed its acquisition of a majority interest in St. Joe/Arvida Company, L.P. ("St. Joe/Arvida"), which acquired the major assets of Arvida Company ("Arvida"). The transaction did not involve the sale of any assets of the Partnership, nor the sale of the General Partner's interest in the Partnership. In connection with this transaction, Arvida entered into a sub-management agreement with St. Joe/Arvida, effective January 1, 1998, whereby St. Joe/Arvida provides (and is reimbursed for) a substantial portion of the development and management supervisory and advisory services (and personnel with respect thereto) to the Partnership that Arvida would otherwise provide pursuant to its management agreement with the Partnership. Effective January 1, 1998, St. Joe/Arvida employed most of the same personnel previously employed by Arvida, and the services provided to the Partnership pursuant to this sub-management agreement generally have been provided by the same personnel. St. Joe/Arvida is reimbursed for such services and personnel on the same basis as Arvida under the management agreement, and such reimbursements are made directly by the Partnership. Affiliates of JMB Realty Corporation own a minority interest in St. Joe/Arvida.

     For the years ended December 31, 2000 and 1999, the Partnership reimbursed St. Joe/Arvida or its affiliates approximately $4,666,000 and $4,545,000, respectively, for the services provided to the Partnership by St. Joe/Arvida personnel pursuant to the sub-management agreement discussed above. In addition, at December 31, 2000, the Partnership owed St. Joe/Arvida approximately $123,000 for general and administrative costs pursuant to the sub-management agreement including, and without limitation, salary and salary-related costs relating to work performed by employees of St. Joe/Arvida on behalf of the Partnership, all of which was paid as of March 9, 2001. The Partnership also receives reimbursement from St. Joe/Arvida for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership on behalf of St. Joe/Arvida. For the years ended December 31, 2000 and 1999, the Partnership received approximately $1,086,700 and $1,340,800, respectively, from St. Joe/Arvida or its affiliates. In addition, $449,000 was owed to the Partnership at December 31, 2000, all of which was received as of March 9, 2001.

     The Partnership pays for certain general and administrative costs on behalf of its clubs, homeowners associations and maintenance associations (including salary and salary-related costs and legal fees). The Partnership receives reimbursements from these entities for such costs. For the year ended December 31, 2000, the Partnership was entitled to receive approximately $1,001,000 from these entities. At December 31, 2000, approximately $82,500 was owed to the Partnership, of which approximately $71,500 was received as of March 9, 2001. For the years ended December 31, 1999 and 1998, the Partnership was entitled to reimbursements of approximately $1,260,700 and $1,321,000, respectively, from these entities.

     The Partnership, pursuant to certain agreements, provides management and other personnel and services to certain of its equity clubs and homeowners associations. Pursuant to these agreements, the Partnership is entitled to receive management fees for the services provided to these entities. For the years ended December 31, 2000, 1999 and 1998, the Partnership was entitled to receive approximately $455,200, $988,200 and $1,396,600, respectively. At December 31, 2000, approximately $26,600 was owed to the Partnership, none of which was received as of March 9, 2001.

     The Partnership funds operating deficits of its homeowners associations as required or deemed necessary. The funding of operating deficits is expensed by the Partnership. For the year ended December 31, 2000, the Partnership was entitled to receive approximately $5,700, of which approximately $3,200 was owed to the Partnership at December 31, 2000, none of which was received as of March 9, 2001.

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

     See Note 10 "Commitments and contingencies" for a discussion of the settlement agreement in the Council of Villages and Savoy cases reached in July 2000.


(10)  COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under standby letters of credit and bonds for approximately $287,300 and $18,019,600, respectively, at December 31, 2000. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable under bonds for approximately $311,300 at December 31, 2000.

     The Partnership leases certain building space for its management offices, sales offices and other facilities, as well as certain equipment. The building and equipment leases expire over the next one to four years. Minimum future rental commitments under non-cancelable operating leases having a remaining term in excess of one year as of December 31, 2000 are as follows:

               2001. . . . . . . . . . . . .      $1,327,080
               2002. . . . . . . . . . . . .         461,614
               2003. . . . . . . . . . . . .         132,857
               2004. . . . . . . . . . . . .          32,337
               2005. . . . . . . . . . . . .           --
               Thereafter. . . . . . . . . .           --
                                                  ----------
                                                  $1,953,888
                                                  ==========

     Rental expense of $1,493,349, $1,698,529 and $2,206,337 was incurred for the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in rent expense for 1999 as compared to 1998 is primarily due to the sale of the Partnership's resale brokerage operations in Weston, Sawgrass and Boca Raton in June 1999.

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

     One of the Partnership's insurance carriers has been funding settlements of various litigation related to Hurricane Andrew. In some, but not all, instances, the insurance carrier has provided the Partnership with written reservation of rights letters. The aggregate amount of the settlements funded to date by this carrier is approximately $9.93 million. The insurance carrier that funded these settlements pursuant to certain reservations of rights has stated its position that it has done so pursuant to various non-waiver agreements. The carrier's position was that these non-waiver agreements permitted the carrier to fund settlements without preventing the carrier from raising insurance coverage issues or waiving such coverage issues. On May 23, 1995, the insurance carrier rescinded the various non-waiver agreements currently in effect regarding the remainder of the Hurricane Andrew litigation, allegedly without waiving any future coverage defenses, conditions, limitations, or rights. For this and other reasons, the extent to which the insurance carrier may recover any of these proceeds from the Partnership is uncertain. Therefore, the accompanying consolidated financial statements do not reflect any accrual related to this matter.

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

     The Partnership has been named a defendant in a purported class action entitled Lakes of the Meadow Village Homes, Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight and Nine Maintenance Associates, Inc.,
v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. The original complaint was filed on or about November 27, 1995 and an amended complaint, which purports to be a class action, was filed on or about February 28, 1997. In the case, plaintiffs seek damages, attorneys' fees and costs on behalf of the 460 building units they allegedly represent for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs allege that Walt Disney World Company is responsible for liabilities that may arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership is potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs allege breach of building codes and breach of implied warranties. In addition, plaintiffs seek rescission and cancellation of various general releases obtained by the Partnership in the course of the turnover of the Community to the residents. Previously, the trial court had granted the Partnership summary judgment against the plaintiffs' claims, based on the releases obtained by the Partnership. The ruling was reversed on appeal, the appellate court finding that there were issues of material fact, which precluded the entry of judgment for the Partnership, and the case was remanded to the trial court for further proceedings. On or about April 9, 1999, plaintiffs supplied a budget estimate for repairs of the alleged defects and damages based on a limited survey of nine buildings, only, out of a total of 115 buildings. Based on this limited survey and assuming that the same alleged defects and damages show up with the same frequency in the entire 460 buildings, plaintiffs estimate the total repairs to cost approximately $7.0 million. Based on the allegations of the amended complaint, it would appear plaintiffs would seek to hold the Partnership responsible for approximately $1.4 million of this amount. Discovery in this litigation is in its early stages. The Partnership has not had an opportunity to examine all of the buildings nor fully assess the alleged merits of the plaintiffs' report. The Partnership is currently being defended by counsel for one of its insurance carriers. The Partnership has agreed in principle to settle the claims brought in connection with Lakes of the Meadows Village Homes Condominium No. 8 Maintenance Association, Inc. for a payment of $155,000 to be funded by one of the Partnership's insurance carriers. The Partnership can give no assurance that the settlement will be consummated. In the event the settlement is not consummated, the Partnership intends to vigorously defend itself against the claims of this condominium association, as well as those made by the other associations, by, among other things, pursuing its defenses of release.

     In 1994, the Partnership was advised by Merrill Lynch that various investors sought to compel Merrill Lynch to arbitrate claims brought by certain investors of the Partnership representing approximately 5% of the total of approximately 404,000 Interests outstanding. Merrill Lynch asked the Partnership and its General Partner to confirm an obligation of the Partnership and its General Partner to indemnify Merrill Lynch in these claims against all loss, liability, claim, damage and expense, including without limitation attorneys' fees and expenses, under the terms of a certain Agency Agreement dated September 15, 1987 ("Agency Agreement") with the Partnership relating to the sale of Interests through Merrill Lynch on behalf of the Partnership. These claimants sought to arbitrate claims involving unspecified damages against Merrill Lynch based on Merrill Lynch's alleged violation of applicable state and/or federal securities laws and alleged violations of the rules of the National Association of Securities Dealers, Inc., together with pendent state law claims. The Partnership believes that Merrill Lynch has resolved some of these claims through litigation and otherwise, and that Merrill Lynch may be defending other claims. The Agency Agreement generally provides that the Partnership and its General Partner shall indemnify Merrill Lynch against losses occasioned by any actual or alleged misstatements or omissions of material facts in the Partnership's offering materials used in connection with the sale of Interests and suffered by Merrill Lynch in performing its duties under the Agency Agreement, under certain specified conditions. The Agency Agreement also generally provides, under certain conditions, that Merrill Lynch shall indemnify the Partnership and its General Partner for losses suffered by the Partnership and occasioned by certain specified conduct by Merrill Lynch in the course of Merrill Lynch's solicitation of subscriptions for, and sale of, Interests. The Partnership is unable to determine at this time the ultimate investment of investors who have filed arbitration claims as to which Merrill Lynch might seek indemnification in the future. At this time, and based upon the information presently available about the arbitration statements of claims filed by some of these investors, the Partnership and its General Partner believe that they have meritorious defenses to demands for indemnification made by Merrill Lynch. Although there can be no assurance regarding the outcome of the claims for indemnification, at this time, based on information presently available about such arbitration statements of claims, the Partnership and its General Partner do not believe that the demands for indemnification by Merrill Lynch will have a material adverse effect on the financial condition of the Partnership.

     On or about October 16, 1995, a lawsuit was filed against the Partnership and others in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida, entitled Council of Villages, Inc. et al. v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida/JMB Partners, Ltd., Broken Sound Club, Inc., and Country Club Maintenance Association, Inc. (the "Council of Villages" case). The multi-count complaint, as amended, was brought as a class action, and individually, on behalf of various residents of the Broken Sound Community, and alleged that defendants engaged in various acts of misconduct in, among other things, the establishment, operation, management and marketing of the Broken Sound golf course and recreational facilities, as well as the alleged improper failure to turn over such facilities to the Broken Sound homeowners on a timely basis. Plaintiffs sought, through various theories, including but not limited to breach of ordinances, breach of fiduciary duty (constructive trust), individual counts for fraudulent inducement, and civil theft, damages in excess of $45 million, the appointment of a receiver for the Broken Sound Club, other unspecified compensatory damages, the right to seek punitive damages, treble damages, prejudgment interest, attorneys' fees and costs.

     On or about July 30, 1996, Savoy v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida/JMB Partners, Ltd., and Broken Sound Club, Inc. was filed against the Partnership and others in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida. The lawsuit was filed as a three-count complaint for dissolution of the Broken Sound Club, Inc. ("Club"), and sought, among other things, the appointment of a custodian or receiver for the Club, a determination that certain acts be deemed wrongful, the return to the Club of an amount of money in excess of $2.5 million in alleged "operating profits," an injunction against the charging of certain dues, an injunction requiring the Club to produce certain financial statements, and such other relief as the Court deemed just, fair and proper. This action was consolidated with the Council of Villages case.

     In April 1997, the Court issued an order certifying as a class action claims respecting the alleged violation of the Boca Raton ordinances. On appeal, the appellate court approved certification of a class action for the following counts: breach of ordinances, breach of fiduciary duty, civil theft (treble damages), and unjust enrichment. The Partnership filed a third party complaint for indemnification and contribution against Disney in these consolidated actions in the event the Partnership were held liable for acts taken by a subsidiary of Disney prior to the Partnership's involvement in the Club and property.

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

Approximately $6,100,000 in legal fees and expenses were incurred in the lawsuit as of December 31, 2000.

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

     On July 13, 2000, the Court gave preliminary approval to a mediated settlement agreement between the Partnership and the plaintiffs in the Council of Villages and Savoy cases. Notice of the proposed settlement was given to the plaintiff class in July 2000. Final Court approval of the settlement occurred on September 21, 2000. The Court's final approval was not appealed. Also, on August 3, 2000, the Partnership and Disney entered into an agreement to settle the Partnership's third party complaint against Disney that was filed in the Council of Villages case. Closing for the settlement agreements occurred on November 8, 2000. In accordance with the two settlement agreements, the following actions, among others, took place:

(1) the Council of Villages case, including the third party complaint against Disney, and the Savoy case were dismissed with prejudice and appropriate releases were executed; (2) the Partnership paid approximately $2.2 million to the Club, approximately $1.1 million to CCMA, and $1.65 million to the Council of Villages; (3) the Partnership continued to manage the operations of the Club from January 1 through November 8, 2000 for a management fee of $175,000; (4) the Club and CCMA limited to $500,000 the amount which they agreed to pay in legal fees and costs for calendar year 2000 in defense of the Council of Villages and Savoy cases and the Partnership agreed to pay any fees and costs in excess of $500,000, which amount the Partnership does not expect to be substantial; (5) the Partnership forgave certain indebtedness in the approximate amount of $1.6 million owed by the Club; (6) the Partnership assigned to the Club 207 unsold Club memberships which the Partnership had held for sale; (7) Disney paid $900,000 to the Partnership; and (8) the Partnership provided an interest-free line of credit for the Club's working capital needs, which has been repaid to the Partnership. Pursuant to the settlement, management of the Club was turned over to the members at closing of the settlement agreements.

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

     Prior to July 1991, the District had issued variable rate bonds totaling approximately $96 million which were to mature in various years commencing in May 1991 through May 2011. During 1995, in order to reduce the exposure of variable rate debt, the District pursued new bond issuances. As a result, during March and December 1995, the District issued approximately $99 million and $13.3 million of bonds, respectively, at fixed rates ranging from 4.0% to 8.25% per annum with maturities commencing in May 1995 through May 2011. The proceeds from these bond offerings were used to refund the bonds issued prior to July 1991 described above, as well as to fund the issuance costs incurred in connection with the offerings and deposits to certain reserve accounts for future bond debt service requirements. In July 1997, the District issued another approximate $41.6 million of fixed rate bonds. These bonds bear interest ranging from 4.0% to 5.0% (payable in May and November each year until maturity or prior redemption), with maturities commencing in May 1999 through May 2027 (the "Series 1997 Bonds"). The Series 1997 Bonds were issued for the purpose of paying costs of certain improvements to the District's water management system, as well as to fund certain issuance costs incurred in connection with the offerings, deposit funds into certain reserve accounts, and pay capitalized interest on these bonds. At
December 31, 2000, the amount of bonds issued and outstanding totaled approximately $120.1 million. For the years ended December 31, 2000, 1999 and 1998, the Partnership paid special assessments related to the bonds of approximately $2.8 million, $1.9 million and $3.6 million, respectively. Reference is made to Note 1 for further discussion regarding these assessments.


(12)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS #107 requires the disclosure of the fair values of all financial assets and liabilities for which it is practicable to estimate such values.

Value is defined in SFAS #107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amounts of its Cash and cash equivalents, Trade and other accounts receivable, Investments in and advances to joint ventures and Notes and mortgages payable approximates their fair values at December 31, 2000 and 1999.


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

     For the years ended December 31, 2000, 1999 and 1998, the Partnership had net income for financial reporting and Federal income tax purposes.
The amount of net income allocated, collectively, to the General and Associate Limited Partners for financial reporting and tax purposes for the year ended December 31, 2000 was approximately $12,611,000 and $12,541,000, respectively. The amount of net income allocated, collectively, to the General and Associate Limited Partners for financial reporting and tax purposes for the year ended December 31, 1999 was approximately $14,316,000 and $14,313,000, respectively. The amount of net income allocated, collectively, to the General and Associated Limited Partners for financial reporting and tax purposes for the year ended December 31, 1998 was approximately $6,062,000 and $6,061,000, respectively. These allocations are based on cash distributions to the General Partner and the Associate Limited Partners with an allocation of at least 1% of profits to the General Partner in accordance with Section 4.2A of the Partnership Agreement.

     In general, and subject to certain limitations, the distribution of Cash Flow (as defined) after the initial admission date is allocated 90% to the Holders of Interests and 10% to the General Partner and the Associate Limited Partners (collectively) until the Holders of Interests have received cumulative distributions of Cash Flow equal to a 10% per annum return (non-compounded) on their Adjusted Capital Investments (as defined) plus the return of their Capital Investments; provided, however, that 4.7369% of the 10% amount otherwise distributable to the General Partner and Associate Limited Partners (collectively) is deferred, and such amount is paid to the Holders of Interests, until the Holders of Interests have received Cash Flow distributions equal to their Capital Investments (i.e., $1,000 per Interest). Any deferred amounts owed to the General Partner and Associate Limited Partners (collectively) are distributable to them out of Cash Flow to the extent of one-half of Cash Flow otherwise distributable to the Holders of Interests at such time as the Holders of Interests have received total distributions of Cash Flow equal to their Capital Investments. Thereafter, all distributions of Cash Flow will be made 85% to the Holders of Interests and 15% to the General Partner and the Associate Limited Partners (collectively); provided, however, that the General Partner and the Associate Limited Partners (collectively) shall be entitled to receive an additional share of Cash Flow otherwise distributable to the Holders of Interests equal to the lesser of an amount equal to 2% of the cumulative gross selling prices of any interests in real property of the Partnership (subject to certain limitations) or 13% of the aggregate distributions of Cash Flow to all parties pursuant to this sentence. With the distribution made in February 2000, the Holders of Interests have received total distributions of Cash Flow in excess of their Capital Investments (i.e., $1,000 per Interest). Accordingly, during 2000, the General Partner and Associated Limited Partners (collectively) were entitled to receive, and did receive, the amount of their deferred distributions.

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

     In March 2000, the Partnership entered into a contract with an unaffiliated third party builder for the bulk sale of the remaining lot inventory and the sales center at its Water's Edge Community for a sales price of approximately $3.2 million. The contract provided for the lots to be purchased in three phases. The closing of the first phase of 29 lots was completed in March 2000 for approximately $0.7 million. The closing of the second phase of 51 lots and the sales center was completed in September 2000 for approximately $1.6 million. The closing of the third phase of 23 lots was completed in December 2000 for approximately $0.9 million. These sales are reflected in Homesite revenues and costs of revenues on the accompanying consolidated statements of operations as of December 31, 2000.

These transactions resulted in no gain or loss for financial reporting purposes in 2000 and an approximate $3.2 million loss for Federal income tax reporting purposes in 2000.




(15)  LEGAL SETTLEMENTS

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


(16)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                    Three Months Ended
                     -----------------------------------------------------
                       March 31,    June 30,   September 30,  December 31,
                         1999        1999           1999          1999
                     -----------   ----------  -------------  ------------

Total revenues . . . $97,402,569   92,150,983    88,082,652    96,014,053
Gross operating
  profit . . . . . .  18,399,724   26,921,826    19,120,027    18,373,674
Net income . . . . .  15,847,979   22,705,194    14,558,680    20,886,589
Net income per
  Limited Partner-
  ship Interest. . .       38.84        55.63         34.49         18.77

                                    Three Months Ended
                     -----------------------------------------------------
                       March 31,    June 30,   September 30,  December 31,
                         2000        2000           2000          2000
                     -----------   ----------  -------------  ------------
Total revenues . . . $69,571,755   99,650,409    96,458,767   128,630,863
Gross operating
  profit . . . . . .  12,910,194   21,704,455    19,677,536    29,073,040
Income before
  extraordinary
  item . . . . . . .   8,625,756   15,498,233    15,559,521    24,143,157
Net income (1) . . .  14,830,800   15,498,233    15,559,521    24,143,157
Net income per
  Limited Partner-
  ship Interest
  before extra-
  ordinary item. . .       21.14        37.93         18.70         49.15
Net income per
  Limited Partner-
  ship Interest. . .       36.35        37.93         18.70         49.15


(1) The first quarter of 2000 includes an extraordinary gain related to the extinguishment of debt of approximately $6.2 million.


(17)  SUBSEQUENT EVENTS

     During January 2001, the Partnership made a distribution for 2000 of $40,400,000 to its Holders of Interests ($100 per Interest) and $4,488,889 to the General Partner and Associate Limited Partners, collectively.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                  PART III


ITEM 10.  DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The General Partner of the Partnership is Arvida/JMB Managers, Inc., a Delaware corporation, all of the outstanding shares of stock of which are owned by JMB Investment Holdings-I, Inc., a Delaware corporation. Substantially all of the outstanding shares of stock of JMB Investment Holdings-I, Inc. are owned indirectly by JMB Realty Corporation, a Delaware corporation ("JMB"). Substantially all of the outstanding shares of stock of JMB are owned by certain of its officers, directors, members of their families and their affiliates. Arvida/JMB Managers, Inc. was substituted as general partner of the Partnership as a result of a merger on March 30, 1990 of an affiliated corporation that was the then general partner of the Partnership into Arvida/JMB Managers, Inc., which, as the surviving corporation of such merger, continues as General Partner. All references herein to "General Partner" include Arvida/JMB Managers, Inc. and its predecessor, as appropriate. The General Partner has responsibility for all aspects of the Partnership's operations. The Associate Limited Partners of the Partnership are Arvida/JMB Associates, an Illinois general partnership, of which JMB and certain of its current and former officers and directors and their affiliates are, indirectly, partners, and Arvida/JMB Limited Partnership, an Illinois limited partnership, of which Arvida/JMB Associates is the general partner. An affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated is the limited partner of Arvida/JMB Limited Partnership. Various relationships of the Partnership to the General Partner and its affiliates are described under the caption "Conflicts of Interest" at pages 21-24 of the Prospectus, which description is hereby incorporated herein by reference to Exhibit 99.1 to this report.

     The director and executive officers of the General Partner of the Partnership are as follows:

                                                               SERVED IN
 NAME                          OFFICE                          OFFICE SINCE
 ----                          ------                          ------------

 Judd D. Malkin                Chairman                        04/08/87
 Neil G. Bluhm                 President                       04/08/87
 H. Rigel Barber               Vice President                  04/08/87
 Gailen J. Hull                Vice President                  04/09/87
 Gary Nickele                  Vice President                  04/08/87
                               and Director                    08/08/00
 James D. Motta                Vice President                  04/09/87

     At the annual meeting of the General Partner held on August 8, 2000, Messrs. Judd D. Malkin, Neil G. Bluhm, Burton E. Glazov, Stuart C. Nathan,
A. Lee Sacks and John G. Schreiber were removed as Directors and Gary Nickele was elected as sole Director of the General Partner. In addition to being Directors, Messrs. Malkin, Glazov, Nathan, Sacks and Schreiber had also served as members of the Special Committee of the General Partner's Board of Directors, which had been established to deal with all matters relating to tender offers for Interests in the Partnership as well as certain other matters. Messrs. Malkin and Bluhm remain as Chairman and President, respectively, of the General Partner. Mr. Nickele previously served as sole Director of the General Partner from December 1990 until May 31, 1996.

     There is no family relationship among any of the foregoing director or officers. Mr. Nickele has been elected to serve a one-year term as director until the annual meeting of the General Partner to be held on August 14, 2001. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the General Partner to be held on August 14, 2001. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which the director or any officer was selected as such.

     The foregoing director and most of the officers are also officers and/or directors of JMB, which is the corporate general partner of Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV") and Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV") and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"). JMB is also the sole general partner of the associate general partner of Carlyle-XIII, Carlyle-XIV, and Carlyle-XV. Most of the foregoing director and officers are also officers and/or directors of various affiliated companies of JMB. Certain of the foregoing officers are partners, indirectly through other partnerships, of the Associate Limited Partners of the Partnership.

     The business experience during the past five years of such director and officers of the General Partner of the Partnership includes the following:

     Judd D. Malkin (age 63) is Chief Financial Officer, Chairman and a director of JMB and an officer and/or director of various JMB affiliates. He is also an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October, 1969. Mr. Malkin was also a Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc. from its inception in 1993 until November 2000. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox, a Major League Baseball team, and a director of CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls, a National Basketball Association team.

     Neil G. Bluhm (age 63) is President and a director of JMB and an officer and/or director of various JMB affiliates. He is also an individual general partner of JMB Income-V. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds. He was also Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc. from its inception in 1993 until November 2000. Mr. Bluhm is a member of the Bar of the State of Illinois.

     H. Rigel Barber (age 52) is Chief Executive Officer and Executive Vice President of JMB and an officer of various JMB affiliates. Mr. Barber has been associated with JMB since March, 1982. He received a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 52) is Senior Vice President of JMB and an officer of various JMB affiliates. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

    Gary Nickele (age 48) is Executive Vice President and General Counsel of JMB and an officer and/or director of various JMB affiliates. Mr. Nickele has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     James D. Motta (age 45) has been President and Chief Executive Officer of Arvida since April 1995, and President and Chief Executive Officer of St. Joe/Arvida Company, L.P. ("St. Joe/Arvida"), a joint venture among affiliates of The St. Joe Company and of JMB for real estate development, ownership and management, since November 1997.

     Neil G. Bluhm was Executive Vice President, a director and Vice Chairman of the Board of Directors of Liberty House, Inc., and Judd D. Malkin was Executive Vice President, a director and Chairman of the Board of Directors of Liberty House, Inc. On March 19, 1998, Liberty House, Inc. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Liberty House, Inc., which owned and operated department stores in Hawaii and Guam, filed the Chapter 11 proceeding in part to enable it to achieve an orderly reorganization of its debt to serviceable levels. In January 2001, the United States Bankruptcy Court for the District of Hawaii entered an order confirming a plan of reorganization for Liberty House, Inc. In connection with the confirmation of the reorganization plan, Messrs. Bluhm and Malkin resigned as officers and directors of Liberty House, Inc. in February 2001.



ITEM 11.  EXECUTIVE COMPENSATION

     The officers and directors of the General Partner receive no direct remuneration in such capacities from the Partnership. The General Partner and the Associate Limited Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses as described under the caption "Cash Distributions and Allocations of Profit and Losses" at pages 61 to 64 of the Prospectus and at pages A-9 to A-16 of the Partnership Agreement, which descriptions are incorporated herein by reference to Exhibit 99.1, to this report. Reference is also made to Notes 1 and 13 for a description of such distributions and allocations. The General Partner and the Associate Limited Partners, collectively, received cash distributions in 2000 totaling $21,691,765 and in January 2001 totaling $4,488,889. The cash distributions paid during 2000 included amounts previously deferred by the General Partner and the Associate Limited Partners (totalling approximately $13,800,000) pursuant to the terms of the Partnership Agreement and in connection with the settlement of certain litigation. Pursuant to the Partnership Agreement, the General Partner and Associate Limited Partners were allocated profits for Federal income tax purposes for 2000 of approximately $12,541,000. Reference is made to Note 13 for further discussion of this allocation.

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

The total of such costs for the year ended December 31, 2000, was approximately $4,666,000. In addition, approximately $123,000 was outstanding at December 31, 2000 pursuant to the sub-management agreement, all of which was paid as of March 9, 2001. The Partnership also receives reimbursement from St. Joe/Arvida for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership on behalf of St. Joe/Arvida. For the year ended December 31, 2000, the Partnership received approximately $1,086,700 from St. Joe/Arvida or its affiliates. In addition, $449,000 was owed to the Partnership at December 31, 2000, all of which was received as of March 9, 2001. The St. Joe Company owns a majority interest in St. Joe/Arvida, and affiliates of JMB own a minority interest in St. Joe/Arvida.

     JMB Insurance Agency, Inc., an affiliate of the General Partner, earned and received insurance brokerage commissions in 2000 of approximately $306,300 in connection with providing insurance coverage for certain of the properties of the Partnership, all of which was paid as of December 31, 2000. Such commissions are at rates set by insurance companies for the classes of coverage provided. For the years 1999 and 1998, JMB Insurance Agency, Inc. earned and received insurance brokerage commissions of approximately $249,700 and $231,500, respectively.

     The General Partner of the Partnership or its affiliates are entitled to reimbursement for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and the acquisition, development, ownership, supervision, and operation of the Partnership assets. In 2000, the General Partner and its affiliates were entitled to reimbursements for legal, accounting, portfolio management and treasury services. Such costs for 2000 were approximately $476,100, all of which were paid as of December 31, 2000. For 1999 and 1998, such costs were approximately $484,000 and $663,900, respectively.

     The Partnership was also entitled to receive reimbursements from affiliates of the General Partner for certain general and administrative expenses including, and without limitation, salary and salary-related expenses relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the year ended December 31, 2000, the total of such costs was approximately $523,700. Approximately $46,700 was outstanding as of December 31, 2000, all of which was received as of March 9, 2001.

     Amounts payable to or by the General Partner or its affiliates do not bear interest.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     (a) The following have reported beneficial ownership of more than 5% of the outstanding Interests of the Partnership.

                     NAME AND ADDRESS          AMOUNT AND NATURE
                     OF BENEFICIAL             OF BENEFICIAL       PERCENT
TITLE OF CLASS       OWNER                     OWNERSHIP           OF CLASS
--------------       ----------                -----------------   --------

Limited Partnership  The St. Joe Company       106,200.4399        26.3%
Interests and        1650 Prudential Drive,    Interests
Assignee Interests   Suite 400                 directly (1)
therein              Jacksonville, Florida 32207

Limited Partnership  Alfred I. duPont          106,200.4399        26.3%
Interests and        Testamentary Trust        Interests
Assignee Interests                             indirectly (2)
therein

Limited Partnership  The Nemours               106,200.4399        26.3%
Interests and        Foundation                Interests
Assignee Interests                             indirectly (2)
therein

Limited Partnership  Winfred L. Thornton       106,200.4399        26.3%
Interests and                                  Interests
Assignee Interests                             indirectly (2)
therein

Limited Partnership  Jacob C. Belin            106,200.4399        26.3%
Interests and                                  Interests
Assignee Interests                             indirectly (2)
therein

Limited Partnership  William T.                106,200.4399        26.3%
Interests and        Thompson III              Interests
Assignee Interests                             indirectly (2)
therein

Limited Partnership  Hugh M. Durden            106,200.4399        26.3%
Interests and                                  Interests
Assignee Interests                             indirectly (2)
therein

Limited Partnership  John F. Porter III        106,200.4399        26.3%
Interests and                                  Interests
Assignee Interests                             indirectly (2)
therein

Limited Partnership  Herbert H. Peyton         106,200.4399        26.3%
Interests and                                  Interests
Assignee Interests                             indirectly (2)
therein

(1) Reflects beneficial ownership of Interests held directly by The St. Joe Company for which it has been reported that it has shared voting and dispositive power.

(2) Reflects indirect beneficial ownership of Interests held directly by the St. Joe Company. Messrs. Thorton, Belin, Thompson, Durden, Porter and Peyton are the trustees and directors of the Alfred I. duPont Testamentary Trust (the "Trust") and The Nemours Foundation (the "Foundation"), respectively. As a result of the Trust's and the Foundation's respective direct and beneficial ownerships of outstanding shares of common stock of The St. Joe Company, the Trust, Foundation and Messrs. Thorton, Belin, Thompson, Durden, Porter and Peyton are or may be deemed to be indirect beneficial owners of 106,200.4399 Interests for which they each have or may be deemed to have shared voting and dispositive power. See note (1) above.

The address for each of the Trust, Foundation and Messrs. Thorton, Belin, Thompson, Durden, Porter and Peyton is 1650 Prudential Drive, Suite 300, Jacksonville, Florida 32207.

     (b) The General Partner and its executive officers and directors beneficially own the following Interests of the Partnership:

                    NAME OF                AMOUNT AND NATURE
                    BENEFICIAL             OF BENEFICIAL          PERCENT
TITLE OF CLASS      OWNER                  OWNERSHIP              OF CLASS
--------------      ----------             -----------------      --------

Limited Partnership General Partner        None                   --
Interests and       and its executive
Assignee Interests  officers and
therein             director as
                    a group
---------------

     No executive officer or director of the General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     (c) There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The transactions and business relationships with the General Partner, its affiliates and their management are described in Items 10, 11 and 12 above.

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

                   4.2.     Amendment to Credit Agreement dated
September 1, 1998 is hereby incorporated herein by reference to the Partnership's Report for September 30, 1998 on Form 10-Q (File No. 0-16976) dated November 11, 1998.

                   4.3. Absolute Assignment of Mortgages and Other Documents for $11,250,000 Term Loan Promissory Note, $3,000,000 Line of Credit Promissory Note, and $750,000 Demand Note Letter of Credit
Promissory Note is hereby incorporated herein by reference to the Partnership's Report for September 30, 1998 on Form 10-Q (File No. 0-16976) dated November 11, 1998.

                   4.4. Absolute Assignment of Mortgages and Other Documents for $28,125,000 Term Loan Promissory Note, $7,500,000 Line of Credit Promissory Note, and $1,875,000 Demand Note Letter of Credit Promissory Note is hereby incorporated herein by reference to the Partnership's Report for September 30, 1998 on Form 10-Q (File No. 0-16976) dated November 11, 1998.

                   4.5. Absolute Assignment of Deed to Secure Debt and Other Documents is hereby incorporated herein by reference to the Partnership's Report for September 30, 1998 on Form 10-Q (File No. 0-16976) dated November 11, 1998.

                   4.6. Term Loan Promissory Note dated September 1, 1998 Payable to the Order of First Union National Bank is hereby incorporated herein by reference to the Partnership's Report for September 30, 1998 on Form 10-Q (File No. 0-16976) dated November 11, 1998.

                   4.7.     Line of Credit Promissory Note dated
September 1, 1998 Payable to the Order of First Union National Bank is hereby incorporated herein by reference to the Partnership's Report for September 30, 1998 on Form 10-Q (File No. 0-16976) dated November 11, 1998.

                   4.8. Letter of Credit Line Demand Note dated September 1, 1998 Payable to the Order of First Union National Bank is hereby incorporated herein by reference to the Partnership's Report for September 30, 1998 on Form 10-Q (File No. 0-16976) dated November 11, 1998.

                   4.9 Bifurcation of Note Agreement of that Certain Consolidated and Restated Term Loan Promissory Note dated September 1, 1998 is hereby incorporated herein by reference to the Partnership's Report for September 30, 1998 on From 10-Q (File No. 0-16976) dated November 11, 1998.

                   4.10. Renewal Term Loan Promissory Note dated September 1, 1998 is hereby incorporated herein by reference to Exhibit 4.4 to the Partnership's Report for September 30, 1998 on Form 10-Q (File No. 0-16976) dated November 11, 1998.

                   4.11. Renewal Line of Credit Promissory Note dated September 1, 1998 is hereby incorporated herein by reference to the Partnership's Report for September 30, 1998 on From 10-Q (File No. 0-16976) dated November 11, 1998.

                   4.12. Renewal Demand Note Letter of Credit Line dated September 1, 1998 is hereby incorporated herein by reference to the Partnership's Report for September 30, 1998 on From 10-Q (File No. 0-16976) dated November 11, 1998.

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

     No annual report or proxy material for the fiscal year 2000 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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


                          ARVIDA/JMB PARTNERS, L.P.

                          BY:     Arvida/JMB Managers, Inc.
                                  (The General Partner)



                                  GAILEN J. HULL
                          By:     Gailen J. Hull
                                  Vice President
                          Date:   March 23, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                  JUDD D. MALKIN
                          By:     Judd D. Malkin, Chairman
                                  Chief Executive Officer
                                  and Chief Financial Officer
                          Date:   March 23, 2001



                                  GAILEN J. HULL
                          By:     Gailen J. Hull, Vice President
                                  Principal Accounting Officer
                          Date:   March 23, 2001



                                  GARY NICKELE
                          By:     Gary Nickele, Director
                          Date:   March 23, 2001

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


                                                                               DOCUMENT
                                                                              INCORPORATED      SEQUENTIALLY
EXHIBIT NO.       EXHIBIT                                                     BY REFERENCE      NUMBERED PAGE
-----------       -------                                                     ------------      -------------
  3.1.            Amended and Restated Agree-
                  ment of Limited Partnership
                  of the Partnership.                                              Yes

  3.2.            Assignment Agreement by and
                  among the General Partner, the
                  Initial Limited Partner and the
                  Partnership                                                      Yes

  4.1.            Credit Agreement dated July 31, 1997
                  between Barnett Bank, N.A. and The Other
                  Lenders and Arvida/JMB Partners, L.P.                            Yes

  4.2.            Amendment to Credit Agreement dated
                  September 1, 1998                                                Yes

  4.3.            Absolute Assignment of Mortgages and Other
                  Documents for $11,250,000 Term Loan Promissory
                  Note, $3,000,000 Line of Credit Promissory Note, and $750,000 Demand Note Letter of Credit
                  Promissory Note.

  4.4.            Absolute Assignment of Mortgages and Other
                  Documents for $28,125,000 Term Loan Promissory
                  Note, $7,500,000 Line of Credit Promissory Note, and $1,875,000 Demand Note Letter of Credit
                  Promissory Note.

  4.5.            Absolute Assignment of Deed to Secure Debt and
                  Other Documents.

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