Form 10-Q
period 2001-03-31
ARVIDA JMB PARTNERS L P
filed 2001-05-14
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.   20549



                                   FORM 10-Q



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




For the quarter ended
March 31, 2001                                     Commission file #0-16976




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

                          CONSOLIDATED BALANCE SHEETS

                     MARCH 31, 2001 AND DECEMBER 31, 2000


                                    ASSETS
                                    ------

                                                MARCH 31,     DECEMBER 31,
                                                  2001           2000
                                               (Unaudited)    (See Note)
                                              -------------   -----------

Cash and cash equivalents. . . . . . . . . .  $  33,102,067    68,979,280
Restricted cash. . . . . . . . . . . . . . .     22,236,014    23,045,284
Trade and other accounts receivable
  (net of allowance for doubtful
  accounts of $343,545 at March 31,
  2001 and $445,793 at December 31,
  2000). . . . . . . . . . . . . . . . . . .      4,029,722     3,963,461
Real estate inventories. . . . . . . . . . .    133,393,371   129,728,708
Property and equipment, net. . . . . . . . .     44,650,643    41,620,336
Investments in and advances to
  joint ventures, net. . . . . . . . . . . .        314,264       415,838
Equity memberships . . . . . . . . . . . . .         20,000        20,000
Amounts due from affiliates, net . . . . . .        127,329       485,056
Prepaid expenses and other assets. . . . . .      8,869,221     8,697,427
                                               ------------  ------------

          Total assets . . . . . . . . . . .   $246,742,631   276,955,390
                                               ============  ============

                           ARVIDA/JMB PARTNERS, L.P.
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)



                  LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                  ------------------------------------------

                                                MARCH 31,     DECEMBER 31,
                                                  2001           2000
                                               (Unaudited)    (See Note)
                                              -------------   -----------
Liabilities:
  Accounts payable . . . . . . . . . . . . .   $ 19,355,424    19,024,568
  Deposits . . . . . . . . . . . . . . . . .     32,282,408    34,096,243
  Accrued expenses and other
    liabilities. . . . . . . . . . . . . . .     10,889,019    13,510,444
  Notes and mortgages payable, net . . . . .     13,191,632    11,356,785
                                               ------------  ------------

  Commitments and contingencies

          Total liabilities. . . . . . . . .     75,718,483    77,988,040
                                               ------------  ------------

Partners' capital accounts:
  General Partner and
   Associate Limited Partners:
    Capital contributions. . . . . . . . . .         20,000        20,000
    Cumulative net income. . . . . . . . . .     72,924,003    72,754,546
    Cumulative cash distributions. . . . . .    (71,427,626)  (66,938,738)
                                               ------------  ------------
                                                  1,516,377     5,835,808
                                               ------------  ------------
  Limited Partners:
    Capital contributions,
      net of offering costs. . . . . . . . .    364,841,815   364,841,815
    Cumulative net income. . . . . . . . . .    272,294,092   255,517,863
    Cumulative cash distributions. . . . . .   (467,628,136) (427,228,136)
                                               ------------  ------------
                                                169,507,771   193,131,542
                                               ------------  ------------
          Total partners' capital
            accounts . . . . . . . . . . . .    171,024,148   198,967,350
                                               ------------  ------------

          Total liabilities and
            partners' capital. . . . . . . .   $246,742,631   276,955,390
                                               ============  ============


NOTE: The consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.








                  The accompanying notes are an integral part of these consolidated financial statements.

                           ARVIDA/JMB PARTNERS, L.P.
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)


                                                   2001           2000
                                                -----------    ----------
Revenues:
  Housing. . . . . . . . . . . . . . . . . . .  $79,469,880    57,015,042
  Homesites. . . . . . . . . . . . . . . . . .       63,000     1,325,294
  Land and property. . . . . . . . . . . . . .      304,080     6,131,024
  Operating properties . . . . . . . . . . . .    4,741,040     4,003,252
  Brokerage and other operations . . . . . . .      984,840     1,097,143
                                                -----------   -----------
        Total revenues . . . . . . . . . . . .   85,562,840    69,571,755
                                                -----------   -----------
Cost of revenues:
  Housing. . . . . . . . . . . . . . . . . . .   59,865,165    46,705,676
  Homesites. . . . . . . . . . . . . . . . . .       37,457       908,104
  Land and property. . . . . . . . . . . . . .       21,848     4,206,974
  Operating properties . . . . . . . . . . . .    3,951,405     3,853,097
  Brokerage and other operations . . . . . . .    1,296,362       987,710
                                                -----------   -----------
        Total cost of revenues . . . . . . . .   65,172,237    56,661,561
                                                -----------   -----------
Gross operating profit . . . . . . . . . . . .   20,390,603    12,910,194
Selling, general and administrative
  expenses . . . . . . . . . . . . . . . . . .   (4,414,484)   (5,071,030)
                                                -----------   -----------
        Net operating income . . . . . . . . .   15,976,119     7,839,164

Interest income. . . . . . . . . . . . . . . .    1,032,795     1,212,352
Equity in earnings (losses) of uncon-
  solidated ventures . . . . . . . . . . . . .      (54,485)       30,804
Interest and real estate taxes,
  net of amounts capitalized . . . . . . . . .       (8,743)     (456,564)
                                                -----------   -----------
        Income before extraordinary item . . .   16,945,686     8,625,756

Extraordinary item:
  Gain on extinguishment of debt . . . . . . .        --        6,205,044
                                                -----------   -----------
        Net income . . . . . . . . . . . . . .  $16,945,686    14,830,800
                                                ===========   ===========

        Income before extraordinary
          item per Limited Partnership
          Interest . . . . . . . . . . . . . .  $     41.53         21.14
        Extraordinary item per
          Limited Partnership Interest . . . .        --            15.20
                                                -----------   -----------
        Net income per Limited Partnership
          Interest . . . . . . . . . . . . . .  $     41.53         36.34
                                                ===========   ===========

        Cash distributions per Limited
          Partnership Interest . . . . . . .    $    100.00        119.71
                                                ===========   ===========




                  The accompanying notes are an integral part of these consolidated financial statements.

                           ARVIDA/JMB PARTNERS, L.P.
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

                                                   2001           2000
                                                -----------    ----------
Net income . . . . . . . . . . . . . . . . . .  $16,945,686    14,830,800
Charges (credits) to net income not
 requiring (providing) cash:
  Depreciation and amortization. . . . . . . .    1,097,976       740,570
  Equity in (earnings) losses of uncon-
    solidated ventures . . . . . . . . . . . .       54,485       (30,804)
  Provision for doubtful accounts. . . . . . .        7,609       (26,893)
  Extraordinary gain on extinguishment
    of debt. . . . . . . . . . . . . . . . . .        --       (6,205,044)
  Gain on sale of property and equipment . . .        --         (182,702)
Changes in:
  Restricted cash. . . . . . . . . . . . . . .      809,270    (3,895,057)
  Trade and other accounts receivable. . . . .      (73,870)   23,173,235
  Real estate inventories:
    Additions to real estate inventories . . .  (58,837,859)  (62,892,278)
    Cost of sales. . . . . . . . . . . . . . .   56,244,105    47,400,906
    Capitalized interest . . . . . . . . . . .     (314,904)     (633,163)
    Capitalized real estate taxes. . . . . . .     (755,995)     (850,912)
  Equity memberships . . . . . . . . . . . . .        --        1,667,120
  Amounts due from affiliates, net . . . . . .      357,717       (78,515)
  Prepaid expenses and other assets. . . . . .     (366,377)     (928,697)
  Accounts payable, accrued expenses
    and other liabilities. . . . . . . . . . .   (2,315,370)   (1,399,932)
  Deposits and unearned income . . . . . . . .   (1,813,835)       48,253
                                                -----------   -----------
          Net cash provided by
            operating activities . . . . . . .   11,038,638    10,736,887
                                                -----------   -----------
Investing activities:
  Additions to property and equipment. . . . .   (3,938,693)     (271,324)
  Proceeds from sales of property
    and equipment. . . . . . . . . . . . . . .        4,993       206,000
  Joint venture distributions. . . . . . . . .       71,890        43,876
                                                -----------   -----------
          Net cash used in
            investing activities . . . . . . .   (3,861,810)      (21,448)
                                                -----------   -----------
Financing activities:
  Proceeds from notes and mortgages
    payable. . . . . . . . . . . . . . . . . .    1,834,847         --
  Payments of notes and mortgages payable. . .        --       (8,750,000)
  Distributions to General Partner and
    Associate Limited Partners . . . . . . . .   (4,488,888)  (13,638,944)
  Distributions to Limited Partners. . . . . .  (40,400,000)  (48,361,056)
                                                -----------   -----------
          Net cash used in
            financing activities . . . . . . .  (43,054,041)  (70,750,000)
                                                -----------   -----------
Decrease in Cash and cash equivalents. . . . .  (35,877,213)  (60,034,561)
Cash and cash equivalents,
  beginning of period. . . . . . . . . . . . .   68,979,280    71,965,185
                                                -----------   -----------
Cash and cash equivalents,
  end of period. . . . . . . . . . . . . . . .  $33,102,067    11,930,624
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

                           ARVIDA/JMB PARTNERS, L.P.
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 2001 AND 2000
                                  (UNAUDITED)


     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2000, which are included in the Partnership's 2000 Annual Report on Form 10-K (File No. 0-16976) filed on March 30, 2001, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements, and which are required by accounting principles generally accepted in the United States for complete financial statements, have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 2000 Annual Report.

GENERAL

     In the opinion of the General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of March 31, 2001 and December 31, 2000 and for the three months ended
March 31, 2001 and 2000. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2001.

     Capitalized Interest and Real Estate Taxes

     Interest, including the amortization of loan fees, of $314,904 and $633,163 was incurred for the three months ended March 31, 2001 and 2000, respectively, all of which was capitalized. Interest payments, including amounts capitalized, of $221,231 and $667,187 were made during the three months ended March 31, 2001 and 2000, respectively. The decrease in interest incurred and paid during the three month period ended March 31, 2001 as compared to the same period in 2000 is due to the decrease in the average amount of debt outstanding during the periods.

     Real estate taxes of $764,737 and $1,307,474 were incurred for the three months ended March 31, 2001 and 2000, respectively, of which $755,995 and $850,912 were capitalized, respectively. As the Partnership undertakes development of the final phases of its remaining Communities, a larger portion of real estate taxes incurred have become eligible for capitalization. This is the cause for the decrease in interest and real estate taxes, net of amounts capitalized on the accompanying consolidated statements of operations for the first quarter of 2001 as compared to the same period in 2000. Real estate tax payments of $31,092 and $58,621 were made during the three months ended March 31, 2001 and 2000, respectively. In addition, real estate tax reimbursements totaling $56,228 and $58,375 were received from the Partnership's escrow agent during the three months ended March 31, 2001 and 2000, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and other operating properties as these taxes are included in cost of revenues for operating properties.

     Property and Equipment and Other Assets

     Depreciation expense of $903,393 and $579,655 was recorded for the three months ended March 31, 2001 and 2000, respectively. Amortization of other assets, excluding loan fees, of $119,583 and $98,415 was recorded for the three months ended March 31, 2001 and 2000, respectively. Amortization of loan fees, which is included in interest expense, of $75,000 and $62,500 was recorded for the three months ended March 31, 2001 and 2000, respectively.

     The increase in Property and equipment at March 31, 2001 as compared to December 31, 2000 on the accompanying consolidated balance sheets is due primarily to the ongoing construction of The Shoppes of Town Center in Weston (see related discussion in Notes and Mortgages Payable, below) as well as the construction of a new tennis facility at one of the Partnership's clubs in Weston. This construction is also the primary cause for the increase in Additions to property and equipment on the accompanying consolidated statements of cash flows for the three month period ended March 31, 2001 as compared to the three month period ended March 31, 2000.

     Partnership Distributions

     During January 2001, the Partnership made a distribution for 2000 of $40,400,000 to its Holders of Interests ($100.00 per Interest) and $4,488,888 to the General Partner and Associate Limited Partners, collectively. This distribution is the primary cause for the decrease in Cash and cash equivalents on the accompanying consolidated balance sheets at March 31, 2001 as compared to December 31, 2000.

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

     Reclassifications

     Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

NOTES AND MORTGAGES PAYABLE

     At March 31, 2001, there was no balance outstanding on the revolving line of credit, and the balance outstanding on the letter of credit facility was approximately $287,000. The Partnership paid off the balance outstanding under its term loan in December 2000.

     In May 2000, the Partnership closed on a $20 million loan with First Union National Bank for the development and construction of The Shoppes of Town Center in Weston, a mixed use retail/office plaza consisting of approximately 158,000 net leasable square feet. The loan was made to an indirect, majority-owned subsidiary of the Partnership, and the Partnership has guaranteed the obligations of the borrower, subject to a reduction in the guarantee upon the satisfaction of certain conditions. At March 31, 2001, the balance outstanding on the loan was approximately $13,191,600. Interest on the loan is payable monthly based on the relevant LIBOR rate plus 1.8% per annum during the first year of the loan. Thereafter, subject to the satisfaction of certain conditions, including, among other things, the lien-free completion of construction of the retail/office plaza by June 1, 2001, the maturity date for the loan would be extended for two years and monthly payments of principal and interest would be due on the loan based upon a 25 year loan amortization schedule. The loan may be prepaid in whole or in part at anytime, provided that the borrower pays any costs or expenses of the lender incurred as a result of a prepayment on a date other than the last day of a LIBOR interest period. Construction of The Shoppes of Town Center in Weston commenced in March 2000 and is expected to be completed in the fourth quarter of 2001. The Partnership has requested an extension of the one year period for completion of construction currently required under the loan, and the lender has requested that certain conditions be satisfied before agreeing to such extension. The Partnership expects the loan will be extended. In the absence of such extension, the Partnership would be required to repay the loan on June 1, 2001 and to pay the remaining construction costs for The Shoppes of Town Center in Weston from reserves and cash generated from operations. Currently, the property is approximately 79% pre-leased to tenants.

TRANSACTIONS WITH AFFILIATES

     The Partnership, subject to certain limitations, may engage affiliates of the General Partner for insurance brokerage and certain other administrative services to be performed in connection with the administration of the Partnership and its assets. The total of such costs for the three months ended March 31, 2001 was approximately $13,800, all of which was paid as of April 26, 2001. The total of such costs for the three months ended March 31, 2000 was approximately $16,600. In addition, the General Partner and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Partnership and the operation of the Partnership's properties. Such costs were approximately $321,600 and $358,100 for the three months ended
March 31, 2001 and 2000, respectively, all of which were paid as of April 26, 2001.

     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salaries and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the three month period ended March 31, 2001, the amount of such costs incurred by the Partnership on behalf of these affiliates totaled approximately $61,200. At March 31, 2001, the Partnership owed these affiliates approximately $30,100 for reimbursement of amounts overpaid in previous periods, all of which was paid as of April 26, 2001. For the three month period ended March 31, 2000, the Partnership was entitled to reimbursements of approximately $156,300.

     For the three month periods ended March 31, 2001 and 2000, the Partnership reimbursed St. Joe/Arvida Company, L.P. ("St. Joe/Arvida") or its affiliates approximately $2,842,500 and $2,897,200, respectively, for the services provided to the Partnership by St. Joe/Arvida pursuant to a sub-management agreement for development and management supervisory and advisory services (and personnel with respect thereto) to the Partnership. At March 31, 2001, the Partnership owed St. Joe/Arvida approximately $193,100 for services provided pursuant to this agreement, all of which was paid as of April 26, 2001. The Partnership also receives reimbursement from St. Joe/Arvida for certain general and administrative costs including, and without limitation, salaries and salary-related costs relating to work performed by employees of the Partnership on behalf of St. Joe/Arvida. For the three month periods ended March 31, 2001 and 2000, the Partnership was entitled to reimbursement of such costs totaling approximately $1,070,400 and $589,600, respectively, from St. Joe/Arvida or its affiliates. Of this amount, approximately $312,500 was owed to the Partnership at March 31, 2001, all of which was received as of April 26, 2001.

     The Partnership pays for certain general and administrative costs on behalf of its clubs, homeowner associations and maintenance associations (including salaries and salary-related costs and legal fees). The Partnership receives reimbursements from these entities for such costs.
For the three month periods ended March 31, 2001 and 2000, the Partnership was entitled to receive approximately $59,600 and $364,500, respectively, from these entities. At March 31, 2001, approximately $16,800 was owed to the Partnership, of which approximately $1,500 was received as of April 26, 2001.

     The Partnership, pursuant to certain agreements, provides management and other personnel and services to certain of its equity clubs and homeowners associations. Pursuant to these agreements, the Partnership is entitled to receive management fees for the services provided to these entities. Due to the timing of the cash flows generated from these entities' operations, such fees are typically paid in arrears. For the three months ended March 31, 2001 and 2000, the Partnership was entitled to receive approximately $79,100 and $198,200, respectively. At March 31, 2001, approximately $18,400 was unpaid, none of which was received as of April 26, 2001.

     All amounts receivable from or payable to the General Partner or its affiliates do not bear interest and are expected to be paid in future periods.

EXTRAORDINARY GAIN

     In March 2000, the Partnership closed on the sale of the remaining lots at The Cullasaja Club Community, as well as its remaining equity memberships in the Cullasaja Club to the Cullasaja Club, Inc. and Cullasaja Realty Development, Inc. for a total sales price of approximately $3.0 million. In addition, indebtedness owed to unaffiliated third party lenders, as well as related accrued interest, was extinguished in conjunction with this sale, as the payment of such principal and interest was contingent upon net cash flows generated from the Cullasaja Community. Such cash flows were not achieved, and as a result, the Partnership recorded an extraordinary gain related to the extinguishment of debt of approximately $6.2 million, as reflected on the accompanying consolidated statements of operations. This transaction resulted in a gain for financial reporting purposes and a loss for Federal income tax reporting purposes.

COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under standby letters of credit and performance bonds for approximately $287,300 and $16,066,100, respectively, at March 31, 2001. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable under performance bonds for approximately $311,300 at March 31, 2001.

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

     Several of these lawsuits alleged that the Partnership was liable, among other reasons, as a result of its own alleged acts of misconduct or as a result of the Partnership's alleged assumption of Arvida Corporation's liabilities in connection with the Partnership's purchase of Arvida Corporation's assets from The Walt Disney Company ("Disney") in 1987, which included certain assets related to the Country Walk development. Pursuant to the agreement to purchase such assets, the Partnership obtained indemnification by Disney for certain liabilities relating to facts or circumstances arising or occurring prior to the closing of the Partnership's purchase of the assets. Over 80% of the Arvida-built homes in Country Walk were built prior to the Partnership's ownership of the Community. The Partnership has tendered these lawsuits to its various insurance carriers for defense and coverage. Where appropriate, the Partnership also has tendered these lawsuits to Disney for defense and indemnification in whole or in part pursuant to the Partnership's indemnification rights. The Partnership is unable to determine at this time to what extent damages in these lawsuits, if any, against the Partnership, as well as the Partnership's cost of investigating and defending the lawsuits, will ultimately be recoverable by the Partnership either pursuant to its rights of indemnification by Disney or under contracts of insurance.

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


SUBSEQUENT EVENTS

     In April 2001, distributions totaling $22,901 (approximately $.05 per Interest), and $2,545 were paid or deemed to be paid to the Holders of Interests and to the General Partner and Associate Limited Partners, respectively, a portion of which was remitted to the North Carolina tax authorities on their behalf for the 2000 non-resident withholding tax.

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

     At March 31, 2001 and December 31, 2000, the Partnership had unrestricted Cash and cash equivalents of approximately $33,102,100 and $68,979,300, respectively. The decrease in Cash and cash equivalents at March 31, 2001 as compared to December 31, 2000 is due primarily to distributions to partners and Holders of Interests made in January 2001 totaling approximately $44,888,900, of which $40,400,000 was distributed to the Holders of Interests ($100.00 per Interest), and approximately $4,488,900 was distributed to the General Partner and Associate Limited Partners, collectively.

     In accordance with the Partnership Agreement, until the Holders of Interests received aggregate distributions equal to their Capital Investments (i.e., $1,000 per Interest), the General Partner and Associate Limited Partners deferred a portion of their distributions of net cash flow from the Partnership totaling approximately $12,541,500 through December 31, 1999. With the distribution made in February 2000, Holders of Interests had received aggregate distributions in excess of their Capital Investments. In addition, in connection with the settlement of certain litigation, the General Partner and Associate Limited Partners deferred approximately $1,259,000 of their share of the August 1997 distribution which was otherwise distributable to them, and such deferred distribution amount was used by the Partnership to pay a portion of the legal fees and expenses in the litigation. The General Partner and Associate Limited Partners were entitled to receive such deferred amount after the Holders of Interests received a specified amount of distributions from the Partnership after July 1, 1996, the remaining amount of which was received by the Holders of Interest as part of their distribution in February 2000. The distribution made in February 2000 to the General Partner and Associate Limited Partners included the $1,259,000 amount of their August 1997 distribution that was previously deferred, as well as approximately $6,306,000 of the approximately $12,541,500 of net cash flow distributions to the General Partner and Associate Limited Partners previously deferred pursuant to the terms of the Partnership Agreement. In April and May 2000, distributions of approximately $23,100 were paid or deemed to be paid to the General Partner and Associate Limited Partners, including approximately $18,900 of net cash flow distributions that had previously been deferred pursuant to the terms of the Partnership Agreement. The distribution made in August 2000 to the General Partner and Associate Limited Partners included the remaining amount of net cash flow distributions that had been previously deferred pursuant to the terms of the Partnership Agreement of approximately $6,212,600.

     At March 31, 2001, there was no balance outstanding under the revolving line of credit, and the balance outstanding on the letter of credit facility was approximately $287,000. The Partnership paid off the balance outstanding under its term loan in December 2000. Interest on the credit facility is based, at the Partnership's option, on the relevant LIBOR plus 1.75% per annum or the lender's prime rate. The Partnership has interest rate swap agreements that are still in effect with respect to approximately $19.2 million of the term loan. The interest rate swap agreements fixed the interest rate under the term loan at 8.02% and 7.84% with respect to $12,500,000 and $6,666,667, respectively, and amortize in conjunction with the scheduled loan repayments. These agreements expire on July 31, 2001.

     In May 2000, the Partnership closed on a $20 million loan with First Union National Bank for the development and construction of The Shoppes of Town Center in Weston, a mixed use retail/office plaza consisting of approximately 158,000 net leasable square feet. The loan was made to an indirect, majority-owned subsidiary of the Partnership, and the Partnership has guaranteed the obligations of the borrower, subject to a reduction in the guarantee upon the satisfaction of certain conditions. At March 31, 2001, the balance outstanding on the loan was approximately $13,191,600. Interest on the loan is payable monthly based on the relevant LIBOR rate plus 1.8% per annum during the first year of the loan. Thereafter, subject to the satisfaction of certain conditions, including, among other things, the lien-free completion of construction of the retail/office plaza by June 1, 2001, the maturity date for the loan would be extended for two years and monthly payments of principal and interest would be due on the loan based upon a 25 year loan amortization schedule. The loan may be prepaid in whole or in part at any time, provided that the borrower pays any costs or expenses of the lender incurred as a result of a prepayment on a date other than the last day of a LIBOR interest period. Construction of The Shoppes of Town Center in Weston commenced in March 2000 and is expected to be completed in the fourth quarter of 2001. The Partnership has requested an extension of the one year period for completion of construction currently required under the loan, and the lender has requested that certain conditions be satisfied before agreeing to such extension. The Partnership expects the loan will be extended. In the absence of such extension, the Partnership would be required to repay the loan on June 1, 2001, and to pay the remaining construction costs for The Shoppes of Town Center in Weston from reserves and cash generated from operations. Currently, the property is approximately 79% pre-leased to tenants.

     In March 2000, the Partnership entered into a contract with an unaffiliated third party builder for the bulk sale of the remaining lot inventory, consisting of approximately 103 developed and undeveloped lots, and the sales center at its Water's Edge Community for a sale price of approximately $3.2 million. The contract provided for the lots to be purchased in three phases. The closing of the first phase of 29 lots was completed in March 2000 for approximately $0.7 million. The closing of the second phase of 51 lots and the sales center was completed in September 2000 for approximately $1.6 million. The closing of the third phase of 23 lots was completed in December 2000 for approximately $0.9 million. Revenues from closings on the first phase are reflected in Homesite revenues and cost of revenues on the accompanying consolidated statements of operations for the three month period ended March 31, 2000. The Partnership recorded a write-down of its related inventory as of December 31, 1999 to reduce the carrying value of Water's Edge to its estimated fair value less selling costs at that date. Accordingly, these transactions resulted in no gain or loss for financial reporting purposes and a loss for Federal income tax reporting purposes in 2000.

     In March 2000, the Partnership closed on the sale of the remaining lots at The Cullasaja Club Community, as well as its remaining equity memberships in the Cullasaja Club to the Cullasaja Club, Inc. and Cullasaja Realty Development, Inc. for a total sales price of approximately $3.0 million. In addition, indebtedness owed to unaffiliated third party lenders, as well as related accrued interest, was extinguished in conjunction with this sale, as the payment of such principal and interest was contingent upon net cash flows generated from the Cullasaja Community. Such cash flows were not achieved, and as a result, the Partnership recorded an extraordinary gain related to the extinguishment of debt and accrued interest of approximately $6.2 million, as reflected on the accompanying Consolidated Statements of Operations for the three month period ended March 31, 2000. The sale of the lot inventory and equity memberships resulted in a gain for financial reporting purposes and a loss for Federal income tax reporting purposes.

     During February and March 2001, unsolicited tender offers for Interests were made by: (i) Smithtown Bay, LLC ("Smithtown") to purchase up to 5,300 (approximately 1.3%) of the Interests for $350 per Interest;
(ii) CMG Partners, LLC ("CMG") to purchase up to 4.9% (approximately 19,800) of the Interests for $230 per Interest; (iii) Peachtree Partners ("Peachtree") to purchase up to 4.9% of the Interests for $225 per Interest; and (iv) First Commercial Guaranty ("FCG") to purchase up to 14,667 (approximately 3.6%) of the Interests for $200 per Interest. The General Partner, on behalf of the Partnership, determined that each of the CMG offer, the Peachtree offer and the FCG offer was inadequate and not in the best interests of the Holders of Interests. Accordingly, the General Partner recommended that Holders of Interests reject each such offer and not tender their Interests pursuant to such offer. In addition, with respect to Holders of Interests who have a current need or desire for liquidity and who do not expect to retain their Interests through an orderly liquidation of the Partnership, the General Partner recommended that such Holders of Interests accept the Smithtown offer and tender their Interests to Smithtown. With respect to all other Holders of Interests, the General Partner expressed no opinion and remained neutral in regard to the Smithtown offer.

     CMG subsequently amended its offer to increase its purchase price to $275 per Interest. The General Partner, on behalf of the Partnership, determined that CMG's amended offer was inadequate and not in the best interests of Holders of Interests. Accordingly, the General Partner recommended that Holders of Interests reject CMG's amended offer and not tender their Interests pursuant to such offer. CMG's amended offer is scheduled to expire in June 2001. The other tender offers for Interests discussed above expired in April 2001.

RESULTS OF OPERATIONS

     The results of operations for the three months ended March 31, 2001 and 2000, are primarily attributable to the development and sale or operation of the Partnership's assets.

     For the three months ended March 31, 2001, the Partnership (including its consolidated and unconsolidated ventures) closed on the sale of 265 housing units and one homesite. This compares to closings in the first quarter of 2000 of 302 housing units and 11 homesites, as well as the remaining lots and equity memberships at The Cullasaja Club Community, a commercial office building in Boca Raton, Florida, several one-story commercial office buildings in Weston, and the bulk sale of 29 lots and the sales center at its Waters Edge Community. Outstanding contracts ("backlog") at March 31, 2001, were for 1,044 housing units, 6 homesites and approximately two acres of developed land. This compares to a backlog at March 31, 2000 of 1,049 housing units, 24 homesites and approximately two acres of developed land.

     The Partnership's remaining Communities are in various stages of development, with estimated remaining build-outs ranging from one to two years. Notwithstanding the estimated duration of the build-outs, the Partnership currently expects to complete an orderly liquidation of its remaining assets by October 2002 with a winding up and final distribution of any residual funds in 2004. The Weston Community, located in Broward County, Florida, is the Partnership's largest Community and is in its late-stage of development. In 2000, the remaining lots and equity club memberships at the Cullasaja Club were sold, and the Partnership closed the sale of the remaining lots and the sales center at the Water's Edge Community. The Partnership's condominium project on Longboat Key, Florida, known as Arvida's Grand Bay was completed in 1999, and all units were sold and closed by January 2000. The Jacksonville Golf & Country Club and the River Hills Country Club Communities in Florida are in their final stages of development. Only builder units remain to be sold at Jacksonville Golf & Country Club at March 31, 2001. All of the remaining units in the Partnership's Sawgrass Country Club, The Players Club at Sawgrass and Dockside Communities in Jacksonville, Florida and Atlanta, Georgia were sold and closed as of December 31, 1996. In addition, the Broken Sound Community, located in Boca Raton, Florida, had its final closings in 1995, and during 2000, the Partnership assigned all of its remaining equity interests in the Broken Sound Club back to the club and terminated its interest in this project in connection with the settlement of certain litigation. Future revenues will be impacted to the extent there are lower levels of inventories available for sale as the Partnership's remaining Communities are sold or undertake their final phases.

     Housing revenues and gross operating profit margins for housing revenues increased for the three month period ended March 31, 2001 as compared to the same period in 2000 despite decreased closings due to a change in the mix of product sold and an increase in the average price of units closed in the Partnership's Weston Community. Revenues generated from the closing of units in Weston account for approximately 99% and 95% of the housing revenues recognized for the three months ended March 31, 2001 and 2000, respectively. The increase in housing revenues was partially offset by decreased revenues at the Partnership's River Hills and Water's Edge Communities due to lower amounts of inventory available for sale as these Communities complete their final phases. All of the remaining units at Waters Edge closed during the first quarter of 2001, and as of March 31, 2001, only two units remained to be sold at River Hills.

     The decrease in homesite revenues for the three month period ended March 31, 2001 as compared to the same period in 2000 is due to the bulk sale of the remaining lots in the Partnership's Waters Edge Community during 2000, and lower amounts of inventory available for sale at River Hills as this Community nears close out.

     Land and property revenues for the three months ended March 31, 2001 were generated from the recognition of profits from land sales closed in prior years which had been deferred until the accounting criteria for profit recognition had been met. Land and property revenues for the three months ended March 31, 2000 were generated primarily from the sales of the remaining lots and equity memberships at The Cullasaja Club Community, a commercial office building in Boca Raton, Florida, and several one-story commercial office buildings in Weston.

     The increase in revenues from Operating properties for the three month period ended March 31, 2001 as compared to the same period in 2000 is due primarily to increased membership dues and fees at the Weston Hills Country Club. This increase in membership dues and fees is also the primary reason for the increase in gross operating profit margins of Operating properties for the three month period ended March 31, 2001 as compared to the same period in 2000.

     The decrease in the gross operating profit margin from Brokerage and other operations for the three month period ended March 31, 2001 as compared to the same period in 2000 is due primarily to legal fees incurred related to certain litigation pertaining to the Partnership's resale brokerage operation.

     Selling, general and administrative expenses include all marketing costs, with the exception of those costs capitalized in conjunction with the construction of housing units, as well as project and general administrative costs. These expenses are net of the marketing fees received from third party builders. Selling, general and administrative expenses decreased for the three months ended March 31, 2001 as compared to the same period in 2000 due primarily to the recording of a $435,000 legal settlement in March 2000 in connection with certain litigation involving River Hills, and decreased marketing costs resulting from the close out of several of the Partnership's Communities and the late stage of development of its remaining Communities.

     As the Partnership undertakes development of the final phases of its remaining Communities, a larger portion of real estate taxes incurred have become eligible for capitalization. This is the cause for the decrease in interest and real estate taxes, net of amounts capitalized on the accompanying consolidated statements of operations for the first quarter of 2001 as compared to the same period in 2000.

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

     Several of these lawsuits alleged that the Partnership was liable, among other reasons, as a result of its own alleged acts of misconduct or as a result of the Partnership's alleged assumption of Arvida Corporation's liabilities in connection with the Partnership's purchase of Arvida Corporation's assets from The Walt Disney Company ("Disney") in 1987, which included certain assets related to the Country Walk development. Pursuant to the agreement to purchase such assets, the Partnership obtained indemnification by Disney for certain liabilities relating to facts or circumstances arising or occurring prior to the closing of the Partnership's purchase of the assets. Over 80% of the Arvida-built homes in Country Walk were built prior to the Partnership's ownership of the Community. The Partnership has tendered these lawsuits to its various insurance carriers for defense and coverage. Where appropriate, the Partnership also has tendered these lawsuits to Disney for defense and indemnification in whole or in part pursuant to the Partnership's indemnification rights. The Partnership is unable to determine at this time to what extent damages in these lawsuits, if any, against the Partnership, as well as the Partnership's cost of investigating and defending the lawsuits, will ultimately be recoverable by the Partnership either pursuant to its rights of indemnification by Disney or under contracts of insurance.

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


                  ARVIDA/JMB PARTNERS, L.P.

                  BY:   Arvida/JMB Managers, Inc.
                        (The General Partner)




                        By:    GAILEN J. HULL
                               Gailen J. Hull, Vice President
                        Date:  May 15, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        By:    GAILEN J. HULL
                               Gailen J. Hull, Principal Accounting Officer
                        Date:  May 15, 2001
1319: