Form 10-Q
period 2001-06-30
ARVIDA JMB PARTNERS L P
filed 2001-08-14
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.   20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 2001          Commission file #0-16976




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations . . . . . . . . . . . . . . . . . . . .    15




PART II    OTHER INFORMATION


Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    20

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    22

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                      CONSOLIDATED BALANCE SHEETS

                  JUNE 30, 2001 AND DECEMBER 31, 2000


                                ASSETS
                                ------

                                          JUNE 30,      DECEMBER 31,
                                            2001           2000
                                         (Unaudited)    (See Note)
                                        -------------   -----------

Cash and cash equivalents . . . . . . . .$ 66,279,724    68,979,280
Restricted cash . . . . . . . . . . . . .  21,423,102    23,045,284
Trade and other accounts receivable
  (net of allowance for doubtful
  accounts of $341,224 at June 30,
  2001 and $445,793 at December 31,
  2000) . . . . . . . . . . . . . . . . .   4,380,343     3,963,461
Real estate inventories . . . . . . . . . 119,957,971   129,728,708
Property and equipment, net . . . . . . .  49,051,947    41,620,336
Investments in and advances to
  joint ventures, net . . . . . . . . . .     301,259       415,838
Equity memberships. . . . . . . . . . . .      20,000        20,000
Amounts due from affiliates, net. . . . .     306,525       485,056
Prepaid expenses and other assets . . . .   8,171,488     8,697,427
                                         ------------  ------------

          Total assets. . . . . . . . . .$269,892,359   276,955,390
                                         ============  ============

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                CONSOLIDATED BALANCE SHEETS (CONTINUED)



              LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
              ------------------------------------------

                                          JUNE 30,      DECEMBER 31,
                                            2001           2000
                                         (Unaudited)    (See Note)
                                        -------------   -----------
Liabilities:
  Accounts payable. . . . . . . . . . . .$ 16,462,639    19,024,568
  Deposits. . . . . . . . . . . . . . . .  31,032,787    34,096,243
  Accrued expenses and other
    liabilities . . . . . . . . . . . . .  11,637,467    13,510,444
  Notes and mortgages payable, net. . . .  13,347,691    11,356,785
                                         ------------  ------------

  Commitments and contingencies

          Total liabilities . . . . . . .  72,480,584    77,988,040
                                         ------------  ------------

Partners' capital accounts:
  General Partner and
   Associate Limited Partners:
    Capital contributions . . . . . . . .      20,000        20,000
    Cumulative net income . . . . . . . .  73,188,164    72,754,546
    Cumulative cash distributions . . . . (71,433,215)  (66,938,738)
                                         ------------  ------------
                                            1,774,949     5,835,808
                                         ------------  ------------
  Limited Partners:
    Capital contributions,
      net of offering costs . . . . . . . 364,841,815   364,841,815
    Cumulative net income . . . . . . . . 298,446,048   255,517,863
    Cumulative cash distributions . . . .(467,651,037) (427,228,136)
                                         ------------  ------------
                                          195,636,826   193,131,542
                                         ------------  ------------
          Total partners' capital
            accounts. . . . . . . . . . . 197,411,775   198,967,350
                                         ------------  ------------

          Total liabilities and
            partners' capital . . . . . .$269,892,359   276,955,390
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

                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                 ---------------------------  --------------------------
                                                      2001           2000          2001          2000
                                                  ------------    ----------   -----------   -----------
Revenues:
  Housing . . . . . . . . . . . . . . . . . . . . $101,886,029    91,034,754   181,355,909   148,049,796
  Homesites . . . . . . . . . . . . . . . . . . .      359,994       363,518       422,994     1,688,812
  Land and property . . . . . . . . . . . . . . .    5,046,979     2,514,978     5,351,059     8,646,002
  Operating properties. . . . . . . . . . . . . .    4,403,906     4,268,825     9,144,946     8,272,077
  Brokerage and other operations. . . . . . . . .      985,236     1,468,334     1,970,076     2,565,477
                                                   -----------   -----------   -----------   -----------
        Total revenues. . . . . . . . . . . . . .  112,682,144    99,650,409   198,244,984   169,222,164
                                                   -----------   -----------   -----------   -----------
Cost of revenues:
  Housing . . . . . . . . . . . . . . . . . . . .   73,063,691    71,751,247   132,928,856   118,456,923
  Homesites . . . . . . . . . . . . . . . . . . .      685,006       328,278       722,463     1,236,382
  Land and property . . . . . . . . . . . . . . .    4,406,578       913,623     4,428,426     5,120,597
  Operating properties. . . . . . . . . . . . . .    3,901,392     3,714,381     7,852,797     7,567,478
  Brokerage and other operations. . . . . . . . .      829,721     1,238,425     2,126,083     2,226,135
                                                   -----------   -----------   -----------   -----------
        Total cost of revenues. . . . . . . . . .   82,886,388    77,945,954   148,058,625   134,607,515
                                                   -----------   -----------   -----------   -----------
Gross operating profit. . . . . . . . . . . . . .   29,795,756    21,704,455    50,186,359    34,614,649
Selling, general and administrative
  expenses. . . . . . . . . . . . . . . . . . . .   (4,004,890)   (6,422,711)   (8,419,374)  (11,493,741)
                                                   -----------   -----------   -----------   -----------
        Net operating income. . . . . . . . . . .   25,790,866    15,281,744    41,766,985    23,120,908





                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF OPERATIONS - Continued




                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                 ---------------------------  --------------------------
                                                      2001           2000          2001          2000
                                                  ------------    ----------   -----------   -----------

Interest income . . . . . . . . . . . . . . . . .      631,177       446,231     1,663,972     1,658,583
Equity in earnings (losses) of uncon-
  solidated ventures. . . . . . . . . . . . . . .       31,630       149,300       (22,855)      180,104
Interest and real estate taxes,
  net of amounts capitalized. . . . . . . . . . .      (37,556)     (379,042)      (46,299)     (835,606)
                                                   -----------   -----------   -----------   -----------

        Income before extraordinary item. . . . .   26,416,117    15,498,233    43,361,803    24,123,989

Extraordinary item:
  Gain on extinguishment of debt. . . . . . . . .        --            --            --        6,205,044
                                                   -----------   -----------   -----------   -----------

        Net income. . . . . . . . . . . . . . . .  $26,416,117    15,498,233    43,361,803    30,329,033
                                                   ===========   ===========   ===========   ===========

        Income before extraordinary
          item per Limited Partnership
          Interest. . . . . . . . . . . . . . . .  $     64.73         37.93        106.26         59.07
        Extraordinary item per
          Limited Partnership Interest. . . . . .        --            --            --            15.20
                                                   -----------   -----------   -----------   -----------
        Net income per Limited Partnership
          Interest. . . . . . . . . . . . . . . .  $     64.73         37.93        106.26         74.27
                                                   ===========   ===========   ===========   ===========

        Cash distributions per Limited
          Partnership Interest. . . . . . . .      $      0.06          0.05        100.06        119.76
                                                   ===========   ===========   ===========   ===========



           The accompanying notes are an integral part of these consolidated financial statements.

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                              (UNAUDITED)

                                             2001           2000
                                         ------------    ----------
Net income. . . . . . . . . . . . . . . . .$ 43,361,803  30,329,033
Charges (credits) to net income not
 requiring (providing) cash:
  Depreciation and amortization . . . . . . 2,201,581     1,508,497
  Equity in losses (earnings) of uncon-
    solidated ventures. . . . . . . . . . .    22,855      (180,104)
  Provision for doubtful accounts . . . . .     7,341       (21,231)
  Extraordinary gain on extinguishment
    of debt . . . . . . . . . . . . . . . .     --       (6,205,044)
  Gain on sale of property and equipment. .     --         (182,702)
Changes in:
  Restricted cash . . . . . . . . . . . . . 1,622,182    (8,033,944)
  Trade and other accounts receivable . . .  (424,223)   21,772,685
  Real estate inventories:
    Additions to real estate inventories. .(117,855,634)(132,345,463)
    Cost of sales . . . . . . . . . . . . .129,813,100  116,237,152
    Capitalized interest. . . . . . . . . .  (686,729)   (1,119,540)
    Capitalized real estate taxes . . . . .(1,500,000)   (1,801,792)
  Equity memberships. . . . . . . . . . . .     --        1,667,120
  Amounts due from affiliates, net. . . . .   178,531      (402,451)
  Prepaid expenses and other assets . . . .   136,774    (1,926,856)
  Accounts payable, accrued expenses
    and other liabilities . . . . . . . . .(4,459,729)    3,445,449
  Deposits and unearned income. . . . . . .(3,063,456)    2,765,969
                                         ------------   -----------
          Net cash provided by
            operating activities. . . . . .49,354,396    25,506,778
                                         ------------   -----------
Investing activities:
  Additions to property and equipment . . .(9,264,786)     (676,328)
  Proceeds from sales of property
    and equipment . . . . . . . . . . . . .    20,759       206,000
  Joint venture distributions . . . . . . .   116,547       186,961
                                         ------------   -----------
          Net cash used in
            investing activities. . . . . .(9,127,480)     (283,367)
                                         ------------   -----------
Financing activities:
  Proceeds from notes and mortgages
    payable . . . . . . . . . . . . . . . . 1,990,906     2,772,223
  Payments of notes and mortgages payable .     --       (8,750,000)
  Distributions to General Partner and
    Associate Limited Partners. . . . . . .(4,494,477)  (13,662,000)
  Distributions to Limited Partners . . . .(40,422,901) (48,379,920)
                                         ------------   -----------
          Net cash used in
            financing activities. . . . . .(42,926,472) (68,019,697)
                                         ------------   -----------
Decrease in Cash and cash equivalents . . .(2,699,556) (42,796,286) Cash and cash equivalents,
  beginning of period . . . . . . . . . . .68,979,280    71,965,185
                                         ------------   -----------
Cash and cash equivalents,
  end of period . . . . . . . . . . . . . .$ 66,279,724  29,168,899
                                         ============   ===========

              The accompanying notes are an integral part of these consolidated financial statements.

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JUNE 30, 2001 AND 2000
                              (UNAUDITED)


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

GENERAL

     In the opinion of the General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of June 30, 2001 and December 31, 2000 and for the three and six months ended June 30, 2001 and 2000. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2001.

     Capitalized Interest and Real Estate Taxes

     Interest, including the amortization of loan fees, of $686,729 and $1,119,540 was incurred for the six months ended June 30, 2001 and 2000, respectively, all of which was capitalized. Interest payments, including amounts capitalized, of $439,767 and $1,129,569 were made during the six months ended June 30, 2001 and 2000, respectively. Interest, including the amortization of loan fees, of $371,825 and 486,377 was incurred for the three months ended June 30, 2001 and 2000, respectively, all of which was capitalized. Interest payments, including amounts capitalized of $218,536 and $462,382 were made during the three months ended June 30, 2000 and 1999, respectively. The decrease in interest incurred and paid during the three and six month periods ending June 30, 2001 as compared to the same periods in 2000 is due primarily to the overall decrease in the average amount of debt outstanding during the periods.

     Real estate taxes of $1,546,299 and $2,637,398 were incurred for the six months ended June 30, 2001 and 2000, respectively, of which $1,500,000 and $1,801,792 were capitalized, respectively. Real estate tax payments of $209,047 and $203,456 were made during the six months ended June 30, 2001 and 2000, respectively. In addition, real estate tax reimbursements totaling $160,258 and $89,956 were received from the Partnership's escrow agent during the six months ended June 30, 2001 and 2000, respectively. Real estate taxes of $781,561 and $1,329,922 were incurred for the three months ended June 30, 2001 and 2000, respectively, of which $744,005 and $950,880 were capitalized, respectively. Real estate tax payments of $177,954 and $144,835 were made during the three months ended June 30, 2001 and 2000, respectively. In addition, real estate tax reimbursements totaling $104,029 and $31,581 were received from the Partnership's escrow agent during the three months ended June 30, 2001 and 2000, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and other operating properties as these taxes are included in cost of revenues for operating properties.

     Property and Equipment and Other Assets

     Depreciation expense of $1,812,416 and $1,164,222 was recorded for the six months ended June 30, 2001 and 2000, respectively. Amortization of other assets, excluding loan fees, of $239,165 and $210,942 was recorded for the six months ended June 30, 2001 and 2000, respectively.
Amortization of loan fees, which is included in interest expense, of $150,000 and $133,333 was recorded for the six months ended June 30, 2001 and 2000, respectively. Depreciation expense of $909,023 and $584,567 was recorded for the three months ended June 30, 2001 and 2000, respectively. Amortization of other assets, excluding loan fees, of $119,582 and $112,527 was recorded for the three months ended June 30, 2001 and 2000, respectively. Amortization of loan fees, which is included in interest expense, of $75,000 and $70,833 was recorded for the three months ended June 30, 2001 and 2000, respectively.

     The increase in Property and equipment at June 30, 2001 as compared to December 31, 2000 on the accompanying consolidated balance sheets is due primarily to the ongoing construction of The Shoppes of Town Center in Weston (see related discussion in Notes and Mortgages Payable, below) as well as the construction of a new tennis facility at one of the Partnership's clubs in Weston. This construction is also the primary cause for the increase in Additions to property and equipment on the accompanying consolidated statements of cash flows for the six month period ended
June 30, 2001 as compared to the six month period ended June 30, 2000.

     Partnership Distributions

     During July 2001, the Partnership made a distribution of $40,400,000 to its Holders of Interests ($100.00 per Interest) and $4,488,888 to the General Partner and Associate Limited Partners, collectively.

     During April 2001, distributions totaling $22,901 (approximately $.06 per Interest), and $5,589 were deemed paid to Holders of Interests and to the General Partner and Associate Limited Partners, respectively, which was remitted to the North Carolina tax authorities on their behalf for the 2000 non-resident withholding tax.

     During January 2001, the Partnership made a distribution for 2000 of $40,400,000 to its Holders of Interests ($100.00 per Interest) and $4,488,888 to the General Partner and Associate Limited Partners, collectively.

     In February 2000, the General Partner and Associate Limited Partners, collectively, received cash distributions in the aggregate amount of $13,638,944. Such amount included approximately $1,259,000 previously deferred by the General Partner and Associate Limited Partners, collectively, out of their share of the August 1997 distribution in connection with the settlement of certain litigation, as well as approximately $6,306,000 of the total $12,541,500 that had previously been deferred pursuant to the terms of the Partnership Agreement. In April and May 2000, distributions of approximately $18,864 were paid or deemed paid to the General Partner and Associate Limited Partners, including approximately $18,900 of net cash flow distributions that had previously been deferred pursuant to the terms of the Partnership Agreement. In August 2000, a distribution of approximately $8,030,000 was made to the General Partner and Associate Limited Partners which included the remaining amount of net cash flow distributions that had previously been deferred of approximately $6,216,600. Distributions of $48,361,056 and $10,100,000
were made to the Holders of Interests in February 2000 and August 2000, respectively. In addition, in April and May 2000, distributions totaling $18,864 were deemed paid to the Holders of Interests, which was remitted to the North Carolina tax authorities on their behalf for the 1999 non-resident withholding tax.

     Reclassifications

     Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

NOTES AND MORTGAGES PAYABLE

     At June 30, 2001, there was no balance outstanding on the revolving line of credit, and the balance outstanding on the letter of credit facility was approximately $278,000. The Partnership paid off the balance outstanding under its term loan in December 2000.

     In May 2000, the Partnership closed on a $20 million loan with First Union National Bank for the development and construction of The Shoppes of Town Center in Weston, a mixed use retail/office plaza consisting of approximately 158,100 net leasable square feet. The loan was made to an indirect, majority-owned subsidiary of the Partnership, and the Partnership has guaranteed the obligations of the borrower, subject to a reduction in the guarantee upon the satisfaction of certain conditions. At June 30, 2001, the balance outstanding on the loan was approximately $13,347,700. Interest on the loan (as modified effective May 31, 2001) is payable monthly based on the relevant LIBOR rate plus 1.8% per annum during the first nineteen months of the loan. Thereafter, subject to the satisfaction of certain conditions, including, among other things, the lien-free completion of construction of the retail/office plaza by January 1, 2002, the maturity date for the loan would be extended for seventeen months and monthly payments of principal and interest would be due on the loan based upon a 25 year loan amortization schedule. The loan may be prepaid in whole or in part at anytime, provided that the borrower pays any costs or expenses of the lender incurred as a result of a prepayment on a date other than the last day of a LIBOR interest period. Construction of The Shoppes of Town Center in Weston commenced in March 2000 and is expected to be completed in the fourth quarter of 2001. Effective May 31, 2001, the Partnership was granted an extension from June 1, 2001, to January 1, 2002, in order to satisfy certain conditions, including the lien-free completion of construction of the retail/office plaza, and obtain an extension of the outside maturity date of the loan to June 1, 2003. In the event that the requisite conditions are not satisfied by January 1, 2002, the loan will mature on that date. The extension is incorporated in the terms of the loan noted above. Currently, the property is approximately 88% pre-leased to tenants.

TRANSACTIONS WITH AFFILIATES

     The Partnership, subject to certain limitations, may engage affiliates of the General Partner for insurance brokerage and certain other administrative services to be performed in connection with the administration of the Partnership and its assets. The total of such costs for the six months ended June 30, 2001 was approximately $29,900, all of which was paid as of June 30, 2001. The total of such costs for the six months ended June 30, 2000 was approximately $26,900. In addition, the General Partner and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Partnership and the operation of the Partnership's properties. Such costs were approximately $456,000 and $503,800 for the six months ended June 30, 2001 and 2000, respectively, all of which were paid as of June 30, 2001.

     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salaries and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the six month period ended June 30, 2001, the amount of such costs incurred by the Partnership on behalf of these affiliates totaled approximately $156,100. At June 30, 2001, approximately $28,300 was owed to the Partnership, all of which was received as of July 31, 2001. For the six month period ended June 30, 2000, the Partnership was entitled to reimbursements of approximately $206,900.

     For the six month periods ended June 30, 2001 and 2000, the Partnership reimbursed St. Joe/Arvida Company, L.P. ("St. Joe/Arvida") or its affiliates approximately $3,346,200 and $3,739,200, respectively, for the services provided to the Partnership by St. Joe/Arvida pursuant to a sub-management agreement for development and management supervisory and advisory services (and personnel with respect thereto) to the Partnership. At June 30, 2001, the Partnership owed St. Joe/Arvida approximately $92,700 for services provided pursuant to this agreement, all of which was paid as of July 31, 2001. The Partnership also receives reimbursement from St. Joe/Arvida and its affiliates for certain general and administrative costs including, and without limitation, salaries and salary-related costs relating to work performed by employees of the Partnership on behalf of St. Joe/Arvida and its affiliates. For the six month periods ended June 30, 2001 and 2000, the Partnership was entitled to reimbursement of such costs totaling approximately $2,100,000 and $1,283,100, respectively, from St. Joe/Arvida and its affiliates. Of this amount, approximately $352,600 was owed to the Partnership at June 30, 2001, all of which was received as of July 31, 2001.

     The Partnership pays for certain general and administrative costs on behalf of its clubs, homeowner associations and maintenance associations (including salaries and salary-related costs and legal fees). The Partnership receives reimbursements from these entities for such costs.
For the six month periods ended June 30, 2001 and 2000, the Partnership was entitled to receive approximately $59,000 and $892,300, respectively, from these entities, all of which was received as of June 30, 2001.

     The Partnership, pursuant to certain agreements, provides management and other personnel and services to certain of its homeowners associations.

Pursuant to these agreements, the Partnership is entitled to receive management fees for the services provided to these entities. Due to the timing of the cash flows generated from these entities' operations, such fees are typically paid in arrears. For the six months ended June 30, 2001 and 2000, the Partnership was entitled to receive approximately $168,900 and $458,100, respectively. At June 30, 2001, approximately $18,400 was unpaid, none of which was received as of July 31, 2001.

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

COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under standby letters of credit and performance bonds for approximately $278,000 and $15,638,800, respectively, at June 30, 2001. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable under performance bonds for approximately $311,300 at June 30, 2001.

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

     One of the Partnership's insurance carriers has been funding settlements of various litigation related to Hurricane Andrew. In some, but not all, instances, the insurance carrier has provided the Partnership with written reservation of rights letters. The aggregate amount of the settlements funded to date by this carrier is approximately $10.1 million. The insurance carrier that funded these settlements pursuant to certain reservations of rights has stated its position that it has done so pursuant to various non-waiver agreements. The carrier's position was that these non-waiver agreements permitted the carrier to fund settlements without preventing the carrier from raising insurance coverage issues or waiving such coverage issues. On May 23, 1995, the insurance carrier rescinded the various non-waiver agreements currently in effect regarding the remainder of the Hurricane Andrew litigation, allegedly without waiving any future coverage defenses, conditions, limitations, or rights. For this and other reasons, the extent to which the insurance carrier may recover any of these proceeds from the Partnership is uncertain. Therefore, the accompanying consolidated financial statements do not reflect any accrual related to this matter.

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

     The Partnership has been named a defendant in a purported class action entitled Lakes of the Meadow Village Homes, Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight and Nine Maintenance Associates, Inc.,
v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. The original complaint was filed on or about November 27, 1995 and an amended complaint, which purports to be a class action, was filed on or about February 28, 1997. In the case, plaintiffs seek damages, attorneys' fees and costs on behalf of the 460 building units they allegedly represent for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs allege that Walt Disney World Company is responsible for liabilities that may arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership is potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs allege breach of building codes and breach of implied warranties. In addition, plaintiffs seek rescission and cancellation of various general releases obtained by the Partnership in the course of the turnover of the Community to the residents. Previously, the trial court had granted the Partnership summary judgment against the plaintiffs' claims, based on the releases obtained by the Partnership. The ruling was reversed on appeal, the appellate court finding that there were issues of material fact, which precluded the entry of judgment for the Partnership, and the case was remanded to the trial court for further proceedings. On or about April 9, 1999, plaintiffs supplied a budget estimate for repairs of the alleged defects and damages based on a limited survey of nine buildings, only, out of a total of 115 buildings. Based on this limited survey and assuming that the same alleged defects and damages show up with the same frequency in the entire 460 building units, plaintiffs estimate the total repairs to cost approximately $7.0 million. Plaintiffs have indicated that they may seek to hold the Partnership responsible for the entire amount of alleged damages owing. The Partnership has tendered this matter to Disney pursuant to the Partnership's indemnification rights. The Partnership has answered the amended complaint and will seek to file a cross-claim against Disney for indemnity and contribution pursuant to the Partnership's indemnification rights, and otherwise. Discovery in this litigation is in its early stages. The Partnership has not had an opportunity to examine all of the buildings nor fully assess the alleged merits of the plaintiffs' report. The Partnership is currently being defended by counsel for one of its insurance carriers. The Partnership has settled the claims brought in connection with Lakes of the Meadows Village Homes Condominium No. 8 Maintenance Association, Inc. for a payment of $155,000 to be funded by one of the Partnership's insurance carriers. The Partnership intends to vigorously defend itself against the remaining claims made by the other condominium associations, by, among other things, pursuing its defenses of release.

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

     At June 30, 2001 and December 31, 2000, the Partnership had unrestricted Cash and cash equivalents of approximately $66,279,700 and $68,979,300, respectively. Cash and cash equivalents are available for future debt service, working capital requirements and distributions to partners and Holders of Interests. The source of both short-term and long-term future liquidity is expected to be derived primarily from the sale of housing units, land parcels and other assets and, to a limited extent, through certain project financing as discussed below. During January 2001, the Partnership made a distribution for 2000 totaling approximately $44,888,900, of which $40,400,000 was distributed to the Holders of Interests ($100.00 per Interest), and approximately $4,488,900 was distributed to the General Partner and Associate Limited Partners, collectively. In addition, during April 2001, distributions totaling $22,901 (approximately $.06 per Interest), and $5,589 were paid or deemed paid to Holders of Interests and to the General Partner and Associate Limited Partners, respectively, which was remitted to the North Carolina tax authorities on their behalf for the 2000 non-resident withholding tax.

     During July 2001, the Partnership made a distribution of $40,400,000 to its Holders of Interests ($100.00 per Interest) and $4,488,888 to the General Partner and Associate Limited Partners, collectively.

     In accordance with the Partnership Agreement, until the Holders of Interests received aggregate distributions equal to their Capital Investments (i.e., $1,000 per Interest), the General Partner and Associate Limited Partners deferred a portion of their distributions of net cash flow from the Partnership totaling approximately $12,541,500 through December 31, 1999. With the distribution made in February 2000, Holders of Interests had received aggregate distributions in excess of their Capital Investments. In addition, in connection with the settlement of certain litigation, the General Partner and Associate Limited Partners deferred approximately $1,259,000 of their share of the August 1997 distribution which was otherwise distributable to them, and such deferred distribution amount was used by the Partnership to pay a portion of the legal fees and expenses in the litigation. The General Partner and Associate Limited Partners were entitled to receive such deferred amount after the Holders of Interests received a specified amount of distributions from the Partnership after July 1, 1996, the remaining amount of which was received by the Holders of Interest as part of their distribution in February 2000. The distribution made in February 2000 to the General Partner and Associate Limited Partners included the $1,259,000 amount of their August 1997 distribution that was previously deferred, as well as approximately $6,306,000 of the approximately $12,541,500 of net cash flow distributions to the General Partner and Associate Limited Partners previously deferred pursuant to the terms of the Partnership Agreement. In April and May 2000, distributions of approximately $23,100 were paid or deemed to be paid to the General Partner and Associate Limited Partners, including approximately $18,900 of net cash flow distributions that had previously been deferred pursuant to the terms of the Partnership Agreement. The distribution made in August 2000 to the General Partner and Associate Limited Partners included the remaining amount of net cash flow distributions that had been previously deferred pursuant to the terms of the Partnership Agreement of approximately $6,212,600. Distributions of $48,361,056 and $10,100,000
were made to the Holders of Interests in February 2000 and August 2000, respectively. In addition, in April and May 2000, distributions totaling $18,864 were deemed paid to the Holders of Interests, which was remitted to the North Carolina tax authorities on their behalf for the 1999 non-resident withhholding tax.

     At June 30, 2001, there was no balance outstanding under the revolving line of credit, and the balance outstanding on the letter of credit facility was approximately $278,000. The Partnership paid off the balance outstanding under its term loan in December 2000. Interest on the credit facility is based, at the Partnership's option, on the relevant LIBOR plus 1.75% per annum or the lender's prime rate. The Partnership had interest rate swap agreements in effect with respect to approximately $19.2 million of the term loan. The interest rate swap agreements fixed the interest rate under the term loan at 8.02% and 7.84% with respect to $12,500,000 and $6,666,667, respectively, and amortized in conjunction with the scheduled loan repayments. These agreements expired on July 31, 2001.

     In May 2000, the Partnership closed on a $20 million loan with First Union National Bank for the development and construction of The Shoppes of Town Center in Weston, a mixed use retail/office plaza consisting of approximately 158,100 net leasable square feet. The loan was made to an indirect, majority-owned subsidiary of the Partnership, and the Partnership has guaranteed the obligations of the borrower, subject to a reduction in the guarantee upon the satisfaction of certain conditions. At June 30, 2001, the balance outstanding on the loan was approximately $13,347,700. Interest on the loan (as modified effective May 31, 2001) is payable monthly based on the relevant LIBOR rate plus 1.8% per annum during the first nineteen months of the loan. Thereafter, subject to the satisfaction of certain conditions, including, among other things, the lien-free completion of construction of the retail/office plaza by January 1, 2002, the maturity date for the loan would be extended for seventeen months and monthly payments of principal and interest would be due on the loan based upon a 25 year loan amortization schedule. The loan may be prepaid in whole or in part at anytime, provided that the borrower pays any costs or expenses of the lender incurred as a result of a prepayment on a date other than the last day of a LIBOR interest period. Construction of The Shoppes of Town Center in Weston commenced in March 2000 and is expected to be completed in the fourth quarter of 2001. Effective May 31, 2001, the Partnership was granted an extension from June 1, 2001, to January 1, 2002, in order to satisfy certain conditions, including the lien-free completion of construction of the retail/office plaza, and obtain an extension of the outside maturity date of the loan to June 1, 2003. In the event that the requisite conditions are not satisfied by January 1, 2002, the loan will mature on that date. The extension is incorporated in the terms of the loan noted above. Currently, the property is approximately 88% pre-leased to tenants.

     The increase in Property and equipment at June 30, 2001 as compared to December 31, 2000 on the accompanying consolidated balance sheet is due primarily to the ongoing construction of The Shoppes of Town Center in Weston as well as the construction of a new tennis facility at one of the Partnership's clubs in Weston. This construction is also the primary cause for the increase in Additions to property and equipment on the accompanying consolidated statements of cash flows for the six month period ended
June 30, 2001 as compared to the six month period ended June 30, 2000.

     In March 2000, the Partnership entered into a contract with an unaffiliated third party builder for the bulk sale of the remaining lot inventory, consisting of approximately 103 developed and undeveloped lots, and the sales center at its Water's Edge Community for a sale price of approximately $3.2 million. The contract provided for the lots to be purchased in three phases. The closing of the first phase of 29 lots was completed in March 2000 for approximately $0.7 million, and is reflected in Homesite revenues and cost of revenues on the accompanying consolidated statements of operations for the six month period ended June 30, 2000. The closing of the second phase of 51 lots and the sales center was completed in September 2000 for approximately $1.6 million. The closing of the third phase of 23 lots was completed in December 2000 for approximately $0.9 million. The Partnership recorded a write-down of its related inventory as of December 31, 1999 to reduce the carrying value of Water's Edge to its estimated fair value less selling costs at that date. Accordingly, these transactions resulted in no gain or loss for financial reporting purposes and a loss for Federal income tax reporting purposes in 2000.

     In March 2000, the Partnership closed on the sale of the remaining lots at The Cullasaja Club Community, as well as its remaining equity memberships in the Cullasaja Club to the Cullasaja Club, Inc. and Cullasaja Realty Development, Inc. for a total sales price of approximately $3.0 million. In addition, indebtedness owed to unaffiliated third party lenders, as well as related accrued interest, was extinguished in conjunction with this sale, as the payment of such principal and interest was contingent upon net cash flows generated from the Cullasaja Community. Such cash flows were not achieved, and as a result, the Partnership recorded an extraordinary gain related to the extinguishment of debt and accrued interest of approximately $6.2 million, as reflected on the accompanying Consolidated Statements of Operations for the six month period ended June 30, 2000. The sale of the lot inventory and equity memberships resulted in a gain for financial reporting purposes and a loss for Federal income tax reporting purposes and is reflected in land and property operations for the six months ended June 30, 2000 on the accompanying statements of operations.

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

     CMG subsequently amended its offer to increase its purchase price to $275 per Interest and extend the period of the offer. In June 2001, CMG further amended its offer to increase its purchase price to $285 per Interest and to extend the period of the offer. In each instance, the General Partner, on behalf of the Partnership, determined that CMG's amended offer was inadequate and not in the best interests of Holders of Interests. Accordingly, the General Partner recommended that Holders of Interests reject each of CMG's amended offers and not tender their Interests pursuant to either such offer. CMG's most recent amended offer was scheduled to expire in July 2001. The Partnership has recently been advised that CMG intends to further amend its offer to increase the purchase price of interests (after making an adjustment for the distribution of $100 per Interests made by the Partnership in July 2001) and extend the period for its offer. However, there is no assurance that any such amendments to CMG's offer will be made. The other tender offers for Interests discussed above expired in April 2001.

RESULTS OF OPERATIONS

     The results of operations for the three and six months ended June 30, 2001 and 2000, are primarily attributable to the development and sale or operation of the Partnership's assets.

     For the three months ended June 30, 2001, the Partnership (including its consolidated and unconsolidated ventures) closed on the sale of 324 housing units, six homesites and two one-story commercial office buildings.

This compares to closings in the second quarter of 2000 of 441 housing units, eight homesites, and approximately one acre of developed land. Outstanding contracts ("backlog") at June 30, 2001, were for 1,217 housing units and approximately two acres of developed land. This compares to a backlog at June 30, 2000 of 1,096 housing units, 59 homesites and approximately one acre of developed land.

     The Partnership's remaining Communities are in their final stages of development, with estimated remaining build-outs ranging from one to two years. Notwithstanding the estimated duration of the build-outs, the Partnership currently expects to complete an orderly liquidation of its remaining assets by October 2002 with a winding up and final distribution of any residual funds in 2004.

     Housing revenues and gross operating profit margins for housing revenues increased for the three and six month periods ended June 30, 2001 as compared to the same period in 2000 despite decreased closings due to a change in the mix of product sold and an increase in the average price of units closed in the Partnership's Weston Community. If current sales trends continue, the Partnership expects an increase in the average price of units closed with a corresponding increase in the gross operating profit margin for housing operations through the close-out of the Community. Revenues generated from the closing of units in Weston account for approximately 99% of the housing revenues recognized for the three and six months ended June 30, 2001, respectively. Revenues generated from the closing of units in Weston account for approximately 96% and 95% of the housing revenues recognized for the three and six months ended June 30, 2000, respectively.

     The decrease in homesite revenues for the six month period ended
June 30, 2001 as compared to the same period in 2000 is due to the bulk sale of the remaining lots in the Partnership's Waters Edge Community during March 2000. No additional lot inventory remains to be sold in any of the Partnership's Communities. The decrease in the gross operating profit margin for homesites for the three and six months ended June 30, 2001 as compared to the same periods in 2000 is due primarily to additional general development costs.

     Land and property revenues for the three and six months ended June 30, 2001 were generated primarily from the sales of two one-story commercial office buildings in Weston and the recognition of profits from land sales closed in prior years which had been deferred until the accounting criteria for profit recognition had been met. Land and property revenues for the three and six months ended June 30, 2000 were generated primarily from the sales of the remaining lots and equity memberships at The Cullasaja Club Community, a commercial office building in Boca Raton, Florida, and several one-story commercial office buildings in Weston.

     The increase in revenues from Operating properties for the three and six month period ended June 30, 2001 as compared to the same periods in 2000 is due primarily to increased membership dues and fees at the Weston Hills Country Club.

     Brokerage and other operations revenues decreased for the three and six month periods ended June 30, 2001 as compared to the same periods in 2000 due primarily to a decrease in new home sale brokerage commissions earned in Weston resulting from a decrease in the number of units closed by third party builders within the Community. The decrease in the gross operating profit margin from Brokerage and other operations for the six month period ended June 30, 2001 as compared to the same period in 2000 is due primarily to legal fees incurred during the first quarter related to certain ongoing litigation pertaining to the Partnership's previously sold resale brokerage operation.

     Selling, general and administrative expenses include all marketing costs, with the exception of those costs capitalized in conjunction with the construction of housing units, as well as project and general administrative costs. These expenses are net of the marketing fees received from third party builders. Selling, general and administrative expenses decreased for the three and six months ended June 30, 2001 as compared to the same periods in 2000 due primarily to the recording of a $435,000 legal settlement in March 2000 in connection with certain litigation involving River Hills, and decreased project administrative costs resulting from the close out of several of the Partnership's Communities and the late stage of development of its remaining Communities.

     As the Partnership undertakes development of the final phases of its remaining Communities, a larger portion of real estate taxes incurred have become eligible for capitalization as well as a reduction of the overall amount of real estate taxes assessed. This is the cause for the decrease in interest and real estate taxes, net of amounts capitalized on the accompanying consolidated statements of operations for the three and six months ended June 30, 2001 as compared to the same periods in 2000.

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

     One of the Partnership's insurance carriers has been funding settlements of various litigation related to Hurricane Andrew. In some, but not all, instances, the insurance carrier has provided the Partnership with written reservation of rights letters. The aggregate amount of the settlements funded to date by this carrier is approximately $10.1 million. The insurance carrier that funded these settlements pursuant to certain reservations of rights has stated its position that it has done so pursuant to various non-waiver agreements. The carrier's position was that these non-waiver agreements permitted the carrier to fund settlements without barring the carrier from raising insurance coverage issues or waiving such coverage issues. On May 23, 1995, the insurance carrier rescinded the various non-waiver agreements currently in effect regarding the remainder of the Hurricane Andrew litigation, allegedly without waiving any future coverage defenses, conditions, limitations, or rights. For this and other reasons, the extent to which the insurance carrier may recover any of these proceeds from the Partnership is uncertain. Therefore, the accompanying consolidated financial statements do not reflect any accruals related to this matter.

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

     The Partnership has been named a defendant in a purported class action entitled Lakes of the Meadow Village Homes, Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight and Nine Maintenance Associates, Inc.,
v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. The original complaint was filed on or about November 27, 1995 and an amended complaint, which purports to be a class action, was filed on or about February 28, 1997. In the case, plaintiffs seek damages, attorneys' fees and costs on behalf of the 460 building units they allegedly represent for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs allege that Walt Disney World Company is responsible for liabilities that may arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership is potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs allege breach of building codes and breach of implied warranties. In addition, plaintiffs seek rescission and cancellation of various general releases obtained by the Partnership in the course of the turnover of the community to the residents. Previously, the trial court had granted the Partnership summary judgment against the plaintiffs' claims, based on the releases obtained by the Partnership. The ruling was reversed on appeal, the appellate court finding that there were issues of material fact, which precluded the entry of judgment for the Partnership, and the case was remanded to the trial court for further proceedings. On or about April 9, 1999, plaintiffs supplied a budget estimate for repairs of the alleged defects and damages based on a limited survey of nine buildings, only, out of a total of 115 buildings. Based on this limited survey and assuming that the same alleged defects and damages show up with the same frequency in the entire 460 building units, plaintiffs estimate the total repairs to cost approximately $7.0 million. Plaintiffs have indicated that they may seek to hold the Partnership responsible for the entire amount of alleged damages owing. The Partnership has tendered this matter to Disney pursuant to the Partnership's indemnification rights. The Partnership has answered the amended complaint and will seek to file a cross-claim against Disney for indemnity and contribution pursuant to the Partnership's indemnification rights, and otherwise. Discovery in this litigation is in its early stages. The Partnership has not had an opportunity to examine all of the buildings nor fully assess the alleged merits of the plaintiffs' report. The Partnership is currently being defended by counsel for one of its insurance carriers. The Partnership has settled the claims brought in connection with Lakes of the Meadows Village Homes Condominium No. 8 Maintenance Association, Inc. for a payment of $155,000 to be funded by one of the Partnership's insurance carriers. The Partnership intends to vigorously defend itself against the remaining claims made by the other condominium associations, by, among other things, pursuing its defenses of release.

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


                ARVIDA/JMB PARTNERS, L.P.

                BY:   Arvida/JMB Managers, Inc.
                      (The General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: August 9, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 9, 2001