Form 10-Q
period 2001-09-30
ARVIDA JMB PARTNERS L P
filed 2001-11-14
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.   20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
September 30, 2001                           Commission file #0-16976




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations . . . . . . . . . . . . . . . . . . . .    16




PART II    OTHER INFORMATION


Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    20

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    22

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                      CONSOLIDATED BALANCE SHEETS

               SEPTEMBER 30, 2001 AND DECEMBER 31, 2000


                                ASSETS
                                ------

                                        SEPTEMBER 30,   DECEMBER 31,
                                            2001           2000
                                         (Unaudited)    (See Note)
                                        -------------   -----------

Cash and cash equivalents . . . . . . . .$ 59,151,121    68,979,280
Restricted cash . . . . . . . . . . . . .  20,234,873    23,045,284
Trade and other accounts receivable
  (net of allowance for doubtful
  accounts of $342,151 at September 30,
  2001 and $445,793 at December 31,
  2000) . . . . . . . . . . . . . . . . .   4,045,644     3,963,461
Real estate inventories . . . . . . . . . 121,365,888   129,728,708
Property and equipment, net . . . . . . .  18,637,787    19,342,121
Property held for sale, net . . . . . . .  22,133,377    22,278,215
Investments in and advances to
  joint ventures, net . . . . . . . . . .     351,095       415,838
Equity memberships. . . . . . . . . . . .      20,000        20,000
Amounts due from affiliates, net. . . . .     234,853       485,056
Prepaid expenses and other assets . . . .  10,249,934     8,697,427
                                         ------------  ------------

          Total assets. . . . . . . . . .$256,424,572   276,955,390
                                         ============  ============

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                CONSOLIDATED BALANCE SHEETS (CONTINUED)



              LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
              ------------------------------------------

                                        SEPTEMBER 30,   DECEMBER 31,
                                            2001           2000
                                         (Unaudited)    (See Note)
                                        -------------   -----------
Liabilities:
  Accounts payable. . . . . . . . . . . .$ 16,605,634    19,024,568
  Deposits. . . . . . . . . . . . . . . .  33,497,820    34,096,243
  Accrued expenses and other
    liabilities . . . . . . . . . . . . .  13,230,660    13,510,444
  Notes and mortgages payable, net. . . .  13,615,085    11,356,785
                                         ------------  ------------

  Commitments and contingencies

          Total liabilities . . . . . . .  76,949,199    77,988,040
                                         ------------  ------------

Partners' capital accounts:
  General Partner and
   Associate Limited Partners:
    Capital contributions . . . . . . . .      20,000        20,000
    Cumulative net income . . . . . . . .  77,497,689    72,754,546
    Cumulative cash distributions . . . . (75,922,105)  (66,938,738)
                                         ------------  ------------
                                            1,595,584     5,835,808
                                         ------------  ------------
  Limited Partners:
    Capital contributions,
      net of offering costs . . . . . . . 364,841,815   364,841,815
    Cumulative net income . . . . . . . . 321,089,011   255,517,863
    Cumulative cash distributions . . . .(508,051,037) (427,228,136)
                                         ------------  ------------
                                          177,879,789   193,131,542
                                         ------------  ------------
          Total partners' capital
            accounts. . . . . . . . . . . 179,475,373   198,967,350
                                         ------------  ------------

          Total liabilities and
            partners' capital . . . . . .$256,424,572   276,955,390
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

                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                 ---------------------------  --------------------------
                                                      2001           2000          2001          2000
                                                  ------------    ----------   -----------   -----------
Revenues:
  Housing . . . . . . . . . . . . . . . . . . . . $106,922,406    89,598,153   288,278,315   237,647,949
  Homesites . . . . . . . . . . . . . . . . . . .        --        2,030,727       422,994     3,719,539
  Land and property . . . . . . . . . . . . . . .      816,402       191,575     6,167,461     8,837,577
  Operating properties. . . . . . . . . . . . . .    4,197,827     3,813,088    13,342,773    12,085,165
  Brokerage and other operations. . . . . . . . .    1,036,524       825,224     3,006,600     3,390,701
                                                  ------------   -----------   -----------   -----------
        Total revenues. . . . . . . . . . . . . .  112,973,159    96,458,767   311,218,143   265,680,931
                                                  ------------   -----------   -----------   -----------
Cost of revenues:
  Housing . . . . . . . . . . . . . . . . . . . .   75,131,533    70,496,522   208,060,389   188,953,445
  Homesites . . . . . . . . . . . . . . . . . . .        --        2,000,160       722,463     3,236,542
  Land and property . . . . . . . . . . . . . . .      731,404         --        5,159,830     5,120,597
  Operating properties. . . . . . . . . . . . . .    3,614,390     3,406,569    11,467,187    10,974,047
  Brokerage and other operations. . . . . . . . .      708,050       877,980     2,834,133     3,104,115
                                                  ------------   -----------   -----------   -----------
        Total cost of revenues. . . . . . . . . .   80,185,377    76,781,231   228,244,002   211,388,746
                                                  ------------   -----------   -----------   -----------
Gross operating profit. . . . . . . . . . . . . .   32,787,782    19,677,536    82,974,141    54,292,185
Selling, general and administrative
  expenses. . . . . . . . . . . . . . . . . . . .   (4,063,349)   (4,609,220)  (12,482,723)  (16,102,961)
Asset impairment. . . . . . . . . . . . . . . . .   (2,500,000)        --       (2,500,000)        --
                                                  ------------   -----------   -----------   -----------
        Net operating income. . . . . . . . . . .   26,224,433    15,068,316    67,991,418    38,189,224





                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF OPERATIONS - Continued




                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                 ---------------------------  --------------------------
                                                      2001           2000          2001          2000
                                                  ------------    ----------   -----------   -----------

Interest income . . . . . . . . . . . . . . . . .      635,435       735,574     2,299,407     2,394,157
Equity in earnings of unconsolidated ventures . .      113,000        84,775        90,146       264,878
Interest and real estate taxes,
  net of amounts capitalized. . . . . . . . . . .      (20,381)     (329,144)      (66,680)   (1,164,750)
                                                  ------------   -----------   -----------   -----------

        Income before extraordinary item. . . . .   26,952,487    15,559,521    70,314,291    39,683,509

Extraordinary item:
  Gain on extinguishment of debt. . . . . . . . .        --            --            --        6,205,044
                                                  ------------   -----------   -----------   -----------

        Net income. . . . . . . . . . . . . . . . $ 26,952,487    15,559,521    70,314,291    45,888,553
                                                  ============   ===========   ===========   ===========

        Income before extraordinary
          item per Limited Partnership
          Interest. . . . . . . . . . . . . . . . $      56.04         18.70        162.30         77.77
        Extraordinary item per
          Limited Partnership Interest. . . . . .        --            --            --            15.20
                                                  ------------   -----------   -----------   -----------
        Net income per Limited Partnership
          Interest. . . . . . . . . . . . . . . . $      56.04         18.70        162.30         92.97
                                                  ============   ===========   ===========   ===========

        Cash distributions per Limited
          Partnership Interest. . . . . . . .     $     100.00         25.00        200.06        144.76
                                                  ============   ===========   ===========   ===========





           The accompanying notes are an integral part of these consolidated financial statements.

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

             NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                              (UNAUDITED)
                                              2001           2000
                                          ------------    ----------
Net income. . . . . . . . . . . . . . . . .$ 70,314,291   45,888,553
Charges (credits) to net income not
 requiring (providing) cash:
  Depreciation and amortization . . . . . .  3,197,411     2,333,365
  Equity in earnings of unconsolidated
    ventures. . . . . . . . . . . . . . . .    (90,146)     (264,878)
  Provision for doubtful accounts . . . . .     38,079       (23,136)
  Extraordinary gain on extinguishment
    of debt . . . . . . . . . . . . . . . .      --       (6,205,044)
  Gain on sale of property and equipment. .      --         (182,703)
  Loss on asset impairment. . . . . . . . .  2,500,000         --
Changes in:
  Restricted cash . . . . . . . . . . . . .  2,810,411   (10,292,589)
  Trade and other accounts receivable . . .   (120,262)   22,182,642
  Real estate inventories:
    Additions to real estate inventories. .(191,355,534)(170,707,075)
    Cost of sales . . . . . . . . . . . . .203,815,609   183,650,926
    Capitalized interest. . . . . . . . . . (1,004,808)   (1,654,189)
    Capitalized real estate taxes . . . . . (2,250,000)   (2,779,348)
  Equity memberships. . . . . . . . . . . .      --        1,667,120
  Amounts due from affiliates, net. . . . .    250,203      (213,654)
  Prepaid expenses and other assets . . . . (2,028,978)   (2,732,390)
  Accounts payable, accrued expenses
    and other liabilities . . . . . . . . . (2,713,063)    2,079,800
  Deposits and unearned income. . . . . . .   (598,423)    8,746,131
                                          ------------   -----------
          Net cash provided by
            operating activities. . . . . . 82,764,790    71,493,531
                                          ------------   -----------
Investing activities:
  Additions to property and equipment . . . (3,549,767)  (11,455,989)
  Additions to property held for sale . . . (1,799,429)     (619,632)
  Proceeds from sales of property
    and equipment . . . . . . . . . . . . .    134,981       206,000
  Joint venture distributions . . . . . . .    169,233       279,225
                                          ------------   -----------
          Net cash used in
            investing activities. . . . . . (5,044,982)  (11,590,396)
                                          ------------   -----------
Financing activities:
  Proceeds from notes and mortgages
    payable . . . . . . . . . . . . . . . .  2,258,300     5,926,311
  Payments of notes and mortgages payable .      --      (13,282,500)
  Distributions to General Partner and
    Associate Limited Partners. . . . . . . (8,983,366)  (21,691,766)
  Distributions to Limited Partners . . . .(80,822,901)  (58,479,920)
                                          ------------   -----------
          Net cash used in
            financing activities. . . . . .(87,547,967)  (87,527,875)
                                          ------------   -----------
Decrease in Cash and cash equivalents . . . (9,828,159) (27,624,740) Cash and cash equivalents,
  beginning of period . . . . . . . . . . . 68,979,280    71,965,185
                                          ------------   -----------
Cash and cash equivalents, end of period. .$ 59,151,121   44,340,445
                                          ============   ===========

              The accompanying notes are an integral part of these consolidated financial statements.

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      SEPTEMBER 30, 2001 AND 2000
                              (UNAUDITED)



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


GENERAL

     In the opinion of the General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of September 30, 2001 and December 31, 2000 and for the three and nine months ended September 30, 2001 and 2000. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2001.

     Recent Accounting Pronouncements

     In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". Statement 141 eliminated the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and is effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Statement 142, which includes the requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them, will be effective for fiscal years beginning after December 15, 2001.

     In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations". This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. This statement is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

     In September 2001, the FASB issued Statement No. 144 on asset impairment that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provide a single accounting model for long-lived assets to be disposed of.

     Management does not believe the adoption of these statements will have a significant impact on the Partnership's financial statements.

     Capitalized Interest and Real Estate Taxes

     Interest, including the amortization of loan fees, of $1,004,808 and $1,654,189 was incurred for the nine months ended September 30, 2001 and 2000, respectively, all of which was capitalized. Interest payments, including amounts capitalized, of $707,610 and $1,532,243 were made during the nine months ended September 30, 2001 and 2000, respectively. Interest, including the amortization of loan fees, of $318,079 and $534,649 was incurred for the three months ended September 30, 2001 and 2000, respectively, all of which was capitalized. Interest payments, including amounts capitalized, of $267,843 and $402,674 were made during the three months ended September 30, 2001 and 2000, respectively. The decrease in interest incurred and paid during the three and nine month periods ending September 30, 2001 as compared to the same periods in 2000 is due primarily to the overall decrease in the average amount of debt outstanding during the periods.

     Real estate taxes of $2,316,680 and $3,944,098 were incurred for the nine months ended September 30, 2001 and 2000, respectively, of which $2,250,000 and $2,779,348 were capitalized, respectively. Real estate tax payments of $349,794 and $325,847 were made during the nine months ended September 30, 2001 and 2000, respectively. In addition, real estate tax reimbursements totaling $178,912 and $103,732 were received from the Partnership's escrow agent during the nine months ended September 30, 2001 and 2000, respectively. Real estate taxes of $1,020,381 and $1,306,700 were incurred for the three months ended September 30, 2001 and 2000, respectively, of which $1,000,000 and $977,556 were capitalized, respectively. Real estate tax payments of $140,747 and $122,391 were made during the three months ended September 30, 2001 and 2000, respectively.
In addition, real estate tax reimbursements totaling $18,654 and $13,776 were received from the Partnership's escrow agent during the three months ended September 30, 2001 and 2000, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and other operating properties as these taxes are included in cost of revenues for operating properties.

     Property and Equipment and Other Assets

     Depreciation expense of $2,720,940 and $1,794,508 was recorded for the nine months ended September 30, 2001 and 2000, respectively. Amortization of other assets, excluding loan fees, of $293,138 and $330,524 was recorded for the nine months ended September 30, 2001 and 2000, respectively. Amortization of loan fees, which is included in interest expense, of which $183,333 and $208,333 was recorded for the nine months ended September 30, 2001 and 2000, respectively. Depreciation expense of $908,524 and $630,286 was recorded for the three months ended September 30, 2001 and 2000, respectively. Amortization of other assets, excluding loan fees, of $53,973 and $119,582 was recorded for the three months ended September 30, 2001 and 2000, respectively. Amortization of loan fees, which is included in interest expense, of $33,333 and $75,000 was recorded for the three months ended September 30, 2001 and 2000, respectively.

     In September 2001, the Partnership recorded an asset impairment of $2.5 million to the carrying value of the Weston Athletic Club (the "Club"). The loss was recorded based upon the difference between the carrying value of the Club and its fair value less costs to sell as determined by an agreement to purchase signed by the Partnership and an unaffiliated third party purchaser during September 2001.

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

NOTES AND MORTGAGES PAYABLE

     At September 30, 2001, there was no balance outstanding on the revolving line of credit, and the balance outstanding on the letter of credit facility was approximately $893,400. The Partnership paid off the balance outstanding under its term loan in December 2000, and the revolving line of credit expired on July 31, 2001. The Partnership has received a signed commitment letter from the bank to extend the letter of credit facility, which was scheduled to expire on July 31, 2001.

     In May 2000, the Partnership closed on a $20 million loan with First Union National Bank for the development and construction of The Shoppes of Town Center in Weston, a mixed use retail/office plaza consisting of approximately 158,100 net leasable square feet. The loan was made to an indirect, majority-owned subsidiary of the Partnership, and the Partnership has guaranteed the obligations of the borrower, subject to a reduction in the guarantee upon the satisfaction of certain conditions. At
September 30, 2001, the balance outstanding on the loan was $13,615,085. Interest on the loan (as modified effective May 31, 2001) is payable monthly based on the relevant LIBOR rate plus 1.8% per annum during the first nineteen months of the loan. Thereafter, subject to the satisfaction of certain conditions, including, among other things, the lien-free completion of construction of the retail/office plaza by January 1, 2002, the maturity date for the loan would be extended for seventeen months and monthly payments of principal and interest would be due on the loan based upon a 25 year loan amortization schedule. The loan may be prepaid in whole or in part at anytime, provided that the borrower pays any costs or expenses of the lender incurred as a result of a prepayment on a date other than the last day of a LIBOR interest period. Construction of The Shoppes of Town Center in Weston commenced in March 2000 and is expected to be substantially completed in the fourth quarter of 2001. Effective May 31, 2001, the Partnership was granted an extension from June 1, 2001, to January 1, 2002, in order to satisfy certain conditions, including the lien-free completion of construction of the retail/office plaza, and obtain an extension of the outside maturity date of the loan to June 1, 2003. The extension is incorporated in the terms of the loan noted above. In the event that the requisite conditions to obtain the outside maturity date are not satisfied by January 1, 2002, the Partnership may seek to extend the loan or may pay off the outstanding balance from its available cash. Currently, the property is approximately 94% pre-leased to tenants.

TRANSACTIONS WITH AFFILIATES

     The Partnership, subject to certain limitations, may engage affiliates of the General Partner for insurance brokerage and certain other administrative services to be performed in connection with the administration of the Partnership and its assets. The total of such costs for the nine months ended September 30, 2001 was approximately $276,500, all of which was paid as of September 30, 2001. The total of such costs for the nine months ended September 30, 2000 was approximately $103,100.
In addition, the General Partner and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Partnership and the operation of the Partnership's properties. Such costs were approximately $578,000 and $604,100 for the nine months ended September 30, 2001 and 2000, respectively, all of which were paid as of September 30, 2001.

     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salaries and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the nine month period ended September 30, 2001, the amount of such costs incurred by the Partnership on behalf of these affiliates totaled approximately $239,100. At September 30, 2001, approximately $24,600 was owed to the Partnership, all of which was received as of October 31, 2001. For the nine month period ended
September 30, 2000, the Partnership was entitled to reimbursements of approximately $394,900.

     For the nine month periods ended September 30, 2001 and 2000, the Partnership reimbursed St. Joe/Arvida Company, L.P. ("St. Joe/Arvida") or its affiliates approximately $3,950,000 and $4,138,200, respectively, for the services provided to the Partnership by St. Joe/Arvida pursuant to a sub-management agreement for development and management supervisory and advisory services (and personnel with respect thereto) to the Partnership. At September 30, 2001, the Partnership owed St. Joe/Arvida approximately $112,200 for services provided pursuant to this agreement, all of which was paid as of October 31, 2001. The Partnership also receives reimbursement from St. Joe/Arvida and its affiliates for certain general and administrative costs including, and without limitation, salaries and salary-related costs relating to work performed by employees of the Partnership on behalf of St. Joe/Arvida and its affiliates. For the nine month periods ended September 30, 2001 and 2000, the Partnership was entitled to reimbursement of such costs totaling approximately $3,167,000 and $1,341,000, respectively, from St. Joe/Arvida and its affiliates. Of this amount, approximately $312,800 was owed to the Partnership at September 30, 2001, all of which was received as of October 31, 2001.

     The Partnership pays for certain general and administrative costs on behalf of its clubs, homeowner associations and maintenance associations (including salaries and salary-related costs and legal fees). The Partnership receives reimbursements from these entities for such costs.
For the nine month periods ended September 30, 2001 and 2000, the Partnership was entitled to receive approximately $86,300 and $954,300, respectively, from these entities, of which approximately $2,400 was unpaid at September 30, 2001.

     The Partnership, pursuant to certain agreements, provides management and other personnel and services to certain of its homeowners associations.

Pursuant to these agreements, the Partnership is entitled to receive management fees for the services provided to these entities. Due to the timing of the cash flows generated from these entities' operations, such fees are typically paid in arrears. For the nine months ended
September 30, 2001 and 2000, the Partnership was entitled to receive approximately $266,700 and $377,700, respectively. At September 30, 2001, approximately $7,100 was unpaid, none of which was received as of October 31, 2001.

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

COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under standby letters of credit and performance bonds for approximately $893,400 and $17,590,500, respectively, at September 30, 2001. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable under performance bonds for approximately $311,300 at September 30, 2001.

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

     The Partnership has been named a defendant in a purported class action entitled Lakes of the Meadow Village Homes, Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight and Nine Maintenance Associates, Inc.,
v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. The original complaint was filed on or about November 27, 1995 and an amended complaint, which purports to be a class action, was filed on or about February 28, 1997. In the case, plaintiffs seek damages, attorneys' fees and costs on behalf of the 460 building units they allegedly represent for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs allege that Walt Disney World Company is responsible for liabilities that may arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership is potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs allege breach of building codes and breach of implied warranties. In addition, plaintiffs seek rescission and cancellation of various general releases obtained by the Partnership in the course of the turnover of the Community to the residents. Previously, the trial court had granted the Partnership summary judgment against the plaintiffs' claims, based on the releases obtained by the Partnership. The ruling was reversed on appeal, the appellate court finding that there were issues of material fact, which precluded the entry of judgment for the Partnership, and the case was remanded to the trial court for further proceedings. On or about April 9, 1999, plaintiffs supplied a budget estimate for repairs of the alleged defects and damages based on a limited survey of nine buildings, only, out of a total of 115 buildings. Based on this limited survey and assuming that the same alleged defects and damages show up with the same frequency in the entire 460 building units, plaintiffs estimate the total repairs to cost approximately $7.0 million. Plaintiffs have indicated that they may seek to hold the Partnership responsible for the entire amount of alleged damages owing. The Partnership has tendered this matter to Disney pursuant to the Partnership's indemnification rights and has filed a third-party complaint against it pursuant to the Partnership's rights of contractual indemnity. The Partnership has also answered the amended complaint and has filed a cross-claim against Disney's affiliate, Walt Disney World Company, for common law indemnity and contribution. Discovery in this litigation is in its early stages. The Partnership has not examined all of the buildings nor fully assessed the alleged merits of the plaintiffs' report. The Partnership is currently being defended by counsel for one of its insurance carriers. The Partnership has settled the claims brought in connection with Lakes of the Meadows Village Homes Condominium No. 8 Maintenance Association, Inc. for a payment of $155,000 funded by one of the Partnership's insurance carriers. The Partnership intends to vigorously defend itself against the remaining claims made by the other condominium associations, by, among other things, pursuing its defenses of release.

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

SUBSEQUENT EVENT

     During October 2001, the Partnership closed on the sale of the Weston Athletic Club to an unaffiliated third party for a total sales price of $4.25 million. The sale generated a loss for both financial reporting and Federal income tax purposes. The financial reporting loss of approximately $2.5 million was recorded as an asset impairment in September 2001.

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

     At September 30, 2001 and December 31, 2000, the Partnership had unrestricted Cash and cash equivalents of approximately $59,151,100 and $68,979,300, respectively. Cash and cash equivalents are available for future debt service, working capital requirements and distributions to partners and Holders of Interests. The source of future liquidity is expected to be derived primarily from the sale of housing units, land parcels and other assets and, to a limited extent, through certain project financing as discussed below. During July 2001, the Partnership made a distribution of $40,400,000 to its Holders of Interests ($100.00 per Interest) and $4,488,888 to the General Partner and Associate Limited Partners, collectively. Also, during January 2001, the Partnership made a distribution for 2000 totaling approximately $44,888,900, of which $40,400,000 was distributed to the Holders of Interests ($100.00 per Interest), and approximately $4,488,900 was distributed to the General Partner and Associate Limited Partners, collectively. In addition, during April 2001, distributions totaling $22,901 (approximately $.06 per Interest), and $5,589 were paid or deemed paid to Holders of Interests and to the General Partner and Associate Limited Partners, respectively, which was remitted to the North Carolina tax authorities on their behalf for the 2000 non-resident withholding tax.

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

     At September 30, 2001, there was no balance outstanding under the revolving line of credit, and the balance outstanding on the letter of credit facility was approximately $893,400. The Partnership paid off the balance outstanding under its term loan in December 2000, and the revolving line of credit expired on July 31, 2001. The Partnership has received a signed commitment letter from the bank to extend the letter of credit facility, which was scheduled to expire on July 31, 2001. Interest on the credit facility was based, at the Partnership's option, on the relevant LIBOR plus 1.75% per annum or the lender's prime rate. The Partnership had interest rate swap agreements in effect with respect to approximately $19.2 million of the term loan. The interest rate swap agreements fixed the interest rate under the term loan at 8.02% and 7.84% with respect to $12,500,000 and $6,666,667, respectively, and amortized in conjunction with the scheduled loan repayments. These agreements expired on July 31, 2001.

     In May 2000, the Partnership closed on a $20 million loan with First Union National Bank for the development and construction of The Shoppes of Town Center in Weston, a mixed use retail/office plaza consisting of approximately 158,100 net leasable square feet. The loan was made to an indirect, majority-owned subsidiary of the Partnership, and the Partnership has guaranteed the obligations of the borrower, subject to a reduction in the guarantee upon the satisfaction of certain conditions. At
September 30, 2001, the balance outstanding on the loan was approximately $13,615,100. Interest on the loan (as modified effective May 31, 2001) is payable monthly based on the relevant LIBOR rate plus 1.8% per annum during the first nineteen months of the loan. Thereafter, subject to the satisfaction of certain conditions, including, among other things, the lien-free completion of construction of the retail/office plaza by January 1, 2002, the maturity date for the loan would be extended for seventeen months and monthly payments of principal and interest would be due on the loan based upon a 25 year loan amortization schedule. The loan may be prepaid in whole or in part at anytime, provided that the borrower pays any costs or expenses of the lender incurred as a result of a prepayment on a date other than the last day of a LIBOR interest period. Construction of The Shoppes of Town Center in Weston commenced in March 2000 and is expected to be substantially completed in the fourth quarter of 2001. Effective May 31, 2001, the Partnership was granted an extension from June 1, 2001, to January 1, 2002, in order to satisfy certain conditions, including the lien-free completion of construction of the retail/office plaza, and obtain an extension of the outside maturity date of the loan to June 1, 2003. The extension is incorporated in the terms of the loan noted above. In the event that the requisite conditions to obtain the outside maturity date are not satisfied by January 1, 2002, the Partnership may seek to extend the loan or may pay off the outstanding balance from its available cash. Currently, the property is approximately 94% pre-leased to tenants.

     In September 2001, the Partnership recorded an asset impairment of $2.5 million to the carrying value of the Weston Athletic Club (the "Club"). The loss was recorded based upon the difference between the carrying value of the Club and its fair value less costs to sell as deermined by an agreement to purchase signed by the Partnership and an unaffiliated third party purchaser during September 2001. During October 2001, the Partnership closed on the sale of the Club to the unaffiliated third party for a total sale price of $4.25 million.

     In March 2000, the Partnership entered into a contract with an unaffiliated third party builder for the bulk sale of the remaining lot inventory, consisting of approximately 103 developed and undeveloped lots, and the sales center at its Water's Edge Community for a sale price of approximately $3.2 million. The contract provided for the lots to be purchased in three phases. The closing of the first phase of 29 lots was completed in March 2000 for approximately $0.7 million, and the closing of the second phase of 51 lots and the sales center was completed in September 2000 for approximately $1.6 million. These closings are reflected in Homesite revenues and cost of revenues on the accompanying consolidated statements of operations for the nine month period ended September 30, 2000. The closing of the third phase of 23 lots was completed in December 2000 for approximately $0.9 million. The Partnership recorded a write-down of its related inventory as of December 31, 1999 to reduce the carrying value of Water's Edge to its estimated fair value less selling costs at that date. Accordingly, these transactions resulted in no gain or loss for financial reporting purposes and a loss for Federal income tax reporting purposes in 2000.

     In March 2000, the Partnership closed on the sale of the remaining lots at The Cullasaja Club Community, as well as its remaining equity memberships in the Cullasaja Club to the Cullasaja Club, Inc. and Cullasaja Realty Development, Inc. for a total sales price of approximately $3.0 million. In addition, indebtedness owed to unaffiliated third party lenders, as well as related accrued interest, was extinguished in conjunction with this sale, as the payment of such principal and interest was contingent upon net cash flows generated from the Cullasaja Community. Such cash flows were not achieved, and as a result, the Partnership recorded an extraordinary gain related to the extinguishment of debt and accrued interest of approximately $6.2 million, as reflected on the accompanying Consolidated Statements of Operations for the nine month period ended September 30, 2000. The sale of the lot inventory and equity memberships resulted in a gain for financial reporting purposes and a loss for Federal income tax reporting purposes and is reflected in land and property operations for the nine months ended September 30, 2000 on the accompanying statements of operations.

     In August 2001, CMG Partners, LLC ("CMG") amended its unsolicited offer to purchase up to 4.9% (approximately 19,800) of the Interests to increase its purchase price (after making an adjustment for the distribution of $100 per Interest made by the Partnership in July 2001) to $200 per Interest and to extend the period of the offer. The General Partner, on behalf of the Partnership, determined that CMG's amended offer was inadequate and not in the best interest of Holders of Interests. Accordingly, the General Partner recommended that Holders of Interests not accept CMG's amended offer and not tender their Interests to CMG. CMG's amended offer is scheduled to expire on November 15, 2001 unless terminated sooner by CMG.


RESULTS OF OPERATIONS

     The results of operations for the three and nine months ended September 30, 2001 and 2000, are primarily attributable to the development and sale or operation of the Partnership's assets.

     For the three months ended September 30, 2001, the Partnership (including its consolidated and unconsolidated ventures) closed on the sale of 342 housing units, and four commercial office building units. This compares to closings in the third quarter of 2000 of 382 housing units, and 58 homesites. Outstanding contracts ("backlog") at September 30, 2001, were for 1,124 housing units and for the sales of the Weston Athletic Club and Weston Hills Country Club. This compares to a backlog at September 30, 2000 of 1,131 housing units, 50 homesites and approximately seven acres of developed land.

     The Partnership's remaining Communities are in their final stages of development, with estimated remaining build-outs ranging from one to two years. Notwithstanding the estimated duration of the build-outs, the Partnership currently expects to complete an orderly liquidation of its remaining assets by October 2002 with a winding up and final distribution of any residual funds in 2004. The sale of approximately 1,200 housing units (including those represented by the backlog at September 30, 2001) remain to be closed in order to complete the build-out of the Weston Community.

     Housing revenues and gross operating profit margins from housing operations increased for the three and nine month periods ended September 30, 2001 as compared to the same periods in 2000 despite decreased closings, due to a change in the mix of product sold and an increase in the average price of units closed in the Partnership's Weston Community. If current sales trends continue, the Partnership expects an increase in the average price of units closed with a corresponding increase in the gross operating profit margin for housing operations through the close-out of the Community. Revenues generated from the closing of units in Weston account for approximately 99% of the housing revenues recognized for the three and nine months ended September 30, 2001, respectively. Revenues generated from the closing of units in Weston account for approximately 94% and 95% of the housing revenues recognized for the three and nine months ended September 30, 2000, respectively.

     The decrease in homesite revenues for the nine month period ended September 30, 2001 as compared to the same period in 2000 is due to the bulk sale of the remaining lots in the Partnership's Waters Edge Community during March and September 2000, as well as the close out of the remaining lot inventory in the Partnership's River Hills Community in April 2001. No additional lot inventory remains to be sold in any of the Partnership's Communities. The decrease in the gross operating profit margin for homesites for the nine months ended September 30, 2001 as compared to the same period in 2000 is due primarily to additional general development costs.

     Land and property revenues for the nine months ended September 30, 2001 were generated primarily from the sales of two commercial office buildings and several commercial office building units in Weston, and the recognition of profits from land sales closed in prior years which had been deferred until the accounting criteria for profit recognition had been met.

Land and property revenues for the nine months ended September 30, 2000 were generated primarily from the sales of the remaining lots and equity memberships at The Cullasaja Club Community, a commercial office building in Boca Raton, Florida, and several commercial office building units in Weston.

     The increase in revenues from Operating properties for the three and nine month period ended September 30, 2001 as compared to the same periods in 2000 is due primarily to increased membership dues and fees at the Weston Hills Country Club.

     Brokerage and other operations revenues increased for the three month period ended September 30, 2001 as compared to the same period in 2000 due to commissions earned from the sales of four commercial office building units in Weston. Brokerage and other operations revenues decreased for the nine month period ended September 30, 2001 as compared to the same period in 2000 due primarily to a decrease in brokerage commissions earned in Weston resulting from a decrease in the number of units closed by third party builders within the Community.

     Selling, general and administrative expenses include all marketing costs, with the exception of those costs capitalized in conjunction with the construction of housing units, as well as project and general administrative costs. These expenses are net of the marketing fees received from third party builders. Selling, general and administrative expenses decreased for the three and nine months ended September 30, 2001 as compared to the same periods in 2000 due primarily to decreased project administrative costs resulting from the close out of several of the Partnership's Communities and the late stage of development of its remaining Communities.

     As the Partnership undertakes development of the final phases of its remaining Communities, a larger portion of real estate taxes and interest expense incurred have become eligible for capitalization and there has been a reduction of the overall amount of real estate taxes assessed and interest expense incurred. These are the causes for the decrease in interest and real estate taxes, net of amounts capitalized, on the accompanying consolidated statements of operations for the three and nine months ended September 30, 2001 as compared to the same periods in 2000.



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

     The Partnership has been named a defendant in a purported class action entitled Lakes of the Meadow Village Homes, Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight and Nine Maintenance Associates, Inc.,
v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. The original complaint was filed on or about November 27, 1995 and an amended complaint, which purports to be a class action, was filed on or about February 28, 1997. In the case, plaintiffs seek damages, attorneys' fees and costs on behalf of the 460 building units they allegedly represent for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs allege that Walt Disney World Company is responsible for liabilities that may arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership is potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs allege breach of building codes and breach of implied warranties. In addition, plaintiffs seek rescission and cancellation of various general releases obtained by the Partnership in the course of the turnover of the community to the residents. Previously, the trial court had granted the Partnership summary judgment against the plaintiffs' claims, based on the releases obtained by the Partnership. The ruling was reversed on appeal, the appellate court finding that there were issues of material fact, which precluded the entry of judgment for the Partnership, and the case was remanded to the trial court for further proceedings. On or about April 9, 1999, plaintiffs supplied a budget estimate for repairs of the alleged defects and damages based on a limited survey of nine buildings, only, out of a total of 115 buildings. Based on this limited survey and assuming that the same alleged defects and damages show up with the same frequency in the entire 460 building units, plaintiffs estimate the total repairs to cost approximately $7.0 million. Plaintiffs have indicated that they may seek to hold the Partnership responsible for the entire amount of alleged damages owing. The Partnership has tendered this matter to Disney pursuant to the Partnership's indemnification rights and has filed a third-party complaint against it pursuant to the Partnership's rights of contractual indemnity. The Partnership has also answered the amended complaint and has filed a cross-claim against Disney's affiliate, Walt Disney World Company, for common law indemnity and contribution. Discovery in this litigation is in its early stages. The Partnership has not examined all of the buildings nor fully assessed the alleged merits of the plaintiffs' report. The Partnership is currently being defended by counsel for one of its insurance carriers. The Partnership has settled the claims brought in connection with Lakes of the Meadows Village Homes Condominium No. 8 Maintenance Association, Inc. for a payment of $155,000 funded by one of the Partnership's insurance carriers. The Partnership intends to vigorously defend itself against the remaining claims made by the other condominium associations, by, among other things, pursuing its defenses of release.

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


                ARVIDA/JMB PARTNERS, L.P.

                BY:   Arvida/JMB Managers, Inc.
                      (The General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: November 9, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 9, 2001