Form 10-Q/A
period 2001-09-30
ARVIDA JMB PARTNERS L P
filed 2001-11-30
CIK 814046

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




     The undersigned registrant hereby amends the following section of its Report for the quarter ended September 30, 2001 on Form 10-Q as set forth in the pages attached hereto:

                     ITEM 1.  FINANCIAL STATEMENTS

                          Pages 3 through 15


           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                          Pages 16 through 20





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




Dated:  November 30, 2001

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                      CONSOLIDATED BALANCE SHEETS

               SEPTEMBER 30, 2001 AND DECEMBER 31, 2000


                                ASSETS
                                ------

                                        SEPTEMBER 30,   DECEMBER 31,
                                            2001           2000
                                         (Unaudited)    (See Note)
                                        -------------   -----------

Cash and cash equivalents . . . . . . . .$ 59,151,121    68,979,280
Restricted cash . . . . . . . . . . . . .  20,234,873    23,045,284
Trade and other accounts receivable
  (net of allowance for doubtful
  accounts of $342,151 at September 30,
  2001 and $445,793 at December 31,
  2000) . . . . . . . . . . . . . . . . .   4,045,644     3,963,461
Real estate inventories . . . . . . . . . 121,365,888   129,728,708
Property and equipment, net . . . . . . .  18,637,787    41,620,336
Property held for sale, net . . . . . . .  22,133,377         --
Investments in and advances to
  joint ventures, net . . . . . . . . . .     351,095       415,838
Equity memberships. . . . . . . . . . . .      20,000        20,000
Amounts due from affiliates, net. . . . .     234,853       485,056
Prepaid expenses and other assets . . . .  10,249,934     8,697,427
                                         ------------  ------------

          Total assets. . . . . . . . . .$256,424,572   276,955,390
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

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

             NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                              (UNAUDITED)
                                              2001           2000
                                          ------------    ----------
Net income. . . . . . . . . . . . . . . . .$ 70,314,291   45,888,553
Charges (credits) to net income not
 requiring (providing) cash:
  Depreciation and amortization . . . . . .  3,197,411     2,333,365
  Equity in earnings of unconsolidated
    ventures. . . . . . . . . . . . . . . .    (90,146)     (264,878)
  Provision for doubtful accounts . . . . .     38,079       (23,136)
  Extraordinary gain on extinguishment
    of debt . . . . . . . . . . . . . . . .      --       (6,205,044)
  Gain on sale of property and equipment. .      --         (182,703)
  Loss on asset impairment. . . . . . . . .  2,500,000         --
Changes in:
  Restricted cash . . . . . . . . . . . . .  2,810,411   (10,292,589)
  Trade and other accounts receivable . . .   (120,262)   22,182,642
  Real estate inventories:
    Additions to real estate inventories. .(191,355,534)(170,707,075)
    Cost of sales . . . . . . . . . . . . .203,815,609   183,650,926
    Capitalized interest. . . . . . . . . . (1,004,808)   (1,654,189)
    Capitalized real estate taxes . . . . . (2,250,000)   (2,779,348)
  Equity memberships. . . . . . . . . . . .      --        1,667,120
  Amounts due from affiliates, net. . . . .    250,203      (213,654)
  Prepaid expenses and other assets . . . . (2,028,978)   (2,732,390)
  Accounts payable, accrued expenses
    and other liabilities . . . . . . . . . (2,713,063)    2,079,800
  Deposits and unearned income. . . . . . .   (598,423)    8,746,131
                                          ------------   -----------
          Net cash provided by
            operating activities. . . . . . 82,764,790    71,493,531
                                          ------------   -----------
Investing activities:
  Additions to property and equipment . . . (3,549,767)  (12,075,621)
  Additions to property held for sale . . . (1,799,429)        --
  Proceeds from sales of property
    and equipment . . . . . . . . . . . . .    134,981       206,000
  Joint venture distributions . . . . . . .    169,233       279,225
                                          ------------   -----------
          Net cash used in
            investing activities. . . . . . (5,044,982)  (11,590,396)
                                          ------------   -----------
Financing activities:
  Proceeds from notes and mortgages
    payable . . . . . . . . . . . . . . . .  2,258,300     5,926,311
  Payments of notes and mortgages payable .      --      (13,282,500)
  Distributions to General Partner and
    Associate Limited Partners. . . . . . . (8,983,366)  (21,691,766)
  Distributions to Limited Partners . . . .(80,822,901)  (58,479,920)
                                          ------------   -----------
          Net cash used in
            financing activities. . . . . .(87,547,967)  (87,527,875)
                                          ------------   -----------
Decrease in Cash and cash equivalents . . . (9,828,159) (27,624,740) Cash and cash equivalents,
  beginning of period . . . . . . . . . . . 68,979,280    71,965,185
                                          ------------   -----------
Cash and cash equivalents, end of period. .$ 59,151,121   44,340,445
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

     The Partnership entered into a contract effective August 2001 to sell the Weston Hills Country Club (the "Country Club"), a private club that includes two golf courses and tennis, swimming and dining facilities. Property held for sale, net at September 30, 2001, consists of the Club and the Country Club, which are included in Property and equipment, net at December 31, 2000. In November 2001 the contract for the sale of the Country Club was terminated.

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

     The Partnership entered into a contract effective August 2001 to sell the Weston Hills Country Club (the "Country Club"), a private club that includes two golf courses and tennis, swimming and dining facilities. Revenues from the Country Club represent approximately 80% and 73% of the revenues from Operating properties during the three and nine month periods ended September 30, 2001, respectively. Property held for sale, net at September 30, 2001, consists of the Club and the Country Club, which are included in Property and equipment, net at December 31, 2000. In November 2001 the contract for the sale of the Country Club was terminated. Financing for purchasers of recreational properties generally may be more difficult to obtain as a result of the events of September 11, 2001, and the continued weakness in the domestic economy.

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