Form 10-K405
period 2001-12-31
ARVIDA JMB PARTNERS L P
filed 2002-04-01
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the Fiscal Year
Ended December 31, 2001                Commission file no. 0-16976


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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K   [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Portions of the Prospectus of the registrant dated September 16, 1987 and filed with the Commission pursuant to Rules 424(b) and 424(c) under the Securities Act of 1933 are incorporated by reference in Part III of this Annual Report on Form 10-K.

                               TABLE OF CONTENTS


                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   5

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   6

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . .   8


PART II

Item 5.      Market for the Partnership's Limited
             Partnership Interests and
             Related Security Holder Matters. . . . . . .   9

Item 6.      Selected Financial Data. . . . . . . . . . .  10

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .  12

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .  21

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  22

Item 9.      Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  52


PART III

Item 10.     Director and Executive Officers of
             the Registrant . . . . . . . . . . . . . . .  52

Item 11.     Executive Compensation . . . . . . . . . . .  54

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  56

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  57


PART IV

Item 14.     Exhibits, Financial Statement
             Schedules, and Reports on Form 8-K . . . . .  58


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  61

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

     Pursuant to the Partnership Agreement, the Partnership may continue in existence until December 31, 2087; however, the General Partner was to elect to pursue one of the following courses of action on or before October 31, 1997: (i) to cause the Interests to be listed on a national exchange or to be reported by the National Association of Securities Dealers Automated Quotation System; (ii) to purchase, or cause JMB Realty Corporation or its affiliates to purchase, all of the Interests at their then appraised fair market value (as determined by an independent nationally recognized investment banking firm or real estate advisory company); or (iii) to commence a liquidation phase in which all of the Partnership's remaining assets will be sold or disposed of by the end of the fifteenth year from the termination of the offering. On October 23, 1997, the Board of Directors of the General Partner met and approved a resolution selecting the option to commence an orderly liquidation of the Partnership's remaining assets that is to be completed by October 2002. However, there is no assurance that all of the remaining assets of the Partnership can or will be sold or disposed of by October 2002.

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

       Within the Communities, the Partnership has constructed, or caused to be constructed, a variety of products, including single-family homes, townhouses and condominiums to be developed for sale, as well as related commercial and recreational facilities. The Communities were located primarily throughout the state of Florida, with Communities also located near Atlanta, Georgia and Highlands, North Carolina. Additional undeveloped properties owned by the Partnership in or near its Communities have been or are being developed as retail and/or office properties. The Partnership has also owned or managed certain club and recreational facilities within certain of its Communities. Certain assets located in Florida were acquired by the Partnership by purchasing a 99.9% interest in a joint venture partnership in which the General Partner acquired the remaining joint venture partnership interest. In addition, other assets are or were owned by various partnerships, the interests of which have been held by certain indirect subsidiaries of the Partnership and by the Partnership. The Partnership has also sold individual residential lots and parcels of partially developed and undeveloped land. The third-party builders and developers to whom the Partnership has sold homesites and land parcels were generally smaller local builders who required project specific financing for their developments and whose operations were more susceptible to fluctuations in the availability and terms of financing.

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

     The Partnership's Communities, other than Weston, have completed construction. The Partnership's Weston Community, located in Broward County and the Partnership's largest community, is in its final stage, with estimated remaining build-out ranging from six to ten months. Notwithstanding the estimated duration of the remaining build-out, the Partnership is currently seeking to complete an orderly liquidation of its remaining assets by October 2002, with winding up and final distribution of any residual funds in 2004. However, there is no assurance that the orderly liquidation and/or the winding up and final distribution of any residual funds will occur within those time frames.

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

The process may also require committing land for public use and payment of substantial impact fees. In addition, state laws generally have provided further that a parcel of land cannot be subdivided into distinct segments without having a plat filed and finalized with the local or municipal authority, which, in general, has required the approval of various local agencies, such as environmental and public works departments. In addition, the Partnership has been required to secure the actual permits for development from applicable Federal (e.g., the Army Corps of Engineers and/or the Environmental Protection Agency with respect to coastal and wetlands developments, including dredging of waterways) and state or local agencies, including construction, dredging, grading, tree removal and water management and drainage district permits. The Partnership may, in the process of obtaining such permits or approvals for platting or construction activities, incur delays or additional expenses; however, such permits and approvals have been customarily obtained in conjunction with the development process. Failure to obtain or maintain necessary approvals, or rejection of submitted plans, would result in an inability to develop the Community as originally planned and would cause the Partnership to reformulate development plans for resubmission, which might result in a failure to increase, or a loss of, market value of the property or delays in developing the property. The foregoing discussion and the discussion which follows also have been generally applicable to the Partnership's commercial and industrial developments.

     Upon receipt of all approvals and permits required to be obtained by the Partnership for a specific Community, other than actual approvals or permits for final platting and/or construction activities, the Partnership has applied for the permits and other approvals necessary to undertake the construction of infrastructure, including roads, water and sewer lines and amenities such as lakes, clubhouses, golf courses, tennis courts and swimming pools. These expenditures for infrastructure and amenities have been generally significant and were usually required early in the development of a Community project, although the Partnership has attempted, to the extent feasible, to develop Communities in a phased manner. See
Note 10 for further discussion regarding Tax Increment Financing Entities and their involvement with infrastructure improvements.

     Certain of the Florida Communities have applied for and have been designated as Planned Unit Development ("PUD") by the local zoning authority (usually the governing body of the municipality or the county in which the Community is located). Designation as a PUD generally establishes permitted densities (i.e., the number of residential units which may be constructed) with respect to the land covered thereby and, upon receipt, enables the developer to proceed in an orderly, planned fashion. Generally, such PUD approvals permit flexibility between single-unit and multi-unit products since the developer can plan Communities in either fashion as long as permitted densities are not exceeded. As a consequence, developments with PUD status are able to meet changing demand patterns in housing through such flexibility. It should be noted that some of the Communities, while not having received PUD approval, have obtained the necessary zoning approvals to create a planned community development with many of the benefits of PUD approval such as density shifting.

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

     In the opinion of the General Partner of the Partnership, all of the investment properties held at December 31, 2001 are adequately insured.

     The Partnership currently owns no patents, trademarks, licenses or franchises other than those trademarks and tradenames in respect of the names of certain of its Communities. The Arvida name and the service marks with respect to the Arvida name were owned by Arvida, subject to the Partnership's non-exclusive right to use the Arvida name and service marks under a license agreement with Arvida (and subject to the non-exclusive rights of certain third parties to the use of the name). As previously discussed, St. Joe/Arvida acquired the major assets of Arvida, including the Arvida name and service marks with respect to the Arvida name. In connection with the acquisition of Arvida's assets, St. Joe/Arvida was assigned Arvida's rights and obligations under the license agreement with the Partnership.

     The Partnership has approximately 500 employees.

     The terms of transactions between the Partnership and the General Partner and its affiliates are set forth in Items 10, 11, 12 and 13 filed with this annual report to which reference is hereby made for a description of such terms and transactions.


ITEM 2.  PROPERTIES

     The principal assets developed or managed by the Partnership, currently or during the past several years, are described below. The acreage amounts set forth herein are approximations of the gross acreage of the Communities or other properties referred to or described and are not necessarily indicative of the net developable acreage currently owned by the Partnership or its joint ventures. The Partnership's Shoppes of Town Center in the Weston Community, a mixed use office retail plaza consisting of approximately 158,000 net leasable square feet, is subject to a mortgage to secure the repayment of the Partnership's indebtedness as discussed in detail in Note 7.

     (a)  Palm Beach County, Florida

     The Partnership owned property in Broken Sound, a 970-acre Community located in Boca Raton. The Community offered a wide range of residential products built by the Partnership or third-party builders, all of which were sold and closed as of December 31, 1995.

     (b)  Broward County, Florida

     The Partnership owns property in Weston, a 7,500-acre Community which is in its final-stage of development. The Community offers a complete range of housing products built by the Partnership or third-party builders, as well as tennis, swim and fitness facilities and two-18 hole golf courses. In addition, the Partnership owns commercial land, portions of which are currently under development, located in the Weston Community. Reference is made to Note 10 for a discussion of the Partnership's use of certain tax-exempt financing in connection with the development of the Weston Community.

     (c)  Sarasota / Tampa, Florida

     The Partnership owned property known as Arvida's Grand Bay on Longboat Key, which is a barrier island on Florida's west coast, approximately four miles from downtown Sarasota and seven miles from Sarasota/Bradenton airport. The property consists of six condominium buildings, all of which were sold and closed by January 2000. The Partnership also owned property in a Community in the Tampa area known as River Hills Country Club. All of the units were sold and closed as of December 31, 2001.

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

     (e)  Atlanta, Georgia

     The Partnership owned property in the Atlanta, Georgia area known as Water's Edge. Reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Partnership's sale of the remaining lot inventory in Water's Edge during 2000. The Partnership also owned property in the Atlanta area known as Dockside. All of the units in the Dockside Community were sold and closed as of December 31, 1996.

     (f) Highlands, North Carolina

     The Partnership owned a 600-acre Community near Highlands, North Carolina known as The Cullasaja Club. The Partnership sold and closed on all of the remaining lots at The Cullasaja Club, as well as its remaining equity memberships in the Cullasaja Club during 2000. Reference is made to
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion regarding the sale of the remaining lots and equity memberships at Cullasaja Club.

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

     Several of these lawsuits alleged that the Partnership was liable, among other reasons, as a result of its own alleged acts of misconduct or as a result of the Partnership's alleged assumption of Arvida Corporation's liabilities in connection with the Partnership's purchase of Arvida Corporation's assets from The Walt Disney Company ("Disney") in 1987, which included certain assets related to the Country Walk development. Pursuant to the agreement to purchase such assets, the Partnership obtained indemnification by Disney for certain liabilities relating to facts or circumstances arising or occurring prior to the closing of the Partnership's purchase of the assets. Over 80% of the Arvida-built homes in Country Walk were built prior to the Partnership's ownership of the Community. The Partnership tendered these lawsuits to its various insurance carriers for defense and coverage. Where appropriate, the Partnership also tendered these lawsuits to Disney for defense and indemnification in whole or in part pursuant to the Partnership's indemnification rights. The Partnership is unable to determine at this time to what extent damages in these lawsuits, if any, against the Partnership, as well as the Partnership's cost of investigating and defending the lawsuits, will ultimately be recoverable by the Partnership either pursuant to its rights of indemnification by Disney or under contracts of insurance.

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

     The Partnership has been named a defendant in a purported class action entitled Lakes of the Meadow Village Homes, Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight and Nine Maintenance Associates, Inc.,
v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. The original complaint was filed on or about November 27, 1995 and an amended complaint, which purports to be a class action, was filed on or about February 28, 1997. In the case, plaintiffs seek damages, attorneys' fees and costs on behalf of the 460 building units they allegedly represent for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs allege that Walt Disney World Company is responsible for liabilities that may arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership is potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs allege breach of building codes and breach of implied warranties. In addition, plaintiffs seek rescission and cancellation of various general releases obtained by the Partnership in the course of the turnover of the community to the residents. Previously, the trial court had granted the Partnership summary judgment against the plaintiffs' claims, based on the releases obtained by the Partnership. The ruling was reversed on appeal, the appellate court finding that there were issues of material fact, which precluded the entry of judgment for the Partnership, and the case was remanded to the trial court for further proceedings. On or about April 9, 1999, plaintiffs supplied a budget estimate for repairs of the alleged defects and damages based on a limited survey of nine buildings, only, out of a total of 115 buildings. Based on this limited survey and assuming that the same alleged defects and damages show up with the same frequency in the entire 460 buildings, plaintiffs estimate the total repairs to cost approximately $7.0 million. Plaintiffs have indicated that they may seek to hold the Partnership responsible for the entire amount of alleged damages owing. The Partnership has tendered this matter to Disney pursuant to the Partnership's indemnification rights and has filed a third-party complaint against it pursuant to the Partnership's rights of contractual indemnity. The Partnership has also answered the amended complaint and has filed a cross-claim against Disney's affiliate, Walt Disney World Company, for common law indemnity and contribution. Discovery in this litigation is proceeding.

     In a matter related to the Lakes of the Meadow development, the Miami-Dade County Building Department ("Building Department") retained the services of an engineering firm, All State Engineering, to inspect the condominiums that are the subject of the lawsuit. On February 27, 2002, the Building Department apparently advised condominium owners throughout the development that it found serious life-safety building code violations in the original construction of the structures and issued notices of violation under the South Florida Building Code. The condominium owners were further advised that the notices of violation would require affirmative action on their part to respond to the notices through administrative proceedings and/or by addressing the alleged deficiencies.

     The Partnership has not examined all of the buildings nor fully assessed the alleged merits of the plaintiffs' report based on the limited survey of nine buildings nor the findings of the Building Department. The Partnership is currently being defended by counsel for one of its insurance carriers. The Partnership has settled the claims brought in connection with Lakes of the Meadows Village Homes Condominium No. 8 Maintenance Association, Inc. for a payment of $155,000 funded by one of the Partnership's insurance carriers. A representative of the Partnership may meet with a representative of Condominium No. 8 Maintenance Association, Inc. to discuss issues raised by the Building Department's findings for that Association's condominium units. A further mediation of this matter is scheduled for May 29, 2002. In the event that the matter is not concluded before trial by mediation or otherwise, the Partnership intends to vigorously defend itself against the remaining claims made by the other condominium associations by, among other things, pursuing its defenses of releases.

     Other than as described above, the Partnership is not subject to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 2000 and 2001.

                                PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS
              AND RELATED SECURITY HOLDER MATTERS


     As of December 31, 2001, there were 16,399 record Holders of the 404,000 Interests outstanding in the Partnership. There is no public market for Interests, and it is not anticipated that a public market for Interests will develop. Upon request, the General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. However, there are restrictions governing the transferability of these Interests as described in "Transferability of Partnership Interests" on pages A-31 to A-33 of the Partnership Agreement and limitations on the rights of assignees of Holders of Interests as described in Sections 3 and 4 of the Assignment Agreement, which are hereby incorporated by reference to Exhibit 99.1 to this report.

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

     Reference is made to Item 6. Selected Financial Data for a discussion of cash distributions made to the Holders of Interests. For a description of the provisions of the Partnership Agreement relating to cash distributions, see Note 12.

     Reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of unsolicited tender offers from unaffiliated third parties.

ITEM 6.  SELECTED FINANCIAL DATA

                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                DECEMBER 31, 2001, 2000, 1999, 1998 AND 1997

                      (NOT COVERED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT'S REPORT)


                               2001          2000          1999          1998          1997
                           ------------   -----------   -----------   -----------   -----------

Total revenues. . . . . .  $454,473,852   394,311,794   373,650,257   351,125,675   355,904,056
                           ============   ===========   ===========   ===========   ===========

Net operating income. . .  $ 98,522,281    61,178,599    71,663,297    64,437,327    47,146,182
                           ============   ===========   ===========   ===========   ===========
Extraordinary item:
 Gain on extinguishment
   of debt. . . . . . . .  $      --        6,205,044         --            --            --
                           ============   ===========   ===========   ===========   ===========
Equity in earnings
 (losses) of uncon-
 solidated ventures . . .  $    317,607       275,580     1,083,804       335,893       211,217
                           ============   ===========   ===========   ===========   ===========
Net income. . . . . . . .  $101,489,429    70,031,711    73,998,442    65,862,245    46,558,308
                           ============   ===========   ===========   ===========   ===========
Net income per Interest
 (a). . . . . . . . . . .  $     217.86        142.13        147.73        148.02        105.30
                           ============   ===========   ===========   ===========   ===========
Total assets (b). . . . .  $272,939,543   276,955,390   310,502,805   316,367,480   326,622,856
                           ============   ===========   ===========   ===========   ===========
Total liabilities (b) . .  $ 62,289,031    77,988,040   101,395,480   106,596,954   129,384,146
                           ============   ===========   ===========   ===========   ===========
Cash distributions per
 Interest (c) . . . . . .  $     200.06        144.76        175.08        125.06        235.04
                           ============   ===========   ===========   ===========   ===========

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

    (c) Cash distributions from the Partnership are generally not equivalent to Partnership income as determined for Federal income tax purposes or as determined under generally accepted accounting principles. Cash distributions to the Holders of Interests reflect distributions paid during the calendar year, a portion of which represents a return of capital for Federal income tax purposes. During January 2002, the Partnership made a distribution for 2001 (not reflected in the above table) of $80,800,000 to its Holders of Interests ($200.00 per Interest). During January 2001, the Partnership made a distribution for 2000 of $40,400,000 to its Holders of Interests ($100.00 per Interest). During July 2001, the Partnership made a distribution of $40,400,000 to its Holders of Interests ($100.00 per Interest). In addition, during 2001, distributions totaling $22,901 (approximately $.06 per Interest) were deemed to be paid to the Holders of Interests, all of which was remitted to North Carolina tax authorities on their behalf for the 2000 non-resident withholding tax. During February 2000, the Partnership made a distribution for 1999 of $48,361,056 to its Holders of Interests ($119.71 per Interest). During August 2000, the Partnership made a distribution of $10,100,000 to its Holders of Interests ($25.00 per Interest). In addition, during 2000, distributions totaling $18,864 (approximately $.05 per Interest) were deemed to be paid to the Holders of Interest, all of which was remitted to North Carolina tax authorities on their behalf for the 1999 non-resident withholding tax. During March 1999, the Partnership made a distribution for 1998 of $58,580,000 to its Holders of Interests ($145.00 per Interest). During August 1999, the Partnership made a distribution of $12,120,000 to its Holders of Interests ($30.00 per Interest). In addition, during 1999, distributions totaling $30,645 (approximately $.08 per Interest) were deemed to be paid to the Holders of Interests, all of which was remitted to North Carolina tax authorities on their behalf for the 1998 non-resident withholding tax. During February 1998, the Partnership made a distribution for 1997 of $30,300,000 to its Holders of Interests ($75.00 per Interest). During September 1998, the Partnership made a distribution of $20,200,000 to its Holders of Interests ($50.00 per Interest).
         In addition, during 1998, distributions totaling $22,705 (approximately $.06 per Interest) were deemed to be paid to the Holders of Interests, all of which was remitted to North Carolina tax authorities on their behalf for the 1997 non-resident withholding tax. During February 1997, the Partnership made a distribution for 1996 of $24,240,000 to its Holders of Interests ($60.00 per Interest). During August 1997, the Partnership made a distribution of $70,700,000 to its Holders of Interests ($175.00 per Interest). In addition, during 1997 distributions totaling $15,457 (approximately $.04 per Interest) were deemed to be paid to the Holders of Interests, $15,372 of which was remitted to North Carolina tax authorities on their behalf for the 1996 non-resident withholding tax.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Pursuant to Section 5.5J of the Partnership Agreement, on October 23, 1997, the Board of Directors of the General Partner met and approved a resolution selecting the option set forth in Section 5.5J(i)(c) of the Partnership Agreement for the Partnership to commence an orderly liquidation of its remaining assets that is to be completed by October 2002. However, there is no assurance that all of the remaining assets of the Partnership can or will be sold or disposed of by October 2002. Among the important factors involved in liquidating the Partnership's assets are the retention of an adequate workforce, maintaining existing relationships with vendors and tradesmen through completion of construction and the marketing and sale of the Weston Hills Country Club and The Shoppes of Town Center in Weston. Among other things, financing for prospective purchasers of recreational properties such as the Weston Hills Country Club and commercial properties such as The Shoppes of Town Center in Weston generally may be more difficult to obtain as a result of the events of September 11, 2001 and continued weakness in the domestic economy.

     At December 31, 2001 and 2000, the Partnership had unrestricted cash and cash equivalents of approximately $124,357,000 and $68,979,000, respectively. At February 28, 2002, the Partnership had unrestricted cash and cash equivalents of approximately $55,920,000. Cash and cash equivalents were available for future debt service, working capital requirements and distributions to partners and Holders of Interests. The source of both short-term and long-term future liquidity is expected to be derived primarily from the sale of housing units and land parcels, and, to a limited extent, through certain project financing as discussed below.

     The Partnership was able to generate significant cash flow before debt service during each of the five years in the period ended December 31, 2001. The Partnership utilized this cash flow to pay off its term loan, make distributions to its partners and Holders of Interests, and maintain certain cash reserves. During January 2002, the Partnership made a distribution for 2001 of $80,800,000 to its Holders of Interest ($200.00 per Interest) and $8,977,778 to its General Partner and Associate Limited Partners, collectively. During July 2001, the Partnership made a distribution of $40,400,000 to its Holders of Interests ($100.00 per Interest) and $4,488,889 to its General Partner and Associate Limited Partners, collectively. During January 2001, the Partnership made a distribution for 2000 of $40,400,000 to its Holders of Interests ($100.00 per Interest) and $4,488,889 to its General Partner and Associate Limited Partners, collectively. In addition, during 2001, distributions totaling $22,901 (approximately $.06 per Interest) were deemed to be paid to the Holders of Interest, all of which was remitted to North Carolina tax authorities on their behalf for the 2000 non-resident withholding tax. The General Partner and Associate Limited Partners, collectively, were entitled to a distribution of $2,545 on their behalf for the 2000 North Carolina non-resident withholding tax. During August 2000, the Partnership made a distribution of $10,100,000 to its Holders of Interests ($25.00 per Interest) and $8,029,766 to its General Partners and Associate Limited Partners, collectively. During February 2000, the Partnership made a distribution for 1999 of $48,361,056 to its Holders of Interests ($119.71 per Interest) and $13,638,944 to its General Partner and Associate Limited Partners, collectively. In addition, during 2000, distributions totaling $18,864 (approximately $.05 per Interest) were deemed to be paid to the Holders of Interest, all of which was remitted to North Carolina tax authorities on their behalf for the 1999 non-resident withholding tax, and a distribution of approximately $23,100 was also paid or deemed to be paid to the General Partner and Associate Limited Partners collectively. During August 1999, the Partnership made a distribution of $12,120,000 to its Holders of Interests ($30.00 per Interest) and $673,326 to its General Partner and Associate Limited Partners, collectively. During March 1999, the Partnership made a distribution for 1998 of $58,580,000 to its Holders of Interests ($145.00 per Interest) and $3,254,407 to its General Partner and Associate Limited Partners, collectively. In addition, during 1999, distributions totaling $30,645 (approximately $.08 per Interest) were deemed to be paid to the Holders of Interests, all of which was remitted to North Carolina tax authorities on their behalf for the 1998 non-resident withholding tax. Distributions totaling $3,265 were also deemed to be paid during 1999 to the General Partner and Associate Limited Partners, collectively, all of which was also remitted to the North Carolina tax authorities on their behalf. During September 1998, the Partnership made a distribution of $20,200,000 to its Holders of Interest ($50.00 per Interest) and $1,122,209 to its General Partner and Associate Limited Partners, collectively. During February 1998, the Partnership made a distribution for 1997 of $30,300,000 to its Holders of Interests ($75.00 per Interest) and $1,683,314 to the General Partner and Associate Limited Partners, collectively. In addition, during 1998, distributions totaling $22,705 (approximately $.06 per Interest) were deemed to be paid to the Holders of Interests, all of which was remitted to North Carolina tax authorities on their behalf for the 1997 non-resident withholding tax. Distributions totaling $2,201 were also deemed to be paid during 1998 to the General Partner and Associate Limited Partners, collectively, all of which was also remitted to the North Carolina tax authorities on their behalf. During February 1997, the Partnership made a distribution for 1996 of $24,240,000 to its Holders of Interests ($60.00 per Interest) and $1,346,651 to the General Partner and Associate Limited Partners, collectively. During August 1997, the Partnership made a distribution of $70,700,000 to its Holders of Interests ($175.00 per Interest) and $2,668,455 to the General Partner and Associate Limited Partners, collectively. In connection with the settlement of certain litigation, the General Partner and Associate Limited Partners also deferred approximately $1,259,000 of their share of the August 1997 distribution which was otherwise distributable to them. In addition, during 1997 distributions totaling $15,457 (approximately $.04 per Interest) were deemed to be paid to the Holders of Interests, $15,372 of which was remitted to North Carolina tax authorities on their behalf for the 1996 non-resident withholding tax. Distributions totalling $860 were also paid or deemed to be paid during 1997 on behalf of the General Partner and Associate Limited Partners, collectively, a portion of which was also remitted to the North Carolina tax authorities on their behalf.

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

     On July 31, 1997, the Partnership obtained a new credit facility from certain banks, with Barnett Bank, N.A. ("Barnett") being the primary agent on the facility. The credit facility consisted of a $75 million term loan, a $20 million revolving line of credit and a $5 million letter of credit facility, all of which matured on July 31, 2001. During 1999 and 2000, the Partnership made aggregate payments of $14,166,667 and $27,500,000, respectively, on the term loan and letter of credit facility. The term loan, which was paid off in December 2000, and the letter of credit facility were not extended. Prior to September 1, 1998, interest on the facility was based, at the Partnership's option, on the relevant LIBOR plus 2.25% per annum or Barnett's prime rate. Loan origination fees totaling 1% of the total facility were paid by the Partnership upon the closing of the loan. Such fees were capitalized and were amortized to interest expense over the life of the loan. In exchange for a $7.25 million prepayment by the Partnership on the term loan in August 1998, the interest rate on the term loan was reduced so that it was based, at the Partnership's option, at the relevant LIBOR plus 1.75% per annum or the lender's prime rate. Also at that time, First Union National Bank ("First Union") acquired Barnett's interest in the credit facility. Amounts outstanding under the term loan, revolving line of credit and letter of credit facility were secured by recorded mortgages on the real property of the Partnership (including certain of its consolidated ventures) and pledges of certain other assets. The credit facility also required that certain financial covenants such as loan-to-value, net worth and debt ratios be maintained throughout the loan term. All of the loans under the facility were cross-collateralized and cross-defaulted.

     The Partnership originally had interest rate swap agreements with respect to $50 million of the term loan. The interest rate swap agreements fixed the interest rates under the term loan and were amortized in conjunction with the scheduled loan repayments. These agreements expired on July 31, 2001. The Partnership has approximately $3.2 million of letters of credit outstanding at December 31, 2001, of which $2.3 million is cash collateralized. For the three years in the period ended December 31, 2001, the combined effective interest rate for the Partnership's credit facilities, including the amortization of loan origination fees, and the effect of the interest rate swap agreements was approximately 9.5% per annum, 9.8% per annum and 9.5% per annum, respectively.

     In September 2001, the Partnership recorded an asset impairment of $2.5 million to the carrying value of the Weston Athletic Club (the "Club"). The loss was recorded based upon the difference between the carrying value of the Club and its fair value less costs to sell as determined by an agreement to purchase signed by the Partnership and an unaffiliated third party purchaser during September 2001. During October 2001, the Partnership closed on the sale of the Club to an unaffiliated third party for a total sale price of $4.25 million.

     In May 2000, the Partnership closed on a $20 million loan with First Union for the development and construction of The Shoppes of Town Center in Weston, a mixed use retail/office plaza consisting of approximately 158,000 net leasable square feet. The loan was made to an indirect, majority-owned subsidiary of the Partnership, and the Partnership has guaranteed the obligations of the borrower, subject to a reduction in the guarantee upon the satisfaction of certain conditions. At December 31, 2001, the balance outstanding on the loan was approximately $13,775,600. Interest on the loan (as modified effective May 31, 2001 and further modified effective
December 31, 2001) is payable based on the relevant LIBOR rate plus 1.8% during the first twenty-five months of the loan. Thereafter, subject to the satisfaction of certain conditions, including among other things, the lien-free completion of construction of the retail/office plaza by July 1, 2002, the maturity date for the loan would be extended for eleven months and monthly payments of principal and interest would be due based upon a 25 year loan amortization schedule and an assumed interest rate based on the ten-year treasury bond rate plus 2.5% per annum. Construction of The Shoppes at Town Center commenced in March 2000, and was substantially complete at December 31, 2001. Effective December 31, 2001, the Partnership was granted an extension from January 2, 2002, to July 1, 2002, in order to satisfy certain conditions, including the lien-free completion of construction of the retail/office plaza, and obtain an extension of the outside maturity date of the loan to May 31, 2002. The extension is incorporated in the terms of the loan noted above. The loan may be prepaid in whole or in part anytime, provided that the borrower pays any costs or expenses of the lender incurred as a result of the prepayment on a date other than the last day of a LIBOR interest period. In the event that the requisite conditions to obtain the extension of the outside maturity date are not satisfied prior to July 1, 2002, the Partnership may seek to extend the loan or may pay off the outstanding balance from its available cash. Currently the fully constructed portion of the property is approximately 99% leased.

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

The Partnership recorded a $1.0 million write-down of its related inventory as of December 31, 1999 to reduce the carrying value of Water's Edge to its estimated fair value less selling costs at that date. Accordingly, these transactions resulted in no gain or loss for financial reporting purposes in 2000 and an approximate $3.2 million loss for Federal income tax reporting purposes in 2000.

     In March 2000, the Partnership closed on the sale of the remaining lots at its Cullasaja Club Community, as well as its remaining equity memberships in the Cullasaja Club, to the Cullasaja Club, Inc. and Cullasaja Realty Development, Inc., for a total sales price of approximately $3.0 million. In addition, indebtedness owed to unaffiliated third party lenders, as well as related accrued interest, was extinguished in conjunction with this sale, as the payment of principal and interest was contingent upon net cash flows generated from the Cullasaja Community.
Such cash flows were not achieved, and as a result, the Partnership recorded an extraordinary gain related to the extinguishment of debt and accrued interest of approximately $6.2 million, as reflected on the accompanying consolidated statement of operations for the year ended December 31, 2000. The sale of the lot inventory and equity memberships resulted in a gain for financial reporting purposes and a loss for Federal income tax reporting purposes.

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

     Except for the bulk sale of the remaining lot inventory at the Water's Edge Community, which is reflected in homesite revenue and cost of revenues, all of the above mentioned sales are reflected in Land and property revenues and cost of revenues on the accompanying consolidated statements of operations for the years ended December 31, 1999, 2000 and 2001. Reference is made to Results of Operations below for a further discussion of land and property transactions.

     During February and March 2001, unsolicited tender offers for Interests were made by (i) Smithtown Bay, LLC ("Smithtown") to purchase up to 5,300 (approximately 1.3%) of the Interests for $350 per Interest; (ii) CMG Partners, LLC ("CMG") to purchase up to 4.9% (approximately 19,800) of the Interests for $230 per Interest; (iii) Peachtree Partners ("Peachtree") to purchase up to 4.9% of the Interests for $225 per Interest; and (iv) First Commercial Guaranty ("FCG") to purchase up to 14,667 (approximately 3.6%) of the Interests for $200 per Interest. The General Partner, on behalf of the Partnership, determined that each of the CMG offer, the Peachtree offer and the FCG offer was inadequate and not in the best interests of the Holders of Interests. Accordingly, the General Partner recommended that Holders of Interests reject each such offer and not tender their Interests pursuant to such offer. In addition, with respect to Holders of Interests who had a current need or desire for liquidity and who did not expect to retain their Interests through an orderly liquidation of the Partnership, the General Partner recommended that such Holders of Interests accept the Smithtown offer and tender their Interests to Smithtown. With respect to all other Holders of Interests, the General Partner expressed no opinion and remained neutral in regard to the Smithtown offer.

     At various times during 2001, CMG amended its offer to increase the purchase price to be paid for Interests and to extend the time period for the offer. In each case, the General Partner, on behalf of the Partnership, determined that the CMG offer, as amended, was inadequate and not in the best interests of the Holders of Interests. Accordingly, the General Partner recommended that Holders of Interests reject each such amended offer and not tender their Interests to CMG.

     In February 2002, unsolicited tender offers for Interests were made by
(1) FCG to purchase up to 14,682 (approximately 3.67%) of the Interests for $150 per Interest, and (2) CMG to purchase up to 4.9% of the Interests for $200 per Interest. The General Partner, on behalf of the Partnership, has determined that each of the FCG offer and the CMG offer is inadequate and not in the best interests of the Holders of Interests. Accordingly, the General Partner has recommended that Holders of Interest reject each such offer and not tender their Interests pursuant to either offer. The FCG offer and the CMG offer are scheduled to expire in March and May 2002, respectively.

RESULTS OF OPERATIONS

     The results of operations for the years ended December 31, 2001, 2000 and 1999 are primarily attributable to the development and sale or operation of the Partnership's assets. See Note 1 for a discussion regarding the recognition of profit from sales of real estate.

     For the year ended December 31, 2001, the Partnership (including its consolidated ventures and its unconsolidated ventures accounted for under the equity method) closed on the sale of 1,356 housing units, seven homesites, five commercial office building units, two one-story commercial office buildings, a commercial and residential parcel in the Weston Community, a land parcel in Dade County, and the Weston Athletic Club.
This compares with closings in 2000 of 1,555 housing units, 97 homesites, five commercial office buildings in Weston Town Center, several one-story commercial office buildings in Weston, approximately five acres of developed land tracts in Weston, the remaining lots and equity memberships at the Cullasaja Club Community, a commercial office building in Boca Raton, Florida, the sales office and a commercial parcel in its River Hills

Community, and the bulk sale of 103 developed and undeveloped lots and the sales center at its Water's Edge Community. Closings in 1999 were for 1,348 housing units, 122 homesites, approximately 22 acres of developed and undeveloped residential or commercial/industrial land tracts in Weston, as well as the sale of the Partnership's resale brokerage operations in Weston, Sawgrass and Boca Raton, Florida, the sale of several one story commercial office buildings in Weston, the sale of the country club in the River Hills Community, and the Partnership's 50% interest in the Arvida Corporate Park Associates Joint Venture. Outstanding contracts ("backlog"), as of December 31, 2001 were for 751 housing units and no homesites. This compares with a backlog as of December 31, 2000 of 1,063 housing units, seven homesites and approximately two acres of developed and undeveloped land tracts. The backlog as of December 31, 1999 was for 850 housing units, 30 homesites and approximately two acres of developed and undeveloped land tracts.

     The Partnership's Communities, other than Weston, have completed construction. The Partnership's Weston Community is in its final stage, with estimated remaining build-out ranging from six to ten months. Notwithstanding the estimated duration of the remaining build-out, the Partnership is currently seeking to complete an orderly liquidation of its remaining assets by October 2002 with a winding up and final distribution of any residual funds in 2004. However, there is no assurance that the orderly liquidation and/or the winding up and final distribution of any residual funds will occur within these time frames. The Weston Community, located in Broward County, Florida, is the Partnership's largest Community and is in its final-stage of development. As discussed above, in 2000, the remaining lots and equity club memberships at the Cullasaja Club were sold and the Partnership closed the sale of the remaining lots and the sales center at the Water's Edge Community. The Partnership's condominium project on Longboat Key, Florida, known as Arvida's Grand Bay was completed in 1999, and all units were sold and closed by January 2000. All of the units in The River Hills Community were sold and closed by July 2001. The Jacksonville Golf & Country Club Community is nearing sell-out with only builder units remain to be sold at December 31, 2001. All of the remaining units in the Partnership's Sawgrass Country Club, The Players Club at Sawgrass and Dockside Communities in Jacksonville, Florida and Atlanta, Georgia were sold and closed as of December 31, 1996. In addition, the Broken Sound Community, located in Boca Raton, Florida, had its final closings in 1995, and during 2000, the Partnership assigned all of its remaining equity interests in the Broken Sound Club back to the club and terminated its interest in this project in connection with the settlement of certain litigation. Future revenues will be impacted to the extent there are lower levels of inventories available for sale as the Partnership's remaining Weston Community completes its final phase.

     Revenues from housing and homesite activities generally are recognized upon the closing of homes built by the Partnership and developed lots, respectively, within the Partnership's Communities. Historically, a substantial portion of the Partnership's housing revenues during the first six months of a given year are generated from the closing of units contracted in the prior year. Land and property revenues are generated from the closing of developed and undeveloped residential and/or commercial land tracts, the sale of operating properties, as well as gross revenues earned from the sale of equity memberships in the clubs within the Partnership's Communities.

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

     Housing revenues and gross operating profit margins from housing operations increased for 2001 as compared to 2000 and 1999 due to a change in the mix of products sold and an increase in the average prices of units closed in the Partnership's Weston Community. If current sales trends continue, the Partnership expects an increase in the average price of units closed with a corresponding increase in the gross operating profit margin for housing operations through the close-out of the Weston Community. Revenues generated from the closings of units in Weston account for approximately 99%, 96% and 79% of the housing revenues recognized for the years ended December 31, 2001, 2000 and 1999, respectively. Housing revenues increased for 2000 as compared to 1999 due primarily to an increase in the number of units closed.

     Homesite revenue decreased for 2001 as compared to 2000 and 1999 due to the close out in 2001 of the remaining lot inventory in the Partnership's Communities. The Partnership's plan for the Weston Community included an increase in its home building operations, which resulted in a reduced number of lots available for sale to third-party builders. As of December 31, 1999, the Partnership had no remaining lot inventory to be sold in Weston. The sale of the remaining homesites in 1999 in the Weston Community contributed to the higher gross operating profit on homesites, and is the primary cause for higher homesite gross operating profit margins in 1999 as compared to 2000 and 2001. In March 2000, the Partnership entered into a contract with an unaffiliated third party builder for the bulk sale of the remaining lot inventory, consisting of approximately 103 developed and undeveloped lots, and the sales center at its Water's Edge Community, for a sale price of approximately $3.2 million. The contract provided for the lots to be sold in three phases. The closing of the first phase of 29 lots was completed in March 2000 for approximately $0.7 million. The closing of the second phase of 51 lots and the sales center was completed in September 2000 for approximately $1.6 million. The closing of the final phase of 23 lots was completed in December 2000 for approximately $0.9 million. Revenues generated from the closing of these phases, as well as an increase in the number of lots closed in the River Hills Community, partially offset the decrease in homesite revenues in 2000 as compared to 1999. Despite an increase in the number of lots closed for the year ended December 31, 2000 as compared to 1999, homesite revenues decreased due to less expensive lots closing in 2000.

     Land and property revenues for 2001 were generated primarily from the sale of five commercial office building units, two one-story commercial office buildings, a commercial and residential parcel in the Weston Community, a land parcel in Dade County, the sale of the Weston Athletic Club and the recognition of profits from land sales closed in prior years which had been deferred until the accounting criteria for profit recognition had been met. Land and property revenues for 2000 were generated primarily from the sale of five commercial office buildings in Weston Town Center, several one-story commercial office buildings in Weston, approximately five acres of developed land tracts in Weston, the remaining lots and equity memberships at the Cullasaja Club Community, a commercial office building in Boca Raton, Florida, and the sales office and a commercial parcel in the Partnership's River Hills Community. Land and property revenues for 1999 were generated primarily from the sale of the Partnership's country club in River Hills, its 50% interest in the Arvida Corporate Park Joint Venture to its venture partner, several one-story commercial office buildings in Weston, the Partnership's resale brokerage operations in Weston, Sawgrass and Boca Raton, Florida to an affiliate of The St. Joe Company, and approximately 22 acres of developed and undeveloped residential or commercial/industrial land tracts in Weston.

     Operating properties represents activity from the Partnership's club operations, commercial properties and certain other operating assets. Revenues from operating properties during the year ended December 31, 2001 were generated primarily from club operations at Weston and rental operations from the Weston Town Center. Revenues from Weston Town Center and increased membership fees and dues at the Weston Hills Country Club offset the loss of revenue resulting from the sale of the Weston Athletic Club in October 2001.

     Brokerage and other operations represents activity from the sale of unaffiliated third-party builders' homes within the Partnership's communities, fees earned from the Partnership's mortgage brokerage operations, proceeds from the Partnership's property management activities, and fees earned from various management agreements with joint ventures. Revenues from brokerage and other operations decreased in 2001 as compared to 2000 and in 2000 as compared to 1999 due primarily to a decrease in brokerage commissions earned in Weston resulting from a reduced number of units closed by third party builders within the Community and the sale of the Partnership's resale brokerage operation in June 1999.

     Selling, general and administrative expenses include all marketing costs, with the exception of those costs capitalized in conjunction with the construction of housing units, as well as project and general administrative costs. These expenses are net of the marketing fees received from third party builders. Selling, general and administrative expenses decreased for 2001 as compared with 2000 due primarily to decreased project administrative costs resulting from the close out of several of the Partnership's Communities and the final stage of development of its Communities. Selling, general and administrative expenses increased for 2000 as compared with 1999 due primarily to the settlement of the Council of Villages and Savoy lawsuits in the aggregate amount of approximately $6.6 million, of which $4.6 million was previously accrued in prior periods, as well as a legal settlement of $435,000 paid in connection with certain litigation involving River Hills. Reimbursements to St. Joe/Arvida and employee costs for the three years in the period ended December 31, 2001 have remained steady despite a reduction in workforce hours primarily due to incentive compensation and employee retention awards. Retaining employees as the Partnership completes the liquidation of its assets is critical to the Partnership's operations.

     During the first quarter of 1999, the Partnership received an approximate $0.6 million distribution from the Tampa 301 Associates Joint Venture. The amount distributed was in excess of the Partnership's carrying value of its investment in this joint venture. The recognition of income related to this excess distribution is the primary cause for the decrease in Equity in earnings of unconsolidated ventures in 2001 and 2000 as compared to 1999.

     In September 2001, the Partnership recorded an asset impairment of $2.5 million to the carrying value of the Weston Athletic Club (the "Club"). The loss was recorded based upon the difference between the carrying value of the Club and its fair value less costs to sell as determined by an agreement to purchase signed by the Partnership and an unaffiliated third party purchaser during September 2001. During October 2001, the Partnership closed on the sale of the Club for a total sale price of $4.25 million.

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

     As the Partnership has undertaken development of the final phases of its remaining Communities, a larger portion of real estate taxes and interest expense incurred have become eligible for capitalization and there has been a reduction of the overall amount of real estate taxes assessed and interest expense incurred. These are the causes for the decrease in interest and real estate taxes, net of amounts capitalized, on the accompanying consolidated statements of operations for 2001 as compared to 2000 and 1999.

INFLATION

     The relatively low rates of inflation in recent years generally have not had a material effect on the Community development business and inflation in future periods is not likely to adversely affect the Partnership's operations since Weston, the Partnership's last remaining community, is in its final state of development.

CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of the Partnership's financial condition and results of operations are based upon the Partnership's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that management believes are reasonable under the circumstances; additionally management evaluates these results on an on-going basis. Management's estimates form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Partnership relies on certain estimates to determine the construction and land costs and resulting gross margins. The Partnership's land and construction costs are comprised of direct and allocated costs, including estimated costs for future warranties. Land, land development and other common costs are assigned to individual components based on specific identification or other allocation methods. Land and land development costs generally include interest incurred until development is substantially completed.

     The Partnership also reviews its land and other inventories and property, plant and equipment for impairment of value. This includes considering certain indications of impairment such as significant changes in asset usage, significant deterioration in the surrounding economy or environmental problems. If such indications are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value, the Partnership will adjust the carrying value down to its estimated fair value. Fair value may be based on management's estimate of the property's fair value based on discounted projected cash flows.

     There are various judgments and uncertainties affecting the application of these and other accounting policies, and materially different amounts may be reported under different circumstances or if different assumptions were used.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Partnership had interest rate swap agreements with respect to a portion of amounts borrowed under its term loan in order to minimize the interest rate risk associated with the variable rate debt. The interest rate swap agreements expired in July 2001, which coincided with the original scheduled maturity of the term loan. The Partnership has also entered into a construction and short-term mortgage loan in the principal amount of up to $20,000,000 with a variable rate of interest to finance construction of a retail project in Weston in 2000. In the event the Partnership's effective borrowing rates were to increase by 100 or 150 basis points, there would be no expected material impact to the Partnership's financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                                 INDEX


Report of Independent Certified Public Accountants

Consolidated Balance Sheets, December 31, 2001 and 2000

Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999

Consolidated Statements of Changes in Partners' Capital Accounts for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements


SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or immaterial, or the information is presented in the consolidated financial statements or related notes.

                               REPORT OF
               INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Partners
ARVIDA/JMB PARTNERS, L.P.

     We have audited the accompanying consolidated balance sheets of Arvida/JMB Partners, L.P. and Consolidated Ventures (the "Partnership"), as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in partners' capital accounts, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arvida/JMB Partners, L.P. and Consolidated Ventures at
December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.










Ernst & Young LLP
Miami, Florida
February 15, 2002, except for note 8
as to which is March 1, 2002

                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 2001 AND 2000

                                                   ASSETS
                                                   ------
                                                                            2001              2000
                                                                        ------------      -----------
Cash and cash equivalents (note 3). . . . . . . . . . . . . . . . . .   $124,356,683       68,979,280
Restricted cash (note 3). . . . . . . . . . . . . . . . . . . . . . .     13,347,801       23,045,284
Trade and other accounts receivable (net of allowance
  for doubtful accounts of $283,360 and $445,793
  at December 31, 2001 and 2000, respectively). . . . . . . . . . . .      3,534,140        3,963,461
Real estate inventories (notes 4 and 7) . . . . . . . . . . . . . . .     80,112,591      129,728,708
Property and equipment, net (notes 5 and 7) . . . . . . . . . . . . .     42,674,126       41,620,336
Investments in and advances to joint ventures, net (note 6) . . . . .        440,292          415,838
Amounts due from affiliates, net (note 8) . . . . . . . . . . . . . .        363,630          485,056
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . .      8,110,280        8,717,427
                                                                        ------------      -----------
          Total assets. . . . . . . . . . . . . . . . . . . . . . . .   $272,939,543      276,955,390
                                                                        ============      ===========





                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES
                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                 ------------------------------------------

                                                                            2001              2000
                                                                        ------------      -----------
Liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .   $ 13,674,441       19,024,568
  Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20,638,464       34,096,243
  Accrued expenses and other liabilities. . . . . . . . . . . . . . .     14,200,549       13,510,444
  Notes and mortgages payable (note 7). . . . . . . . . . . . . . . .     13,775,577       11,356,785
                                                                        ------------      -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .     62,289,031       77,988,040
                                                                        ------------      -----------
Partners' capital accounts (note 12)
  General Partner and Associate Limited Partners:
     Capital contributions. . . . . . . . . . . . . . . . . . . . . .         20,000           20,000
     Cumulative net income. . . . . . . . . . . . . . . . . . . . . .     86,226,802       72,754,546
     Cumulative cash distributions. . . . . . . . . . . . . . . . . .    (75,922,104)     (66,938,738)
                                                                        ------------      -----------
                                                                          10,324,698        5,835,808
                                                                        ------------      -----------
  Holders of Interests (404,000 Interests):
    Initial Holder of Interests:
     Capital contributions, net of offering costs . . . . . . . . . .    364,841,815      364,841,815
     Cumulative net income. . . . . . . . . . . . . . . . . . . . . .    343,535,036      255,517,863
     Cumulative cash distributions. . . . . . . . . . . . . . . . . .   (508,051,037)    (427,228,136)
                                                                        ------------      -----------
                                                                         200,325,814      193,131,542
                                                                        ------------      -----------
          Total partners' capital accounts  . . . . . . . . . . . . .    210,650,512      198,967,350
                                                                        ------------      -----------
          Total liabilities and partners' capital accounts. . . . . .   $272,939,543      276,955,390
                                                                        ============      ===========








           The accompanying notes are an integral part of these consolidated financial statements.

                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)

                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                            FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                           2001             2000            1999
                                                       ------------     ------------    ------------
Revenues:
  Housing . . . . . . . . . . . . . . . . . . . . .    $416,513,636      348,401,377     307,000,615
  Homesites . . . . . . . . . . . . . . . . . . . .         422,994        6,398,196      10,520,143
  Land and property . . . . . . . . . . . . . . . .      16,370,853       18,613,031      22,050,649
  Operating properties. . . . . . . . . . . . . . .      17,027,648       16,324,223      16,641,088
  Brokerage and other operations. . . . . . . . . .       4,138,721        4,574,967      17,437,762
                                                       ------------     ------------    ------------

          Total revenues. . . . . . . . . . . . . .     454,473,852      394,311,794     373,650,257
                                                       ------------     ------------    ------------

Cost of revenues:
  Housing . . . . . . . . . . . . . . . . . . . . .     303,084,304      273,051,251     240,728,879
  Homesites . . . . . . . . . . . . . . . . . . . .         744,610        5,158,012       6,803,661
  Land and property . . . . . . . . . . . . . . . .      12,827,938       13,253,841      11,523,280
  Operating properties. . . . . . . . . . . . . . .      14,698,614       15,459,749      16,141,031
  Brokerage and other operations. . . . . . . . . .       4,027,994        4,023,716      15,638,155
                                                       ------------     ------------    ------------

          Total cost of revenues. . . . . . . . . .     335,383,460      310,946,569     290,835,006
                                                       ------------     ------------    ------------





                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)

                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

                                                           2001             2000            1999
                                                       ------------     ------------    ------------

Gross operating profit. . . . . . . . . . . . . . .     119,090,392       83,365,225      82,815,251

Selling, general and administrative expenses. . . .     (18,068,111)     (22,186,626)    (19,151,954)
Legal Settlement. . . . . . . . . . . . . . . . . .           --               --          9,000,000
Asset impairment (note 13). . . . . . . . . . . . .      (2,500,000)           --         (1,000,000)
                                                       ------------     ------------    ------------
          Net operating income. . . . . . . . . . .      98,522,281       61,178,599      71,663,297

Interest income . . . . . . . . . . . . . . . . . .       2,824,312        3,377,144       2,712,017
Equity in earnings of unconsolidated ventures
  (notes 1 and 6) . . . . . . . . . . . . . . . . .         317,607          275,580       1,083,804
Interest and real estate taxes, net of amounts
  capitalized (note 1). . . . . . . . . . . . . . .        (174,771)      (1,004,656)     (1,460,676)
                                                       ------------     ------------    ------------
Net income before extraordinary item. . . . . . . .     101,489,429       63,826,667      73,998,442
Extraordinary item:
  Gain on extinguishment of debt. . . . . . . . . .           --           6,205,044           --
                                                       ------------     ------------    ------------
          Net income. . . . . . . . . . . . . . . .    $101,489,429       70,031,711      73,998,442
                                                       ============     ============    ============
          Allocation of net income:
            General Partner and
              Associate Limited Partners. . . . . .    $ 13,472,256       12,610,854      14,315,535
            Limited Partners. . . . . . . . . . . .      88,017,173       57,420,857      59,682,907
                                                       ------------     ------------    ------------
              Total . . . . . . . . . . . . . . . .    $101,489,429       70,031,711      73,998,442
                                                       ============     ============    ============
          Net income before extraordinary item
            per Limited Partner Interest. . . . . .    $     217.86           126.92          147.73
          Extraordinary item per Limited Partnership
            Interest. . . . . . . . . . . . . . . .           --               15.21           --
                                                       ------------     ------------    ------------
          Net income per Limited Partner Interest .    $     217.86           142.13          147.73
                                                       ============     ============    ============
          Cash distribution per Limited
            Partner Interest. . . . . . . . . . . .    $     200.06           144.76          175.08
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

                                            ARVIDA/JMB PARTNERS, L.P.
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS
                              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

         GENERAL PARTNER AND ASSOCIATE LIMITED PARTNERS         HOLDERS OF INTERESTS (404,000 INTERESTS)
      ----------------------------------------------------------------------------------------------------------
         CONTRIBU-      NET                                                   NET
          TIONS       INCOME    DISTRIBUTIONS    TOTAL    CONTRIBUTIONS     INCOME   DISTRIBUTIONS     TOTAL
         ---------   ---------  ------------- ----------- -------------   -------------------------------------
Balance
 Decem-
 ber 31,
 1998 . . .$ 20,00045,828,157    (41,315,975)  4,532,182   364,841,815   138,414,099 (298,017,570) 205,238,344

1999 act-
 ivity
 (note 12).  --    14,315,535     (3,930,998) 10,384,537         --       59,682,907  (70,730,645) (11,047,738)
           ------- ----------    ----------- -----------   -----------   ----------- ------------  -----------
Balance
 Decem-
 ber 31,
 1999 . . . 20,000 60,143,692    (45,246,973) 14,916,719   364,841,815   198,097,006 (368,748,215) 194,190,606

2000 act-
 ivity
 (note 12).  --    12,610,854    (21,691,765) (9,080,911)        --       57,420,857  (58,479,921)  (1,059,064)
           ------- ----------    ----------- -----------   -----------   ----------- ------------  -----------
Balance
 Decem-
 ber 31,
 2000 . . . 20,000 72,754,546    (66,938,738)  5,835,808   364,841,815   255,517,863 (427,228,136) 193,131,542

2001 act-
 ivity
 (note 12).  --    13,472,256     (8,983,366)  4,488,890         --       88,017,173  (80,822,901)   7,194,272
           ------- ----------    ----------- -----------   -----------   ----------- ------------  -----------
Balance
 Decem-
 ber 31,
 2001 . . .$20,000 86,226,802    (75,922,104) 10,324,698   364,841,815   343,535,036 (508,051,037) 200,325,814
           ======= ==========    =========== ===========   ===========   =========== ============  ===========

             The accompanying notes are an integral part of these consolidated financial statements.

                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                            FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                              2001           2000           1999
                                                          ------------   ------------   ------------
Operating activities:
  Net income. . . . . . . . . . . . . . . . . . . . . .   $101,489,429     70,031,711     73,998,442
  Charges (credits) to net income not requiring
   (providing) cash:
    Depreciation and amortization . . . . . . . . . . .      3,678,443      3,189,586      3,390,613
    Equity in earnings of unconsolidated ventures . . .       (317,607)      (275,580)    (1,083,804)
    Provision for doubtful accounts . . . . . . . . . .          4,548         44,512         21,109
    Gain on sale of joint venture interest. . . . . . .          --             --        (3,161,725)
    Gain on sale of operating properties and
      of property and equipment . . . . . . . . . . . .          --          (182,702)    (5,991,038)
    Asset impairment (note 13). . . . . . . . . . . . .      2,500,000          --         1,000,000
    Extraordinary gain on extinguishment of debt. . . .          --        (6,205,044)         --
  Changes in:
    Restricted cash . . . . . . . . . . . . . . . . . .      9,697,483     (9,245,214)      (462,899)
    Trade and other accounts receivable . . . . . . . .        424,773     23,397,815    (13,437,804)
    Real estate inventories:
      Additions to real estate inventories. . . . . . .   (245,672,337)  (236,745,158)  (233,948,741)
      Cost of revenues. . . . . . . . . . . . . . . . .    299,038,313    272,002,613    239,424,771
      Capitalized interest. . . . . . . . . . . . . . .     (1,196,539)    (2,092,739)    (3,663,552)
      Capitalized real estate taxes . . . . . . . . . .     (2,553,320)    (2,881,709)    (1,901,589)
    Equity memberships. . . . . . . . . . . . . . . . .          --         1,667,120        488,390
    Amounts due from affiliates, net. . . . . . . . . .        121,426        165,107        788,527
    Prepaid expenses and other assets . . . . . . . . .         97,008     (3,215,119)       341,696
    Accounts payable, accrued expenses and
      other liabilities . . . . . . . . . . . . . . . .     (4,666,286)    (5,449,475)     8,612,560
    Deposits. . . . . . . . . . . . . . . . . . . . . .    (13,457,779)     4,391,616      2,049,060
                                                          ------------   ------------   ------------
          Net cash provided by operating activities . .    149,187,555    108,597,340     66,464,016
                                                          ------------   ------------   ------------





                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                              2001           2000           1999
                                                          ------------   ------------   ------------
Investing activities:
  Acquisitions of property and equipment and
    construction in progress. . . . . . . . . . . . . .    (10,753,875)   (17,149,614)    (1,525,360)
  Proceeds from sales of property and equipment . . . .      4,031,781      1,562,045     10,445,656
  Joint venture distributions, net. . . . . . . . . . .        299,417        319,225      1,216,560
  Proceeds from the sale of joint venture interests . .          --             --         3,700,000
                                                          ------------   ------------   ------------

          Net cash (used in) provided by
            investing activities. . . . . . . . . . . .     (6,422,677)   (15,268,344)    13,836,856
                                                          ------------   ------------   ------------
Financing activities:
  Proceeds from notes and long-term borrowings. . . . .      2,418,792     11,356,785      2,327,684
  Repayments of notes and long-term borrowings. . . . .          --       (27,500,000)   (18,105,287)
  Distributions to General Partner and
    Associate Limited Partners. . . . . . . . . . . . .     (8,983,366)   (21,691,765)    (3,930,998)
  Distributions to Holders of Interests . . . . . . . .    (80,822,901)   (58,479,921)   (70,730,645)
                                                          ------------   ------------   ------------
          Net cash used in financing
            activities. . . . . . . . . . . . . . . . .    (87,387,475)   (96,314,901)   (90,439,246)
                                                          ------------   ------------   ------------
          Increase (decrease) in cash and
            cash equivalents. . . . . . . . . . . . . .     55,377,403     (2,985,905)   (10,138,374)

          Cash and cash equivalents, beginning of year.     68,979,280     71,965,185     82,103,559
                                                          ------------   ------------   ------------
          Cash and cash equivalents, end of year. . . .   $124,356,683     68,979,280     71,965,185
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

     Within the Communities, the Partnership has constructed, or caused to be constructed, a variety of products, including single-family homes, town-houses and condominiums to be developed for sale, as well as related commercial and recreational facilities. The Communities were located primarily throughout the State of Florida, with Communities also located near Atlanta, Georgia; and Highlands, North Carolina. Additional properties owned by the Partnership in or near its Communities have been or are being developed as retail and/or office properties. The Partnership has also owned or managed certain club and recreational facilities within certain of its Communities. In addition, the Partnership has sold individual residential lots and parcels of partially developed and undeveloped land. The third-party builders and developers to whom the Partnership sold homesites and land parcels were generally smaller local builders who required project specific financing for their developments and whose operations were more susceptible to fluctuations in the availability and terms of financing.

     Pursuant to Section 5.5J of the Partnership Agreement, on October 23, 1997, the Board of Directors of the General Partner met and approved a resolution selecting the option set forth in Section 5.5J(i)(c) of the Partnership Agreement for the Partnership to commence an orderly liquidation of its remaining assets that is to be completed by October 2002. However, there is no assurance that all of the remaining assets of the Partnership can or will be sold or disposed of by October 2002.

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

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Real Estate Inventories and Cost of Real Estate Revenues

     Real estate inventories are carried at cost, including capitalized interest and property taxes. The total cost of land, land development and common costs are apportioned among the projects on the relative sales value method. Costs pertaining to the Partnership's housing, homesite, and land and property revenues reflect the cost of the acquired assets as well as development costs, construction costs, capitalized interest, capitalized real estate taxes and capitalized overhead. Certain marketing costs relating to housing projects, including exhibits and displays, and certain planning and other pre-development activities, excluding normal period expenses, are capitalized and charged to housing cost of revenues as related units are closed. Provisions for value impairment are recorded whenever the estimated future undiscounted cash flows from operations and projected net sales proceeds are less than the net carrying value plus estimated costs to complete development, as discussed in note 13. If it is determined that an impairment exists, the related inventory is written down to fair value based on discounting the projected cash flows. A warranty reserve is provided as residential units are closed. This reserve is reduced by the cost of subsequent work performed.

     Capitalized Interest and Real Estate Taxes

     Interest and real estate taxes are capitalized to qualifying assets, principally real estate inventories. Such capitalized interest and real estate taxes are charged to cost of revenues as sales of real estate inventories are recognized. Interest, including the amortization of loan fees, of $1,196,539, $2,092,739 and $3,663,552 was incurred for the years ended December 31, 2001, 2000 and 1999, respectively, all of which was capitalized. The decrease in interest incurred for the year ended
December 31, 2001 as compared to 2000 is due to the decrease in the average outstanding debt balance and lower interest rates in 2001. Interest payments, including amounts capitalized, of $939,725, $1,970,443 and $3,162,866 were made for the years ended December 31, 2001, 2000 and 1999, respectively.

     Real estate taxes of $2,728,091, $3,886,365 and $3,362,265 were incurred for the years ended December 31, 2001, 2000 and 1999, respectively, of which $2,553,320, $2,881,709 and $1,901,589 were capitalized for the years ended December 31, 2001, 2000 and 1999, respectively. Real estate tax payments of $2,992,032, $3,908,090 and $3,685,853 were made for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, real estate tax reimbursements totaling $269,864, $111,858 and $278,139 were received from the Partnership's escrow agent during 2001, 2000 and 1999, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and other operating properties, as these taxes are included in cost of revenues for operating properties.

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

     Other assets are amortized on the straight-line method, which approximates the interest method, over the useful lives of the assets, which range from one to five years. Amortization of other assets, excluding loan origination fees, of approximately $314,000, $450,000 and $444,000 was recorded for the years ended December 31, 2001, 2000 and 1999, respectively. Amortization of loan origination fees, which is included in interest expense, of approximately $196,000, $283,000 and $366,000 was recorded for the years ended December 31, 2001, 2000 and 1999, respectively.

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

     Interest Rate Swaps

     The Partnership had entered into interest rate swap agreements to manage its exposure to market risks related to changes in interest rates associated with its variable rate debt under its credit facility. As of July 31, 2001, all interest rate swap agreements had expired. The interest-rate swap agreements were in effect with respect to the term loan which was paid off in December 2000. The swap agreements were amortized annually through the scheduled maturity of the term loan. These agreements involved the exchange of amounts based on fixed interest rates for amounts based on variable interest rates over the life of the loan without an exchange of the notional amount upon which the payments are based. The differential was paid or received as interest rate changes were calculated and paid monthly by the appropriate party. Prior to 2001, such payments or receipts were recorded as adjustments to interest expense in the periods in which they were incurred. Subsequent to December 31, 2000, and upon the adoption of SFAS 133, the Partnership recognized a net loss of $127,101 related to the ineffectiveness of the hedging instrument. This amount was included in interest expense in the statement of operations.

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

                              2001                    2000
                    -------------------------------------------------
                                   TAX BASIS               TAX BASIS
                      GAAP BASIS  (UNAUDITED) GAAP BASIS  (UNAUDITED)
                     ------------ ----------- ----------- -----------

Total assets. . . . . .$272,939,543329,317,262276,955,390 334,936,056

 Partners' capital
  accounts:
   General Partner
    and Associate
    Limited Partners. .10,324,698  10,630,113   5,835,808   6,141,223
   Holders of
    Interests . . . . .200,325,814260,439,369 193,131,542 254,866,833

 Net income:
   General Partner
    and Associate
    Limited Partners. .13,472,256  13,256,978  12,610,854   8,968,445
   Holders of
    Interests . . . . .88,017,173  86,610,715  57,420,857  40,835,919

 Net income per
  Interest. . . . . . .    217.86      214.38      142.13      101.08


     Reference is made to note 12 further discussion of the allocation of profits and losses to the General Partner, Associate Limited Partners and Holders of Interests.

     Reclassifications

     Certain reclassifications have been made to the 2000 and 1999 financial statements to conform to the 2001 presentation.

     Income Taxes

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable state law to remit directly to the state tax authorities amounts representing withholding on applicable taxable income allocated to the General Partner, Associate Limited Partners and Holders of Interests. Such payments on behalf of the Holders of Interests are deemed distributions to them. The cash distributions per Interest made during the years ended December 31, 2001, 2000 and 1999 include $.06, $.05 and $.08, respectively, which represent each Holder of Interests' share of a North Carolina non-resident withholding tax paid directly to the state tax authorities on behalf of the Holders of Interests for the 2000, 1999 and 1998 tax years, respectively.

     Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed annually, or more frequently if impairment indicators arise, for impairment. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of SFAS No. 142 are effective upon adoption of SFAS No. 142. Companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001 (i.e., January 1, 2002 for calendar year companies). The adoption of SFAS No. 141 and No. 142 is not expected to have a material impact on the Partnership's balance sheets, results of operations or cash flows.

     In October 2001, the FASB issued SFAS No. 144, accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of SFAS No. 144 is not expected to have a material impact on the Partnership's financial position, results of operations or cash flows.


(2)  INVESTMENT PROPERTIES

     The Partnership's Communities, other than Weston, have completed construction. The Partnership's Weston Community, located in Broward County and the Partnership's largest community, is in its final stage, with estimated remaining build-out ranging from six to ten months. Notwithstanding the estimated duration of the remaining build-out, the Partnership is currently seeking to complete an orderly liquidation of its remaining assets by October 2002 with a winding up and final distribution of any residual funds in 2004. However, there is no assurance that the orderly liquidation and/or the winding up and final distribution of any residual funds will occur within these time frames. The Water's Edge Community in Atlanta, Georgia and the Cullasaja Club near Highlands, North Carolina were sold out and closed during 2000. The Partnership assigned its remaining interest in the equity club memberships for the Broken Sound Club back to the club in 2000, and terminated its interest in this project in connection with the settlement of certain litigation. The Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay was completed in 1999, and all units were sold and closed by January 2000. All of the units in the River Hills Country Club Community in Tampa, Florida were sold and closed as of December 31, 2001. The Jacksonville Golf & Country Club Community is nearing sell-out with only builder units remaining to be sold at December 31, 2001.

     Reference is made to Note 7 for a discussion regarding the sale of the Partnership's assets in the Cullasaja Club Community. Reference is made to
Note 13 for a discussion regarding the sale of the Partnership's assets in the Water's Edge Community.

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


(4)  REAL ESTATE INVENTORIES

     Real estate inventories at December 31, 2001 and 2000 are summarized as follows:

                                             2001           2000
                                         ------------   -----------
Land held for future development
  or sale . . . . . . . . . . . . . . .  $  1,104,434     3,027,934
Community development inventory:
  Work in progress and
    land improvements . . . . . . . . .    62,008,816   114,543,221
  Completed inventory . . . . . . . . .    16,999,341    12,157,553
                                         ------------   -----------
     Real estate inventories. . . . . .  $ 80,112,591   129,728,708
                                         ============   ===========

     Reference is made to note 13 for a discussion regarding the impairment of long-lived assets.


(5)  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2001 and 2000 are summarized as follows:
                                             2001          2000
                                         -----------    ----------

  Land. . . . . . . . . . . . . . . . .  $   582,639     1,162,331
  Land improvements . . . . . . . . . .   14,418,516    20,867,037
  Buildings . . . . . . . . . . . . . .    8,696,399    18,411,216
  Equipment and furniture . . . . . . .   12,135,859    12,919,026
  Construction in progress. . . . . . .   25,652,475    14,559,952
                                         -----------  ------------

       Total. . . . . . . . . . . . . .   61,485,888    67,919,562
       Accumulated depreciation . . . .  (18,811,762)  (26,299,226)
                                         -----------  ------------
       Property and equipment, net. . .  $42,674,126    41,620,336
                                         ===========  ============

    Depreciation expense of approximately $3,168,000, $2,456,000 and $2,581,000 was incurred for the years ended December 31, 2001, 2000 and 1999, respectively.

     The increase in Construction in progress at December 31, 2001 as compared to 2000 is due primarily to the ongoing construction of The Shoppes of Town Center in Weston (see related discussion in Note 7).

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

                                ASSETS
                                ------

                                         DECEMBER 31,  DECEMBER 31,
                                             2001          2000
                                         ------------  ------------
Real estate inventories . . . . . . .    $   104,450        104,450
Other assets. . . . . . . . . . . . .        777,800        338,768
                                         -----------    -----------

          Total assets. . . . . . . .    $   882,250        443,218
                                         ===========    ===========


                   LIABILITIES AND PARTNERS' CAPITAL
                   ---------------------------------

Accounts payable, deposits and
  other liabilities . . . . . . . . .    $   288,932        204,738
                                         -----------    -----------

          Total liabilities . . . . .        288,932        204,738

Venture partners' capital . . . . . .        296,659        119,240
Partnership's capital . . . . . . . .        296,659        119,240
                                         -----------    -----------

          Total liabilities and
            partners' capital . . . .    $   882,250        443,218
                                         ===========    ===========






                    COMBINED RESULTS OF OPERATIONS
                    ------------------------------


                          DECEMBER 31,  DECEMBER 31,   DECEMBER 31,
                              2001          2000           1999
                          -----------   ------------  -------------

Revenues. . . . . . . . . $ 2,158,997      1,585,299      8,082,612
                          ===========   ============   ============

Net income. . . . . . . . $   867,378        163,855      1,176,245
                          ===========   ============   ============

Partnership's propor-
  tionate share of
  net income. . . . . . . $   433,689         81,927        588,123
                          ===========   ============   ============

Partnership's equity in
  earnings of uncon-
  solidated ventures. . . $   317,607        275,580      1,083,804
                          ===========   ============   ============

     The following is a reconciliation of the Partnership's capital accounts within the joint ventures to its investments in and advances to joint ventures as reflected on the accompanying consolidated balance sheets:

                                        DECEMBER 31,   DECEMBER 31,
                                            2001           2000
                                        ------------   ------------

Partnership's capital, equity method.    $   296,659        119,240
Basis difference. . . . . . . . . . .        133,242        286,207
                                         -----------   ------------

Investments in joint ventures . . . .        429,901        405,447
Advances to joint ventures, net . . .         10,391         10,391
                                         -----------   ------------
     Investments in and advances to
       joint ventures, net. . . . . .    $   440,292        415,838
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

     During the first quarter of 1999, the Partnership received an approximate $0.6 million distribution from the Tampa 301 Associates Joint Venture. The amount distributed was in excess of the Partnership's carrying value of its investment in this joint venture and was therefore recorded directly to Equity in earnings of unconsolidated ventures as of December 31, 1999. The recognition of income related to this excess distribution is the primary cause for the decrease in equity in earnings of unconsolidated ventures in 2001 and 2000 as compared to 1999.

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


(7)  NOTES AND MORTGAGES PAYABLE

     Notes and mortgages payable at December 31, 2001 and 2000 are summarized as follows:

                                             2001           2000
                                         -----------    -----------
Construction loan of $20,000,000
 bearing interest at approximately
 3.9% at December 31, 2001) . . . . .    $13,775,577    $11,356,785
                                         ===========    ===========

     On July 31, 1997, the Partnership obtained a new credit facility from certain banks with Barnett Bank, N.A. ("Barnett") being the primary agent on the facility. The credit facility consisted of a $75 million term loan, a $20 million revolving line of credit and a $5 million letter of credit facility which matured on July 31, 2001. The term loan, which was paid off in December 2000, and the letter of credit facility were not renewed.
Prior to September 1, 1998, interest on the facility was based, at the Partnership's option, on the relevant LIBOR plus 2.25% per annum or Barnett's prime rate. Loan origination fees totaling 1% of the total facility were paid by the Partnership upon the closing of the loan. Such fees were capitalized and were amortized to interest expense over the life of the loan. In exchange for a $7.25 million prepayment by the Partnership on the term loan in August 1998, the interest rate on the term loan was reduced so that it was based, at the Partnership's option, at the relevant LIBOR plus 1.75% per annum or the lender's prime rate. Amounts outstanding under the term loan, revolving line of credit and letter of credit facility were secured by recorded mortgages on the real property of the Partnership (including certain of its consolidated ventures) and pledges of certain other assets. The credit facility also required that certain financial covenants such as loan-to-value, net worth and debt ratios be maintained throughout the loan term. All of the loans under the facility were cross-collateralized and cross-defaulted.

     The Partnership originally had interest rate swap agreements with respect to $50 million of the term loan. The interest rate swap agreements fixed the interest rates and were amortized in conjunction with the scheduled loan repayments. These agreements expired on July 31, 2001. The Partnership has approximately $3.2 million of letters of credit outstanding at December 31, 2001, of which $2.3 million is cash collateralized. For the three years in the period ended December 31, 2001, the combined effective interest rate for the Partnership's credit facilities, including the amortization of loan origination fees, and the effect of the interest rate swap agreements was approximately 9.5% per annum, 9.8% per annum and 9.5% per annum, respectively.

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

     In May 2000, the Partnership closed on a $20 million loan with First Union National Bank for the development and construction of The Shoppes of Town Center in Weston, a mixed use retail/office plaza consisting of approximately 158,000 net leasable square feet. The loan was made to an indirect, majority-owned subsidiary of the Partnership, and the Partnership has guaranteed the obligations of the borrower, subject to a reduction in the guarantee upon the satisfaction of certain conditions. At December 31, 2001, the balance outstanding on the loan was approximately $13,776,000. Interest on the loan (as modified effective May 31, 2001 and further modified effective December 31, 2001) is payable based on the relevant LIBOR rate plus 1.8% during the first twenty-five months of the loan. Thereafter, subject to the satisfaction of certain conditions, including among other things, the lien-free completion of construction of the retail/office plaza by July 1, 2002, the maturity date for the loan would be extended for eleven months and monthly payments of principal and interest would be due based upon a 25 year loan amortization schedule and an assumed interest rate based on the ten-year treasury bond rate plus 2.5% per annum. The loan may be prepaid in whole or in part anytime, provided that the borrower pays any costs or expenses of the lender incurred as a result of the prepayment on a date other than the last day of a LIBOR interest period. Construction of The Shoppes at Town Center commenced in March 2000, and is substantially complete at December 31, 2001. Effective December 31, 2001, the Partnership was granted an extension from January 1, 2002, to July 1, 2002, in order to satisfy certain conditions, including the lien-free completion of construction of the retail/office plaza, and obtain an extension of the outside maturity date of the loan to May 31, 2003. The extension is incorporated in the terms of the loan noted above. In the event that the requisite conditions to obtain the extension of the outside maturity date are not satisfied prior to July 1, 2002, the Partnership may seek to extend the loan or may pay off the outstanding balance from its available cash. Currently the fully constructed portion of the property is 99% leased.


(8)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses payable by the Partnership to affiliates of the General Partner for the years ended December 31, 2001, 2000 and 1999 are as follows:
                                          2001      2000      1999
                                        --------   -------   -------
Insurance commissions . . . . . . . .   $284,474   306,268   249,654
Reimbursement (at cost) for
 accounting services. . . . . . . . .    159,366   132,147   117,822
Reimbursement (at cost) for
 portfolio management services. . . .      --        --        6,864
Reimbursement (at cost) for
 treasury services. . . . . . . . . .    415,127   329,097   294,972
Reimbursement (at cost) for
  legal services. . . . . . . . . . .     57,921    14,884    64,262
                                        --------   -------   -------
                                        $916,888   782,396   733,574
                                        ========   =======   =======

     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the year ended December 31, 2001, the amount of such costs incurred by the Partnership on behalf of these affiliates totaled approximately $315,500. Approximately $48,900 was outstanding at December 31, 2001, all of which was received as of March 1, 2002. For the years ended December 31, 2000 and 1999, the Partnership was entitled to receive reimbursements of approximately $523,700 and $807,100, respectively.

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

     For the years ended December 31, 2001, 2000 and 1999, the Partnership reimbursed St. Joe/Arvida or its affiliates approximately $4,446,000, $4,666,000 and $4,545,000, respectively, for the services provided to the Partnership by St. Joe/Arvida personnel pursuant to the sub-management agreement discussed above. In addition, at December 31, 2001, the Partnership owed St. Joe/Arvida approximately $109,800 for general and administrative costs pursuant to the sub-management agreement including, and without limitation, salary and salary-related costs relating to work performed by employees of St. Joe/Arvida on behalf of the Partnership, all of which was paid as of March 1, 2002. The Partnership also receives reimbursement from St. Joe/Arvida for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership on behalf of St. Joe/Arvida. For the years ended December 31, 2001, 2000 and 1999, the Partnership received approximately $4,244,000, $1,086,700 and $1,340,800, respectively, from St. Joe/Arvida or its affiliates. In addition, $392,600 was owed to the Partnership at December 31, 2001, all of which was received as of March 1, 2002.

     The Partnership pays for certain general and administrative costs on behalf of its clubs, homeowners associations and maintenance associations (including salary and salary-related costs and legal fees). The Partnership receives reimbursements from these entities for such costs. For the year ended December 31, 2001, the Partnership was entitled to receive approximately $110,600 from these entities all of which was paid. For the years ended December 31, 2000 and 1999, the Partnership was entitled to reimbursements of approximately $1,001,000 and $1,260,700, respectively, from these entities.

     The Partnership, pursuant to certain agreements, provides management and other personnel and services to certain of its equity clubs and homeowners associations. Pursuant to these agreements, the Partnership is entitled to receive management fees for the services provided to these entities. Due to the timing of the cash flows generated from these entities' operations, such fees are typically paid in arrears. For the years ended December 31, 2001, 2000 and 1999, the Partnership was entitled to receive approximately $375,500, $455,200 and $988,200, respectively. At December 31, 2001, approximately $32,600 was owed to the Partnership, none of which was received as of March 1, 2002.

     In January 2001, the General Partner and Associate Limited Partners, collectively, received cash distributions in the aggregate amount of $4,488,889. In May 2001, the General Partner and Associate Limited Partners, collectively, were entitled to a distribution of $2,545 on their behalf for the 2000 North Carolina non-resident withholding tax. In July 2001, the General Partner and Associate Limited Partners, collectively, received cash distributions in the aggregate amount of $4,488,889.

     In February 2000, the General Partner and Associate Limited Partners, collectively, received cash distributions in the aggregate amount of $13,638,944. Such amount included approximately $1,259,000 previously deferred by the General Partner and Associate Limited Partners, collectively, out of their share of the August 1997 distribution in connection with the settlement of certain litigation, as well as approximately $6,306,000 of the total $12,541,500 that had previously been deferred pursuant to the terms of the Partnership Agreement. In April and May 2000, distributions of approximately $23,100 were paid or deemed paid to the General Partner and Associate Limited Partners, including approximately $18,900 of net cash flow distributions that had previously been deferred pursuant to the terms of the Partnership Agreement. In August 2000, a distribution of approximately $8,030,000 was made to the General Partner and Associate Limited Partners, which included the remaining amount of net cash flow distributions that had previously been deferred of approximately $6,216,600.

(9)  COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under standby letters of credit and bonds for approximately $893,400 and $17,774,100, respectively, at December 31, 2001. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable under bonds for approximately $321,300 at December 31, 2001.

     The Partnership leases certain building space for its management offices, sales offices and other facilities, as well as certain equipment. The building and equipment leases expire over the next one to four years. Minimum future rental commitments under non-cancelable operating leases having a remaining term in excess of one year as of December 31, 2001 are as follows:

              2002. . . . . . . . . . . . .   $1,428,121
              2003. . . . . . . . . . . . .      139,316
              2004. . . . . . . . . . . . .       49,709
              2005. . . . . . . . . . . . .       21,364
                                              ----------
                                              $1,638,510
                                              ==========

     Rental expense of $1,788,703, $1,493,349 and $1,698,529 was incurred for the years ended December 31, 2001, 2000 and 1999, respectively.

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

     Several of these lawsuits alleged that the Partnership was liable, among other reasons, as a result of its own alleged acts of misconduct or as a result of the Partnership's alleged assumption of Arvida Corporation's liabilities in connection with the Partnership's purchase of Arvida Corporation's assets from The Walt Disney Company ("Disney") in 1987, which included certain assets related to the Country Walk development. Pursuant to the agreement to purchase such assets, the Partnership obtained indemnification by Disney for certain liabilities relating to facts or circumstances arising or occurring prior to the closing of the Partnership's purchase of the assets. Over 80% of the Arvida-built homes in Country Walk were built prior to the Partnership's ownership of the Community. The Partnership tendered these lawsuits to its various insurance carriers for defense and coverage. Where appropriate, the Partnership also tendered these lawsuits to Disney for defense and indemnification in whole or in part pursuant to the Partnership's indemnification rights. The Partnership is unable to determine at this time to what extent damages in these lawsuits, if any, against the Partnership, as well as the Partnership's cost of investigating and defending the lawsuits, will ultimately be recoverable by the Partnership either pursuant to its rights of indemnification by Disney or under contracts of insurance.

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

     The Partnership has been named a defendant in a purported class action entitled Lakes of the Meadow Village Homes, Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight and Nine Maintenance Associates, Inc.,
v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. The original complaint was filed on or about November 27, 1995 and an amended complaint, which purports to be a class action, was filed on or about February 28, 1997. In the case, plaintiffs seek damages, attorneys' fees and costs on behalf of the 460 building units they allegedly represent for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs allege that Walt Disney World Company is responsible for liabilities that may arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership is potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs allege breach of building codes and breach of implied warranties. In addition, plaintiffs seek rescission and cancellation of various general releases obtained by the Partnership in the course of the turnover of the Community to the residents. Previously, the trial court had granted the Partnership summary judgment against the plaintiffs' claims, based on the releases obtained by the Partnership. The ruling was reversed on appeal, the appellate court finding that there were issues of material fact, which precluded the entry of judgment for the Partnership, and the case was remanded to the trial court for further proceedings. On or about April 9, 1999, plaintiffs supplied a budget estimate for repairs of the alleged defects and damages based on a limited survey of nine buildings, only, out of a total of 115 buildings. Based on this limited survey and assuming that the same alleged defects and damages show up with the same frequency in the entire 460 buildings, plaintiffs estimate the total repairs to cost approximately $7.0 million. Plaintiffs have indicated that they may seek to hold the Partnership responsible for the entire amount of alleged damages owing. The Partnership has tendered this matter to Disney pursuant to the Partnership's indemnification rights and has filed a third-party complaint against it pursuant to the Partnership's rights of contractual indemnity. The Partnership has also answered the amended complaint and has filed a cross-claim against Disney's affiliate, Walt Disney World Company, for common law indemnity and contribution. Discovery in this litigation is proceeding.

     In a matter related to the Lakes of the Meadow development, the Miami-Dade County Building Department ("Building Department") retained the services of an engineering firm, All State Engineering, to inspect the condominiums that are the subject of the lawsuit. On February 27, 2002, the Building Department apparently advised condominium owners throughout the development that it found serious life-safety building code violations in the original construction of the structures and issued notices of violation under the South Florida Building Code. The condominium owners were further advised that the notices of violation would require affirmative action on their part to respond to the notices through administrative proceedings and/or by addressing the alleged deficiencies.

     The Partnership has not examined all of the buildings nor fully assessed the alleged merits of the plaintiffs' report based on the limited survey of nine buildings nor the findings of the Building Department. The Partnership is currently being defended by counsel for one of its insurance carriers. The Partnership has settled the claims brought in connection with Lakes of the Meadows Village Homes Condominium No. 8 Maintenance Association, Inc. for a payment of $155,000 funded by one of the Partnership's insurance carriers. A representative of the Partnership may meet with a representative of Condominium No. 8 Maintenance Association, Inc. to discuss issues raised by the Building Department's findings for that Association's condominium units. The Partnership intends to vigorously defend itself against the remaining claims made by the other condominium associations, by, among other things, pursuing its defenses of release.

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

(10)  TAX INCREMENT FINANCING ENTITIES

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

     Prior to July 1991, the District had issued variable rate bonds totaling approximately $96 million which were to mature in various years commencing in May 1991 through May 2011. During 1995, in order to reduce the exposure of variable rate debt, the District pursued new bond issuances. As a result, during March and December 1995, the District issued approximately $99 million and $13.3 million of bonds, respectively, at fixed rates ranging from 4.0% to 8.25% per annum with maturities commencing in May 1995 through May 2011. The proceeds from these bond offerings were used to refund the bonds issued prior to July 1991 described above, as well as to fund the issuance costs incurred in connection with the offerings and deposits to certain reserve accounts for future bond debt service requirements. In July 1997, the District issued another approximate $41.6 million of fixed rate bonds. These bonds bear interest ranging from 4.0% to 5.0% (payable in May and November each year until maturity or prior redemption), with maturities commencing in May 1999 through May 2027 (the "Series 1997 Bonds"). The Series 1997 Bonds were issued for the purpose of paying costs of certain improvements to the District's water management system, as well as to fund certain issuance costs incurred in connection with the offerings, deposit funds into certain reserve accounts, and pay capitalized interest on these bonds. At
December 31, 2001, the amount of bonds issued and outstanding totaled approximately $114.2 million. For the years ended December 31, 2001, 2000 and 1999, the Partnership paid special assessments related to the bonds of approximately $1.4 million, $2.8 million and $1.9 million, respectively.


(11)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107 requires the disclosure of the fair values of all financial assets and liabilities for which it is practicable to estimate such values. Value is defined in SFAS No. 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amounts of its Cash and cash equivalents, Trade and other accounts receivable, Investments in and advances to joint ventures and Notes and mortgages payable approximates their fair values at December 31, 2001 and 2000.

(12)  PARTNERSHIP AGREEMENT

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

     For the years ended December 31, 2001, 2000 and 1999, the Partnership had net income for financial reporting and Federal income tax purposes.
The amount of net income allocated, collectively, to the General and Associate Limited Partners for financial reporting and tax purposes for the year ended December 31, 2001 was approximately $13,472,000 and $13,257,000, respectively. The amount of net income allocated, collectively, to the General and Associate Limited Partners for financial reporting and tax purposes for the year ended December 31, 2000 was approximately $12,611,000 and $8,968,000, respectively. The amount of net income allocated, collectively, to the General and Associated Limited Partners for financial reporting and tax purposes for the year ended December 31, 1999 was approximately $14,316,000 and $14,313,000, respectively. These allocations are based on cash distributions to the General Partner and the Associate Limited Partners with an allocation of at least 1% of profits to the General Partner in accordance with Section 4.2A of the Partnership Agreement.

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

     Pursuant to the Partnership Agreement, the Partnership may continue in existence until December 31, 2087; however, the General Partner was to elect to pursue one of the following courses of action on or before October 31, 1997: (i) to cause the Interests to be listed on a national exchange or to be reported by the National Association of Securities Dealers Automated Quotation System; (ii) to purchase, or cause JMB Realty Corporation or its affiliates to purchase, all of the Interests at their then appraised fair market value (as determined by an independent nationally recognized investment banking firm or real estate advisory company); or (iii) to commence a liquidation phase in which all of the Partnership's remaining assets are sold or disposed of by the end of the fifteenth year from the termination of the offering. On October 23, 1997, the Board of Directors of the General Partner met and approved a resolution selecting the option for the Partnership to commence an orderly liquidation of its remaining assets that is to be completed by October 2002. However, there is no assurance that all of the remaining assets of the Partnership can or will be disposed of by October 2002.

(13)  IMPAIRMENT OF LONG-LIVED ASSETS

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

     In March 2000, the Partnership entered into a contract with an unaffiliated third party builder for the bulk sale of the remaining lot inventory and the sales center at its Water's Edge Community for a sales price of approximately $3.2 million. The contract provided for the lots to be purchased in three phases. The closing of the first phase of 29 lots was completed in March 2000 for approximately $0.7 million. The closing of the second phase of 51 lots and the sales center was completed in September 2000 for approximately $1.6 million. The closing of the third phase of 23 lots was completed in December 2000 for approximately $0.9 million. These sales are reflected in Homesite revenues and costs of revenues on the accompanying consolidated statements of operations for the year ended December 31, 2000. These transactions resulted in no gain or loss for financial reporting purposes in 2000 and an approximate $3.2 million loss for Federal income tax reporting purposes in 2000.

     In December 1999, the Partnership recorded an inventory impairment of $1 million to the carrying value of its Water's Edge Community. This loss was recorded based upon an analysis of expected future net cash flows from the sale of the assets in Water's Edge as compared to the future estimated carrying value of the assets at disposition.


(14)  LEGAL SETTLEMENTS

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

     During 2000, the Partnership entered into two settlement agreements regarding the Council of Villages and Savoy lawsuits, which related to the Broken Sound Community. Under the terms of the settlement agreements, the following actions took place: (1) the Council of Villages case, including the third party complaint against Disney, and the Savoy case were dismissed with prejudice and appropriate releases were executed: (2) the Partnership paid approximately $2.2 million to Broken Sound Club, Inc. (the "Club"), approximately $1.1 million to Country Club Maintenance Association, Inc. ("CCMA"), and $1.65 million to the Council of Villages, Inc.; (3) the Partnership continued to manage the operations of the Club from January 1 through November 8, 2000 for a management fee of $175,000;
(4) the Club and CCMA limited to $500,000 the amount which they agreed to pay in legal fees and costs for calendar year 2000 in defense of the Council of Villages and Savoy cases and the Partnership agreed to pay any fees and costs in excess of $500,000, which amount was not substantial; (5)

the Partnership forgave certain indebtedness in the approximate amount of $1.6 million owed by the Club; (6) the Partnership assigned to the Club 207 unsold Club memberships which the Partnership had held for sale; (7) Disney paid $900,000 to the Partnership; and (8) the Partnership provided an interest-free line of credit for the Club's working capital needs, which has been repaid to the Partnership. Pursuant to the settlement, management of the Club was turned over to the members at closing of the settlement agreements.

(15)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                               Three Months Ended
                -----------------------------------------------------
                     March 31,   June 30,  September 30, December 31,
                       2000       2000          2000         2000
                   -----------  ---------- ------------- ------------
Total revenues. . .$69,571,755  99,650,409   96,458,767  128,630,863
Gross operating
  profit. . . . . . 12,910,194  21,704,455   19,677,536   29,073,040
Income before
  extraordinary
  item. . . . . . .  8,625,756  15,498,233   15,559,521   24,143,157
Net income (1). . . 14,830,800  15,498,233   15,559,521   24,143,157
Net income per
  Limited Partner-
  ship Interest
  before extra-
  ordinary item . .      21.14       37.93        18.70        49.15
Net income per
  Limited Partner-
  ship Interest . .      36.35       37.93        18.70        49.15

                               Three Months Ended
                -----------------------------------------------------
                     March 31,   June 30,  September 30, December 31,
                       2001       2001          2001         2001
                   -----------  ---------- ------------- ------------
Total revenues. . .$85,562,840 112,682,144  112,973,159  143,255,709
Gross operating
  profit. . . . . . 20,390,603  29,795,756   32,787,782   36,116,251
Net income. . . . . 16,945,686  26,416,117   26,952,487   31,175,139
Net income per
  Limited Partner-
  ship Interest . .      41.53       64.73        56.04        55.56

----------

(1) The first quarter of 2000 includes an extraordinary gain related to the extinguishment of debt of approximately $6.2 million.


(16)  SUBSEQUENT EVENTS

     During January 2002, the Partnership made a distribution for 2001 of $80,800,000 to its Holders of Interests ($200 per Interest) and $8,977,778 to the General Partner and Associate Limited Partners, collectively.

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

     There is no family relationship among any of the foregoing director or officers. Mr. Nickele has been elected to serve a one-year term as director until the annual meeting of the General Partner to be held on August 13, 2002. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the General Partner to be held on August 13, 2002. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which the director or any officer was selected as such.

     The foregoing director and most of the officers are also officers and/or directors of JMB, which is the corporate general partner of Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII") and Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV") and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"). JMB is also the sole general partner of the associate general partner of Carlyle-XIII and Carlyle-XIV. Most of the foregoing director and officers are also officers and/or directors of various affiliated companies of JMB. Certain of the foregoing officers and director are partners, indirectly through one or more other partnerships, of the Associate Limited Partners of the Partnership.

     The business experience during the past five years of such director and officers of the General Partner of the Partnership includes the following:

     Judd D. Malkin (age 64) is Chief Financial Officer, Chairman and a director of JMB and an officer and/or director of various JMB affiliates. He is also an individual general partner of JMB Income-V and a partner, indirectly through other partnerships, in the Associate Limited Partners of the Partnership. Mr. Malkin has been associated with JMB since October, 1969. He is also a director of Chisox Corporation, which is the general partner of a limited partnership that owns the Chicago White Sox, a Major League Baseball team, and a director of CBLS, Inc., which is the general partner of the general partner of a limited partnership that owns the Chicago Bulls, a National Basketball Association team. Mr. Malkin was also a Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc. from its inception in 1993 until November 2000.

     Neil G. Bluhm (age 64) is President and a director of JMB and an officer and/or director of various JMB affiliates. He is also an individual general partner of JMB Income-V and a partner, indirectly through other partnerships, in the Associate Limited Partners of the Partnership. Mr. Bluhm has been associated with JMB since August, 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds. He was also Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc. from its inception in 1993 until November 2000. Mr. Bluhm is a member of the Bar of the State of Illinois.

     H. Rigel Barber (age 53) is Chief Executive Officer and Executive Vice President of JMB and an officer of various JMB affiliates. He is also a partner, indirectly through one or more other partnerships, in the Associate Limited Partners of the Partnership. Mr. Barber has been associated with JMB since March, 1982. He received a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 53) is Senior Vice President of JMB and an officer of various JMB affiliates. He is also a partner, indirectly through one or more other partnerships, in the Associate Limited Partners of the Partnership. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

    Gary Nickele (age 49) is Executive Vice President and General Counsel of JMB and an officer and/or director of various JMB affiliates. He is also a partner, indirectly through one or more other partnerships, in the Associate Limited Partners of the Partnership. Mr. Nickele has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     James D. Motta (age 46) has been President and Chief Executive Officer of St. Joe/Arvida Company, L.P. ("St. Joe/Arvida"), a joint venture among affiliates of The St. Joe Company and of JMB for real estate development, ownership and management, since November 1997. From April 1995 until August 1998 Mr. Motta was President and Chief Executive Officer of Arvida Company.

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

     Neil G. Bluhm is Vice Chairman of Amfac Hawaii, LLC, Judd D. Malkin is Chairman of Amfac Hawaii, LLC, and Gary Nickele is President and Manager of Amfac Hawaii, LLC. On February 27, 2002, Amfac Hawaii, LLC and certain of its subsidiaries and affiliates filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. Amfac Hawaii, LLC, together with its subsidiaries, principally owns and develops real estate in the State of Hawaii, and they filed the Chapter 11 proceedings in part to enable them to achieve an orderly reorganization of their debt to serviceable levels.


ITEM 11.  EXECUTIVE COMPENSATION

     The officers and directors of the General Partner receive no direct remuneration in such capacities from the Partnership. The General Partner and the Associate Limited Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses as described under the caption "Cash Distributions and Allocations of Profit and Losses" at pages 61 to 64 of the Prospectus and at pages A-9 to A-16 of the Partnership Agreement, which descriptions are incorporated herein by reference to Exhibit 99.1, to this report. Reference is also made to Notes 1 and 12 for a description of such distributions and allocations. The General Partner and the Associate Limited Partners, collectively, received or were deemed to have received cash distributions in 2001 totaling approximately $8,983,366 and in January 2002 totaling $8,977,778. Pursuant to the Partnership Agreement, the General Partner and Associate Limited Partners were allocated profits for Federal income tax purposes for 2001 of approximately $13,257,000. Reference is made to Note 12 for further discussion of this allocation.

     The Partnership is permitted to engage in various transactions involving the General Partner and its affiliates, as described under the captions "Management of the Partnership" at pages 56 to 59 of the Prospectus, "Conflicts of Interest" at pages 21-24 of the Prospectus and "Rights, Powers and Duties of the General Partner" at pages A-16 to A-28 of the Partnership Agreement, which descriptions are hereby incorporated herein by reference to Exhibit 99.1 to this report. Such transactions may involve conflicts of interest for the General Partner or its affiliates. The relationships of the General Partner (and its director and executive officers) and its affiliates to the Partnership are set forth above in
Item 10.

     The Partnership and its affiliate, Arvida Company ("Arvida"), entered into an information systems sharing agreement that sets forth (i) the Partnership's and Arvida's mutual ownership rights with respect to certain proprietary computer software jointly developed by the Partnership and Arvida, and (ii) the arrangement for the sharing by Arvida of certain computer hardware and software owned, leased or licensed by the Partnership and its affiliates and various related information systems services (collectively, the "Information Resources"), provided that Arvida pays its allocable share of the costs of using such Information Resources.

     In November 1997, St. Joe/Arvida Company, L.P. ("St. Joe/Arvida") acquired the major assets of Arvida, including the Arvida name and service marks with respect to the Arvida name. Pursuant to a license agreement with Arvida, the Partnership has a non-exclusive right to use the Arvida name and service marks with respect to the Arvida name. In connection with the acquisition of Arvida's assets, St. Joe/Arvida was assigned Arvida's rights and obligations under the license agreement with the Partnership.
In addition, St. Joe/Arvida was assigned Arvida's rights and obligations under the information systems sharing agreement discussed above.

     St. Joe/Arvida also entered into a sub-management agreement with Arvida, effective January 1, 1998, whereby St. Joe/Arvida provides a substantial portion of the development and management supervisory and advisory services (and the personnel therefor) to the Partnership that Arvida would otherwise provide pursuant to its management agreement with the Partnership. Effective January 1, 1998, St. Joe/Arvida employed most of the personnel previously employed by Arvida, and the services provided to the Partnership pursuant to the sub-management agreement generally have been provided by the same personnel. St. Joe/Arvida is reimbursed for such services and personnel on the same basis as Arvida under its management agreement, and such reimbursements are made directly to St. Joe/Arvida by the Partnership. The total of such reimbursements made during the year ended December 31, 2001, was approximately $4,446,000. In addition, approximately $110,000 was outstanding at December 31, 2001 pursuant to the sub-management agreement, all of which was paid as of March 1, 2002. The Partnership also receives reimbursement from St. Joe/Arvida for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership on behalf of St. Joe/Arvida. For the year ended December 31, 2001, the Partnership received approximately $4,244,000 from St. Joe/Arvida or its affiliates. In addition, $392,600 was owed to the Partnership at December 31, 2001, all of which was received as of March 1, 2002. The St. Joe Company owns a majority interest in St. Joe/Arvida, and affiliates of JMB own a minority interest in St. Joe/Arvida.

     JMB Insurance Agency, Inc., an affiliate of the General Partner, earned and received insurance brokerage commissions in 2001 of approximately $284,500 in connection with providing insurance coverage for certain of the properties of the Partnership, all of which was paid as of December 31, 2001. Such commissions are at rates set by insurance companies for the classes of coverage provided. For the years 2000 and 1999, JMB Insurance Agency, Inc. earned and received insurance brokerage commissions of approximately $306,300 and $249,700, respectively.

     The General Partner of the Partnership or its affiliates are entitled to reimbursement for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and the acquisition, development, ownership, supervision, and operation of the Partnership assets. In 2001, the General Partner and its affiliates were entitled to reimbursements for legal, accounting, portfolio management and treasury services. Such costs for 2001 were approximately $632,412, all of which were paid as of December 31, 2001. For 2000 and 1999, such costs were approximately $476,100 and $484,000, respectively.

     The Partnership was also entitled to receive reimbursements from affiliates of the General Partner for certain general and administrative expenses including, and without limitation, salary and salary-related expenses relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the year ended December 31, 2001, the total of such costs incurred was approximately $315,500. Approximately $48,900 was outstanding as of December 31, 2001, all of which was received as of March 1, 2002.

     Amounts payable to or by the General Partner or its affiliates do not bear interest.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     (a) The following have reported beneficial ownership of more than 5% of the outstanding Interests of the Partnership.

                    NAME AND ADDRESS        AMOUNT AND NATURE
                    OF BENEFICIAL           OF BENEFICIAL     PERCENT
TITLE OF CLASS      OWNER                   OWNERSHIP         OF CLASS
--------------      ----------------        ----------------- --------

Limited Partnership The St. Joe Company     106,200.4399      26.3%
Interests and       1650 Prudential Drive,  Interests
Assignee Interests  Suite 400               directly (1)
therein             Jacksonville,
                    Florida 32207

Limited Partnership Alfred I. duPont        106,200.4399      26.3%
Interests and       Testamentary Trust      Interests
Assignee Interests                          indirectly (2)
therein

Limited Partnership The Nemours             106,200.4399      26.3%
Interests and       Foundation              Interests
Assignee Interests                          indirectly (2)
therein

Limited Partnership Winfred L. Thornton     106,200.4399      26.3%
Interests and                               Interests
Assignee Interests                          indirectly (2)
therein

Limited Partnership William T.              106,200.4399      26.3%
Interests and       Thompson III            Interests
Assignee Interests                          indirectly (2)
therein

Limited Partnership Hugh M. Durden          106,200.4399      26.3%
Interests and                               Interests
Assignee Interests                          indirectly (2)
therein

Limited Partnership John F. Porter III      106,200.4399      26.3%
Interests and                               Interests
Assignee Interests                          indirectly (2)
therein

Limited Partnership Herbert H. Peyton       106,200.4399      26.3%
Interests and                               Interests
Assignee Interests                          indirectly (2)
therein

(1) Reflects beneficial ownership of Interests held directly by The St. Joe Company for which it has been reported that it has shared voting and dispositive power.

(2) Reflects indirect beneficial ownership of Interests held directly by The St. Joe Company. Messrs. Thorton, Thompson, Durden, Porter and Peyton are trustees and directors of the Alfred I. duPont Testamentary Trust (the "Trust") and The Nemours Foundation (the "Foundation"), respectively. As a result of the Trust's and the Foundation's respective direct and beneficial ownerships of outstanding shares of common stock of The St. Joe Company, the Trust, Foundation and Messrs. Thorton, Thompson, Durden, Porter and Peyton are or may be deemed to be indirect beneficial owners of 106,200.4399 Interests owned directly by The St. Joe Company for which they each have or may be deemed to have shared voting and dispositive power. See note (1) above. The address for each of the Trust, Foundation and Messrs. Thorton, Thompson, Durden, Porter and Peyton is 4600 Touchton Road, East Building, Suite 500, Jacksonville, Florida 32207.

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

                  21.     Subsidiaries of the Registrant.

                  99.1.   Pages 21-24, 56-59, 61-64, A-9 to A-28, A-31
                          to A-33, and B-2 of the Partnership's
                          Prospectus dated September 16, 1987 are filed herewith.


        * Previously filed with the Securities and Exchange Commission as Exhibits 10.4 and 10.5, respectively, to the Partnership's Registration Statement (as amended) on Form S-1 (File No. 33 14091) under the Securities Act of 1933 filed on September 11, 1987 and incorporated herein by reference.

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

     No annual report or proxy material for the fiscal year 2001 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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


                        ARVIDA/JMB PARTNERS, L.P.

                        BY:     Arvida/JMB Managers, Inc.
                                (The General Partner)



                                GAILEN J. HULL
                        By:     Gailen J. Hull
                                Vice President
                        Date:   March 25, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                JUDD D. MALKIN
                        By:     Judd D. Malkin, Chairman
                                ChiefExecutive Officer
                                and Chief Financial Officer
                        Date:   March 25, 2002



                                GAILEN J. HULL
                        By:     Gailen J. Hull, Vice President
                                Principal Accounting Officer
                        Date:   March 25, 2002



                                GARY NICKELE
                        By:     Gary Nickele, Director
                        Date:   March 25, 2002

                       ARVIDA/JMB PARTNERS, L.P.

                             EXHIBIT INDEX


                                             DOCUMENT      SEQUENTIALLY
EXHIBIT                                     INCORPORATED   NUMBERED
NO.      EXHIBIT                            BY REFERENCE   PAGE
-------  -------                            ------------   ------------

  3.1.   Amended and Restated Agree-
         ment of Limited Partnership
         of the Partnership.                     Yes

  3.2.   Assignment Agreement by and
         among the General Partner, the
         Initial Limited Partner and the
         Partnership                             Yes

  4.1.   Credit Agreement dated July 31,
         1997 between Barnett Bank, N.A.
         and The Other Lenders and Arvida/
         JMB Partners, L.P.                      Yes

  4.2.   Amendment to Credit Agreement
         dated September 1, 1998                 Yes

  4.3.   Absolute Assignment of Mortgages
         and Other Documents for
         $11,250,000 Term Loan Promissory
         Note, $3,000,000 Line of Credit
         Promissory Note, and $750,000
         Demand Note Letter of Credit
         Promissory Note.                        Yes

  4.4.   Absolute Assignment of Mortgages
         and Other Documents for $28,125,000
         Term Loan Promissory Note,
         $7,500,000 Line of Credit Promissory
         Note, and $1,875,000 Demand Note
         Letter of Credit Promissory Note.       Yes

  4.5.   Absolute Assignment of Deed to
         Secure Debt and Other Documents.        Yes

         Term Loan Promissory Note dated
         September 1, 1998 Payable to the
         Order of First Union National bank.     Yes

         Line of Credit Promissory Note
         dated September 1, 1998 Payable to
         the Order of First Union National
         Bank.                                   Yes

         Letter of Credit Line Demand Note
         dated September 1, 1998 Payable
         to the Order of First Union National
         Bank.                                   Yes

                                             DOCUMENT      SEQUENTIALLY
EXHIBIT                                     INCORPORATED   NUMBERED
NO.      EXHIBIT                            BY REFERENCE   PAGE
-------  -------                            ------------   ------------

  4.14.  Bifurcation of Note Agreement of
         that Certain Consolidated and
         Restated Term Loan Promissory
         Note dated September 1, 1998            Yes

         Renewal Term Loan Promissory
         Note dated September 1, 1998.           Yes

         Renewal Line of credit Promissory
         Note dated September 1, 1998.           Yes

         Renewal Demand Note Letter of
         Credit Line dated September 1,
         1998.                                   Yes

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

 10.4.   Joint Venture Agreement dated
         as of September 10, 1987, of
         Arvida/JMB Partners, a Florida
         general partnership.                    Yes

 10.5.   Stipulation of Settlement dated
         April 1, 1997, filed in the
         Circuit Court of Cook County,
         Illinois, Chancery Department           Yes

 10.6.   Information Systems Sharing
         Agreement dated November 6,
         1997 between Arvida/JMB Partners,
         L.P. and Arvida Company                 Yes

 21.     Subsidiaries of the Registrant          No

 99.1.   Pages 21-24, 56-59, 61-64 and
         A-9 to A-28, A-31 to A-33, and
         B-2 of the Partnership's
         Prospectus dated September 16,
         1987 filed pursuant to
         Rules 424(b) and 424(c)                 No