Form 10-Q
period 2002-03-31
ARVIDA JMB PARTNERS L P
filed 2002-05-20
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.   20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 2002         Commission file #0-16976




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

                      CONSOLIDATED BALANCE SHEETS

                 MARCH 31, 2002 AND DECEMBER 31, 2001


                                ASSETS
                                ------

                                          MARCH 31,     DECEMBER 31,
                                            2002           2001
                                         (Unaudited)    (See Note)
                                        -------------   -----------

Cash and cash equivalents . . . . . . . .$ 69,097,885   123,181,440
Restricted cash . . . . . . . . . . . . .   9,832,352    13,347,801
Trade and other accounts receivable
  (net of allowance for doubtful
  accounts of $223,000 at March 31,
  2002 and December 31, 2001) . . . . . .   1,812,159     2,117,129
Real estate inventories . . . . . . . . .  61,222,801    79,515,407
Property and equipment, net . . . . . . .   2,220,131     2,394,580
Investments in and advances to
  joint ventures, net . . . . . . . . . .     397,170       440,292
Amounts due from affiliates, net. . . . .     366,302       363,630
Prepaid expenses and other assets . . . .   5,079,114     6,880,531
Assets held for sale. . . . . . . . . . .  44,588,247    44,698,733
                                         ------------  ------------

          Total assets. . . . . . . . . .$194,616,161   272,939,543
                                         ============  ============

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                CONSOLIDATED BALANCE SHEETS (CONTINUED)



              LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
              ------------------------------------------

                                          MARCH 31,     DECEMBER 31,
                                            2002           2001
                                         (Unaudited)    (See Note)
                                        -------------   -----------
Liabilities:
  Accounts payable. . . . . . . . . . . .$ 11,072,342    13,040,320
  Deposits. . . . . . . . . . . . . . . .   9,799,699    15,491,569
  Accrued expenses and other
    liabilities . . . . . . . . . . . . .  11,713,826    13,811,536
  Liabilities related to assets held
    for sale. . . . . . . . . . . . . . .  19,235,210    19,945,606
                                         ------------  ------------

  Commitments and contingencies

          Total liabilities . . . . . . .  51,821,077    62,289,031
                                         ------------  ------------

Partners' capital accounts:
  General Partner and
   Associate Limited Partners:
    Capital contributions . . . . . . . .      20,000        20,000
    Cumulative net income . . . . . . . .  86,446,025    86,226,802
    Cumulative cash distributions . . . . (84,899,882)  (75,922,104)
                                         ------------  ------------
                                            1,566,143    10,324,698
                                         ------------  ------------
  Limited Partners:
    Capital contributions,
      net of offering costs . . . . . . . 364,841,815   364,841,815
    Cumulative net income . . . . . . . . 365,238,163   343,535,036
    Cumulative cash distributions . . . .(588,851,037) (508,051,037)
                                         ------------  ------------
                                          141,228,941   200,325,814
                                         ------------  ------------
          Total partners' capital
            accounts. . . . . . . . . . . 142,795,084   210,650,512
                                         ------------  ------------

          Total liabilities and
            partners' capital . . . . . .$194,616,161   272,939,543
                                         ============  ============


NOTE: The consolidated balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.







              The accompanying notes are an integral part of these consolidated financial statements.

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                 CONSOLIDATED STATEMENTS OF OPERATIONS

              THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                              (UNAUDITED)



                                              2002            2001
                                           -----------     ----------
Revenues:
  Housing . . . . . . . . . . . . . . .    $88,606,519     79,469,880
  Homesites . . . . . . . . . . . . . .          --            63,000
  Land and property . . . . . . . . . .        465,292        304,080
  Operating properties. . . . . . . . .          --         1,144,440
  Brokerage and other operations. . . .        577,866        984,840
                                           -----------     ----------
        Total revenues. . . . . . . . .     89,649,677     81,966,240
                                           -----------     ----------
Cost of revenues:
  Housing . . . . . . . . . . . . . . .     64,807,417     59,865,165
  Homesites . . . . . . . . . . . . . .          --            37,457
  Land and property . . . . . . . . . .        554,485         21,848
  Operating properties. . . . . . . . .         11,894      1,100,590
  Brokerage and other operations. . . .        526,796      1,296,362
                                           -----------     ----------
        Total cost of revenues. . . . .     65,900,592     62,321,422
                                           -----------     ----------
Gross operating profit. . . . . . . . .     23,749,085     19,644,818
Selling, general and administrative
  expenses. . . . . . . . . . . . . . .     (3,312,220)    (4,414,484)
                                           -----------     ----------
        Net operating income. . . . . .     20,436,865     15,230,334

Interest income . . . . . . . . . . . .        371,607      1,009,776
Equity in earnings (losses) of
  unconsolidated ventures . . . . . . .        158,500        (54,485)
Interest and real estate taxes,
  net of amounts capitalized. . . . . .        (10,865)        (8,743)
                                           -----------     ----------
        Income from continuing
          operations. . . . . . . . . .     20,956,107     16,176,882

Assets held for sale:
  Income from assets held for sale. . .        966,243        768,804
                                           -----------     ----------

        Net income. . . . . . . . . . .    $21,922,350     16,945,686
                                           ===========     ==========

        Net income per Limited
          Partnership Interest. . . . .    $     53.72          41.53
                                           ===========     ==========

        Cash distributions per
          Limited Partnership
          Interest. . . . . . . . . .      $    200.00         100.00
                                           ===========     ==========






              The accompanying notes are an integral part of these consolidated financial statements.

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

              THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                              (UNAUDITED)

                                              2002            2001
                                          ------------    -----------

Net income. . . . . . . . . . . . . . .   $ 21,922,350     16,945,686
Charges (credits) to net income not
 requiring (providing) cash:
  Depreciation and amortization . . . .        225,780        823,174
  Equity in earnings of unconsolidated
    ventures. . . . . . . . . . . . . .       (158,500)        54,485
  Provision for doubtful accounts . . .          --            12,581
Changes in:
  Restricted cash . . . . . . . . . . .      3,515,449        809,270
  Trade and other accounts receivable .        304,970        279,784
  Real estate inventories:
    Additions to real estate inventories   (42,127,359)   (59,362,438)
    Cost of sales . . . . . . . . . . .     61,100,089     56,244,105
    Capitalized interest. . . . . . . .       (180,123)      (314,904)
    Capitalized real estate taxes . . .       (500,001)      (755,995)
  Amounts due from affiliates, net. . .         (2,672)       357,717
  Prepaid expenses and other assets . .      1,772,250       (266,802)
  Accounts payable, accrued expenses
    and other liabilities . . . . . . .     (4,065,795)    (2,420,012)
  Deposits and unearned income. . . . .     (5,691,870)    (1,141,706)
  Assets/liabilities related to
    assets held for sale. . . . . . . .       (599,910)     4,794,748
                                          ------------    -----------
          Net cash provided by
            operating activities. . . .     35,514,658     16,059,693
                                          ------------    -----------
Investing activities:
  Additions to property and equipment .        (22,164)       (94,431)
  Proceeds from sales of property
    and equipment . . . . . . . . . . .          --             4,993
  Joint venture distributions . . . . .        201,729         71,890
                                          ------------    -----------
          Net cash provided by
            (used in) investing
            activities. . . . . . . . .        179,565        (17,548)
                                          ------------    -----------
Financing activities:
  Distributions to General Partner and
    Associate Limited Partners. . . . .     (8,977,778)    (4,488,888)
  Distributions to Limited Partners . .    (80,800,000)   (40,400,000)
                                          ------------    -----------
          Net cash used in
            financing activities. . . .    (89,777,778)   (44,888,888)
                                          ------------    -----------
Decrease in Cash and
  cash equivalents. . . . . . . . . . .    (54,083,555)   (28,846,743)
Cash and cash equivalents,
  beginning of period . . . . . . . . .    123,181,440     61,425,686
                                          ------------    -----------
Cash and cash equivalents,
  end of period . . . . . . . . . . . .   $ 69,097,885     32,578,943
                                          ============    ===========



              The accompanying notes are an integral part of these consolidated financial statements.

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 2002 AND 2001
                              (UNAUDITED)



     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2001, which are included in the Partnership's 2001 Annual Report on Form 10-K (File No. 0-16976) filed on April 1, 2002, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements, and which are required by accounting principles generally accepted in the United States for complete financial statements, have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 2001 Annual Report.


GENERAL

     In the opinion of the General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of March 31, 2002 and December 31, 2001 and for the three months ended
March 31, 2002 and 2001. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2002.

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

Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives are no longer amortized, but are reviewed annually, or more frequently if impairment indicators arise, for impairment. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS
No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The amortization provisions of SFAS
No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions of SFAS No. 142 are effective upon adoption of SFAS No. 142. Companies are required to adopt SFAS No. 142 in their fiscal year beginning after December 15, 2001 (i.e., January 1, 2002 for calendar year companies). The adoption of SFAS No. 141 and No. 142 did not have a material impact on the Partnership's balance sheets, results of operations or cash flows.

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

     Discontinued Operations

     Effective January 1, 2002, the Company adopted SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, operations of The Shoppes at Town Center and the Weston Hills Country Club, which meet the criteria for Assets held for sale, have been accounted for as income from Assets held for sale, and the results of operations for those entities have been excluded from continuing operations in the consolidated statements of operations for all periods presented.

     Capitalized Interest and Real Estate Taxes

     Interest, including the amortization of loan fees, of $180,123 and $314,904 was incurred for the three months ended March 31, 2002 and 2001, respectively, all of which was capitalized. Interest payments, including amounts capitalized, of $179,647 and $221,231 were made during the three months ended March 31, 2002 and 2001, respectively. The decrease in interest incurred and paid during the three month period ending March 31, 2002 as compared to the same period in 2001 is due primarily to the decline in interest rates throughout 2001.

     Real estate taxes of $510,866 and $764,738 were incurred for the three months ended March 31, 2002 and 2001, respectively, of which $500,001 and $755,995 were capitalized, respectively. Real estate tax payments of $28,291 and $31,092 were made during the three months ended March 31, 2002 and 2001, respectively. In addition, real estate tax reimbursements totaling $98,315 and $56,228 were received from the Partnership's escrow agent during the three months ended March 31, 2002 and 2001, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities, other operating properties, or assets held for sale, as these taxes are included in cost of revenues for those properties.

     Property and Equipment and Other Assets

     Depreciation expense of $196,613 and $662,259 was recorded for the three months ended March 31, 2002 and 2001, respectively. Amortization of other assets, excluding loan fees, of $0 and $98,415 was recorded for the three months ended March 31, 2002 and 2001, respectively. Amortization of loan fees is included in interest expense, of which $29,167 and $62,500 was recorded for the three months ended March 31, 2002 and 2001, respectively.

     Partnership Distributions

     During April 2002, the Partnership made a distribution of $30,300,000 to its Holders of Interests ($75.00 per Interest) and $3,366,667 to the General Partner and Associate Limited Partners, collectively.

     During January 2002, the Partnership made a distribution for 2001 of $80,800,000 to its Holders of Interests ($200.00 per Interest) and $8,977,778 to the General Partner and Associate Limited Partners, collectively.

     During July 2001, the Partnership made a distribution of $40,400,000 to its Holders of Interests ($100.00 per Interest) and $4,488,888 to the General Partner and Associate Limited Partners, collectively.

     During May 2001, distributions totaling $22,901 (approximately $.06 per Interest), were deemed paid to Holders of Interests all of which was remitted to the North Carolina tax authorities on their behalf for the 2000 non-resident withholding tax. Also in May 2001, the General Partner and Associate Limited Partners, collectively, were entitled to a distribution of $2,545 on their behalf for the 2000 North Carolina non-resident withholding tax.

     During January 2001, the Partnership made a distribution for 2000 of $40,400,000 to its Holders of Interests ($100.00 per Interest) and $4,488,888 to the General Partner and Associate Limited Partners, collectively.

     Reclassifications

     Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

NOTES AND MORTGAGES PAYABLE

     On July 31, 1997, the Partnership obtained a new credit facility from certain banks with Barnett Bank, N.A. being the primary agent on the facility. The credit facility consisted of a $75 million term loan, a $20 million revolving line of credit and a $5 million letter of credit facility which matured on July 31, 2001. The term loan, which was paid off in December 2000, and the letter of credit facility were not renewed. The $20 million revolving line of credit was extended for a fee of $50,000 to September 30, 2002 with First Union National Bank as the only lender.
There have been no borrowings on the revolving line of credit since it was extended.

     In May 2000, the Partnership closed on a $20 million loan with First Union National Bank for the development and construction of The Shoppes of Town Center in Weston, a mixed use retail/office plaza consisting of approximately 158,000 net leasable square feet. The loan was made to an indirect, majority-owned subsidiary of the Partnership, and the Partnership has guaranteed the obligations of the borrower, subject to a reduction in the guarantee upon the satisfaction of certain conditions. At March 31, 2002, the balance outstanding on the loan was approximately $13,905,000. This amount is included in Liabilities held for sale on the accompanying consolidated balance sheets. Interest on the loan (as modified effective May 31, 2001 and further modified effective December 31, 2001) is payable based on the relevant LIBOR rate plus 1.8% during the first twenty-five months of the loan. Thereafter, subject to the satisfaction of certain conditions, including, among other things, the lien-free completion of construction of the retail/office plaza by July 1, 2002, the maturity date for the loan would be extended for eleven months and monthly payments of principal and interest would be due based upon a 25 year loan amortization schedule and an assumed interest rate based on the ten-year treasury bond rate plus 2.5% per annum. The loan may be prepaid in whole or in part at anytime, provided that the borrower pays any costs or expenses of the lender incurred as a result of a prepayment on a date other than the last day of a LIBOR interest period. Construction of The Shoppes of Town Center commenced in March 2000 and is substantially complete at March 31, 2002. Effective December 31, 2001, the Partnership was granted an extension from

January 1, 2002 to July 1, 2002, in order to satisfy certain conditions, including the lien-free completion of construction of the retail/office plaza, and obtained an extension of the outside maturity date of the loan to May 31, 2003. The extension is incorporated in the terms of the loan noted above. In the event that the requisite conditions to obtain the outside maturity date are not satisfied prior to July 1, 2002, the Partnership may seek to extend the loan or may pay off the outstanding balance from its available cash. Currently, the fully constructed portion of the property is approximately 99% leased to tenants.

TRANSACTIONS WITH AFFILIATES

     The Partnership, subject to certain limitations, may engage affiliates of the General Partner for insurance brokerage and certain other administrative services to be performed in connection with the administration of the Partnership and its assets. The total of such costs for the three months ended March 31, 2002 was approximately $25,900 all of which was paid as of May 1, 2002. The total of such costs for the three months ended March 31, 2001 was approximately $13,800. In addition, the General Partner and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Partnership and the operation of the Partnership's properties. Such costs were approximately $125,600 and $321,600 for the three months ended
March 31, 2002 and 2001, respectively, all of which were paid as of May 1, 2002.

     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salaries and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the three month period ended March 31, 2002, the amount of such costs incurred by the Partnership on behalf of these affiliates totaled approximately $54,800. At March 31, 2002, approximately $18,000 was owed to the Partnership, all of which was received as of May 1, 2002. For the three month period ended March 31, 2001, the Partnership was entitled to reimbursements of approximately $30,100.

     For the three month periods ended March 31, 2002 and 2001, the Partnership reimbursed St. Joe/Arvida Company, L.P. ("St. Joe/Arvida") or its affiliates approximately $2,377,000 and $2,842,500, respectively, for the services provided to the Partnership by St. Joe/Arvida pursuant to a sub-management agreement for development and management supervisory and advisory services (and personnel with respect thereto) to the Partnership. At March 31, 2002, the Partnership owed St. Joe/Arvida approximately $142,300 for services provided pursuant to this agreement, all of which was paid as of May 1, 2002. The Partnership also receives reimbursement from St. Joe/Arvida and its affiliates for certain general and administrative costs including, and without limitation, salaries and salary-related costs relating to work performed by employees of the Partnership on behalf of St. Joe/Arvida and its affiliates. For the three month periods ended March 31, 2002 and 2001, the Partnership was entitled to reimbursement of such costs totaling approximately $1,692,300 and $1,070,400, respectively, from St. Joe/Arvida and its affiliates. Of this amount, approximately $431,500 was owed to the Partnership at March 31, 2002, all of which was received as of May 1, 2002.

     The Partnership pays for certain general and administrative costs on behalf of its clubs, homeowner associations and maintenance associations (including salaries and salary-related costs and legal fees). The Partnership receives reimbursements from these entities for such costs. For the three month periods ended March 31, 2002 and 2001, the Partnership was entitled to receive approximately $23,600 and $59,600, respectively, from these entities, all of which was paid.

     The Partnership, pursuant to certain agreements, provides management and other personnel and services to certain of its homeowners associations.

Pursuant to these agreements, the Partnership is entitled to receive management fees for the services provided to these entities. Due to the timing of the cash flows generated from these entities' operations, such fees are typically paid in arrears. For the three months ended March 31, 2002 and 2001, the Partnership was entitled to receive approximately $127,700 and $79,100, respectively. At March 31, 2002, approximately $59,500 was unpaid, none of which was received as of May 1, 2002.

     In January 2002, the General Partner and Associate Limited Partners, collectively, received cash distributions from the Partnership in the aggregate amount of $8,977,778. In April 2002, the General Partner and Associate Limited Partners, collectively, received cash distributions in the aggregate amount of $3,366,667. In January 2001, the General Partner and Associate Limited Partners, collectively, received cash distributions in the aggregate amount of $4,488,888.

     All amounts receivable from or payable to the General Partner or its affiliates do not bear interest and are expected to be paid in future periods.

COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under standby letters of credit and performance bonds for approximately $893,400 and $17,606,400, respectively, at March 31, 2002. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable under performance bonds for approximately $321,300 at March 31, 2002.

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

     The Partnership has been named a defendant in a purported class action entitled Lakes of the Meadow Village Homes, Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight and Nine Maintenance Associates, Inc.,
v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. The original complaint was filed on or about November 27, 1995 and an amended complaint, which purports to be a class action, was filed on or about February 28, 1997. In the case, plaintiffs seek damages, attorneys' fees and costs on behalf of the 460 building units they allegedly represent for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs allege that Walt Disney World Company is responsible for liabilities that may arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership is potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs allege breach of building codes and breach of implied warranties. In addition, plaintiffs seek rescission and cancellation of various general releases obtained by the Partnership allegedly in the course of the turnover of the Community to the residents. Previously, the trial court had granted the Partnership summary judgment against the plaintiffs' claims, based on the releases obtained by the Partnership. The ruling was reversed on appeal, the appellate court finding that there were issues of material fact, which precluded the entry of judgment for the Partnership, and the case was remanded to the trial court for further proceedings. On or about April 9, 1999, plaintiffs supplied a budget estimate for repairs of the alleged defects and damages based on a limited survey of nine buildings, only, out of a total of 115 buildings. Based on this limited survey and assuming that the same alleged defects and damages show up with the same frequency in the entire 460 building units, plaintiffs estimate the total repairs to cost approximately $7.0 million. Plaintiffs have indicated that they may seek to hold the Partnership responsible for the entire amount of alleged damages owing.
The Partnership has tendered this matter to Disney pursuant to the Partnership's indemnification rights and has filed a third-party complaint against it pursuant to the Partnership's rights of contractual indemnity. The Partnership has also answered the amended complaint and has filed a cross-claim against Disney's affiliate, Walt Disney World Company, for common law indemnity and contribution. Discovery in this litigation is proceeding.

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

     The Partnership has not examined all of the buildings nor fully assessed the alleged merits of the plaintiffs' report based on the limited survey of nine buildings nor the findings of the Building Department. The Partnership is currently being defended by counsel for one of its insurance carriers. The Partnership has settled the claims brought in connection with Lakes of the Meadows Village Homes Condominium No. 8 Maintenance Association, Inc. for a payment of $155,000 funded by one of the Partnership's insurance carriers. Representatives of the Partnership may discuss with representatives of Condominium No. 8 Maintenance Association, Inc. issues raised by the Building Department's findings for that Association's condominium units. The Partnership intends to vigorously defend itself against the remaining claims made by the other condominium associations, by, among other things, pursuing its defenses of release.

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

     Pursuant to Section 5.5J of the Partnership Agreement, on October 23, 1997, the Board of Directors of the General Partner met and approved a resolution selecting the option set forth in Section 5.5J(i)(c) of the Partnership Agreement for the Partnership to commence an orderly liquidation of its remaining assets that is to be completed by October 2002. However, there is no assurance that all of the remaining assets of the Partnership can or will be sold or disposed of by October 2002. Among the important factors involved in liquidating the Partnership's assets are the retention of an adequate workforce, maintaining existing relationships with vendors and tradesmen through completion of construction, and the marketing and sale of the Weston Hills Country Club and The Shoppes of Town Center in Weston. Among other things, financing for prospective purchasers of recreational properties such as the Weston Hills Country Club and commercial properties such as The Shoppes of Town Center in Weston generally may be more difficult to obtain as a result of the events of September 11, 2001 and continued weakness in the domestic economy.

     At March 31, 2002 and December 31, 2001, the Partnership had unrestricted Cash and cash equivalents of approximately $69,098,000 and $123,181,000, respectively. Cash and cash equivalents are available for future debt service, working capital requirements and distributions to partners and Holders of Interests. The source of both short-term and long-term future liquidity is expected to be derived primarily from the sale of housing units, land parcels and other assets and, to a limited extent, through certain project financing as discussed below. During April 2002, the Partnership made a distribution of $30,300,000 to its Holders of Interests ($75.00 per Interest) and $3,366,667 to the General Partner and Associate Limited Partners, collectively. During January 2002, the Partnership made a distribution for 2001 of $80,800,000 to its Holders of Interests ($200.00 per Interest) and $8,977,778 to the General Partner and Associate Limited Partners, collectively. During July 2001, the Partnership made a distribution of $40,400,000 to its Holders of Interests ($100.00 per Interest) and $4,488,888 to the General Partner and Associate Limited Partners, collectively. Also, during January 2001, the Partnership made a distribution for 2000 totaling approximately $44,888,900, of which $40,400,000 was distributed to the Holders of Interests ($100.00 per Interest), and approximately $4,488,900 was distributed to the General Partner and Associate Limited Partners, collectively. In addition, during May 2001, distributions totaling $22,901 (approximately $.06 per Interest), were deemed paid to Holders of Interests all of which was remitted to the North Carolina tax authorities on their behalf for the 2000 non-resident withholding tax. Also in May 2001, the General Partner and Associate Limited Partners, collectively, were entitled to a distribution of $2,545 on their behalf for the 2000 North Carolina non-resident withholding tax.

     On July 31, 1997, the Partnership obtained a new credit facility from certain banks with Barnett Bank, N.A. being the primary agent on the facility. The credit facility consisted of a $75 million term loan, a $20 million revolving line of credit and a $5 million letter of credit facility which matured on July 31, 2001. The term loan, which was paid off in December 2000, and the letter of credit facility were not renewed. The $20 million revolving line of credit was extended for a fee of $50,000 to September 30, 2002 with First Union National Bank as the only lender.
There have been no borrowings on the revolving line of credit since it was extended.

     In May 2000, the Partnership closed on a $20 million loan with First Union National Bank for the development and construction of The Shoppes of Town Center in Weston, a mixed use retail/office plaza consisting of approximately 158,000 net leasable square feet. The loan was made to an indirect, majority-owned subsidiary of the Partnership, and the Partnership has guaranteed the obligations of the borrower, subject to a reduction in the guarantee upon the satisfaction of certain conditions. At March 31, 2002, the balance outstanding on the loan was approximately $13,905,000. This amount is included in Liabilities held for sale on the accompanying consolidated balance sheets. Interest on the loan (as modified effective May 31, 2001 and further modified effective December 31, 2001) is payable based on the relevant LIBOR rate plus 1.8% during the first twenty-five months of the loan. Thereafter, subject to the satisfaction of certain conditions, including, among other things, the lien-free completion of construction of the retail/office plaza by July 1, 2002, the maturity date for the loan would be extended for eleven months and monthly payments of principal and interest would be due based upon a 25 year loan amortization schedule and an assumed interest rate based on the ten-year treasury bond rate plus 2.5% per annum. The loan may be prepaid in whole or in part at anytime, provided that the borrower pays any costs or expenses of the lender incurred as a result of a prepayment on a date other than the last day of a LIBOR interest period. Construction of The Shoppes of Town Center commenced in March 2000 and is substantially complete at March 31, 2002. Effective December 31, 2001, the Partnership was granted an extension from January 1, 2002, to July 1, 2002, in order to satisfy certain conditions, including the lien-free completion of construction of the retail/office plaza, and obtained an extension of the outside maturity date of the loan to May 31, 2003. The extension is incorporated in the terms of the loan noted above. In the event that the requisite conditions to obtain the outside maturity date are not satisfied prior to July 1, 2002, the Partnership may seek to extend the loan or may pay off the outstanding balance from its available cash. Currently, the fully constructed portion of the property is approximately 99% leased to tenants.

     In February 2002, unsolicited tender offers for Interests were made by
(1) First Commercial Guaranty ("FCG") to purchase up to 14,682 (approximately 3.67%) of the Interests for $150 per Interest, and (2) CMG Partners, LLC ("CMG") to purchase up to 4.9% of the Interests for $200 per Interest. The General Partner, on behalf of the Partnership, determined that each of the FCG offer and the CMG offer was inadequate and not in the best interests of the Holders of Interests. Accordingly, the General Partner recommended that Holders of Interest reject each such offer and not tender their Interests pursuant to either offer. The FCG offer and the CMG offer were scheduled to expire in March and May 2002, respectively.

RESULTS OF OPERATIONS

     The results of operations for the three months ended March 31, 2002 and 2001, are primarily attributable to the development and sale or operation of the Partnership's assets.

     For the three months ended March 31, 2002, the Partnership (including its consolidated and unconsolidated ventures) closed on the sale of 285 housing units and one commercial office building unit. This compares to closings in the first quarter of 2001 of 265 housing units and one homesite. Outstanding contracts ("backlog") at March 31, 2002, were for 509 housing units. This compares to a backlog at March 31, 2001 of 1,044 housing units, 6 homesites and approximately two acres of developed land. As of March 31, 2002, there were only 146 housing units not under contract.

     The Partnership's Communities, other than Weston, have completed construction. The Partnership's Weston Community is in its final stage of development, with an estimated remaining build-out ranging from three to seven months. Notwithstanding the estimated duration of the remaining build-out, the Partnership is currently seeking to complete an orderly liquidation of its remaining assets by October 2002 with a winding up and final distribution of any residual funds in 2004. However, there is no assurance that the orderly liquidation and/or the winding up and final distribution of any residual funds will occur within these time frames.

     Housing revenues and gross operating profit margins from housing operations increased for the three month period ended March 31, 2002 as compared to the same period in 2001, due to an increase in the number of units closed, a change in the mix of product sold and an increase in the average price of units closed in the Partnership's Weston Community. If current sales trends continue, the Partnership expects an increase in the average price of units closed with a corresponding increase in the gross operating profit margin for housing operations through the close-out of the Weston Community. Revenues generated from the closing of units in Weston account for approximately 100% and 99% of the housing revenues recognized for the three months ended March 31, 2002 and 2001, respectively.

     The decrease in homesite revenues for the three month period ended March 31, 2002 as compared to the same period in 2001 is due to the close-out of the remaining lot inventory in the Partnership's Communities. The Partnership's plan for the Weston Community included an increase in its home building operations, which resulted in a reduced number of lots available for sale to third party builders. The Partnership has no remaining lot inventory to be sold in Weston.

     Land and property revenues for the three months ended March 31, 2002 were generated primarily from the sale of a commercial office building unit in Weston. Land and property revenues for the three months ended March 31, 2001 were generated from the recognition of profits from land sales closed in prior years which had been deferred until the accounting criteria for profit recognition had been met.

     Operating properties represents activity from the Partnership's club operations, commercial properties and certain other operating assets. Effective January 1, 2002, the Partnership adopted SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, operations of The Shoppes at Town Center and the Weston Hills Country Club, which meet the criteria for Assets held for sale, have been accounted for as income from Assets held for sale, and the results of operations for those entities have been excluded from continuing operations in the consolidated statements of operations for all periods presented. The income from Assets held for sale increased for the three months ended
March 31, 2002 as compared to the same period in 2001 primarily due to rental revenues from The Shoppes at Town Center, which began generating rental income during the third quarter of 2001. Operating property revenues and cost of revenues decreased for the three month period ended March 31, 2002 as compared to the same period in 2001, due to the sale of the Weston Athletic Club in October 2001.

     The decrease in revenues from brokerage and other operations for the three months ended March 31, 2002 as compared to the same period in 2001 is due primarily to a decrease in brokerage commissions earned in Weston resulting from a reduced number of units closed by third party builders within the Community, a decrease in fees earned from the Partnership's mortgage brokerage operations and a decrease in revenue from the Partnership's property management activities.

     Selling, general and administrative expenses include all marketing costs, with the exception of those costs capitalized in conjunction with the construction of housing units, as well as project and general administrative costs. These expenses are net of the marketing fees received from third party builders. Selling, general and administrative expenses decreased for the three months ended March 31, 2002 as compared to the same period in 2001 due primarily to decreased project administrative costs resulting from the close out of several of the Partnership's Communities and the final stage of development of its Weston Community.

     Interest income decreased during the three months ended March 31, 2002 as compared to the same period in 2001 due primarily to the decline in interest rates throughout 2001.

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

     The Partnership has been named a defendant in a purported class action entitled Lakes of the Meadow Village Homes, Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight and Nine Maintenance Associates, Inc.,
v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. The original complaint was filed on or about November 27, 1995 and an amended complaint, which purports to be a class action, was filed on or about February 28, 1997. In the case, plaintiffs seek damages, attorneys' fees and costs on behalf of the 460 building units they allegedly represent for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs allege that Walt Disney World Company is responsible for liabilities that may arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership is potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs allege breach of building codes and breach of implied warranties. In addition, plaintiffs seek rescission and cancellation of various general releases obtained by the Partnership allegedly in the course of the turnover of the Community to the residents. Previously, the trial court had granted the Partnership summary judgment against the plaintiffs' claims, based on the releases obtained by the Partnership. The ruling was reversed on appeal, the appellate court finding that there were issues of material fact, which precluded the entry of judgment for the Partnership, and the case was remanded to the trial court for further proceedings. On or about April 9, 1999, plaintiffs supplied a budget estimate for repairs of the alleged defects and damages based on a limited survey of nine buildings, only, out of a total of 115 buildings. Based on this limited survey and assuming that the same alleged defects and damages show up with the same frequency in the entire 460 building units, plaintiffs estimate the total repairs to cost approximately $7.0 million. Plaintiffs have indicated that they may seek to hold the Partnership responsible for the entire amount of alleged damages owing.
The Partnership has tendered this matter to Disney pursuant to the Partnership's indemnification rights and has filed a third-party complaint against it pursuant to the Partnership's rights of contractual indemnity. The Partnership has also answered the amended complaint and has filed a cross-claim against Disney's affiliate, Walt Disney World Company, for common law indemnity and contribution. Discovery in this litigation is proceeding.

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

     The Partnership has not examined all of the buildings nor fully assessed the alleged merits of the plaintiffs' report based on the limited survey of nine buildings nor the findings of the Building Department. The Partnership is currently being defended by counsel for one of its insurance carriers. The Partnership has settled the claims brought in connection with Lakes of the Meadows Village Homes Condominium No. 8 Maintenance Association, Inc. for a payment of $155,000 funded by one of the Partnership's insurance carriers. Representatives of the Partnership may discuss with representatives of Condominium No. 8 Maintenance Association, Inc. issues raised by the Building Department's findings for that Association's condominium units. The Partnership intends to vigorously defend itself against the remaining claims made by the other condominium associations, by, among other things, pursuing its defenses of release.

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


                ARVIDA/JMB PARTNERS, L.P.

                BY:   Arvida/JMB Managers, Inc.
                      (The General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: May 13, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 13, 2002