Form 10-Q/A
period 2002-03-31
ARVIDA JMB PARTNERS L P
filed 2002-06-06
CIK 814046

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549


                              FORM 10Q/A

                            AMENDMENT NO. 1

           Filed pursuant to Section 12, 13, or 15(d) of the Securities Exchange Act of 1934



                    Commission File Number #0-16976



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


     The undersigned registrant hereby amends the following section of its Report for the quarter ended March 31, 2002 on Form 10-Q as set forth in the pages attached hereto:


     PART II     OTHER INFORMATION

           Item 6.  Exhibits and Reports on Form 8-K - Page 20


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



Dated:  June 5, 2002

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

    3.1. Amended and Restated Agreement of Limited Partnership of the Partnership, dated as of September 10, 1987, is filed herewith.

    3.2. Acknowledgment and Amendment of Partnership Agreement, dated as of March 30, 1990, is filed herewith.

    3.3. Assignment Agreement by and among the General Partner, the Initial Limited Partner and the Partnership, dated as of September 10, 1987, is filed herewith.

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

    4.6. Renewed Loan Documents for $20 Million Revolving Line of Credit for the Partnership are filed herewith, including:

            .   Commitment Letter;
            .   $20 Million Consolidated and Restated Line of Credit
                Promissory Note, dated as of August 1, 2001;
            .   Second Amendment to Credit Agreement, dated as of
                August 1, 2001;
            .   Modification of Mortgage and Extension Agreement,
                dated as of August 1, 2001; and
            .   Borrowers' Representations, Warranties and Affidavit.

    4.7. Construction Loan Documents for a $20 Million Construction Loan made to Weston Town Center, LLC are filed herewith, including:

            .   Commitment Letter for $20 Million Construction Loan;
            .   Construction Loan Agreement dated May 19, 2000;
            .   First Amendment to Construction Loan Agreement, dated as
                of May 31, 2001;
            .   Second Amendment to Construction Loan Agreement dated as
                of December 31, 2001;
            .   Promissory Note in the principal amount of $20 Million,
                dated May 19, 2000;
            .   First Amendment to Promissory Note, dated as of May 31,
                2001;
            .   Second Amendment to Promissory Note, dated as of
                December 31, 2001;
            .   Mortgage and Security Agreement, dated May 19, 2000;
            .   Absolute Assignment of Leases and Rents, dated May 19,
                2000;
            .   Amendment to Mortgage and Security Agreement and Absolute
                Assignment of Rents and Leases, dated as of May 19, 2000;
            .   Guaranty Agreement, dated May 19, 2000;
            .   Affidavit and Indemnity;
            .   General Subordination and Assignment;
            .   Borrower's Representations, Warranties and Affidavit;
            .   Assignment of Construction Contracts and Plans;
            .   Assignment of Architect's Agreement and Plans and
                Specifications;
            .   Assignment of Engineer's Agreement and Plans and
                Specifications;
            .   Various Agreements of General Contractors;
            .   Architect's Certificate and Agreement;
            .   Engineer's Agreement;
            .   Disbursement Agreement; and
            .   Various Letter Agreements re: Post-Closing Obligations.
            ------------------------------
       (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                       ARVIDA/JMB PARTNERS, L.P.

                             EXHIBIT INDEX




                                                DOCUMENT
EXHIBIT                                         INCORPORATED  NUMBERED
NO.      EXHIBIT                                BY REFERENCE  PAGE
-------  -------                                ------------  ---------

3.1.     Amended and Restated Agreement of
         Limited Partnership of the
         Partnership.                              No            4

3.2.     Acknowledgment and Amendment of
         Partnership Agreement.                    No           48

3.3.     Assignment Agreement by and among
         the General Partner, the Initial
         Limited Partner and the Partnership,
         dated as of September 10, 1987.           No           50

4.1.     Credit Agreement dated July 31, 1997
         between Barnett Bank, N.A. and
         The Other Lenders and Arvida/JMB
         Partners, L.P.                            Yes          --

4.2.     Amendment to Credit Agreement dated
         September 1, 1998.                        Yes          --

4.3.     Absolute Assignment of Mortgages and
         Other Documents for $11,250,000
         Term Loan Promissory Note, $3,000,000
         Line of Credit Promissory Note,
         and $750,000 Demand Note Letter of
         Credit Promissory Note.                   Yes          --

4.4.     Absolute Assignment of Mortgages and
         Other Documents for $28,125,000 Term
         Loan Promissory Note, $7,500,000 Line
         of Credit Promissory Note, and
         $1,875,000 Demand Note Letter of
         Credit Promissory Note.                   Yes          --

4.5.     Absolute Assignment of Deed to Secure
         Debt and Other Documents.                 Yes          --

4.6.     Renewed Loan Documents for $20 Million
         Revolving Line of Credit for the
         Partnership                               No           54

4.7.     Construction Loan Documents for a
         $20 Million Construction Loan made
         to Weston Town Center, LLC.               No           91