Form 10-Q
period 2002-06-30
ARVIDA JMB PARTNERS L P
filed 2002-08-19
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.   20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 2002          Commission file #0-16976




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

                      CONSOLIDATED BALANCE SHEETS

                  JUNE 30, 2002 AND DECEMBER 31, 2001


                                ASSETS
                                ------

                                           JUNE 30,     DECEMBER 31,
                                            2002           2001
                                         (Unaudited)    (See Note)
                                        -------------   -----------

Cash and cash equivalents . . . . . . . .$ 77,244,082   123,181,440
Restricted cash . . . . . . . . . . . . .   5,825,735    13,347,801
Trade and other accounts receivable
  (net of allowance for doubtful
  accounts of $223,000 at June 30,
  2002 and December 31, 2001) . . . . . .   1,604,814     2,117,129
Real estate inventories . . . . . . . . .  35,801,318    79,515,407
Property and equipment, net . . . . . . .   2,101,983     2,394,580
Investments in and advances to
  joint ventures, net . . . . . . . . . .     350,492       440,292
Amounts due from affiliates, net. . . . .     428,943       363,630
Prepaid expenses and other assets . . . .   2,824,442     6,880,531
Assets held for sale. . . . . . . . . . .  45,770,697    44,698,733
                                         ------------  ------------

          Total assets. . . . . . . . . .$171,952,506   272,939,543
                                         ============  ============

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                CONSOLIDATED BALANCE SHEETS (CONTINUED)



              LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
              ------------------------------------------

                                           JUNE 30,     DECEMBER 31,
                                            2002           2001
                                         (Unaudited)    (See Note)
                                        -------------   -----------
Liabilities:
  Accounts payable. . . . . . . . . . . .$  6,463,371    13,040,320
  Deposits. . . . . . . . . . . . . . . .   6,594,364    15,491,569
  Accrued expenses and other
    liabilities . . . . . . . . . . . . .  14,213,355    13,811,536
  Liabilities related to assets held
    for sale. . . . . . . . . . . . . . .  17,971,241    19,945,606
                                         ------------  ------------

  Commitments and contingencies

          Total liabilities . . . . . . .  45,242,331    62,289,031
                                         ------------  ------------

Partners' capital accounts:
  General Partner and
   Associate Limited Partners:
    Capital contributions . . . . . . . .      20,000        20,000
    Cumulative net income . . . . . . . .  89,651,843    86,226,802
    Cumulative cash distributions . . . . (88,266,549)  (75,922,104)
                                         ------------  ------------
                                            1,405,294    10,324,698
                                         ------------  ------------
  Limited Partners:
    Capital contributions,
      net of offering costs . . . . . . . 364,841,815   364,841,815
    Cumulative net income . . . . . . . . 379,614,103   343,535,036
    Cumulative cash distributions . . . .(619,151,037) (508,051,037)
                                         ------------  ------------
                                          125,304,881   200,325,814
                                         ------------  ------------
          Total partners' capital
            accounts. . . . . . . . . . . 126,710,175   210,650,512
                                         ------------  ------------

          Total liabilities and
            partners' capital . . . . . .$171,952,506   272,939,543
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

                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                                 (UNAUDITED)


                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       2002          2001          2002          2001
                                                   -----------   -----------   -----------   -----------
Revenues:
  Housing . . . . . . . . . . . . . . . . . . . .  $81,055,647   101,886,029   169,662,166   181,355,909
  Homesites . . . . . . . . . . . . . . . . . . .        --          359,994         --          422,994
  Land and property . . . . . . . . . . . . . . .      237,125     5,046,979       702,417     5,351,059
  Operating properties. . . . . . . . . . . . . .        --        1,118,796         --        2,263,236
  Brokerage and other operations. . . . . . . . .      563,614       985,236     1,141,480     1,970,076
                                                   -----------   -----------   -----------   -----------

        Total revenues. . . . . . . . . . . . . .   81,856,386   109,397,034   171,506,063   191,363,274
                                                   -----------   -----------   -----------   -----------

Cost of revenues:
  Housing . . . . . . . . . . . . . . . . . . . .   62,045,521    73,063,691   126,852,938   132,928,856
  Homesites . . . . . . . . . . . . . . . . . . .        --          685,006         --          722,463
  Land and property . . . . . . . . . . . . . . .      438,231     4,406,578       992,716     4,428,426
  Operating properties. . . . . . . . . . . . . .       52,472     1,074,624        64,366     2,175,214
  Brokerage and other operations. . . . . . . . .      526,402       829,721     1,053,198     2,126,083
                                                   -----------   -----------   -----------   -----------

        Total cost of revenues. . . . . . . . . .   63,062,626    80,059,620   128,963,218   142,381,042
                                                   -----------   -----------   -----------   -----------

Gross operating profit. . . . . . . . . . . . . .   18,793,760    29,337,414    42,542,845    48,982,232
Selling, general and administrative
  expenses. . . . . . . . . . . . . . . . . . . .   (2,789,725)   (4,004,890)   (6,101,945)   (8,419,374)
                                                   -----------   -----------   -----------   -----------

        Net operating income. . . . . . . . . . .   16,004,035    25,332,524    36,440,900    40,562,858





                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF OPERATIONS - Continued



                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       2002          2001          2002          2001
                                                   -----------   -----------   -----------   -----------

Interest income . . . . . . . . . . . . . . . . .      264,119       654,196       635,726     1,663,972
Equity in earnings (losses) of
  unconsolidated ventures . . . . . . . . . . . .       89,138        31,630       247,638       (22,855)
Interest and real estate taxes,
  net of amounts capitalized. . . . . . . . . . .      (31,745)      (37,556)      (42,610)      (46,299)
                                                   -----------   -----------   -----------   -----------
        Income from continuing
          operations. . . . . . . . . . . . . . .   16,325,547    25,980,794    37,281,654    42,157,676

Discontinued Operations:
  Net income from assets held for sale. . . . . .    1,256,211       435,323     2,222,454     1,204,127
                                                   -----------   -----------   -----------   -----------

        Net income. . . . . . . . . . . . . . . .  $17,581,758    26,416,117    39,504,108    43,361,803
                                                   ===========   ===========   ===========   ===========

        Net income before discontinued
          operations per Limited Partnership
            Interest. . . . . . . . . . . . . . .  $     32.47         63.65         83.80        103.28
        Discontinued operations per Limited
          Partnership Interest. . . . . . . . . .         3.11          1.08          5.50          2.98
                                                   -----------   -----------   -----------   -----------
        Net income per Limited Partner
          Interest. . . . . . . . . . . . . . . .  $     35.58         64.73         89.30        106.26
                                                   ===========   ===========   ===========   ===========

        Cash distributions per
          Limited Partnership
          Interest. . . . . . . . . . . . . .      $     75.00          0.06        275.00        100.06
                                                   ===========   ===========   ===========   ===========




           The accompanying notes are an integral part of these consolidated financial statements.

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                              (UNAUDITED)

                                              2002            2001
                                          ------------    -----------
Net income. . . . . . . . . . . . . . .   $ 37,281,654     42,157,677
Charges (credits) to net income not
 requiring (providing) cash:
  Income from discontinued operations .      2,222,454      1,204,127
  Depreciation and amortization . . . .        355,484      1,714,415
  Equity in (earnings) losses of
    unconsolidated ventures . . . . . .       (247,638)        22,855
  Provision for doubtful accounts . . .          --             7,340
Changes in:
  Restricted cash . . . . . . . . . . .      7,522,066      1,622,182
  Trade and other accounts receivable .        512,315       (329,701)
  Real estate inventories:
    Additions to real estate
      inventories . . . . . . . . . . .    (71,396,313)  (117,894,544)
    Cost of sales . . . . . . . . . . .    116,410,940    129,813,100
    Capitalized interest. . . . . . . .       (308,300)      (686,729)
    Capitalized real estate taxes . . .       (992,238)    (1,500,000)
  Amounts due from affiliates, net. . .        (65,313)       178,531
  Prepaid expenses and other assets . .      4,056,089         12,206
  Accounts payable, accrued expenses
    and other liabilities . . . . . . .     (6,175,334)    (3,941,255)
  Deposits and unearned income. . . . .     (8,897,205)    (1,395,318)
                                          ------------    -----------
          Net cash provided by
            operating activities
            of continuing operations. .     80,278,661     50,984,886
                                          ------------    -----------
Investing activities:
  Additions to property and equipment .        (62,887)    (4,664,057)
  Proceeds from sales of property
    and equipment . . . . . . . . . . .          --            20,759
  Joint venture distributions . . . . .        337,640        116,547
                                          ------------    -----------
          Net cash provided by (used in)
            investing activities of
            continuing operations . . .        274,753     (4,526,751)
                                          ------------    -----------
Financing activities:
  Distributions to General Partner and
    Associate Limited Partners. . . . .    (12,344,445)    (4,494,477)
  Distributions to Limited Partners . .   (111,100,000)   (40,422,901)
                                          ------------    -----------
          Net cash used in
            financing activities of
            continuing operations . . .   (123,444,445)   (44,917,378)
                                          ------------    -----------
Cash provided by (used in) discon-
  tinued operations . . . . . . . . . .     (3,046,327)     3,172,316
(Decrease) increase in Cash and
  cash equivalents. . . . . . . . . . .    (42,891,031)     1,540,757
Cash and cash equivalents,
  beginning of period . . . . . . . . .    123,181,440     61,425,685
                                          ------------    -----------
Cash and cash equivalents,
  end of period . . . . . . . . . . . .   $ 77,244,082     66,138,758
                                          ============    ===========

              The accompanying notes are an integral part of these consolidated financial statements.

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JUNE 30, 2002 AND 2001
                              (UNAUDITED)



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


GENERAL

     In the opinion of the General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of June 30, 2002 and December 31, 2001 and for the three and six months ended June 30, 2002 and 2001. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2002.

     In addition, in May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operation, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The adoption of SFAS No. 145 is not expected to have a material impact on the Partnership's balance sheets, results of operations or cash flows.

     In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement requires the recording of costs associated with exit or disposal activities at their fair values only once a liability exists. Under previous guidance, certain exit costs were accrued when management committed to an exit plan, which may have been before an actual liability arose. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.

     On July 30, 2002, FASB issued Statement No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. Previous accounting guidance was provided by the Emerging Issues Task Force ("EITF") Issue
No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement 146 replaces Issue 94-3. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS no. 146 is not expected to have a material impact on the Partnership's balance sheets, results of operations or cash flows.

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

     Condensed financial information relating to Assets held for sale is as follows:

                                          June 30,     December 31,
                                           2002           2001
                                        -----------    ------------
     Assets held for sale:
       Property and equipment, net. .   $42,800,101      40,279,546
       Other assets . . . . . . . . .     2,970,596       4,419,187
                                        -----------     -----------

          Total assets. . . . . . . .    45,770,697      44,698,733
                                        -----------     -----------

                                          June 30,     December 31,
                                           2002           2001
                                        -----------    ------------

     Liabilities related to assets
      held for sale:
       Notes and Mortgages payable. .    14,035,856      13,775,577
       Other liabilities. . . . . . .     3,935,386       6,170,029
                                        -----------     -----------
          Total liabilities . . . . .    17,971,242      19,945,606
                                        -----------     -----------
     Net Assets held for sale . . . .   $27,799,455      24,753,127
                                        ===========     ===========


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

     Capitalized Interest and Real Estate Taxes

     Interest, including the amortization of loan fees, of $308,300 and $686,729 was incurred for the six months ended June 30, 2002 and 2001, respectively, all of which was capitalized. Interest payments, including amounts capitalized, of $310,280 and $439,767 were made during the six months ended June 30, 2002 and 2001, respectively. Interest, including the amortization of loan fees, of $128,177 and $371,825 was incurred for the three months ended June 30, 2002 and 2001, respectively, all of which was capitalized. Interest payments, including amounts capitalized of $130,633 and $218,536 were made during the three months ended June 30, 2002 and 2001, respectively. The decrease in interest incurred and paid during the three and six month periods ending June 30, 2002 as compared to the same periods in 2001 is due primarily to the decline in interest rates throughout 2001.

     Real estate taxes of $1,034,848 and $1,304,144 were incurred for the six months ended June 30, 2002 and 2001, respectively, of which $992,238 and $1,250,000 were capitalized, respectively. Real estate tax payments of $116,540 and $209,047 were made during the six months ended June 30, 2002 and 2001, respectively. In addition, real estate tax reimbursements totaling $134,028 and $160,258 were received from the Partnership's escrow agent during the six months ended June 30, 2002 and 2001, respectively. Real estate taxes of $523,982 and $539,407 were incurred for the three months ended June 30, 2002 and 2001, respectively, of which $492,237 and $494,005 were capitalized, respectively. Real estate tax payments of $88,249 and $177,954 were made during the three months ended June 30, 2002 and 2001, respectively. In addition, real estate tax reimbursements totaling $35,719 and $104,029 were received from the Partnership's escrow agent during the three months ended June 30, 2002 and 2001, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and other operating properties as these taxes are included in cost of revenues for operating properties or in income from Assets held for sale as described in Discontinued Operations.

     Property and Equipment and Other Assets

     Depreciation expense of $355,484 and $1,325,251 was recorded for the six months ended June 30, 2002 and 2001, respectively. Amortization of other assets, excluding loan fees, of $0 and $196,830 was recorded for the six months ended June 30, 2002 and 2001, respectively. Amortization of loan fees, which is included in interest expense, of $41,667 and $125,000 was recorded for the six months ended June 30, 2002 and 2001, respectively.

Depreciation expense of $158,871 and $662,993 was recorded for the three months ended June 30, 2002 and 2001, respectively. Amortization of other assets, excluding loan fees, of $0 and $98,415 was recorded for the three months ended June 30, 2002 and 2001, respectively. Amortization of loan fees, which is included in interest expense, of $12,500 and $62,500 was recorded for the three months ended June 30, 2002 and 2001, respectively.

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

     During May 2001, distributions totaling $22,901 (approximately $.06 per Interest) were deemed paid to Holders of Interests, all of which was remitted to the North Carolina tax authorities on their behalf for the 2000 non-resident withholding tax. Also in May 2001, the General Partner and Associate Limited Partners, collectively, were entitled to a distribution of $2,545 on their behalf for the 2000 North Carolina non-resident withholding tax.

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

     In May 2000, the Partnership closed on a $20 million loan with First Union National Bank for the development and construction of The Shoppes of Town Center in Weston, a mixed use retail/office plaza consisting of approximately 158,000 net leasable square feet. The loan was made to an indirect, majority-owned subsidiary of the Partnership, and the Partnership has guaranteed the obligations of the borrower, subject to a reduction in the guarantee upon the satisfaction of certain conditions. At June 30, 2002, the balance outstanding on the loan was approximately $14,036,000. This amount is included in Liabilities related to assets held for sale on the accompanying consolidated balance sheets. Interest on the loan (as modified effective May 31, 2001 and further modified effective December 31,
2001) is payable based on the relevant LIBOR rate plus 1.8% during the first twenty-five months of the loan. On July 1, 2002, the maturity date for the loan was extended for eleven months and monthly payments of principal and interest are currently due based upon a 25 year loan amortization schedule and an assumed interest rate based on the ten-year treasury bond rate plus 2.5% per annum. The loan may be prepaid in whole or in part at anytime, provided that the borrower pays any costs or expenses of the lender incurred as a result of a prepayment on a date other than the last day of a LIBOR interest period. Construction of The Shoppes of Town Center commenced in March 2000 and is substantially complete at June 30, 2002. Currently, the fully constructed portion of the property is approximately 99% leased to tenants.

TRANSACTIONS WITH AFFILIATES

     The Partnership, subject to certain limitations, may engage affiliates of the General Partner for insurance brokerage and certain other administrative services to be performed in connection with the administration of the Partnership and its assets. The total of such costs for the six months ended June 30, 2002 was approximately $20,300 all of which was paid as of August 1, 2002. The total of such costs for the six months ended June 30, 2001 was approximately $29,900. In addition, the General Partner and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Partnership and the operation of the Partnership's properties. Such costs were approximately $216,600 and $456,000 for the six months ended June 30, 2002 and 2001, respectively, all of which were paid as of August 1, 2002.

     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salaries and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the six month period ended June 30, 2002, the amount of such costs incurred by the Partnership on behalf of these affiliates totaled approximately $104,000. At June 30, 2002, approximately $13,600 was owed to the Partnership, all of which was received as of August 1, 2002. For the six month period ended June 30, 2001, the Partnership was entitled to reimbursements of approximately $28,300.

     For the six month periods ended June 30, 2002 and 2001, the Partnership reimbursed St. Joe/Arvida Company, L.P. ("St. Joe/Arvida") or its affiliates approximately $2,784,000 and $3,346,200, respectively, for the services provided to the Partnership by St. Joe/Arvida pursuant to a sub-management agreement for development and management supervisory and advisory services (and personnel with respect thereto) to the Partnership. At June 30, 2002, the Partnership owed St. Joe/Arvida approximately $63,900 for services provided pursuant to this agreement, all of which was paid as of August 1, 2002. The Partnership also receives reimbursement from St. Joe/Arvida and its affiliates for certain general and administrative costs including, and without limitation, salaries and salary-related costs relating to work performed by employees of the Partnership on behalf of St. Joe/Arvida and its affiliates. For the six month periods ended June 30, 2002 and 2001, the Partnership was entitled to reimbursement of such costs totaling approximately $3,066,400 and $2,100,000, respectively, from St. Joe/Arvida and its affiliates. Of this amount, approximately $398,100 was owed to the Partnership at June 30, 2002, all of which was received as of August 1, 2002.

     The Partnership pays for certain general and administrative costs on behalf of its clubs, homeowner associations and maintenance associations (including salaries and salary-related costs and legal fees). The Partnership receives reimbursements from these entities for such costs.
For the six month periods ended June 30, 2002 and 2001, the Partnership was entitled to receive approximately $47,500 and $59,000 respectively, from these entities, all of which was paid.

     The Partnership, pursuant to certain agreements, provides management and other personnel and services to certain of its homeowners associations.

Pursuant to these agreements, the Partnership is entitled to receive management fees for the services provided to these entities. Due to the timing of the cash flows generated from these entities' operations, such fees are typically paid in arrears. For the six months ended June 30, 2002 and 2001, the Partnership was entitled to receive approximately $263,000 and $168,900, respectively. At June 30, 2002, approximately $82,800 was unpaid, none of which was received as of August 1, 2002.

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

COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under standby letters of credit and performance bonds for approximately $893,400 and $17,543,200, respectively, at June 30, 2002. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable under performance bonds for approximately $375,900 at June 30, 2002.

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

     The Partnership has been named a defendant in a purported class action entitled Lakes of the Meadow Village Homes, Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight and Nine Maintenance Associates, Inc.,
v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. The original complaint was filed on or about November 27, 1995 and an amended complaint, which purports to be a class action, was filed on or about February 28, 1997. In the case, plaintiffs seek damages, attorneys' fees and costs on behalf of the 460 building units they allegedly represent for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs allege that Walt Disney World Company is responsible for liabilities that may arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership is potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs allege breach of building codes and breach of implied warranties. In addition, plaintiffs seek rescission and cancellation of various general releases obtained by the Partnership allegedly in the course of the turnover of the Community to the residents. Previously, the trial court had granted the Partnership summary judgment against the plaintiffs' claims, based on the releases obtained by the Partnership. The ruling was reversed on appeal, the appellate court finding that there were issues of material fact, which precluded the entry of judgment for the Partnership, and the case was remanded to the trial court for further proceedings. Plaintiffs have indicated that they may seek to hold the Partnership responsible for the entire amount of alleged damages owing as a result of the alleged deficiencies existing throughout the entire development. The Partnership has tendered this matter to Disney pursuant to the Partnership's indemnification rights and has filed a third-party complaint against it pursuant to the Partnership's rights of contractual indemnity. The Partnership has also answered the amended complaint and has filed a cross-claim against Disney's affiliate, Walt Disney World Company, for common law indemnity and contribution. Discovery in this litigation is proceeding, and the case is currently set for trial in February 2003.

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

     Plaintiffs have filed a motion for leave to amend the complaint to assert a claim for punitive damages based in part on the Building Department notices and alleged pervasive construction defects throughout the development. Plaintiffs have also moved to file a claim for prejudgment interest. In their motion, plaintiffs reference investigations conducted throughout 2001 and 2002, during the course of which plaintiffs allegedly discovered numerous construction defects involving the fire prevention systems, roof trusses and roof framing systems, reinforced masonry walls, and other building systems. Plaintiffs have raised some of these alleged construction defects after the Building Department issued its notices of violations; and, accordingly, some of such alleged defects were not included in the Building Department's notices of violations. There is no assurance that the plaintiffs will not raise yet other issues. The motion is currently scheduled for hearing on October 7, 2002. The Partnership intends to vigorously oppose this motion.

     The Partnership has not examined all of the buildings nor fully assessed the alleged merits of the plaintiffs' reports. The Partnership is currently being defended by counsel for one of its insurance carriers. During 2001, the Partnership settled the claims brought in connection with Lakes of the Meadows Village Homes Condominium No. 8 Maintenance Association, Inc. ("Association No. 8") for a payment of $155,000 funded by one of the Partnership's insurance carriers. Representatives of the Partnership have discussed with representatives of Association No. 8 issues raised by the Building Department's notices of violations for that Association's condominium units. Based on currently known information, the Partnership estimates that it may cost approximately $1,000,000 to address the construction issues raised by the Building Department notices in connection with Association No. 8. Association No. 8 has asked the Partnership to pay for the costs to address these construction issues. As a result of these discussions, the Partnership has asked one of its insurance carriers to pay the expense of addressing these construction issues for Association No. 8. In the event that the insurance carrier does not fund these costs, the Partnership will consider whether it should fund these costs under the circumstances.

     Based on currently known information, the Partnership estimates that the cost of addressing the construction issues raised by the Building Department notices for units that the Partnership built and sold, other than for those such units in Association No. 8, may be approximately $1,900,000. The Partnership has asked the insurance carrier to pay the cost of addressing these construction issues. As discussed above, the plaintiffs have made claims of construction defects in addition to those alleged in the Building Department's notices of violations, and these additional claims are not included in the Partnership's estimates of the amounts necessary to address the construction issues raised by the Building Department's notices of violations, including those for Association No. 8.

     On August 8, 2002, the Partnership attended a mediation of this matter. During the course of the mediation, plaintiffs demanded $298,000,000 on behalf of Association Nos. 1-7 and 9, such sums allegedly representing the cost to address all construction defects currently alleged to exist by plaintiffs, associated damages, and such other relief as the plaintiffs believe they are entitled, including punitive damages. With this demand, plaintiffs are seeking to impose liability on the Partnership for all of the units in Association Nos. 1-7 and 9. The Partnership believes that its liability, if any, extends to the portion of the units that the Partnership built and sold, which the Partnership estimates to be approximately ten percent of the units in Association Nos. 1-7 and 9. The parties are in the process of exchanging technical information regarding the issues raised by the notices of violation and possible ways in which to address those issues. On August 9, 2002, the Partnership received a reservation of rights letter from one of its insurance carriers by which the carrier purports to limit its exposure with regard to the Lakes of the Meadow matter and to reserve its rights to deny coverage and/or defense under the policy and/or applicable law and with respect to defense costs incurred or to be incurred in the future, to be reimbursed and/or obtain an allocation of attorney's fees and expenses if it is determined there is no coverage. The Partnership strongly disagrees with the position taken by the carrier in the reservation of rights letter and believes that it is covered under the terms of the carrier's policy. However, the Partnership can give no assurances as to the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurance. The mediation has not concluded and the parties are attempting to schedule a further mediation during September 2002.

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

     At June 30, 2002 and December 31, 2001, the Partnership had unrestricted Cash and cash equivalents of approximately $77,244,000 and $123,181,000, respectively. Cash and cash equivalents are available for future debt service, contingent liabilities, working capital requirements and distributions to partners and Holders of Interests. The source of both short-term and long-term future liquidity is expected to be derived primarily from the sale of housing units, land parcels and other assets including the Weston Hills Country Club and The Shoppes of Town Center. During April 2002, the Partnership made a distribution of $30,300,000 to its Holders of Interests ($75.00 per Interest) and $3,366,667 to the General Partner and Associate Limited Partners, collectively. During January 2002, the Partnership made a distribution for 2001 of $80,800,000 to its Holders of Interests ($200.00 per Interest) and $8,977,778 to the General Partner and Associate Limited Partners, collectively. During January 2001, the Partnership made a distribution for 2000 totaling approximately $44,888,900, of which $40,400,000 was distributed to the Holders of Interests ($100.00 per Interest), and approximately $4,488,900 was distributed to the General Partner and Associate Limited Partners, collectively. In addition, during May 2001, distributions totaling $22,901 (approximately $.06 per Interest), were deemed paid to Holders of Interests all of which was remitted to the North Carolina tax authorities on their behalf for the 2000 non-resident withholding tax. Also in May 2001, the General Partner and Associate Limited Partners, collectively, were entitled to a distribution of $2,545 on their behalf for the 2000 North Carolina non-resident withholding tax.

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

     In May 2000, the Partnership closed on a $20 million loan with First Union National Bank for the development and construction of The Shoppes of Town Center in Weston, a mixed use retail/office plaza consisting of approximately 158,000 net leasable square feet. The loan was made to an indirect, majority-owned subsidiary of the Partnership, and the Partnership has guaranteed the obligations of the borrower, subject to a reduction in the guarantee upon the satisfaction of certain conditions. At June 30, 2002, the balance outstanding on the loan was approximately $14,036,000. This amount is included in Liabilities held for sale on the accompanying consolidated balance sheets. Interest on the loan (as modified effective May 31, 2001 and further modified effective December 31, 2001) is payable based on the relevant LIBOR rate plus 1.8% during the first twenty-five months of the loan. On July 1, 2002, the maturity date for the loan was extended for eleven months and monthly payments of principal and interest are currently due based upon a 25 year loan amortization schedule and an assumed interest rate based on the ten-year treasury bond rate plus 2.5% per annum. The loan may be prepaid in whole or in part at anytime, provided that the borrower pays any costs or expenses of the lender incurred as a result of a prepayment on a date other than the last day of a LIBOR interest period. Construction of The Shoppes of Town Center commenced in March 2000 and is substantially complete at June 30, 2002. Currently, the fully constructed portion of the property is approximately 99% leased to tenants.

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

RESULTS OF OPERATIONS

     The results of operations for the three and six months ended June 30, 2002 and 2001, are primarily attributable to the development and sale or operation of the Partnership's assets.

     The decrease in balance sheets components such as restricted cash, trade and other receivables, inventories, prepaid expenses and other assets, accounts payable and deposits at June 30, 2002 as compared to December 31, 2001 is attributable to the orderly liquidation of the Partnership's remaining assets as previously discussed.

     For the three months ended June 30, 2002, the Partnership (including its consolidated and unconsolidated ventures) closed on the sale of 269 housing units and one commercial office building unit. This compares to closings in the second quarter of 2001 of 324 housing units, six homesites and two one-story commercial office buildings. Outstanding contracts ("backlog") at June 30, 2002, were for 380 housing units. This compares to a backlog at June 30, 2001 of 1,217 housing units and approximately two acres of developed land. As of June 30, 2002, there were only six housing units not under contract.

     The Partnership's Communities, other than Weston, have completed construction. The Partnership's Weston Community is in its final stage of development, with an estimated remaining build-out of approximately eight months. Notwithstanding the estimated duration of the remaining build-out, the Partnership is currently seeking to complete an orderly liquidation of its remaining assets by October 2002 with a winding up and final distribution of any residual funds in 2004. However, there is no assurance that the orderly liquidation and/or the winding up and final distribution of any residual funds will occur within these time frames.

     Housing revenues and gross operating profit margins from housing operations decreased for the three and six month periods ended June 30, 2002 as compared to the same period in 2001, due to a decrease in the number of units closed, a change in the mix of product sold and an accrual for additional constructions costs. Revenues generated from the closing of units in Weston account for approximately 100% and 99% of the housing revenues recognized for the three and six months ended June 30, 2002 and 2001, respectively.

     The decrease in homesite revenues for the three and six month periods ended June 30, 2002 as compared to the same periods in 2001 is due to the close-out of the remaining lot inventory in the Partnership's Communities. The Partnership's plan for the Weston Community included an increase in its home building operations, which resulted in a reduced number of lots available for sale to third party builders. The Partnership has no remaining lot inventory to be sold in Weston.

     Land and property revenues for the three and six months ended June 30, 2002 were generated primarily from the sale of commercial office building units in Weston. Land and property revenues for the three and six months ended June 30, 2001 were generated primarily from the sales of two one-story commercial office buildings in Weston and the recognition of profits from land sales closed in prior years which had been deferred until the accounting criteria for profit recognition had been met.

     Operating properties represents activity from the Partnership's club operations, commercial properties and certain other operating assets. Effective January 1, 2002, the Partnership adopted SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, operations of The Shoppes of Town Center and the Weston Hills Country Club, which meet the criteria for Assets held for sale, have been accounted for as Income from assets held for sale, and the results of operations for those entities have been excluded from continuing operations in the consolidated statements of operations for all periods presented. The income from assets held for sale increased for the three and six months ended June 30, 2002 as compared to the same periods in 2001 primarily due to rental revenues from The Shoppes of Town Center, which began generating rental income during the third quarter of 2001. Operating property revenues and cost of revenues decreased for the three and six month periods ended June 30, 2002 as compared to the same periods in 2001, due to the sale of the Weston Athletic Club in October 2001.

     The decrease in revenues from Brokerage and other operations for the three and six months ended June 30, 2002 as compared to the same period in 2001 is due primarily to a decrease in brokerage commissions earned in Weston resulting from a reduced number of units closed by third party builders within the Community, a decrease in fees earned from the Partnership's mortgage brokerage operations due to a decrease in the number of housing units closed and a decrease in revenue from the Partnership's property management activities.

     Selling, general and administrative expenses include all marketing costs, with the exception of those costs capitalized in conjunction with the construction of housing units, as well as project and general administrative costs. These expenses are net of the marketing fees received from third party builders. Selling, general and administrative expenses decreased for the three and six months ended June 30, 2002 as compared to the same periods in 2001 due primarily to decreased marketing, project administrative, and support service costs resulting from the close out of several of the Partnership's Communities and the final stage of development of its Weston Community.

     Interest income decreased during the three and six months ended
June 30, 2002 as compared to the same periods in 2001 due primarily to the decline in interest rates on invested funds throughout 2001.

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

     The Partnership has been named a defendant in a purported class action entitled Lakes of the Meadow Village Homes, Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight and Nine Maintenance Associates, Inc.,
v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. The original complaint was filed on or about November 27, 1995 and an amended complaint, which purports to be a class action, was filed on or about February 28, 1997. In the case, plaintiffs seek damages, attorneys' fees and costs on behalf of the 460 building units they allegedly represent for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs allege that Walt Disney World Company is responsible for liabilities that may arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership is potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs allege breach of building codes and breach of implied warranties. In addition, plaintiffs seek rescission and cancellation of various general releases obtained by the Partnership allegedly in the course of the turnover of the Community to the residents. Previously, the trial court had granted the Partnership summary judgment against the plaintiffs' claims, based on the releases obtained by the Partnership. The ruling was reversed on appeal, the appellate court finding that there were issues of material fact, which precluded the entry of judgment for the Partnership, and the case was remanded to the trial court for further proceedings. Plaintiffs have indicated that they may seek to hold the Partnership responsible for the entire amount of alleged damages owing as a result of the alleged deficiencies existing throughout the entire development. The Partnership has tendered this matter to Disney pursuant to the Partnership's indemnification rights and has filed a third-party complaint against it pursuant to the Partnership's rights of contractual indemnity. The Partnership has also answered the amended complaint and has filed a cross-claim against Disney's affiliate, Walt Disney World Company, for common law indemnity and contribution. Discovery in this litigation is proceeding, and the case is currently set for trial in February 2003.

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

     Plaintiffs have filed a motion for leave to amend the complaint to assert a claim for punitive damages based in part on the Building Department notices and alleged pervasive construction defects throughout the development. Plaintiffs have also moved to file a claim for prejudgment interest. In their motion, plaintiffs reference investigations conducted throughout 2001 and 2002, during the course of which plaintiffs allegedly discovered numerous construction defects involving the fire prevention systems, roof trusses and roof framing systems, reinforced masonry walls, and other building systems. Plaintiffs have raised some of these alleged construction defects after the Building Department issued its notices of violations; and, accordingly, some of such alleged defects were not included in the Building Department's notices of violations. There is no assurance that the plaintiffs will not raise yet other issues. The motion is currently scheduled for hearing on October 7, 2002. The Partnership intends to vigorously oppose this motion.

     The Partnership has not examined all of the buildings nor fully assessed the alleged merits of the plaintiffs' reports. The Partnership is currently being defended by counsel for one of its insurance carriers. During 2001, the Partnership settled the claims brought in connection with Lakes of the Meadows Village Homes Condominium No. 8 Maintenance Association, Inc. ("Association No. 8") for a payment of $155,000 funded by one of the Partnership's insurance carriers. Representatives of the Partnership have discussed with representatives of Association No. 8 issues raised by the Building Department's notices of violations for that Association's condominium units. Based on currently known information, the Partnership estimates that it may cost approximately $1,000,000 to address the construction issues raised by the Building Department notices in connection with Association No. 8. Association No. 8 has asked the Partnership to pay for the costs to address these construction issues. As a result of these discussions, the Partnership has asked one of its insurance carriers to pay the expense of addressing these construction issues for Association No. 8. In the event that the insurance carrier does not fund these costs, the Partnership will consider whether it should fund these costs under the circumstances.

     Based on currently known information, the Partnership estimates that the cost of addressing the construction issues raised by the Building Department notices for units that the Partnership built and sold, other than for those such units in Association No. 8, may be approximately $1,900,000. The Partnership has asked the insurance carrier to pay the cost of addressing these construction issues. As discussed above, the plaintiffs have made claims of construction defects in addition to those alleged in the Building Department's notices of violations, and these additional claims are not included in the Partnership's estimates of the amounts necessary to address the construction issues raised by the Building Department's notices of violations, including those for Association No. 8.

     On August 8, 2002, the Partnership attended a mediation of this matter. During the course of the mediation, plaintiffs demanded $298,000,000 on behalf of Association Nos. 1-7 and 9, such sums allegedly representing the cost to address all construction defects currently alleged to exist by plaintiffs, associated damages, and such other relief as the plaintiffs believe they are entitled, including punitive damages. With this demand, plaintiffs are seeking to impose liability on the Partnership for all of the units in Association Nos. 1-7 and 9. The Partnership believes that its liability, if any, extends to the portion of the units that the Partnership built and sold, which the Partnership estimates to be approximately ten percent of the units in Association Nos. 1-7 and 9. The parties are in the process of exchanging technical information regarding the issues raised by the notices of violation and possible ways in which to address those issues. On August 9, 2002, the Partnership received a reservation of rights letter from one of its insurance carriers by which the carrier purports to limit its exposure with regard to the Lakes of the

Meadow matter and to reserve its rights to deny coverage and/or defense under the policy and/or applicable law and with respect to defense costs incurred or to be incurred in the future, to be reimbursed and/or obtain an allocation of attorney's fees and expenses if it is determined there is no coverage. The Partnership strongly disagrees with the position taken by the carrier in the reservation of rights letter and believes that it is covered under the terms of the carrier's policy. However, the Partnership can give no assurances as to the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurance. The mediation has not concluded and the parties are attempting to schedule a further mediation during September 2002.

     Other than as described above, the Partnership is not subject to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership.


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

    3.1.    Amended and Restated Agreement of Limited Partnership.*

    3.2.    Acknowledgment and Amendment of Partnership Agreement.*

    3.3. Assignment Agreement by and among the General Partner, the Initial Limited Partner and the Partnership.*

    99. Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

            ------------------------------

            *  Previously filed with the Securities and Exchange
            Commission as Exhibits 3.1, 3.2 and 3.3, respectively, to the Partnership's Form 10-Q/A Report (File No. 0-16976) filed on June 6, 2002 and incorporated herein by reference.


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


                ARVIDA/JMB PARTNERS, L.P.

                BY:   Arvida/JMB Managers, Inc.
                      (The General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: August 12, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: August 12, 2002