Form 10-Q
period 2002-09-30
ARVIDA JMB PARTNERS L P
filed 2002-11-14
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.   20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended September 30, 2002     Commission file #0-16976




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations . . . . . . . . . . . . . . . . . . . .    19

Item 4.    Controls and Procedures. . . . . . . . . . . . . .    25



PART II    OTHER INFORMATION


Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    25

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    28

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                      CONSOLIDATED BALANCE SHEETS

               SEPTEMBER 30, 2002 AND DECEMBER 31, 2001


                                ASSETS
                                ------

                                        SEPTEMBER 30,   DECEMBER 31,
                                            2002           2001
                                         (Unaudited)    (See Note)
                                        -------------   -----------

Cash and cash equivalents . . . . . . . .$120,832,429   123,180,796
Restricted cash . . . . . . . . . . . . .   3,058,161    13,347,801
Trade and other accounts receivable
  (net of allowance for doubtful
  accounts of $223,000 at September 30,
  2002 and December 31, 2001) . . . . . .     973,127     2,110,712
Real estate inventories . . . . . . . . .   3,890,977    76,128,269
Property and equipment, net . . . . . . .   1,536,789     2,394,580
Investments in and advances to
  joint ventures, net . . . . . . . . . .     300,950       440,292
Amounts due from affiliates, net. . . . .     492,317       363,630
Prepaid expenses and other assets . . . .   1,591,339     6,880,531
Assets held for sale. . . . . . . . . . .  54,084,628    48,092,932
                                         ------------  ------------

          Total assets. . . . . . . . . .$186,760,717   272,939,543
                                         ============  ============

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                CONSOLIDATED BALANCE SHEETS (CONTINUED)



              LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
              ------------------------------------------

                                        SEPTEMBER 30,   DECEMBER 31,
                                            2002           2001
                                         (Unaudited)    (See Note)
                                        -------------   -----------
Liabilities:
  Accounts payable. . . . . . . . . . . .$  3,213,894    13,040,320
  Deposits. . . . . . . . . . . . . . . .   2,543,350    15,491,569
  Accrued expenses and other
    liabilities . . . . . . . . . . . . .  18,909,825    13,811,536
  Liabilities related to assets held
    for sale. . . . . . . . . . . . . . .  22,646,734    19,945,606
                                         ------------  ------------

  Commitments and contingencies

          Total liabilities . . . . . . .  47,313,803    62,289,031
                                         ------------  ------------

Partners' capital accounts:
  General Partner and
   Associate Limited Partners:
    Capital contributions . . . . . . . .      20,000        20,000
    Cumulative net income . . . . . . . .  89,779,210    86,226,802
    Cumulative cash distributions . . . . (88,266,549)  (75,922,104)
                                         ------------  ------------
                                            1,532,661    10,324,698
                                         ------------  ------------
  Limited Partners:
    Capital contributions,
      net of offering costs . . . . . . . 364,841,815   364,841,815
    Cumulative net income . . . . . . . . 392,223,475   343,535,036
    Cumulative cash distributions . . . .(619,151,037) (508,051,037)
                                         ------------  ------------
                                          137,914,253   200,325,814
                                         ------------  ------------
          Total partners' capital
            accounts. . . . . . . . . . . 139,446,914   210,650,512
                                         ------------  ------------

          Total liabilities and
            partners' capital . . . . . .$186,760,717   272,939,543
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

                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                                 (UNAUDITED)


                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                  --------------------------  --------------------------
                                                       2002          2001          2002          2001
                                                   -----------   -----------   -----------   -----------
Revenues:
  Housing . . . . . . . . . . . . . . . . . . . .  $65,362,309   106,922,406   235,024,475   288,278,315
  Homesites . . . . . . . . . . . . . . . . . . .        --            --            --          422,994
  Land and property . . . . . . . . . . . . . . .        --          816,402       702,417     6,167,461
  Operating properties. . . . . . . . . . . . . .        --        1,051,018         --        3,314,254
  Brokerage and other operations. . . . . . . . .      721,734     1,035,724     1,863,214     3,005,800
                                                   -----------   -----------   -----------   -----------

        Total revenues. . . . . . . . . . . . . .   66,084,043   109,825,550   237,590,106   301,188,824
                                                   -----------   -----------   -----------   -----------

Cost of revenues:
  Housing . . . . . . . . . . . . . . . . . . . .   50,979,957    75,131,533   177,832,895   208,060,389
  Homesites . . . . . . . . . . . . . . . . . . .        --            --            --          722,463
  Land and property . . . . . . . . . . . . . . .        --          731,404       992,716     5,159,830
  Operating properties. . . . . . . . . . . . . .       13,515     1,070,987        77,881     3,246,201
  Brokerage and other operations. . . . . . . . .      502,397       708,050     1,555,595     2,834,133
                                                   -----------   -----------   -----------   -----------

        Total cost of revenues. . . . . . . . . .   51,495,869    77,641,974   180,459,087   220,023,016
                                                   -----------   -----------   -----------   -----------

Gross operating profit. . . . . . . . . . . . . .   14,588,174    32,183,576    57,131,019    81,165,808
Selling, general and administrative
  expenses. . . . . . . . . . . . . . . . . . . .   (3,174,117)   (4,062,437)   (9,276,062)  (12,481,811)
Asset impairment. . . . . . . . . . . . . . . . .        --       (2,500,000)        --       (2,500,000)
                                                   -----------   -----------   -----------   -----------

        Net operating income. . . . . . . . . . .   11,414,057    25,621,139    47,854,957    66,183,997





                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF OPERATIONS - Continued



                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                  --------------------------  --------------------------
                                                       2002          2001          2002          2001
                                                   -----------   -----------   -----------   -----------

Interest income . . . . . . . . . . . . . . . . .      270,261       635,435       905,987     2,299,407
Equity in earnings of unconsolidated ventures . .       50,972       113,000       298,610        90,146
Interest and real estate taxes,
  net of amounts capitalized. . . . . . . . . . .       (9,395)       18,357       (52,005)      (27,942)
                                                   -----------   -----------   -----------   -----------
        Income from continuing
          operations. . . . . . . . . . . . . . .   11,725,895    26,387,931    49,007,549    68,545,608

Discontinued Operations:
  Net income from assets held for sale. . . . . .    1,010,843       564,556     3,233,297     1,768,683
                                                   -----------   -----------   -----------   -----------

        Net income. . . . . . . . . . . . . . . .  $12,736,738    26,952,487    52,240,846    70,314,291
                                                   ===========   ===========   ===========   ===========

        Net income before discontinued
          operations per Limited Partnership
            Interest. . . . . . . . . . . . . . .  $     28.69         56.04        112.49        162.30
        Discontinued operations per Limited
          Partnership Interest. . . . . . . . . .         2.52         --             8.02         --
                                                   -----------   -----------   -----------   -----------
        Net income per Limited Partner
          Interest. . . . . . . . . . . . . . . .  $     31.21         56.04        120.51        162.30
                                                   ===========   ===========   ===========   ===========

        Cash distributions per
          Limited Partnership
          Interest. . . . . . . . . . . . . .      $      0.00        100.00        275.00        200.06
                                                   ===========   ===========   ===========   ===========




           The accompanying notes are an integral part of these consolidated financial statements.

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

             NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                              (UNAUDITED)


                                              2002            2001
                                          ------------    -----------

Net income from continuing operations .    $49,007,549     68,545,608
Charges (credits) to net income not
 requiring (providing) cash:
  Depreciation and amortization . . . .      1,200,192      2,197,422
  Equity in earnings of unconsolidated
    ventures. . . . . . . . . . . . . .       (298,610)       (90,146)
  Provision for doubtful accounts . . .          --            59,072
  Loss on asset impairment. . . . . . .          --         2,500,000
Changes in:
  Restricted cash . . . . . . . . . . .     10,289,640      2,810,411
  Trade and other accounts receivable .      1,137,585      1,129,107
  Real estate inventories:
    Additions to real estate
      inventories . . . . . . . . . . .    (90,513,341)  (186,826,829)
    Cost of sales . . . . . . . . . . .    164,697,486    203,815,609
    Capitalized interest. . . . . . . .       (446,850)    (1,004,808)
    Capitalized real estate taxes . . .     (1,500,003)    (2,250,000)
  Amounts due from affiliates, net. . .       (128,687)       250,203
  Prepaid expenses and other assets . .      5,289,192     (1,667,325)
  Accounts payable, accrued expenses
    and other liabilities . . . . . . .     (4,728,537)    (2,379,899)
  Deposits and unearned income. . . . .    (12,948,219)    (3,134,742)
                                          ------------    -----------
          Net cash provided by
            operating activities
            of continuing operations. .    121,057,397     83,953,683
                                          ------------    -----------
Investing activities:
  Additions to property and equipment .       (342,401)      (275,283)
  Joint venture distributions . . . . .        438,353        169,233
                                          ------------    -----------
          Net cash provided by
            (used in) investing
            activities of continuing
            operations. . . . . . . . .         95,952       (106,050)
                                          ------------    -----------
Financing activities:
  Distributions to General Partner and
    Associate Limited Partners. . . . .    (12,344,445)    (8,983,366)
  Distributions to Limited Partners . .   (111,100,000)   (80,822,901)
                                          ------------    -----------
          Net cash used in
            financing activities of
            continuing operations . . .   (123,444,445)   (89,806,267)
                                          ------------    -----------

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

           CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued



                                              2002            2001
                                          ------------    -----------

Net cash (used in) provided by
  discontinued operations . . . . . . .        (57,271)     2,299,417
                                          ------------    -----------

Decrease in Cash and
  cash equivalents. . . . . . . . . . .     (2,348,367)    (3,659,217)
Cash and cash equivalents,
  beginning of period . . . . . . . . .    123,180,796     61,424,417
                                          ------------    -----------

Cash and cash equivalents,
  end of period . . . . . . . . . . . .   $120,832,429     57,765,200
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

                      SEPTEMBER 30, 2002 AND 2001
                              (UNAUDITED)



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


GENERAL

     In the opinion of the General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of September 30, 2002 and December 31, 2001 and for the three and nine months ended September 30, 2002 and 2001. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2002.

     In addition, in May 2002, the Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operation, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Partnership adopted SFAS 145 for all transactions beginning May 16, 2002. The adoption of SFAS 145 did not have a material impact on the Partnership's balance sheets, results of operations or cash flows.

     On July 30, 2002, FASB issued Statement No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. Previous accounting guidance was provided by the Emerging Issues Task Force ("EITF") Issue
No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement 146 replaces Issue 94-3. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on the Partnership's balance sheets, results of operations or cash flows.

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

     Condensed financial information relating to Assets held for sale is as follows:

                                      September 30,    December 31,
                                          2002            2001
                                      -------------    ------------
     Assets held for sale:
       Property and equipment, net. .   $44,041,274      40,279,546
       Other assets . . . . . . . . .    10,043,354       7,813,386
                                        -----------     -----------

          Total assets. . . . . . . .    54,084,628      48,092,932
                                        -----------     -----------
     Liabilities related to assets
      held for sale:
       Notes and Mortgages payable. .    13,960,911      13,775,577
       Other liabilities. . . . . . .     8,685,823       6,170,029
                                        -----------     -----------
          Total liabilities . . . . .    22,646,734      19,945,606
                                        -----------     -----------
     Net Assets held for sale . . . .   $31,437,894      28,147,326
                                        ===========     ===========

     Discontinued Operations

     Effective January 1, 2002, the Company adopted SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, operations of The Shoppes at Town Center, The Weston Hills Country Club, The AOK Group, Waterways II, and Windmill Professional Campus which meet the criteria for Assets held for sale, have been accounted for as income from Assets held for sale, and the results of operations for those entities have been excluded from continuing operations in the consolidated statements of operations for all periods presented.

     Capitalized Interest and Real Estate Taxes

     Interest, including the amortization of loan fees, of $446,850 and $1,004,808 was incurred for the nine months ended September 30, 2002 and 2001, respectively, all of which was capitalized. Interest payments, including amounts capitalized, of $465,607 and $707,610 were made during the nine months ended September 30, 2002 and 2001, respectively. Interest, including the amortization of loan fees, of $138,550 and $318,079 was incurred for the three months ended September 30, 2002 and 2001, respectively, all of which was capitalized. Interest payments, including amounts capitalized of $155,327 and $267,843 were made during the three months ended September 30, 2002 and 2001, respectively. The decrease in interest incurred and paid during the three and nine month periods ending September 30, 2002 as compared to the same periods in 2001 is due primarily to the decline in interest rates throughout 2001.

     Real estate taxes of $1,552,008 and $2,316,680 were incurred for the nine months ended September 30, 2002 and 2001, respectively, of which $1,500,003 and $2,250,000 were capitalized, respectively. Real estate tax payments of $196,792 and $349,794 were made during the nine months ended September 30, 2002 and 2001, respectively. In addition, real estate tax reimbursements totaling $136,120 and $178,912 were received from the Partnership's escrow agent during the nine months ended September 30, 2002 and 2001, respectively. Real estate taxes of $517,160 and $1,020,381 were incurred for the three months ended September 30, 2002 and 2001, respectively, of which $507,765 and $1,000,000 were capitalized, respectively. Real estate tax payments of $80,252 and $140,747 were made during the three months ended September 30, 2002 and 2001, respectively.
In addition, real estate tax reimbursements totaling $2,086 and $18,654 were received from the Partnership's escrow agent during the three months ended September 30, 2002 and 2001, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and other operating properties as these taxes are included in cost of revenues for operating properties or in income from Assets held for sale as described in Discontinued Operations.

     Property and Equipment and Other Assets

     Depreciation expense of $1,200,192 and $1,967,787 was recorded for the nine months ended September 30, 2002 and 2001, respectively. Amortization of other assets, excluding loan fees, of $0 and $229,635 was recorded for the nine months ended September 30, 2002 and 2001, respectively. Amortization of loan fees, which is included in interest expense, of $50,000 and $145,833 was recorded for the nine months ended September 30, 2002 and 2001, respectively. Depreciation expense of $844,708 and $642,536 was recorded for the three months ended September 30, 2002 and 2001, respectively. Amortization of other assets, excluding loan fees, of $0 and $32,805 was recorded for the three months ended September 30, 2002 and 2001, respectively. Amortization of loan fees, which is included in interest expense, of $8,333 and $20,833 was recorded for the three months ended September 30, 2002 and 2001, respectively.

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

     Partnership Distributions

     During October 2002, the Partnership made a distribution of $40,400,000 to its Holders of Interests ($100.00 per Interest) and $4,488,889 to the General Partner and Associate Limited Partners, collectively.

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


NOTES AND MORTGAGES PAYABLE

     On July 31, 1997, the Partnership obtained a new credit facility from certain banks with Barnett Bank, N.A. being the primary agent on the facility. The credit facility consisted of a $75 million term loan, a $20 million revolving line of credit and a $5 million letter of credit facility which matured on July 31, 2001. The term loan, which was paid off in December 2000, and the letter of credit facility were not renewed. The $20 million revolving line of credit was extended for a fee of $50,000 through September 30, 2002 with First Union National Bank as the only lender.
There were no borrowings on the revolving line of credit which expired on September 30, 2002.

     In May 2000, the Partnership closed on a $20 million loan with First Union National Bank for the development and construction of The Shoppes of Town Center in Weston, a mixed use retail/office plaza consisting of approximately 158,000 net leasable square feet. The loan was made to an indirect, majority-owned subsidiary of the Partnership, and the Partnership has guaranteed the obligations of the borrower, subject to a reduction in the guarantee upon the satisfaction of certain conditions. At
September 30, 2002, the balance outstanding on the loan was approximately $13,961,000. This amount is included in Liabilities related to assets held for sale on the accompanying consolidated balance sheet. Interest on the loan (as modified effective May 31, 2001 and further modified effective December 31, 2001) is based on the relevant LIBOR rate plus 1.8% per annum.

Monthly payments of interest only were required during the first twenty-five months of the loan. On July 1, 2002, the maturity date for the loan was extended for eleven months and monthly payments of principal and interest are currently due based upon a 25 year loan amortization schedule and an assumed interest rate based on the ten-year treasury bond rate plus 2.5% per annum. The loan may be prepaid in whole or in part at anytime, provided that the borrower pays any costs or expenses of the lender incurred as a result of a prepayment on a date other than the last day of a LIBOR interest period. Construction of The Shoppes of Town Center commenced in March 2000 and was substantially complete at September 30, 2002. Currently, the Shoppes of Town Center is approximately 98% leased to tenants.

TRANSACTIONS WITH AFFILIATES

     The Partnership, subject to certain limitations, may engage affiliates of the General Partner for insurance brokerage and certain other administrative services to be performed in connection with the administration of the Partnership and its assets. The total of such costs for the nine months ended September 30, 2002 was approximately $254,500 all of which was paid as of November 1, 2002. The total of such costs for the nine months ended September 30, 2001 was approximately $276,500. In addition, the General Partner and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Partnership and the operation of the Partnership's properties. Such costs were approximately $450,300 and $578,000 for the nine months ended September 30, 2002 and 2001, respectively, all of which were paid as of November 1, 2002.

     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salaries and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the nine month period ended September 30, 2002, the amount of such costs incurred by the Partnership on behalf of these affiliates totaled approximately $145,000. At September 30, 2002, approximately $13,000 was owed to the Partnership, all of which was received as of November 1, 2002. For the nine month period ended
September 30, 2001, the Partnership was entitled to reimbursements of approximately $24,600.

     For the nine month periods ended September 30, 2002 and 2001, the Partnership reimbursed St. Joe/Arvida Company, L.P. ("St. Joe/Arvida") or its affiliates approximately $3,382,000 and $3,950,000, respectively, for the services provided to the Partnership by St. Joe/Arvida pursuant to a sub-management agreement for development and management supervisory and advisory services (and personnel with respect thereto) to the Partnership. At September 30, 2002, the Partnership owed St. Joe/Arvida approximately $71,000 for services provided pursuant to this agreement, all of which was paid as of November 1, 2002. The Partnership also receives reimbursement from St. Joe/Arvida and its affiliates for certain general and administrative costs including, and without limitation, salaries and salary-related costs relating to work performed by employees of the Partnership on behalf of St. Joe/Arvida and its affiliates. For the nine month periods ended September 30, 2002 and 2001, the Partnership was entitled to reimbursement of such costs totaling approximately $4,574,000 and $3,167,000 respectively, from St. Joe/Arvida and its affiliates. Of this amount, approximately $542,500 was owed to the Partnership at September 30, 2002, all of which was received as of November 1, 2002.

     The Partnership pays for certain general and administrative costs on behalf of its clubs, homeowner associations and maintenance associations (including salaries and salary-related costs and legal fees). The Partnership receives reimbursements from these entities for such costs. For the nine month periods ended September 30, 2002 and 2001, the Partnership was entitled to receive approximately $40 and $86,300, respectively, from these entities, all of which was paid.

     The Partnership, pursuant to certain agreements, provides management and other personnel and services to certain of its homeowners associations.

Pursuant to these agreements, the Partnership is entitled to receive management fees for the services provided to these entities. Due to the timing of the cash flows generated from these entities' operations, such fees are typically paid in arrears. For the nine months ended
September 30, 2002 and 2001, the Partnership was entitled to receive approximately $358,000 and $266,700, respectively, all of which was paid as of September 30, 2002.

     In January 2002, the General Partner and Associate Limited Partners, collectively, received cash distributions from the Partnership in the aggregate amount of $8,977,778. In April 2002, the General Partner and Associate Limited Partners, collectively, received cash distributions in the aggregate amount of $3,366,667. In October 2002, the General Partner and Associate Limited Partners, collectively, received cash distributions in the aggregate amount of $4,488,889. In January 2001, the General Partner and Associate Limited Partners, collectively, received cash distributions in the aggregate amount of $4,488,888. In May 2001, the General Partner and Associate Limited Partners, collectively, were entitled to a distribution of $2,545 on their behalf for the 2000 North Carolina non-resident withholding tax. During July 2001, the Partnership made a distribution of $40,400,000 to its Holders of Interests ($100.00 per Interest) and $4,488,888 to the General Partner and Associate Limited Partners, collectively.

     All amounts receivable from or payable to the General Partner or its affiliates do not bear interest and are expected to be paid in future periods.

COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under performance bonds for approximately $16,087,100 at September 30, 2002. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable under performance bonds for approximately $375,900 at September 30, 2002.

     The Partnership was named a defendant in a number of homeowner lawsuits, certain of which purported to be class actions, that allegedly in part arose out of or related to Hurricane Andrew, which on August 24, 1992 resulted in damage to a former community development known as Country Walk.

     Other than for the suits discussed below, these lawsuits have been settled, and one of the Partnership's insurance carriers that has paid for settlements of these lawsuits has in some, but not all, instances, provided the Partnership with written reservation of rights letters. The aggregate amount of the settlements funded by this carrier is approximately $10.1 million. The insurance carrier that funded these settlements pursuant to certain reservations of rights has stated its position that it has done so pursuant to various non-waiver agreements. This carrier's position was that these non-waiver agreements permitted the carrier to fund the settlements without preventing the carrier from raising insurance coverage issues or waiving such coverage issues. On May 23, 1995, the insurance carrier rescinded the various non-waiver agreements currently in effect regarding certain of these lawsuits, allegedly without waiving any future coverage defenses, conditions, limitations, or rights. For this and other reasons, the extent to which the insurance carrier may recover any of its settlement payments or associated fees and costs from the Partnership is uncertain. The Partnership believes that a material loss for the Partnership as a result of the insurance carrier's reservations of rights and its funding of the settlement payments is remote although there is no assurance that the Partnership will not ultimately pay or reimburse the insurance carrier for some portion of the settlement payments or associated fees or costs. The accompanying consolidated financial statements do not reflect any accrual related to this matter.

     The Partnership is a defendant in an insurance subrogation matter. On or about May 10, 1996, a subrogation claim entitled Juarez v. Arvida Corporation et al., Case No. 96-09372 CA13 was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). In this suit, plaintiffs seek to recover damages, pre-and post-judgment interest, costs and any other relief the Court may deem just and proper in connection with $3,200,000 American Reliance allegedly paid on specified claims at Country Walk in the wake of Hurricane Andrew. Disney is also a defendant in this suit. The Partnership is advised that the amount of this claim that allegedly relates to units it sold is approximately $350,000. The Partnership is being defended by one of its insurance carriers. The Partnership believes that a material loss for the Partnership as a result of this lawsuit is remote. The accompanying consolidated financial statements do not reflect any accruals related to this matter.

     The Partnership has been named a defendant in a purported class action entitled Lakes of the Meadow Village Homes, Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight and Nine Maintenance Associates, Inc.,
v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. The original complaint was filed on or about November 27, 1995 and an amended complaint, which purports to be a class action, was filed on or about February 28, 1997. In the case, plaintiffs seek unspecified damages, attorneys' fees and costs, recission of specified releases, and all other relief that plaintiffs may be entitled to at equity or at law on behalf of the 460 building units they allegedly represent for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs have alleged that Walt Disney World Company is responsible for liabilities that may arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership is potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs allege breach of building codes and breach of implied warranties. In addition, plaintiffs seek recission and cancellation of various general releases obtained by the Partnership allegedly in the course of the turnover of the Community to the residents. Previously, the trial court had granted the Partnership summary judgment against the plaintiffs' claims, based on the releases obtained by the Partnership. The ruling was reversed on appeal, the appellate court finding that there were issues of material fact, which precluded the entry of judgment for the Partnership, and the case was remanded to the trial court for further proceedings. Plaintiffs have indicated that they may seek to hold the Partnership responsible for the entire amount of alleged damages owing as a result of the alleged deficiencies existing throughout the entire development. The Partnership has tendered this matter to Disney pursuant to the Partnership's indemnification rights and has filed a third-party complaint against it pursuant to the Partnership's rights of contractual indemnity. The Partnership has also answered the amended complaint and has filed a cross-claim against Disney's affiliate, Walt Disney World Company, for common law indemnity and contribution. Discovery in this litigation is proceeding, and the case is currently set for trial in February 2003.

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

     Plaintiffs filed a motion for leave to amend the complaint to assert a claim for punitive damages based in part on the Building Department notices and alleged pervasive construction defects throughout the development. The proposed amended complaint also contained a claim for prejudgment interest.

In their motion, plaintiffs referenced investigations conducted throughout 2001 and 2002, during the course of which plaintiffs allegedly discovered numerous construction defects involving the fire prevention systems, roof trusses and roof framing systems, reinforced masonry walls, and other building systems. Plaintiffs raised some of these alleged construction defects after the Building Department issued its notices of violations; and, accordingly, some of such alleged defects were not included in the Building Department's notices of violations. There is no assurance that the plaintiffs will not raise additional issues. The motion for leave to amend was denied by the trial court on October 9, 2002.

     The Partnership has not examined all of the buildings nor fully assessed the alleged merits of the plaintiffs' investigations. The Partnership is currently being defended by counsel for one of its insurance carriers. During 2001, the Partnership settled the claims brought in connection with Lakes of the Meadows Village Homes Condominium No. 8 Maintenance Association, Inc. ("Association No. 8") for a payment of $155,000 funded by one of the Partnership's insurance carriers. Representatives of the Partnership have discussed with representatives of Association No. 8 issues raised by the Building Department's notices of violations for that Association's condominium units. Based on currently known information, the Partnership estimates that it may cost approximately $1,500,000 to address the construction issues raised by the Building Department notices and comments on construction permit applications for units in Association No. 8. Association No. 8 has asked the Partnership to pay for the costs to address these construction issues. As a result of these discussions, the Partnership has asked one of its insurance carriers to pay the expense of addressing these construction issues for Association No. 8. In the event that the insurance carrier does not fund these costs, the Partnership will consider whether it should fund these costs under the circumstances.

     Based on currently known information, the Partnership estimates that the cost of addressing the construction issues raised by the Building Department notices for units that the Partnership built and sold, other than for those such units in Association No. 8, may be approximately $3,500,000. The Partnership has asked the insurance carrier to pay the cost of addressing these construction issues. As discussed above, the plaintiffs have made claims in addition to those alleged in the Building Department's notices of violations, and these additional claims are not included in the Partnership's estimates of the amounts necessary to address the construction issues raised by the Building Department's notices of violations, including those for Association No. 8.

     On August 8, 2002, the Partnership attended a mediation of this matter. During the course of the mediation, plaintiffs demanded $298,000,000 on behalf of Association Nos. 1-7 and 9, such sums allegedly representing the cost to address all construction defects currently alleged to exist by plaintiffs, associated damages, and such other relief as the plaintiffs believe they are entitled, including punitive damages. As to the claim for punitive damages, the Court subsequently denied plaintiffs leave to amend the complaint to add a punitive damage claim. With this demand, plaintiffs are seeking to impose liability on the Partnership for all of the units in Association Nos. 1-7 and 9. The Partnership believes that its liability, if any, extends to the portion of the units that the Partnership built and sold, which the Partnership estimates to be approximately ten percent of the units in Association Nos. 1-7 and 9. The parties are in the process of exchanging technical information regarding the issues raised by the notices of violation and possible ways in which to address those issues. The mediation has not concluded and the parties are currently scheduled for further mediation on November 15-16, 2002.

     On August 9, 2002, the Partnership received a reservation of rights letter from one of its insurance carriers by which the carrier purports to limit its exposure with regard to the Lakes of the Meadow matter and to reserve its rights to deny coverage and/or defense under the policy and/or applicable law and with respect to defense costs incurred or to be incurred in the future, to be reimbursed and/or obtain an allocation of attorney's fees and expenses if it is determined there is no coverage. The Partnership strongly disagrees with the position taken by the carrier in the reservation of rights letter and believes that it is covered under the terms of the carrier's policy. However, the Partnership can give no assurances as to the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurance. The Partnership has applied the accounting rules concerning loss contingencies in regard to the treatment of this matter for financial reporting purposes.

     In 1994, the Partnership was advised by Merrill Lynch that various investors sought to compel Merrill Lynch to arbitrate claims brought by certain investors of the Partnership representing approximately 5% of the total of approximately 404,000 Interests outstanding. Merrill Lynch asked the Partnership and its General Partner to confirm an obligation of the Partnership and its General Partner to indemnify Merrill Lynch in these claims against all loss, liability, claim, damage and expense, including without limitation attorneys' fees and expenses, under the terms of a certain Agency Agreement dated September 15, 1987 ("Agency Agreement") with the Partnership relating to the sale of Interests through Merrill Lynch on behalf of the Partnership. These claimants sought to arbitrate claims involving unspecified damages against Merrill Lynch based on Merrill Lynch's alleged violation of applicable state and/or federal securities laws and alleged violations of the rules of the National Association of Securities Dealers, Inc., together with pendent state law claims. The Partnership believes that Merrill Lynch has resolved some of these claims through litigation and otherwise, and that Merrill Lynch may be defending other claims. The Agency Agreement generally provides that the Partnership and its General Partner shall indemnify Merrill Lynch against losses occasioned by any actual or alleged misstatements or omissions of material facts in the Partnership's offering materials used in connection with the sale of Interests and suffered by Merrill Lynch in performing its duties under the Agency Agreement, under certain specified conditions. The Agency Agreement also generally provides, under certain conditions, that Merrill Lynch shall indemnify the Partnership and its General Partner for losses suffered by the Partnership and occasioned by certain specified conduct by Merrill Lynch in the course of Merrill Lynch's solicitation of subscriptions for, and sale of, Interests. The Partnership is unable to determine at this time the ultimate investment of investors who have filed arbitration claims as to which Merrill Lynch might seek indemnification in the future. At this time, and based upon the information presently available about the arbitration statements of claims filed by some of these investors, the Partnership and its General Partner believe that they have meritorious defenses to the demands for indemnification made by Merrill Lynch. Although there can be no assurance regarding the outcome of the demands for indemnification, the Partnership believes that a material loss for the Partnership as a result of the demands for indemnification by Merrill Lynch is remote. The accompanying consolidated financial statements do not reflect any accruals related to this matter.

     The Partnership is also a defendant in several actions brought against it arising in the normal course of business. It is the belief of the Partnership, based on knowledge of facts and advice of counsel, that the claims made against the Partnership in such actions will not result in any material adverse effect on the Partnership's consolidated financial position or results of operations.

     The Partnership may be responsible for funding certain other ancillary activities for related entities in the ordinary course of business which the Partnership does not currently believe will have any material adverse effect on its consolidated financial position or results of operations.

SUBSEQUENT EVENT

     On October 1, 2002, the Partnership, through certain consolidated entities, closed on the sale of Weston Hills Country Club (the "Country Club") to an unaffiliated third party. Under the sale and purchase agreement, the sellers made certain representations, warranties and indemnities for the benefit of the purchaser that will survive for one year from the date of the closing. In accordance with the sale and purchase agreement, $1,000,000 of the sale price has been placed in escrow to pay possible claims or demands of the purchaser arising from the sale during the one-year period. The gross cash sale price for the Country Club was $23,500,000 plus approximately $224,000 for existing consumable and saleable inventory. Net cash proceeds received from the sale, after prorations, closing costs and payment of funds into escrow, totaled approximately $19,348,000. The net book value and net cash proceeds received from the sale represented approximately 7% and 10% respectively, of the Partnership's total consolidated assets for financial reporting purposes at September 30, 2002.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements ("Notes") contained in this report for additional information concerning the Partnership and its operations.

     Pursuant to Section 5.5J of the Partnership Agreement, on October 23, 1997, the Board of Directors of the General Partner met and approved a resolution selecting the option set forth in Section 5.5J(i)(c) of the Partnership Agreement for the Partnership to commence an orderly liquidation of its remaining assets that is to be completed by October 2002. However, contracts or other arrangements for the sale of the principal remaining real estate assets, consisting of The Shoppes of Town Center in Weston, an approximate 4.6 acre parcel in Weston (the "Waterways II Parcel"), and an approximate 46 acre parcel in Ocala, Florida (the "Ocala Parcel") and construction of remaining housing units, consisting of 128 townhomes in the Weston Community, extend past October 2002. Other remaining assets include various and miscellaneous other smaller land parcels to be sold in their respective current states, two commercial office building units, tangible personal property including vehicles and furniture, fixtures and equipment used in the Partnership's operations, receivables and certain contract rights.

     In September 2002, the Partnership entered into a sale and purchase agreement with an unaffiliated third party with respect to The Shoppes of Town Center in Weston. The transaction is scheduled to close on December 13, 2002, subject to extension or termination in accordance with the terms of the agreement and further subject to customary and ordinary closing conditions. However, there can be no assurance as to when or if this transaction will close and if it does close, the amount of net proceeds that will be received by the Partnership. The Partnership may also have a future obligation to the purchaser under the terms of the indemnification provisions in the agreement.

     In September 2002, the Partnership also entered into a sale and purchase agreement with respect to the Waterways II Parcel with the prospective purchaser of The Shoppes of Town Center in Weston. The transaction is scheduled to close on November 15, 2002, and is subject to customary and ordinary closing conditions. The Partnership is constructing a shopping center on the Waterways II Parcel that is to contain approximately 31,300 square feet of rentable space, and construction will not be completed by the scheduled closing date for the sale. Under the terms of the agreement the Partnership will assign to the purchaser the Partnership's rights and obligations under the construction contract and an agreement for parking and will also assign to the purchaser the plans and specifications for the construction. However, there can be no assurance as to when or if this transaction will close and if it does close, the amount of net proceeds that will be received by the Partnership.

     The Ocala Parcel, which is owned by the AOK Group, a joint venture in which the Partnership owns, directly or indirectly, all of the joint venture interests, is not currently under a contract for sale. The Partnership intends to put the Ocala Parcel up for auction on November 26, 2002, subject to obtaining a specified minimum bid, with an anticipated closing of the sale in December 2002. However, there can be no assurance as to whether the minimum bid amount will be received or when or if a sale will close or the amount of net proceeds that will be received by the Partnership.

     There are 128 townhomes at Courtyard Grove II, each of which is under a contract for sale, that remain to be built in the Partnership's Weston
Community.   The Partnership expects to complete the construction and close on the sale of these housing units by the end of the second quarter of 2003. These townhomes are the last housing units to be built in Weston.

     On October 1, 2002, the Partnership, through certain consolidated entities, closed on the sale of Weston Hills Country Club (the "Country Club") to an unaffiliated third party. Under the sale and purchase agreement, the sellers made certain representations, warranties and indemnities for the benefit of the purchaser that will survive for one year from the date of the closing. In accordance with the sale and purchase agreement, $1,000,000 of the sale price has been placed in escrow to pay possible claims or demands of the purchaser arising from the sale during the one-year period. The gross cash sale price for the Country Club was $23,500,000 plus approximately $224,000 for existing consumable and saleable inventory. Net cash proceeds received from the sale, after prorations, closing costs and payment of funds into escrow, totaled approximately $19,348,000. The net book value and net cash proceeds received from the sale represented approximately 7% and 10% respectively, of the Partnership's total consolidated assets for financial reporting purposes at September 30, 2002.

     Although the Partnership does not believe that the contracts for the sale of The Shoppes of Town Center in Weston and the Waterways II Parcel are subject to any extraordinary conditions to closing, there is no assurance that the sale of these assets will be completed pursuant to the terms of the existing contracts. Similarly, although the Partnership is putting the Ocala Parcel up for auction, there is no assurance that the minimum bid for the sale will be received or that a sale thereof will otherwise be completed as currently contemplated. If the sale of any of these assets is not completed as currently anticipated, the Partnership will need additional time in which to arrange for a sale or sales of such asset(s). The Partnership believes that having adequate time to sell these assets would improve its position for a subsequent remarketing, negotiation and closing, assuming that one or more of these assets are not sold as currently anticipated. Moreover, the additional time period would allow the Partnership to sell or otherwise dispose of its other remaining assets, including smaller land parcels, tangible personal property such as vehicles and furniture, fixtures and equipment used in the Partnership's operations and receivables.

     As a result, on October 29, 2002, the Partnership commenced a solicitation for consents to an amendment (the "Amendment") to the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement") that would extend the term of the Partnership's liquidation period to not later than October 31, 2005. In addition, under the terms of the Amendment, in order to provide for a wind-up of all of the obligations of the Partnership, the General Partner would be authorized, in its sole discretion, to complete the liquidation of the Partnership by forming a liquidating trust and contributing any remaining Partnership assets to the liquidating trust subject to all outstanding obligations and liabilities of the Partnership. For further information concerning the Amendment and the solicitation of consents including risk factors and conflicts of interest of the General Partner and its affiliates, reference is made to the Definitive Proxy Statement containing the consent solicitation of the Partnership filed with the Securities and Exchange Commission on October 29, 2002.

     Pending the completion of the liquidation, winding up and termination of the Partnership (or if applicable, the liquidating trust), it is anticipated that the Partnership (or the liquidating trust, as the case may be) will retain a substantial amount of funds in reserve to provide for the payment of, the defense against, or other satisfaction or resolution of obligations, liabilities (including contingent liabilities) and claims, including those for possible construction repairs, homeowner warranty claims, completion of work for certain homeowner associations and master associations and pending and possible future litigation and environmental matters. The amount of funds to be retained in reserve for these purposes has not yet been determined. The Partnership expects that those funds in excess of the amount determined to be held in reserve would be distributed during 2003 to the partners and Holders of Interests. That portion, if any, of the funds held in reserve that are not ultimately used to pay, defend or otherwise resolve or satisfy obligations, liabilities or claims would subsequently be distributed to the partners and Holders of Interests as a final liquidating distribution.

     Various factors may affect the timing of completing the liquidation, winding up and termination of the Partnership (and, if applicable, the liquidating trust) and the amount of a final liquidating distribution of funds, if any, out of those retained in reserve. These factors include the amount of time it takes to complete construction of the last townhomes in Weston, to sell or dispose of the Partnership's other remaining assets and to resolve all obligations, liabilities (including contingent liabilities) and claims. Among the important factors involved in liquidating the Partnership's assets are the retention of an adequate workforce, maintaining existing relationships with vendors and tradesmen through completion of construction, and the ability to close sales of The Shoppes of Town Center in Weston, Waterways II Parcel and the Ocala Parcel properties.

     At September 30, 2002 and December 31, 2001, the Partnership had unrestricted Cash and cash equivalents of approximately $120,832,000 and $123,181,000, respectively. Cash and cash equivalents are available for future debt service, contingent liabilities, working capital requirements and distributions to partners and Holders of Interests. In this regard, in October 2002, the Partnership made a distribution totaling approximately $44,888,900, of which $40,400,000 was distributed to the Holders of Interests ($100.00 per Interest), and approximately $4,488,900 was distributed to the General Partner and Associated Limited Partners, collectively. The source of both short-term and long-term future liquidity is expected to be derived primarily from existing cash balances, the sale of housing units, land parcels and other assets including The Shoppes of Town Center.

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

     On July 31, 1997, the Partnership obtained a new credit facility from certain banks with Barnett Bank, N.A. being the primary agent on the facility. The credit facility consisted of a $75 million term loan, a $20 million revolving line of credit and a $5 million letter of credit facility which matured on July 31, 2001. The term loan, which was paid off in December 2000, and the letter of credit facility were not renewed. The $20 million revolving line of credit was extended for a fee of $50,000 through September 30, 2002 with First Union National Bank as the only lender.
There were no borrowings on the revolving line of credit which expired on September 30, 2002.

     In May 2000, the Partnership closed on a $20 million loan with First Union National Bank for the development and construction of The Shoppes of Town Center in Weston, a mixed use retail/office plaza consisting of approximately 158,000 net leasable square feet. The loan was made to an indirect, majority-owned subsidiary of the Partnership, and the Partnership has guaranteed the obligations of the borrower, subject to a reduction in the guarantee upon the satisfaction of certain conditions. At
September 30, 2002, the balance outstanding on the loan was approximately $13,961,000. This amount is included in Liabilities held for sale on the accompanying consolidated balance sheets. Interest on the loan (as modified effective May 31, 2001 and further modified effective December 31,
2001) is based on the relevant LIBOR rate plus 1.8% per annum. Monthly payments of interest only were required during the first twenty-five months of the loan. On July 1, 2002, the maturity date for the loan was extended for eleven months and monthly payments of principal and interest are currently due based upon a 25 year loan amortization schedule and an assumed interest rate based on the ten-year treasury bond rate plus 2.5% per annum. The loan may be prepaid in whole or in part at anytime, provided that the borrower pays any costs or expenses of the lender incurred as a result of a prepayment on a date other than the last day of a LIBOR interest period. Construction of The Shoppes of Town Center commenced in March 2000 and was substantially complete at September 30, 2002. Currently, the Shoppes of Town Center is approximately 98% leased to tenants.

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

     CMG subsequently modified and extended its offer to purchase Interests for $190 per Interest. In October 2002, the General Partner, on behalf of the Partnership, determined that the modified CMG offer was inadequate and not in the best interests of the Holders of Interests. Accordingly, the General Partner recommended that Holders of Interests reject such offer and not tender their Interests to CMG pursuant to its modified offer, which is currently scheduled to expire in late January 2003, subject to earlier termination under certain circumstances.

RESULTS OF OPERATIONS

     The results of operations for the three and nine months ended September 30, 2002 and 2001, are primarily attributable to the development and sale or operation of the Partnership's assets.

     The decrease in balance sheets components such as restricted cash, trade and other receivables, inventories, prepaid expenses and other assets, accounts payable and deposits at September 30, 2002 as compared to December 31, 2001 is attributable to the orderly ongoing liquidation of the Partnership's assets as previously discussed. The increase in assets and liabilities held for sale is primarily attributable to construction of the Shoppes of Town Center. The increase in accrued expenses and other liabilities is primarily due to the accrual for additional construction costs.

     For the three months ended September 30, 2002, the Partnership (including its consolidated and unconsolidated ventures) closed on the sale of 256 housing units. This compares to closings in the third quarter of 2001 of 342 housing units and four commercial office building units. Outstanding contracts ("backlog") at September 30, 2002, were for 130 housing units and for the sales of Weston Hills Country Club, The Shoppes of Town Center in Weston and the Waterways II Parcel. This compares to a backlog at September 30, 2001 of 1,124 housing units and for the sale of Weston Athletic Club. As of September 30, 2002, all housing units were under contract.

     The Partnership's Communities, other than Weston, have completed construction. The Partnership's Weston Community is in its final stage of development, with an estimated remaining build-out of approximately five months. The Partnership is currently seeking to complete the liquidation of its remaining assets and wind up and make a final distribution of any residual funds by December 2004. However, there is no assurance that the winding up and final distribution of any residual funds will occur within this time frame.

     Housing revenues and gross operating profit margins from housing operations decreased for the three and nine month periods ended
September 30, 2002 as compared to the same periods in 2001, due to a decrease in the number of units closed, a change in the mix of product sold and accruals for additional construction costs of approximately $2 million and $5 million, respectively, for the three and nine month periods ended September 30, 2002. Revenues generated from the closing of units in Weston account for approximately 100% and 99% of the housing revenues recognized for the three and nine months ended September 30, 2002 and 2001, respectively.

     The decrease in homesite revenues for the nine month period ended September 30, 2002 as compared to the same period in 2001 is due to the close-out of the remaining lot inventory in the Partnership's Communities. There was no homesite revenue for the three months ended September 30, 2002 and 2001. The Partnership has no remaining lot inventory to be sold in Weston.

     Land and property revenues for the nine months ended September 30, 2002 was generated primarily from the sale of commercial office building units in Weston. There was no land and property revenues for the three months ended September 30, 2002. Land and property revenues for the three and nine months ended September 30, 2001 were generated primarily from the sales of two commercial office buildings in Weston and the recognition of profits from land sales closed in prior years which had been deferred until the accounting criteria for profit recognition had been met.

     Operating properties represents activity from the Partnership's club operations, commercial properties and certain other operating assets. Effective January 1, 2002, the Partnership adopted SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, operations of The Shoppes of Town Center, Weston Hills Country Club, The AOK Group, which owns the Ocala Parcel, the Waterways II Parcel, and two commercial office building units, which meet the criteria for Assets held for sale, have been accounted for as Income from assets held for sale, and the results of operations for those assets have been excluded from continuing operations in the consolidated statements of operations for all periods presented. The net income from assets held for sale increased for the three and nine months ended September 30, 2002 as compared to the same periods in 2001 primarily due to rental revenues from The Shoppes of Town Center, which began generating rental income during the third quarter of 2001. Operating property revenues and cost of revenues decreased for the three and nine month periods ended September 30, 2002 as compared to the same periods in 2001, due to the sale of the Weston Athletic Club in October 2001.

     The decrease in revenues from Brokerage and other operations for the three and nine months ended September 30, 2002 as compared to the same periods in 2001 is due primarily to a decrease in brokerage commissions earned in Weston resulting from a reduced number of units closed by third party builders within the Community, a decrease in fees earned from the Partnership's mortgage brokerage operations due to a decrease in the number of housing units closed and a decrease in revenue from the Partnership's property management activities.

     Selling, general and administrative expenses include all marketing costs, with the exception of those costs capitalized in conjunction with the construction of housing units, as well as project administrative and support service costs. These expenses are net of the marketing fees received from third party builders. Selling, general and administrative expenses decreased for the three and nine months ended September 30, 2002 as compared to the same periods in 2001 due primarily to decreased marketing, and support service costs resulting from the final stage of development of its Weston Community. Marketing costs for the three and nine month periods ended September 30, 2002 were approximately $526,000 and $1,934,000, respectively, as compared to $1,401,000 and $3,632,000, respectively, for the same periods in 2001. Support service costs for the three and nine month periods ended September 30, 2002 were approximately $1,620,000 and $4,765,000, respectively, as compared to $1,868,000 and
$6,029,000, respectively, for the same periods in 2001.

     Interest income decreased during the three and nine months ended September 30, 2002 as compared to the same periods in 2001 due primarily to the decline in interest rates on invested funds throughout 2001.

     ITEM 4. CONTROLS AND PROCEDURES

     Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act") promulgated thereunder, the principal executive officer and the principal financial officer of the Partnership have evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the date of the filing of this report (the "Evaluation Date") with the Securities and Exchange Commission ("SEC"). Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Partnership's disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in this report was recorded, processed, summarized and reported within the time period specified in the applicable SEC rules and form for this report. Furthermore, there have been no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     The Partnership is a defendant in an insurance subrogation matter. On or about May 10, 1996, a subrogation claim entitled Juarez v. Arvida Corporation et al., Case No. 96-09372 CA13, was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). In this suit, plaintiffs seek to recover damages, pre-and post-judgment interest, costs and any other relief the Court may deem just and proper in connection with $3,200,000 American Reliance allegedly paid on specified claims at Country Walk in the wake of Hurricane Andrew. Disney is also a defendant in this suit. The Partnership is advised that the amount of this claim that allegedly relates to units it sold is approximately $350,000. The Partnership is being defended by one of its insurance carriers. The Partnership believes that a material loss for the Partnership as a result of this lawsuit is remote. The accompanying consolidated financial statements do not reflect any accruals related to this matter.

     The Partnership has been named a defendant in a purported class action entitled Lakes of the Meadow Village Homes, Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight and Nine Maintenance Associates, Inc.,
v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. The original complaint was filed on or about November 27, 1995 and an amended complaint, which purports to be a class action, was filed on or about February 28, 1997. In the case, plaintiffs seek unspecified damages, attorneys' fees and costs, recission of specified releases, and all other relief that plaintiffs may be entitled to at equity or at law on behalf of the 460 building units they allegedly represent for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs have alleged that Walt Disney World Company is responsible for liabilities that may arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership is potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs allege breach of building codes and breach of implied warranties. In addition, plaintiffs seek recission and cancellation of various general releases obtained by the Partnership allegedly in the course of the turnover of the Community to the residents. Previously, the trial court had granted the Partnership summary judgment against the plaintiffs' claims, based on the releases obtained by the Partnership. The ruling was reversed on appeal, the appellate court finding that there were issues of material fact, which precluded the entry of judgment for the Partnership, and the case was remanded to the trial court for further proceedings. Plaintiffs have indicated that they may seek to hold the Partnership responsible for the entire amount of alleged damages owing as a result of the alleged deficiencies existing throughout the entire development. The Partnership has tendered this matter to Disney pursuant to the Partnership's indemnification rights and has filed a third-party complaint against it pursuant to the Partnership's rights of contractual indemnity. The Partnership has also answered the amended complaint and has filed a cross-claim against Disney's affiliate, Walt Disney World Company, for common law indemnity and contribution. Discovery in this litigation is proceeding, and the case is currently set for trial in February 2003.

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

     Plaintiffs filed a motion for leave to amend the complaint to assert a claim for punitive damages based in part on the Building Department notices and alleged pervasive construction defects throughout the development. The proposed amended complaint also contained a claim for prejudgment interest.

In their motion, plaintiffs reference investigations conducted throughout 2001 and 2002, during the course of which plaintiffs allegedly discovered numerous construction defects involving the fire prevention systems, roof trusses and roof framing systems, reinforced masonry walls, and other building systems. Plaintiffs raised some of these alleged construction defects after the Building Department issued its notices of violations; and, accordingly, some of such alleged defects were not included in the Building Department's notices of violations. There is no assurance that the plaintiffs will not raise additional issues. The motion for leave to amend was denied by the trial court on October 9, 2002.

     The Partnership has not examined all of the buildings nor fully assessed the alleged merits of the plaintiffs' investigations. The Partnership is currently being defended by counsel for one of its insurance carriers. During 2001, the Partnership settled the claims brought in connection with Lakes of the Meadows Village Homes Condominium No. 8 Maintenance Association, Inc. ("Association No. 8") for a payment of $155,000 funded by one of the Partnership's insurance carriers. Representatives of the Partnership have discussed with representatives of Association No. 8 issues raised by the Building Department's notices of violations for that Association's condominium units. Based on currently known information, the Partnership estimates that it may cost approximately $1,500,000 to address the construction issues raised by the Building Department notices and comments on construction permit applications for units in Association No. 8. Association No. 8 has asked the Partnership to pay for the costs to address these construction issues. As a result of these discussions, the Partnership has asked one of its insurance carriers to pay the expense of addressing these construction issues for Association No. 8. In the event that the insurance carrier does not fund these costs, the Partnership will consider whether it should fund these costs under the circumstances.

     Based on currently known information, the Partnership estimates that the cost of addressing the construction issues raised by the Building Department notices for units that the Partnership built and sold, other than for those such units in Association No. 8, may be approximately $3,500,000. The Partnership has asked the insurance carrier to pay the cost of addressing these construction issues. As discussed above, the plaintiffs have made claims in addition to those alleged in the Building Department's notices of violations, and these additional claims are not included in the Partnership's estimates of the amounts necessary to address the construction issues raised by the Building Department's notices of violations, including those for Association No. 8.

     On August 8, 2002, the Partnership attended a mediation of this matter. During the course of the mediation, plaintiffs demanded $298,000,000 on behalf of Association Nos. 1-7 and 9, such sums allegedly representing the cost to address all construction defects currently alleged to exist by plaintiffs, associated damages, and such other relief as the plaintiffs believe they are entitled, including punitive damages. As to the claim for punitive damages, the Court subsequently denied plaintiffs leave to amend the complaint to add a punitive damage claim. With this demand, plaintiffs are seeking to impose liability on the Partnership for all of the units in Association Nos. 1-7 and 9. The Partnership believes that its liability, if any, extends to the portion of the units that the Partnership built and sold, which the Partnership estimates to be approximately ten percent of the units in Association Nos. 1-7 and 9. The parties are in the process of exchanging technical information regarding the issues raised by the notices of violation and possible ways in which to address those issues. The mediation has not concluded and the parties are currently scheduled for further mediation on November 15-16, 2002.

     On August 9, 2002, the Partnership received a reservation of rights letter from one of its insurance carriers by which the carrier purports to limit its exposure with regard to the Lakes of the Meadow matter and to reserve its rights to deny coverage and/or defense under the policy and/or applicable law and with respect to defense costs incurred or to be incurred in the future, to be reimbursed and/or obtain an allocation of attorney's fees and expenses if it is determined there is no coverage. The Partnership strongly disagrees with the position taken by the carrier in the reservation of rights letter and believes that it is covered under the terms of the carrier's policy. However, the Partnership can give no assurances as to the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurance. The Partnership has applied the accounting rules concerning loss contingencies in regard to the treatment of this matter for financial reporting purposes.

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


                ARVIDA/JMB PARTNERS, L.P.

                BY:   Arvida/JMB Managers, Inc.
                      (The General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: November 14, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: November 14, 2002




                            CERTIFICATIONS
                            --------------

I, Gary Nickele, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Arvida/JMB Partners, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:November 14, 2002

                            /s/ Gary Nickele
                            ----------------------------
                            Principal Executive Officer





I, Gailen J. Hull, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Arvida/JMB Partners, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:November 14, 2002

                            /s/ Gailen J. Hull
                            ----------------------------
                            Principal Financial Officer