Form 10-K
period 2002-12-31
ARVIDA JMB PARTNERS L P
filed 2003-03-24
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the Fiscal Year
Ended December 31, 2002                Commission file no. 0-16976


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K   [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [   ]   No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not applicable.

                  Documents Incorporated by Reference

Certain portions of the Prospectus of the registrant dated September 16, 1987, and filed with the Commission pursuant to Rules 424(b) and 424(c) under the Securities Act of 1933 are incorporated by reference in Part III of this Annual Report on Form 10-K.

                               TABLE OF CONTENTS


                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   7

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   9

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . .  11


PART II

Item 5.      Market for the Partnership's Limited
             Partnership Interests and
             Related Security Holder Matters. . . . . . .  12

Item 6.      Selected Financial Data. . . . . . . . . . .  13

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .  16

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .  25

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  26

Item 9.      Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  57


PART III

Item 10.     Director and Executive Officers of
             the Registrant . . . . . . . . . . . . . . .  57

Item 11.     Executive Compensation . . . . . . . . . . .  59

Item 12.     Security Ownership of Certain Beneficial
             Owners and Management and Related Security
             Holder Matters . . . . . . . . . . . . . . .  59

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  61

Item 14.     Controls and Procedures. . . . . . . . . . .  62


PART IV

Item 15.     Exhibits, Financial Statement
             Schedules, and Reports on Form 8-K . . . . .  63


SIGNATURES and CERTIFICATIONS . . . . . . . . . . . . . .  66

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

     Pursuant to the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), the General Partner was to elect to pursue one of the following courses of action on or before October 31, 1997: (i) to cause the Interests to be listed on a national exchange or to be reported by the National Association of Securities Dealers Automated Quotation System; (ii) to purchase, or cause JMB Realty Corporation or its affiliates to purchase, all of the Interests at their then appraised fair market value (as determined by an independent nationally recognized investment banking firm or real estate advisory company); or (iii) to commence a liquidation phase in which all of the Partnership's remaining assets were to be sold or disposed of by the end of the fifteenth year from the termination of the offering. On October 23, 1997, the Board of Directors of the General Partner met and approved a resolution selecting the option to commence an orderly liquidation of the Partnership's remaining assets that was to be completed by October 2002.

     Since October 1997, the Partnership (including various of its joint ventures and subsidiaries) has sold a substantial amount of assets in an effort to liquidate the Partnership. For example, during the last three months of 1997, the Partnership sold Parkway Center, a mixed-use center containing approximately 258,000 square feet of office and retail space and a Radisson Suite Hotel; the Cabana Club located in the Sawgrass Community; and two retail shopping centers located in the Weston Community. In 1998, the Partnership sold its cable operation in the Weston Community and the remaining memberships in the Sawgrass Country Club. In 1999, the Partnership completed the sale of the River Hills Country Club as well as its residential resale brokerage operations in Weston, Sawgrass and Boca Raton, Florida. During 2000 and 2001, the Partnership completed a bulk sale of its remaining lot inventory (approximately 103 developed and undeveloped lots and the sales center) at its Waters Edge Community, closed on the sale of the remaining lots at its Cullasaja Community and the remaining equity memberships in the Cullasaja Club and sold the Weston Athletic Club. In October 2002, the Partnership sold the Weston Hills Country Club, a golf and country club operation located in Weston, Florida.

In November and December 2002, the Partnership completed the sale of (i) an approximate 4.6 acre parcel in Weston (the "Waterways II Parcel") on which the Partnership was constructing a shopping center to contain approximately 31,300 square feet of rentable space, and (ii) an approximate 46 acre parcel (the "Ocala Parcel") near Ocala, Florida, respectively. In February 2003, the Partnership closed on the sale of The Shoppes of Town Center in Weston, a mixed-use retail/office plaza consisting of approximately 158,000 net leaseable square feet. In addition, since the beginning of 1998 through February 28, 2003, the Partnership has closed on the sale of approximately 6,180 housing units, more than 360 homesites and in excess of 135 acres of developed and undeveloped land tracts, as well as interests in a number of office buildings. These sales have resulted from the close out of the River Hills Community, Arvida's Grand Bay condominium project on Longboat Key, Florida, the Cullasaja and Water's Edge Communities as well as the near sell-out of all housing units and homesites at the Partnership's largest Community, Weston, in Broward County, Florida. For more information concerning the Partnership's sale of assets during the past three years, reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report.

     In October 2002, the Partnership commenced a solicitation for consents to an amendment (the "Amendment") to the Partnership Agreement providing for an extension of the term of the Partnership's liquidation period to not later than October 31, 2005. In addition, under the terms of the Amendment, Arvida/JMB Managers, Inc., the General Partner of the Partnership, is authorized, in its sole discretion, to complete the liquidation of the Partnership by forming a liquidating trust (the "Liquidating Trust") and contributing any remaining Partnership assets to the Liquidating Trust subject to all outstanding obligations and liabilities of the Partnership. In November 2002, a majority of the Holders of Interests gave their consent to the Amendment, which became effective October 29, 2002, and, accordingly, the term of the Partnership's liquidation period has been extended. For further information concerning the consent solicitation and the votes granting consent, withholding consent and abstaining with respect to the Amendment, reference is made to
Item 4. Submission of Matters to a Vote of Security Holders in this report.

     At March 1, 2003, the Partnership had 97 townhomes, each of which is under a contract for sale, that remain to be built or for which the sale remains to be closed, in the Partnership's Weston Community. The Partnership expects to complete construction and close on the sale of these townhomes, which are the last units to be built by the Partnership in Weston, by the end of the second quarter of 2003. The Partnership's other remaining assets include various small land parcels to be sold in their respective current stages of development, an additional housing unit, tangible personal property, including vehicles and furniture, fixtures and equipment used in the Partnership's operations, receivables and certain contract rights.

     Outstanding contracts ("backlog"), at March 1, 2003 were for 97 townhomes with an aggregate sale price of approximately $17,735,000. These contracts are all expected to be closed by the end of the second quarter of 2003. This compares with a backlog for housing units at March 1, 2002 of 592 housing units with an aggregate sale price of approximately
$164,066,000.

     As noted above, under the terms of the Amendment, the General Partner is authorized in its sole discretion, to complete the termination of the Partnership by forming a Liquidating Trust. The trustee or trustees of the Liquidating Trust are expected to be an officer or officers of the General Partner. The remaining Partnership assets would be contributed to the Liquidating Trust subject to all outstanding obligations and liabilities of the Partnership. The General Partner, Associate Limited Partners and Holders of Interests would receive beneficial interests in the Liquidating Trust in proportion to their respective interests in the Partnership. Subsequently, after liquidating any remaining non-cash assets and providing for the payment or satisfaction of all such obligations and liabilities, the trustee(s) of the Liquidating Trust would distribute any remaining proceeds to the General Partner, Associate Limited Partners and Holders of Interests in proportion to their respective interests in the Liquidating Trust. The Partnership believes that the use of the Liquidating Trust would permit the realization of administrative cost-savings while allowing for the management and satisfaction of residual obligations and liabilities arising out of the Partnership's operations.

     Pending the completion of the liquidation, winding up and termination of the Partnership (or if applicable, the Liquidating Trust), it is anticipated that the Partnership (or the Liquidating Trust, as the case may be) will retain a substantial amount of funds in reserve to provide for the payment of, the defense against, or other satisfaction or resolution of obligations, liabilities (including contingent liabilities) and current and possible future claims, including those for indemnities and other matters under various agreements made in connection with the sales of the Weston Hills Country Club, The Shoppes of Town Center and other assets, possible construction repairs, homeowner warranty claims, completion of work for certain homeowner associations and master associations and pending and possible future litigation and environmental matters. The amount of funds to be retained in reserve for these purposes has not yet been determined. The Partnership currently expects that those available funds in excess of the amount determined to be held in reserve would be distributed during 2003 and 2004 to the partners and Holders of Interests. That portion, if any, of the funds held in reserve that are not ultimately used to pay, defend or otherwise resolve or satisfy obligations, liabilities or claims would subsequently be distributed to the partners and Holders of Interests as a final liquidating distribution at a later date.

     The Partnership is not able to determine the amount of time and money that it will take to effect its (or, if applicable, the Liquidating Trust's) liquidation, winding up and termination. Various factors may affect the timing of completing the liquidation, winding up and termination of the Partnership (and, if applicable, the Liquidating Trust) and the amount of a final liquidating distribution of funds, if any, out of those retained in reserve. These factors include the amount of time it takes to complete construction of the last townhomes in Weston, to sell or otherwise dispose of the Partnership's other remaining assets and the time and expense to resolve all obligations, liabilities and claims, including contingent liabilities and claims that are not yet asserted but may be made in the future. Among the important factors involved in liquidating the Partnership's assets are the retention of an adequate workforce and maintaining existing relationships with vendors and tradesmen through completion of construction of the remaining townhomes in Weston. In addition, as noted above, additional or unanticipated remedial construction or development costs, delays in resolving pending or threatened litigation or potential claims, currently unasserted claims that arise in the future and other factors could extend the time required, and significantly increase the cost, to complete the liquidation, winding up and termination.

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

     Within the Communities, the Partnership has constructed, or caused to be constructed, a variety of products, including single-family homes, town-houses and condominiums to be developed for sale, as well as related commercial and recreational facilities. The Communities were located primarily throughout the state of Florida, with Communities also located near Atlanta, Georgia and Highlands, North Carolina. Additional undeveloped properties owned by the Partnership in or near its Communities have been developed as retail and/or office properties. The Partnership has also owned or managed certain club and recreational facilities within certain of its Communities. Certain assets located in Florida were acquired by the Partnership by purchasing a 99.9% interest in a joint venture partnership in which the General Partner acquired the remaining joint venture partnership interest. In addition, other assets were owned by various partnerships, the interests of which have been held by certain indirect subsidiaries of the Partnership and by the Partnership. The Partnership has also sold individual residential lots and parcels of partially developed and undeveloped land. The third-party builders and developers to whom the Partnership has sold homesites and land parcels were generally smaller local builders who required project specific financing for their developments and whose operations were more susceptible to fluctuations in the availability and terms of financing.

     Pursuant to a management agreement with the Partnership, through December 31, 1997, Arvida Company ("Arvida"), an affiliate of the General Partner, provided development and management supervisory and advisory services and the personnel therefor to the Partnership for all of its projects and operations, subject, in each case, to the overall control of the General Partner on behalf of the Partnership. In November 1997, The St. Joe Company, an unaffiliated third party, completed its acquisition of a majority interest in St. Joe/Arvida Company, L.P. ("St. Joe/Arvida"), which acquired the major assets of Arvida. In connection with this transaction, Arvida entered into a sub-management agreement with St. Joe/Arvida, effective January 1, 1998, whereby St. Joe/Arvida provides (and is reimbursed for) a substantial portion of the development and management supervisory and advisory services (and personnel with respect thereto) to the Partnership that Arvida would have otherwise provided pursuant to its management agreement with the Partnership. Effective January 1, 1998, St. Joe/Arvida employed most of the same personnel previously employed by Arvida, and the services provided to the Partnership pursuant to the sub-management agreement generally have been provided by the same personnel. Affiliates of JMB Realty Corporation own a minority interest in St. Joe/Arvida. The transaction did not involve the sale of any assets of the Partnership, nor the sale of the General Partner's interest in the Partnership.

     The business of the Partnership is cyclical in nature and certain aspects of the development of Community projects are to some degree seasonal. Such seasonality has not had a material impact on its business. A presentation of information about industry segments, geographic regions or raw materials is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

     The Partnership generally has followed the practice with respect to its Communities of (i) developing an overall master plan for the Community,
(ii) creating a unifying architectural theme that is consistent with the Community's master plan, (iii) offering a variety of recreational facilities, (iv) imposing architectural standards and other property restrictions on residents and third-party developers, in order to enhance the long-term value of the Community, (v) establishing property owners' associations to maintain compliance with architectural, landscaping and other requirements and to provide for ownership and maintenance of certain facilities, and/or (vi) operating and controlling access to golf, tennis and other recreational facilities.

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

The process may also require committing land for public use and payment of substantial impact fees. In addition, state laws generally have provided further that a parcel of land cannot be subdivided into distinct segments without having a plat filed and finalized with the local or municipal authority, which, in general, has required the approval of various local agencies, such as environmental and public works departments. In addition, the Partnership has been required to secure the actual permits for development from applicable Federal (e.g., the Army Corps of Engineers and/or the Environmental Protection Agency with respect to coastal and wetlands developments, including dredging of waterways) and state or local agencies, including construction, dredging, grading, tree removal and water management and drainage district permits. The Partnership has been subject, in the process of obtaining such permits or approvals for platting or construction activities, to delays or additional expenses; however, such permits and approvals were customarily obtained in conjunction with the development process. Failure to obtain or maintain necessary approvals, or rejection of submitted plans, would result in an inability to develop the Community as originally planned and would cause the Partnership to reformulate development plans for resubmission, which might result in a failure to increase, or a loss of, market value of the property or delays in developing the property. The foregoing discussion and the discussion which follows also have been generally applicable to the Partnership's commercial and industrial developments.

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

     In developing the infrastructure and amenities of its Communities and building its own housing products, the Partnership has functioned as a general contractor although it has also from time to time hired firms for general contracting work. The Partnership generally has followed the practice of hiring subcontractors, architects, engineers and other professionals on a project-by-project basis rather than maintaining in-house capabilities, principally to be able to select the subcontractors and consultants it believed were most suitable for a particular development project and to control fixed overhead costs. The Partnership has not been faced with any significant material or labor shortages and does not expect any such shortages in connection with its construction of the remaining townhomes in the Weston Community.

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

     Certain assets in which interests have been acquired by the Partnership are described in more detail under Item 2. Properties below to which reference is hereby made for a description of such assets.

     The Partnership's real properties are subject to competition from similar types of properties in the vicinities in which they are located, including properties owned, advised or managed by affiliates of the General Partner. The Partnership's principal markets have been in Florida, particularly in or near Jacksonville, Tampa, Longboat Key, Boca Raton and Broward County, Florida and, to a lesser extent, in or near Atlanta, Georgia and the Highlands, North Carolina. In general, the Partnership has competed with other real estate projects primarily on the basis of the location and quality of its real estate developments and, in the case of its Community developments, the type and quality of its amenities. The Partnership has no real estate assets located outside of the United States.

     In the opinion of the General Partner of the Partnership, all of the investment properties held at December 31, 2002 are adequately insured.

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

     At March 1, 2003, the Partnership had approximately 80 employees as compared to 580 employees at March 1, 2002. The reduction in employees is consistent with the orderly liquidation of the Partnership's remaining assets which is currently in process.

     The terms of transactions between the Partnership and the General Partner and its affiliates are set forth in Items 11 and 13 filed with this annual report to which reference is hereby made for a description of such terms and transactions.


ITEM 2.  PROPERTIES

     At March 1, 2003, the Partnership had 97 townhomes, each of which is under a contract for sale, that remain to be built or for which the sale remains to be closed, in the Weston Community. The Partnership's other remaining real properties include various small land parcels to be sold in their respective current stages of development and one additional housing unit.

     The principal assets developed or managed by the Partnership during the past several years are described below. The acreage amounts set forth herein are approximations of the gross acreage of the Communities or other properties referred to or described and are not indicative of the net developable acreage that was previously owned by the Partnership or its joint ventures. The Partnership's Shoppes of Town Center in the Weston Community, a mixed use office/retail plaza consisting of approximately 158,000 net leasable square feet, which was sold to an unaffiliated third party on February 7, 2003, was subject to a mortgage to secure the repayment of the Partnership's indebtedness as discussed in detail in
Note 7.

     (a)  Palm Beach County, Florida

     The Partnership owned property in Broken Sound, a 970-acre Community located in Boca Raton. The Community offered a wide range of residential products built by the Partnership or third-party builders, all of which were sold and closed as of December 31, 1995.

     (b)  Broward County, Florida

     Weston, a 7,500-acre Community, is in its final-stage of development. The Community offers a complete range of housing products built by the Partnership or third-party builders, as well as tennis, swim and fitness facilities and two-18 hole golf courses. In addition, the Partnership owned and developed commercial land located in the Weston Community. Reference is made to Note 10 for a discussion of the Partnership's use of certain tax-exempt financing in connection with the development of the Weston Community.

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

     (d)  Jacksonville, Florida

     The Partnership owned property in two Communities in Ponte Vedra Beach, Florida, twenty-five miles from downtown Jacksonville, known as Sawgrass Country Club and The Players Club at Sawgrass. All units in these Communities were sold and closed as of December 31, 1996. The Partnership also owned property in a 730-acre Community known as the Jacksonville Golf & Country Club. All of the units were sold and closed as of December 1998.

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

     (g)  Other

      Through a joint venture, the Partnership also owns a 2.5 acre commercial parcel in Ocala Florida, which is not located in its residential Communities. A visitor information center is located on the property which is leased to an unaffiliated third party.

ITEM 3.  LEGAL PROCEEDINGS

     The Partnership has been named a defendant in a purported class action entitled Lakes of the Meadow Village Homes, Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight and Nine Maintenance Associates, Inc.,
v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. The original complaint was filed on or about November 27, 1995 and an amended complaint, which purports to be a class action, was filed on or about February 28, 1997. In the case, plaintiffs seek unspecified damages, attorneys' fees and costs, recission of specified releases, and all other relief that plaintiffs may be entitled to at equity or at law on behalf of the 460 building units they allegedly represent for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs have alleged that Walt Disney World Company is responsible for liabilities that may arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership is potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs allege breach of building codes and breach of implied warranties. In addition, plaintiffs seek recission and cancellation of various general releases obtained by the Partnership allegedly in the course of the turnover of the Community to the residents. Plaintiffs have indicated that they may seek to hold the Partnership responsible for the entire amount of alleged damages owing as a result of the alleged deficiencies existing throughout the entire development. The Partnership has tendered this matter to The Walt Disney Company ("Disney") pursuant to the Partnership's indemnification rights and has filed a third-party complaint against it pursuant to the Partnership's rights of contractual indemnity. The Partnership has also answered the amended complaint and has filed a cross-claim against Disney's affiliate, Walt Disney World Company, for common law indemnity and contribution. Discovery in this litigation is proceeding with a discovery cut-off of August 15, 2003, and a trial date to be set thereafter.

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

     On August 8, 2002, the Partnership attended a mediation of this matter. During the course of the mediation, plaintiffs demanded $298,000,000 on behalf of the Association Nos. 1-7 and 9, such sums allegedly representing the cost to address all construction defects currently alleged to exist by plaintiffs, associated damages and such other relief as the plaintiffs believe they are entitled, including punitive damages. As to the claim for punitive damages, the Court subsequently denied plaintiffs leave to amend the complaint to add a punitive damage claim. With this demand, plaintiffs have sought to impose liability on the Partnership for all of the units in Association Nos. 1-7 and 9. The Partnership believes that its liability, if any, extends to the portion of the units that the Partnership built and sold, which the Partnership estimates to be approximately ten percent of the units in Association
Nos. 1-7 and 9. In this mediation session, a mediation conducted on November 15-16, 2002, and in various other communications, the parties have exchanged technical information regarding the issues raised by the notices of violation, plaintiffs' demands, and possible ways in which to address those issues. Further sessions and discussions are expected.

     The Partnership is currently being defended by counsel paid for by United States Fire Insurance Company ("U.S. Fire"), one of the Partnership's insurance carriers. During 2001, the Partnership settled the claims brought in connection with Lakes of the Meadows Village Homes Condominium No. 8 Maintenance Association, Inc. ("Association No. 8") for a payment of $155,000 funded by U.S. Fire. Representatives of the Partnership have discussed with representatives of Association No. 8 issues raised by the Building Department's notices of violations for that Association's condominium units. Association No. 8 submitted construction plans to address the issues raised by the Building Department notices of violations and comments received by the plan reviewers for that Associations' units. On February 7, 2003, Association No. 8 received permits approving its plans and is in the process of putting the plans out for actual bids. Based on currently known information, the Partnership estimates that it may cost approximately $1,715,000 to fund the cost of addressing the construction issues in accordance with the approved plans. Association No. 8 has asked the Partnership to pay for the costs to address these construction issues. As a result of these discussions, the Partnership has asked U.S. Fire to pay the expense of addressing these construction issues for Association No. 8. In the event that U.S. Fire does not fund these costs, the Partnership expects to fund these costs under the circumstances and seek reimbursement from U.S. Fire or the Partnership's excess insurance carrier, The Home Insurance Company (the "Home").

     On the basis of the discussions to date, the Partnership believes that the cost of addressing the issues raised by, and to receive a release from, Association Nos. 1-7 and 9 can currently be estimated at $5.6 million. As with the cost to address the issues raised by Association No. 8, the Partnership has asked U.S. Fire to pay the expense of addressing the issues of these plaintiffs and resolving this matter. In the event that neither U.S. Fire nor Home funds these costs, the Partnership may fund these costs under the circumstances and seek reimbursement from U.S. Fire and/or Home.

     On August 9, 2002, the Partnership received a reservation of rights letter from U.S. Fire, by which it purports to limit its exposure with regard to the Lakes of the Meadow matter and to reserve its rights to deny coverage and/or defense under the policy and/or applicable law and with respect to defense costs incurred or to be incurred in the future, to be reimbursed and/or obtain an allocation of attorney's fees and expenses if it is determined there is no coverage.

     As a result of this reservation of rights letter and the demands being made by the plaintiffs in the mediation sessions, on November 20, 2002, the Partnership filed a four count complaint, Arvida/JMB Managers, Inc. on behalf of Arvida/JMB Partners, L.P. v. United States Fire Insurance Company in the Circuit Court of Cook County, Illinois, Chancery Division, 02CH21001, for declaratory relief and damages ("Illinois action"). In the complaint, the Partnership seeks, among other things, a declaration that U.S. Fire is obligated to indemnify the Partnership for the Lakes of the Meadow litigation; actual damages, including full indemnification for the Lakes of the Meadow litigation; such other direct and consequential damages as are proven at trial; prejudgment interest as permitted by law; and any other legal and equitable relief that the Court deems just and proper under the circumstances. On November 20, 2002, the same day, U.S. Fire filed a single count complaint, United States Fire Insurance Company v. Arvida/JMB Partners, L.P. in the United States District Court for the Southern District of Florida, Miami Division, Case No.: 02-23366-Civ-Moore (hereafter, "Florida federal case"), seeking a declaratory judgment against the Partnership that U.S. Fire owes the Partnership no duties of indemnification or defense with respect to the Lakes of the Meadows litigation. The Partnership has filed a motion to dismiss the Florida federal case because the Partnership does not believe that the court has diversity jurisdiction to adjudicate this matter. The parties are engaged in discovery with respect to the jurisdictional issue. The Florida federal case is currently set for trial commencing December 15, 2003. The Partnership believes that this suit is without merit and intends to vigorously defend itself.

     In a December 20, 2002 letter, Home and its agent, Risk Enterprise Management Limited ("REM"), advised the Partnership of Home's position that the Home policy provides coverage for the Lakes of the Meadow litigation only in the event that the U.S. Fire policy provides coverage and that U.S. Fire pays the limits under its policy. Given Home's position, the Partnership amended its Illinois action to add Home and REM as defendants in order to obtain, among other things, a declaration that Home is obligated to defend and indemnify the Partnership for the Lakes of the Meadow litigation; actual damages; such other direct and consequential damages as proven at trial; prejudgment interest; and any other legal and equitable relief that the court deems just and proper under the circumstances.

     On February 10, 2003, U.S. Fire filed in the United States District Court for the Northern District of Illinois, Eastern Division, a notice of removal of civil action to remove the Illinois action to federal court. The pending federal matter is filed as Arvida/JMB Managers, Inc. v. U.S. Fire Insurance Company, Home Insurance Company, and Risk Enterprise Management Inc., Case No. 03 C 0988 (hereafter, "Illinois federal case"). The Partnership has filed a motion to remand the Illinois federal case to the Illinois state court because the Partnership does not believe that the federal court has diversity jurisdiction to adjudicate the matter.

     In a separate proceeding on March 5, 2003, a superior court judge for the state of New Hampshire entered an order placing Home under an order of rehabilitation in order to preserve and protect the interests and assets of Home and to stay all actions and proceedings against it for a period of ninety days, except as may be modified by further order of the court. The Partnership is evaluating the effect, if any, that this order may have on the Illinois federal case and the coverage provided by Home.

     The Partnership strongly disagrees with the positions taken by U.S. Fire and Home and believes that it is covered under the terms of the relevant policies. However, the Partnership can give no assurances as to the ultimate portion of the expenses, fees, and damages, if any, which will be covered by its insurance.

     Other than as described above, the Partnership is not subject to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 29, 2002, the Partnership commenced a solicitation for consents to an Amendment to the Partnership Agreement that would extend the term of the Partnership's liquidation period from October 31, 2002, to not later than October 31, 2005. In addition, under the terms of the Amendment, the General Partner is authorized, in its sole discretion, to complete the liquidation of the Partnership by forming a liquidating trust and contributing any remaining Partnership assets to the liquidating trust subject to all outstanding obligations and liabilities of the Partnership. At the expiration of the consent solicitation on November 29, 2002, Holders of Interests who were entitled to consent to the Amendment had submitted properly executed consent forms representing 236,537.229 Interests out of the 404,000 outstanding Interests. The votes for the 236,537.229 Interests were cast as follows: Holders owning 211,268.899 Interests (52.29% of the 404,000 outstanding Interests) gave consent to the Amendment, Holders owning 21,004.33 Interests (5.20% of the 404,000 outstanding Interests) withheld consent for the Amendment and Holders owning 4,264 Interests (1.06% of the 404,000 outstanding Interests) abstained. Since Holders owning a majority of the outstanding Interests consented to the Amendment, the Amendment was approved. The effective date for the Amendment is October 29, 2002.

     There were no other matters submitted to a vote of security holders during 2002.

                                PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS
              AND RELATED SECURITY HOLDER MATTERS


     As of January 1, 2003, there were 16,253 record Holders of the 404,000 Interests outstanding in the Partnership. There is no public market for Interests, and it is not anticipated that a public market for Interests will develop. Consequently, a Holder may not be able to readily sell his Interests and may not be able to obtain a price that reflects the full value of the underlying assets. Upon request, the General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. However, there are restrictions governing the transferability of these Interests set forth in the Partnership Agreement and the Assignment Agreement. In addition, no transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the General Partner has been received by the General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses of the Partnership for a calendar year in which a transfer occurs will, to the extent permitted by law, be allocated between the transferor and the transferee based upon the number of quarterly periods for which each was recognized as the Holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Cash distributions to a Holder of Interests will be distributed to the person recognized as the Holder of the Interests as of the last day of the quarterly period preceding the quarter in which such distribution is made.

     Reference is made to Item 1. Business for a discussion of the election made on October 23, 1997 by the General Partner with respect to commencing an orderly liquidation of all of the Partnership's assets that is currently in process. Reference is also made to Item 4. Submission of Matters to a Vote of Security Holders for a discussion of the extension of the term of the Partnership's liquidation period to not later than October 31, 2005.

     Reference is made to Item 6. Selected Financial Data for a discussion of cash distributions made to the Holders of Interests. For a description of the provisions of the Partnership Agreement relating to cash distributions, see Note 12.

     Reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of unsolicited tender offers for Interests made by third parties unaffiliated with the Partnership or the General Partner.

ITEM 6.  SELECTED FINANCIAL DATA

                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                DECEMBER 31, 2002, 2001, 2000, 1999 AND 1998

                      (NOT COVERED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT'S REPORT)

                             2002 (a)        2001          2000          1999          1998
                           ------------   -----------   -----------   -----------   -----------

Total revenues (b). . . .  $237,667,266   440,812,139   382,458,842   363,526,353   341,598,328
                           ============   ===========   ===========   ===========   ===========

Net operating income. . .  $ 40,966,602    96,299,872    59,777,924    71,082,417    63,699,814
                           ============   ===========   ===========   ===========   ===========

Net income from opera-
  tions of assets held
  for sale (b). . . . . .  $  3,257,499     2,222,409     1,400,675       580,880       737,513
                           ============   ===========   ===========   ===========   ===========

Gain on sale of assets
  held for sale (b) . . .  $  7,677,182         --            --            --            --
                           ============   ===========   ===========   ===========   ===========

Extraordinary item:
 Gain on extinguishment
   of debt. . . . . . . .  $      --            --        6,205,044         --            --
                           ============   ===========   ===========   ===========   ===========
Equity in earnings
 of unconsolidated
 ventures . . . . . . . .  $    329,509       317,607       275,580     1,083,804       335,893
                           ============   ===========   ===========   ===========   ===========
Net income. . . . . . . .  $ 53,743,428   101,489,429    70,031,711    73,998,442    65,862,245
                           ============   ===========   ===========   ===========   ===========
Net income per Interest
 (c). . . . . . . . . . .  $      90.07        217.86        142.13        147.73        148.02
                           ============   ===========   ===========   ===========   ===========
Total assets (d). . . . .  $138,074,785   272,939,543   276,955,390   310,502,805   316,367,480
                           ============   ===========   ===========   ===========   ===========
Total liabilities (d) . .  $ 42,014,179    62,289,031    77,988,040   101,395,480   106,596,954
                           ============   ===========   ===========   ===========   ===========
Cash distributions per
 Interest (e) . . . . . .  $     375.00        200.06        144.76        175.08        125.06
                           ============   ===========   ===========   ===========   ===========





     The above selected consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

    (a) In accordance with the Partnership Agreement, in October 1997 the Board of Directors of the General Partner approved a resolution to commence an orderly liquidation of the Partnership's remaining assets, and since then the Partnership (including various of its joint ventures and subsidiaries) has sold a substantial amount of assets in an effort to liquidate the Partnership. As a result of the orderly liquidation of its assets, the financial information for 2002 is not, and financial information for future years will not be, comparable to that for the previous years of the Partnership. For a discussion of the liquidation of the Partnership's assets, reference is made to Item 1. Business in this report.

    (b) Effective January 1, 2002, the Partnership adopted SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, operations and gain on sales of The Shoppes of Town Center, the Weston Hills Country Club, the Ocala Parcel, the Waterways II Parcel, and certain commercial office building units in Weston which meet the criteria for Assets held for sale have been accounted for as Income from operations of assets held for sale and Gain on sale of assets held for sale. The results of operations for those assets have been excluded from continuing operations in the consolidated statements of operations for all periods presented.

    (c) The net income per Interest is based upon the average number of Interests outstanding during each period and the allocation of profits and losses between the General Partner and the Associate Limited Partners, collectively, and the Holders of Interests. Reference is made to "Partnership Records" under Note 1 and to
         Note 12 for a discussion of the allocation of profits and losses between the General Partner and the Associate Limited Partners, collectively, and the Holders of Interests for Federal income tax purposes and generally accepted accounting principles.

    (d) The Partnership does not present a classified balance sheet as a matter of industry practice, and as such, does not distinguish between current and non-current assets and liabilities.

    (e) Cash distributions from the Partnership are generally not equivalent to Partnership income as determined for Federal income tax purposes or as determined under generally accepted accounting principles. Cash distributions to the Holders of Interests reflect distributions paid during the calendar year, a portion of which represents a return of capital for Federal income tax purposes. During February 2003, the Partnership made a distribution for 2002 (not reflected in the above table) of $20,200,000 to its Holders of Interests ($50.00 per Interest). During January 2002, the Partnership made a distribution for 2001 of $80,800,000 to its Holders of Interests ($200.00 per Interest). During April 2002, the Partnership made a distribution of $30,300,000 to its Holders of Interests ($75.00 per Interest). During October 2002, the Partnership made a distribution of $40,400,000 to its Holders of Interests ($100.00 per Interests). During January 2001, the Partnership made a distribution for 2000 of $40,400,000 to its Holders of Interests ($100.00 per Interest). During July 2001, the Partnership made a distribution of $40,400,000 to its Holders of Interests ($100.00 per Interest). In addition, during 2001, distributions totaling $22,901 (approximately $.06 per Interest) were deemed to be paid to the Holders of Interests, all of which was remitted to North Carolina tax authorities on their behalf for the 2000 non resident withholding tax. During February 2000, the Partnership made a distribution for 1999 of $48,361,056 to its Holders of Interests ($119.71 per Interest). During August 2000, the Partnership made a distribution of $10,100,000 to its Holders of Interests ($25.00 per Interest). In addition, during 2000, distributions totaling $18,864 (approximately $.05 per Interest) were deemed to be paid to the Holders of Interest, all of which was remitted to North Carolina tax authorities on their behalf for the 1999 non-resident withholding tax. During March 1999, the Partnership made a distribution for 1998 of $58,580,000 to its Holders of Interests ($145.00 per Interest). During August 1999, the Partnership made a distribution of $12,120,000 to its Holders of Interests ($30.00 per Interest). In addition, during 1999, distributions totaling $30,645 (approximately $.08 per Interest) were deemed to be paid to the Holders of Interests, all of which was remitted to North Carolina tax authorities on their behalf for the 1998 non-resident withholding tax. During February 1998, the Partnership made a distribution for 1997 of $30,300,000 to its Holders of Interests ($75.00 per Interest). During September 1998, the Partnership made a distribution of $20,200,000 to its Holders of Interests ($50.00 per Interest).
         In addition, during 1998, distributions totaling $22,705 (approximately $.06 per Interest) were deemed to be paid to the Holders of Interests, all of which was remitted to North Carolina tax authorities on their behalf for the 1997 non-resident withholding tax.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     This report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. Words like "believes," "expects," "anticipates," "likely" and similar expressions used in this report are intended to identify forward-looking statements. These forward-looking statements give the Partnership's current estimates or expectations of future events, circumstances or results, including statements concerning possible future distributions and the amount of time and money that may be involved in completing the liquidation, winding up and termination of the Partnership (or, if applicable, a Liquidating Trust as a successor to the Partnership).

Any forward-looking statements made in this report are based upon the Partnership's understanding of facts and circumstances as they exist on the date of this report, and therefore such statements speak only as of that date. In addition, the forward-looking statements contained in this report are subject to risks, uncertainties and other factors that may cause the actual events or circumstances, or the results or performances of the Partnership, to be materially different from those estimated or expected, expressly or implicitly, in the forward-looking statements. In particular, but without limitation, statements concerning possible future distributions to the Holders of Interest or the timing or costs associated with completion of a liquidation, winding up and termination may be adversely affected by unanticipated liabilities or increases in required reserves to meet possible claims or contingencies, additional or unanticipated remedial construction or development costs, delays in resolving pending or threatened litigation or potential claims, currently unasserted claims that arise in the future and other factors affecting the timing or amount of expenses incurred in completing a liquidation, winding up and termination.

     Pursuant to Section 5.5J of the Partnership Agreement, on October 23, 1997, the Board of Directors of the General Partner met and approved a resolution selecting the option set forth in Section 5.5J(i)(c) of the Partnership Agreement for the Partnership to commence an orderly liquidation of its remaining assets that was to be completed by October 2002. In October 2002 the Partnership commenced a solicitation for consents to an amendment (the "Amendment") to the Partnership's Amended and Restated Agreement of Limited Partnership providing for an extension of the term of the Partnership's liquidation period to not later than October 31, 2005. In addition, under the terms of the Amendment, the General Partner is authorized, in its sole discretion, to complete the liquidation of the Partnership by forming a liquidating trust (the "Liquidating Trust") and contributing any remaining Partnership assets to the Liquidating Trust subject to all outstanding obligations and liabilities of the Partnership. In November 2002 a majority of the Holders of Interests gave their consent to the Amendment, which became effective October 29, 2002, and, accordingly, the term of the Partnership's liquidation period has been extended. For further information concerning the consent solicitation and the votes granting consent, withholding consent and abstaining with respect to the Amendment, reference is made to Item 4. Submission of Matters to a Vote of Security Holders in this report.

     At March 1, 2003, the Partnership had 97 townhomes, each of which is under a contract for sale, that remain to be built or for which the sale remains to be closed, in the Partnership's Weston Community. The Partnership expects to complete construction and close on the sale of these townhomes, which are the last units to be built by the Partnership in Weston, by the end of the second quarter of 2003. The Partnership's other remaining assets included various small land parcels to be sold in their respective current stages, an additional housing unit, tangible personal property including vehicles and furniture, fixtures and equipment used in the Partnership's operations, receivables and certain contract rights.

     As noted above, under the terms of the Amendment, the General Partner is authorized in its sole discretion, to complete the termination of the Partnership by forming a Liquidating Trust. The trustee or trustees are expected to be an officer or officers of the General Partner. The remaining Partnership assets would be contributed to the Liquidating Trust subject to all outstanding obligations and liabilities of the Partnership. The General Partner, Associate Limited Partners and Holders of Interests would receive beneficial interests in the Liquidating Trust in proportion to their respective interests in the Partnership. Subsequently, after liquidating any remaining non-cash assets and providing for the payment or satisfaction of all such obligations and liabilities, the trustee(s) of the Liquidating Trust would distribute any remaining proceeds to the General Partner, Associate Limited Partners and Holders of Interests in proportion to their respective interests in the Liquidating Trust. The Partnership believes that the use of the Liquidating Trust would permit the realization of administrative cost-savings while allowing for the management and satisfaction of residual obligations and liabilities arising out of the Partnership's operations.

     Pending the completion of the liquidation, winding up and termination of the Partnership (or if applicable, the Liquidating Trust), it is anticipated that the Partnership (or the Liquidating Trust, as the case may be) will retain a substantial amount of funds in reserve to provide for the payment of, the defense against, or other satisfaction or resolution of obligations, liabilities (including contingent liabilities) and current and possible future claims, including those for indemnities and other matters under various agreements made in connection with the sales of the Weston Hills Country Club, The Shoppes of Town Center and other assets, possible construction repairs, homeowner warranty claims, completion of work for certain homeowner associations and master associations and pending and possible future litigation and environmental matters. The amount of funds to be retained in reserve for these purposes has not yet been determined. The Partnership currently expects that those available funds in excess of the amount determined to be held in reserve would be distributed during 2003 and 2004 to the partners and Holders of Interests. That portion, if any, of the funds held in reserve that are not ultimately used to pay, defend or otherwise resolve or satisfy obligations, liabilities or claims would subsequently be distributed to the partners and Holders of Interests as a final liquidating distribution at a later date.

     The Partnership is not able to determine the amount of time and money that it will take to effect its (or, if applicable, the Liquidating Trust's) liquidation, winding up and termination. Various factors may affect the timing of completing the liquidation, winding up and termination of the Partnership (and, if applicable, the Liquidating Trust) and the amount of a final liquidating distribution of funds, if any, out of those retained in reserve. These factors include the amount of time it takes to complete construction of the last townhomes in Weston, to sell or otherwise dispose of the Partnership's other remaining assets and the time and expense to resolve all obligations, liabilities and claims, including contingent liabilities and claims that are not yet asserted but may be made in the future. Among the important factors involved in liquidating the Partnership's assets are the retention of an adequate workforce and maintaining existing relationships with vendors and tradesmen through completion of construction of the remaining townhomes in Weston. In addition, as noted above, additional or unanticipated remedial construction or development costs, delays in resolving pending or threatened litigation or potential claims, currently unasserted claims that arise in the future and other factors could extend the time required, and significantly increase the cost, to complete the liquidation, winding up and termination.

     At December 31, 2002 and 2001, the Partnership had unrestricted cash and cash equivalents of approximately $88,969,000 and $124,357,000, respectively. At February 28, 2003, the Partnership had unrestricted cash and cash equivalents of approximately $82,724,000 after taking into account the distribution made in February 2003. Cash and cash equivalents were available for working capital requirements and reserves and distributions to partners and Holders of Interests. The source of both short-term and long-term future liquidity is expected to be derived primarily from cash on hand and, to a lesser extent, from the sale of remaining townhomes in Weston.

     The Partnership was able to generate significant cash flow before debt service during each of the preceding five years ending in the period ended December 31, 2002. The Partnership utilized this cash flow to pay off its term loan and finance its operations, make distributions to its partners and Holders of Interests, and establish certain cash reserves. During February 2003, the Partnership made a distribution for 2002 of $20,200,000 to its Holders of Interest ($50 per Interest) and $2,244,444 to its General Partner and Associate Limited Partners, collectively. During 2002, the Partnership made aggregate distributions of approximately $151,500,000 to its Holders of Interests (approximately $375 per Interest) and approximately $16,833,000 to the General Partner and Associate Limited Partners, collectively. During 2001, the Partnership made aggregate distributions of approximately $80,800,000 to its Holders of Interests (approximately $200 per Interest) and approximately $8,978,000 to its General Partner and Associate Limited Partners, collectively. During 2000, the Partnership made aggregate distributions of approximately $58,461,000 to its Holders of Interests (approximately $145 per Interest) and approximately $21,669,000 to its General Partners and Associate Limited Partners, collectively. During 1999, the Partnership made aggregate distributions of approximately $70,700,000 to its Holders of Interests (approximately $175 per Interest) and approximately $3,928,000 to its General Partner and Associate Limited Partners, collectively. During 1998, the Partnership made aggregate distributions of approximately $50,500,000 to its Holders of Interest (approximately $125 per Interest) and approximately $2,806,000 to its General Partner and Associate Limited Partners, collectively.

     In accordance with the Partnership Agreement, until the Holders of Interests received aggregate distributions equal to their Capital Investments (i.e., $1,000 per Interest), the General Partner and Associate Limited Partners deferred a portion of their distributions of net cash flow from the Partnership totaling approximately $12,541,000 through December 31, 1999. In addition, in connection with the settlement of certain litigation, the General Partner and the Associate Limited Partners deferred approximately $1,259,000 of their share of an August 1997 distribution which was otherwise distributable to them, and such deferred distribution amount was used by the Partnership to pay a portion of the legal fees and expenses in such litigation. The General Partner and Associate Limited Partners were entitled to receive such deferred amounts after the Holders of Interests received a specified amount of distributions from the Partnership after July 1, 1996, the remaining amount of which was received by the Holders of Interest as part of their distribution in February 2000. With the distribution made in February 2000, Holders of Interests had received aggregate distributions in excess of their Capital Investments. The distribution made in February 2000 to the General Partner and Associate Limited Partners included the $1,259,000 amount of their August 1997 distribution that was previously deferred as well as approximately $6,306,000 of the approximately $12,541,500 of net cash flow distributions to the General Partner and Associate Limited Partners previously deferred pursuant to the terms of the Partnership Agreement. In April and May 2000, distributions of approximately $23,100 were paid or deemed paid to the General Partner and Associate Limited Partners, including approximately $18,900 of net cash flow distributions that had previously been deferred pursuant to the terms of the Partnership Agreement. An August 2000 distribution of approximately $8,030,000 made to the General Partner and Associate Limited Partners included the remaining amount of net cash flow distributions that had previously been deferred of approximately $6,216,000.

     Included in Accrued expenses and other liabilities on the accompanying consolidated balance sheet at December 31, 2002, is an accrual of approximately $7.3 million for 2002 relating to certain contingent liabilities.

     On July 31, 1997, the Partnership obtained a new credit facility from certain banks with Barnett Bank, N.A. being the primary agent on the facility. The credit facility which matured on July 31, 2001, consisted of a $75 million term loan, a $20 million revolving line of credit and a $5 million letter of credit facility. The term loan, which was paid off in December 2000, and the letter of credit facility were not renewed at the maturity date. The $20 million revolving line of credit was extended for a fee of $50,000 through September 30, 2002 with First Union National Bank as the only lender. There were no borrowings on the revolving line of credit, which expired on September 30, 2002.

     The Partnership originally had interest rate swap agreements with respect to $50 million of the term loan. The interest rate swap agreements fixed the interest rates under the term loan and were amortized in conjunction with the scheduled loan repayments. These agreements expired on July 31, 2001. The Partnership has approximately $3.2 million of letters of credit outstanding at December 31, 2002, all of which are cash collateralized. The combined effective interest rate for the Partnership's credit facilities for the years ended December 31, 2001 and 2000 including the amortization of loan origination fees and the effect of the interest rate swap agreements was approximately 9.5% per annum and 9.8% per annum, respectively.

     In May 2000, the Partnership closed on a $20 million loan with First Union National Bank for the development and construction of The Shoppes of Town Center (the "Shoppes") in Weston, a mixed use retail/office plaza consisting of approximately 158,000 net leasable square feet. The loan was made to an indirect, majority-owned subsidiary of the Partnership, and the Partnership guaranteed the obligations of the borrower, subject to a reduction in the guarantee upon the satisfaction of certain conditions. At December 31, 2002, the balance outstanding on the loan was approximately $13,800,800. This amount is included in Liabilities related to assets held for sale on the accompanying consolidated balance sheets. Interest on the loan (as modified effective May 31, 2001 and further modified effective December 31, 2001) was based on the relevant LIBOR rate plus 1.8% per annum. Monthly payments of interest only were required during the first twenty-five months of the loan. On July 1, 2002, the maturity date for the loan was extended for eleven months and monthly payments of principal and interest were due based upon a 25 year loan amortization schedule and an assumed interest rate based on the ten-year treasury bond rate plus 2.5% per annum. The loan could be prepaid in whole or in part at anytime, provided that the borrower pay any costs or expenses of the lender incurred as a result of a prepayment on a date other than the last day of a LIBOR interest period. Construction of The Shoppes commenced in March 2000 and was completed by December 31, 2002. The outstanding principal balance and accrued and unpaid interest of approximately $13,848,000 was paid in February 2003 out of the proceeds from the sale of The Shoppes discussed below.

     On February 7, 2003, the Partnership through certain consolidated entities (collectively, the "Seller"), closed on the sale of the Shoppes to unaffiliated third parties (collectively, the "Buyer"). The gross sale price for the Shoppes was $34,330,000. Net cash proceeds received from the sale, after prorations, credits, closing costs, amounts escrowed and the settlement of the Seller's outstanding loan balance totaled approximately $18,198,000. Under the Sale and Purchase Agreement (the "Agreement"), the Seller made certain representations, warranties and indemnities for the benefit of the Buyer that extend beyond the closing of the sale. In addition, pursuant to the terms of the Agreement, the Seller entered into an agreement to indemnify the Buyer's lender from certain possible claims related to the Shoppes. In accordance with such indemnification, the Seller deposited $100,000 and the Buyer deposited $50,000 in escrow to secure the obligation to indemnify the Buyer's lender for such claims. Pursuant to the Agreement, the Seller also deposited $50,000 in escrow as security for completion of remediation work for compliance with the
Americans with Disabilities Act.   The net book value and net cash proceeds
received from the sale represented approximately 22% and 13%, respectively, of the Partnership's total consolidated assets for financial reporting purposes at December 31, 2002. The sale resulted in a gain of approximately $1,990,000 for financial reporting purposes and a gain of approximately $2,460,000 for Federal income tax purposes.

     On December 27, 2002, the Partnership, through certain consolidated entities, closed on the sale of the Ocala Parcel to an unaffiliated third party. The gross sale price of the Ocala Parcel was $1,400,000. Net cash proceeds received from the sale, after prorations and closing costs totaled approximately $1,266,000. The sale resulted in a loss of approximately $380,000 for financial reporting purposes and a loss of approximately $2,610,000 for Federal income tax purposes.

     On December 4, 2002, the Partnership, through certain consolidated entities, closed on the sale of the Waterways II Parcel to an unaffiliated third party. The Partnership was constructing a shopping center on the Waterways II Parcel which was not completed on the date of the sale. Under the terms of the agreement, the seller assigned to the buyer the seller's rights and obligations under the construction contract and the plans and specifications for construction, as well as an agreement for parking. The gross sale price of the Waterways II Parcel was $5,151,000. Net cash proceeds received from the sale, after prorations and closing costs totaled approximately $4,588,000. The sale resulted in a gain of approximately $1,170,000 for financial reporting and Federal income tax purposes.

     On October 1, 2002, the Partnership, through certain consolidated entities, closed on the sale of Weston Hills Country Club (the "Country Club") to an unaffiliated third party. Under the sale and purchase agreement, the seller made certain representations, warranties and indemnities for the benefit of the purchaser that will survive for one year from the date of the closing. In accordance with the sale and purchase agreement, $1,000,000 of the sale price has been placed in escrow to pay possible claims or demands of the purchaser arising from the sale during the one-year period, and is therefore reflected as restricted cash on the accompanying consolidated balance sheet at December 31, 2002. The gross cash sale price for the Country Club was $23,500,000 plus approximately $224,000 for existing consumable and saleable inventory. Net cash proceeds received from the sale, after prorations, closing costs and payment of funds into escrow, totaled approximately $19,348,000. The sale resulted in a gain of approximately $6,980,000 for financial reporting purposes and a loss of approximately $6,106,000 for Federal income tax purposes.

     In September 2001, the Partnership recorded an asset impairment of $2.5 million to the carrying value of the Weston Athletic Club (the "Weston Club"). The loss was recorded based upon the difference between the carrying value of the Weston Club and its fair value less costs to sell as determined by an agreement to purchase signed by the Partnership and an unaffiliated third party purchaser during September 2001. During October 2001, the Partnership closed on the sale of the Weston Club to an unaffiliated third party for a total sale price of $4.25 million. The sale resulted in a loss of approximately $30,000 for financial reporting purposes and a loss of approximately $3,710,000 for Federal income tax purposes.

     On March 6, 2000, the Partnership entered into a contract with an unaffiliated third party builder for the bulk sale of the remaining lot inventory, consisting of approximately 103 developed and undeveloped lots, and the sales center at its Water's Edge Community for a sale price of approximately $3.2 million. The contract provided for the lots to be purchased in three phases. The closing of the first phase of 29 lots was completed in March 2000 for approximately $0.7 million. The closing of the second phase of 51 lots and the sales center was completed in September 2000 for approximately $1.6 million. The closing of the third phase of 23 lots was completed in December 2000 for approximately $0.9 million. These sales are reflected in Homesite revenues and cost of revenues on the accompanying consolidated statement of operations for the year ended December 31, 2000. The Partnership recorded a $1.0 million write-down of its related inventory as of December 31, 1999 to reduce the carrying value of Water's Edge to its estimated fair value less selling costs at that date. Accordingly, these transactions resulted in no gain or loss for financial reporting purposes in 2000 and an approximate $3.2 million loss for Federal income tax purposes in 2000.

     In March 2000, the Partnership closed on the sale of the remaining lots at its Cullasaja Club Community, as well as its remaining equity memberships in the Cullasaja Club, to the Cullasaja Club, Inc. and Cullasaja Realty Development, Inc., for a total sale price of approximately $3.0 million. In addition, indebtedness owed to unaffiliated third party lenders, as well as related accrued interest, was extinguished in conjunction with this sale, as the payment of principal and interest was contingent upon net cash flows generated from the Cullasaja Community.
Such cash flows were not achieved, and as a result, the Partnership recorded an extraordinary gain related to the extinguishment of debt and accrued interest of approximately $6.2 million, as reflected on the accompanying consolidated statement of operations for the year ended December 31, 2000. The sale of the lot inventory and equity memberships resulted in a gain of approximately $488,000 for financial reporting purposes and a loss of approximately $1,565,000 for Federal income tax purposes.

     Except for the bulk sale of the remaining lot inventory at the Water's Edge Community, which is reflected in Homesite revenues and cost of revenues, and the sale of the Shoppes, which occurred in February 2003, all of the above mentioned sales are reflected in Land and property revenues and cost of revenues on the accompanying consolidated statements of operations for the years ended December 31, 2000 and 2001, and in Gain on sale of assets held for sale on the accompanying consolidated statement of operations for the year ended December 31, 2002.

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

     CMG subsequently modified and extended its offer to purchase Interests for $190 per Interest. In October 2002, the General Partner, on behalf of the Partnership, determined that the modified CMG offer was inadequate and not in the best interests of the Holders of Interests. Accordingly, the General Partner recommended that Holders of Interests reject such offer and not tender their Interests to CMG pursuant to its modified offer.

     In January 2003, CMG made yet another offer to purchase up to 4.9% of the outstanding Interests for $100 per Interest (which took into account the Partnership's distribution of $100 per Interest to Holders of Interests in October 2002). In addition, in February 2003, FCG made an offer to purchase up to approximately 4.1% of the outstanding Interests for $120 per Interest. The General Partner, on behalf of the Partnership, determined that each of these offers was inadequate and not in the best interests of the Holders of Interests. Accordingly, the General Partner recommended that Holders of Interests reject each such offer and not tender their Interests pursuant to either offer. These offers are scheduled to expire in April and March 2003, respectively, subject to earlier termination.

RESULTS OF OPERATIONS

     The results of operations for the years ended December 31, 2002, 2001 and 2000 are primarily attributable to the development and sale or operation of the Partnership's assets. See Note 1 for a discussion regarding the recognition of profit from sales of real estate.

     For the year ended December 31, 2002, the Partnership (including its consolidated ventures and its unconsolidated ventures accounted for under the equity method) closed on the sale of 812 housing units, two commercial office building units, a land parcel in Ocala (the Ocala Parcel), a commercial parcel in Weston, and the Weston Hills Country Club. This compares with closings in 2001 of 1,356 housing units, seven homesites, five commercial office building units, two one-story commercial office buildings, a commercial and residential parcel in the Weston Community, a land parcel in Dade County, and the Weston Athletic Club. Closings in 2000 were for 1,555 housing units, 97 homesites, five commercial office buildings in Weston Town Center, several one-story commercial office buildings in Weston, approximately five acres of developed land tracts in Weston, the remaining lots and equity memberships at the Cullasaja Club Community, a commercial office building in Boca Raton, Florida, the sales office and a commercial parcel in its River Hills Community, and the bulk sale of 103 developed and undeveloped lots and the sales center at its Water's Edge Community. Outstanding contracts ("backlog"), as of March 1, 2003 were for 97 housing units. This compares with a backlog of housing units as of March 1, 2002 of 592 units. The backlog of housing units as of March 1, 2001 was for 1,040 units.

     The Partnership's Communities, other than Weston, have completed construction. The Partnership's Weston Community located in Broward County, Florida, is in its final stage, with the construction and/or closing on the sale of 97 townhomes remaining as of March 1, 2003. As discussed above, in 2000, the remaining lots and equity club memberships at the Cullasaja Club were sold and the Partnership closed the sale of the remaining lots and the sales center at the Water's Edge Community. The Partnership's condominium project on Longboat Key, Florida, known as Arvida's Grand Bay was completed in 1999, and all units were sold and closed by January 2000. All of the units in The River Hills Community were sold and closed by July 2001. All of the units in the Jacksonville Golf & Country Club Community in Jacksonville, Florida were closed as of December 31, 1998. All of the remaining units in the Partnership's Sawgrass Country Club, The Players Club at Sawgrass and Dockside Communities in Jacksonville, Florida and Atlanta, Georgia were sold and closed as of December 31, 1996. In addition, the Broken Sound Community, located in Boca Raton, Florida, had its final closings in 1995, and during 2000, the Partnership assigned all of its remaining equity interests in the Broken Sound Club back to the club and terminated its interest in this project in connection with the settlement of certain litigation. Revenues for 2002 were impacted as a result of the lower levels of inventories available for sale as the Partnership's remaining Weston Community completes its final phase.

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

     Housing revenues and gross operating profit margins from housing operations decreased for 2002 as compared to 2001 due to a decrease in the number of units closed in the Partnership's Weston Community and an aggregate accrual of approximately $7.3 million relating to certain contingent liabilities, which is included in cost of revenues for 2002. Housing revenues and gross operating profit margin increased for 2001 as compared to 2000 due primarily to a change in the mix of units closed and an increase in the average prices from approximately $224,000 per unit closed in 2000 to approximately $307,000 per unit closed in 2001. Revenues generated from the closings of units in Weston account for approximately 100%, 99% and 96% of the housing revenues recognized for the years ended December 31, 2002, 2001 and 2000, respectively.

     Sales of all the Partnership's remaining lot inventory had closed in 2001 resulting in no homesite revenues generated during 2002, and the decrease in homesite revenues in 2001 as compared to 2000. The Partnership's plan for the Weston Community included an increase in its home building operations, which resulted in a reduced number of lots available for sale to third-party builders. In March 2000, the Partnership entered into a contract with an unaffiliated third party builder for the bulk sale of the remaining lot inventory, consisting of approximately 103 developed and undeveloped lots, and the sales center at its Water's Edge Community, for a sale price of approximately $3.2 million. The contract provided for the lots to be sold in three phases. The closing of the first phase of 29 lots was completed in March 2000 for approximately $0.7 million. The closing of the second phase of 51 lots and the sales center was completed in September 2000 for approximately $1.6 million. The closing of the final phase of 23 lots was completed in December 2000 for approximately $0.9 million.

     Effective January 1, 2002, the Partnership adopted SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, operations and gain on sales of The Shoppes of Town Center, the Weston Hills Country Club, the Ocala Parcel, the Waterways II Parcel, and certain commercial office building units in Weston which meet the criteria for Assets held for sale have been accounted for as Income from operations of assets held for sale and Gain on sale of assets held for sale. The results of operations for those assets have been excluded from continuing operations in the consolidated statements of operations for all periods presented. Land and property revenues for 2001 were generated primarily from the sale of five commercial office building units, two one-story commercial office buildings, a commercial and residential parcel in the Weston Community, a land parcel in Dade County, the sale of the Weston Athletic Club and the recognition of profits from land sales closed in prior years which had been deferred until the accounting criteria for profit recognition had been met. Land and property revenues for 2000 were generated primarily from the sale of five commercial office buildings in Weston Town Center, several one-story commercial office buildings in Weston, approximately five acres of developed land tracts in Weston, the remaining lots and equity memberships at the Cullasaja Club Community, a commercial office building in Boca Raton, Florida, and the sales office and a commercial parcel in the Partnership's River Hills Community.

     Operating properties represents activity from the Partnership's club operations, commercial properties and certain other operating assets. Operating property revenues and related cost of revenues for 2002, 2001 and 2000 were generated primarily from the Weston Athletic Club, which was sold prior to the adoption of SFAS No. 144, the effects of which are discussed in the previous paragraph.

     Net income from assets held for sale increased for 2002 as compared to 2001 and 2000 primarily due to revenues from The Shoppes of Town Center, which began generating rental income during May of 2001.

     Brokerage and other operations represents activity from the sale of unaffiliated third-party builders' homes within the Partnership's communities, fees earned from the Partnership's mortgage brokerage operations within the Weston Community, proceeds from the Partnership's property management activities, and fees earned from various management agreements with joint ventures. Revenues from brokerage and other operations decreased in 2002 as compared to 2001 and in 2001 as compared to 2000 due primarily to a decrease in brokerage commissions earned in Weston resulting from a reduced number of units closed by third party builders within the Community, a decrease in fees earned from the Partnership's mortgage brokerage operations due to a decrease in the number of housing units closed and a decrease in revenues from the Partnership's property management activities.

     Selling, general and administrative expenses include all marketing costs, with the exception of those costs capitalized in conjunction with the construction of housing units, as well as project and general administrative costs. These expenses are net of the marketing fees received from third party builders. Selling, general and administrative expenses decreased for 2002 as compared with 2001 and 2000 due primarily to decreased marketing, project administration and support service costs resulting from the close out of several of the Partnership's Communities and the final stage of development of its Weston Community. Reimbursements to St. Joe/Arvida for employee costs for the year ended December 31, 2002 as compared to 2001 and 2000 have decreased due to the orderly liquidation of the Partnership's remaining assets which is currently in process. A greater decline over the periods presented would have resulted had it not been critical to the Partnership's operations to retain employees of the Partnership and St. Joe/Arvida through incentive compensation and retention awards as the Partnership completes the liquidation of its assets.

     In September 2001, the Partnership recorded an asset impairment of
$2.5 million to the carrying value of the Weston Athletic Club.   The loss
was recorded based upon the difference between the carrying value of the Weston Athletic Club and its fair value less costs to sell as determined by an agreement to purchase signed by the Partnership and an unaffiliated third party purchaser during September 2001. During October 2001, the Partnership closed on the sale of the Weston Athletic Club for a total sale price of $4.25 million. The sale resulted in a loss of approximately $30,000 for financial reporting purposes and a loss of approximately $3,710,000 for Federal income tax purposes.

     As the Partnership undertook development of the final phases of its remaining Communities, a larger portion of real estate taxes and interest expense incurred have become eligible for capitalization, and there has been a reduction of the overall amount of real estate taxes assessed and interest expense incurred. These are the causes for the decrease in interest and real estate taxes, net of amounts capitalized, on the accompanying consolidated statements of operations for 2002 as compared to 2001 and for 2001 as compared to 2000.

INFLATION

     The relatively low rates of inflation in recent years generally have not had a material effect on the Community development business and inflation in future periods is not likely to adversely affect the Partnership's operations since Weston, the Partnership's last remaining community, is in its final stage of development.

CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of the Partnership's financial condition and results of operations are based upon the Partnership's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on historical experience and on various other assumptions that management believes are reasonable under the circumstances; additionally management evaluates these results on an on-going basis. Management's estimates form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Different estimates could be made under different assumptions or conditions, and in any event, actual results may differ from the estimates.

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

     The Partnership also reviews its land and other inventories and property, plant and equipment for impairment of value. This includes considering certain indications of impairment such as significant changes in asset usage, significant deterioration in the surrounding economy or environmental problems. If such indications are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value, the Partnership will adjust the carrying value down to its estimated fair value. Fair value is based on management's estimate of the property's fair value based on discounted projected cash flows.

     There are various judgments and uncertainties affecting the application of these and other accounting policies, and materially different amounts may be reported under different circumstances or if different assumptions were used.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Partnership does not believe that it has a material exposure to market rate risk. The Partnership had entered into a construction and short-term mortgage loan in the principal amount of up to $20,000,000 (approximately $13,800,000 outstanding at December 31, 2002) with a variable rate of interest to finance construction of The Shoppes of Town Center in Weston in 2000. The loan was paid off in full on February 7, 2003 in conjunction with the sale of the Shoppes to an unaffiliated third party.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                                 INDEX


Report of Independent Certified Public Accountants

Consolidated Balance Sheets, December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended
  December 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Partners' Capital Accounts for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements


SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or immaterial, or the information is presented in the consolidated financial statements or related notes.

                               REPORT OF
               INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Partners
ARVIDA/JMB PARTNERS, L.P.

     We have audited the accompanying consolidated balance sheets of Arvida/JMB Partners, L.P. and Consolidated Ventures (the "Partnership"), as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in partners' capital accounts, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arvida/JMB Partners, L.P. and Consolidated Ventures at
December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.










Ernst & Young LLP
Miami, Florida
February 21, 2003, except for note 8
as to which is March 1, 2003, and
note 9 as to which is March 5, 2003

                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 2002 AND 2001

                                                   ASSETS
                                                   ------
                                                                            2002              2001
                                                                        ------------      -----------
Cash and cash equivalents (note 3). . . . . . . . . . . . . . . . . .   $ 88,968,513      124,356,683
Restricted cash (note 3). . . . . . . . . . . . . . . . . . . . . . .      4,051,697       13,347,801
Trade and other accounts receivable (net of allowance
  for doubtful accounts of $223,000 and $283,360
  at December 31, 2002 and 2001, respectively). . . . . . . . . . . .        623,175        2,110,712
Real estate inventories (notes 4 and 7) . . . . . . . . . . . . . . .      8,102,696       76,128,269
Property and equipment, net (notes 5 and 7) . . . . . . . . . . . . .      1,322,873        2,394,580
Investments in and advances to joint ventures, net (note 6) . . . . .        264,464          440,292
Amounts due from affiliates, net (note 8) . . . . . . . . . . . . . .        308,132          363,630
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . .      1,632,203        6,880,531
Assets held for sale. . . . . . . . . . . . . . . . . . . . . . . . .     32,801,032       46,917,045
                                                                        ------------      -----------
          Total assets. . . . . . . . . . . . . . . . . . . . . . . .   $138,074,785      272,939,543
                                                                        ============      ===========





                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES
                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                 ------------------------------------------

                                                                            2002              2001
                                                                        ------------      -----------
Liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .   $  3,802,881       13,040,320
  Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,512,554       15,491,569
  Accrued expenses and other liabilities. . . . . . . . . . . . . . .     21,382,068       13,811,536
  Liabilities related to assets held for sale . . . . . . . . . . . .     14,316,676       19,945,606
                                                                        ------------      -----------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .     42,014,179       62,289,031
                                                                        ------------      -----------
Partners' capital accounts (note 12)
  General Partner and Associate Limited Partners:
     Capital contributions. . . . . . . . . . . . . . . . . . . . . .         20,000           20,000
     Cumulative net income. . . . . . . . . . . . . . . . . . . . . .    103,582,358       86,226,802
     Cumulative cash distributions. . . . . . . . . . . . . . . . . .    (92,755,438)     (75,922,104)
                                                                        ------------      -----------
                                                                          10,846,920       10,324,698
                                                                        ------------      -----------
  Holders of Interests (404,000 Interests):
    Initial Holder of Interests:
     Capital contributions, net of offering costs . . . . . . . . . .    364,841,815      364,841,815
     Cumulative net income. . . . . . . . . . . . . . . . . . . . . .    379,922,908      343,535,036
     Cumulative cash distributions. . . . . . . . . . . . . . . . . .   (659,551,037)    (508,051,037)
                                                                        ------------      -----------
                                                                          85,213,686      200,325,814
                                                                        ------------      -----------
          Total partners' capital accounts  . . . . . . . . . . . . .     96,060,606      210,650,512
                                                                        ------------      -----------
          Total liabilities and partners' capital accounts. . . . . .   $138,074,785      272,939,543
                                                                        ============      ===========







           The accompanying notes are an integral part of these consolidated financial statements.

                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)

                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                            FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                           2002             2001            2000
                                                       ------------     ------------    ------------
Revenues:
  Housing . . . . . . . . . . . . . . . . . . . . .    $235,479,988      416,513,636     348,401,377
  Homesites . . . . . . . . . . . . . . . . . . . .           --             422,994       6,398,196
  Land and property . . . . . . . . . . . . . . . .           --          16,370,853      18,613,031
  Operating properties. . . . . . . . . . . . . . .           --           3,367,135       4,472,471
  Brokerage and other operations. . . . . . . . . .       2,187,278        4,137,521       4,573,767
                                                       ------------     ------------    ------------

          Total revenues. . . . . . . . . . . . . .     237,667,266      440,812,139     382,458,842
                                                       ------------     ------------    ------------

Cost of revenues:
  Housing . . . . . . . . . . . . . . . . . . . . .     181,246,934      303,084,304     273,051,251
  Homesites . . . . . . . . . . . . . . . . . . . .           --             744,610       5,158,012
  Land and property . . . . . . . . . . . . . . . .         148,403       12,827,938      13,253,841
  Operating properties. . . . . . . . . . . . . . .          74,069        3,261,052       5,008,891
  Brokerage and other operations. . . . . . . . . .       1,839,912        4,027,994       4,023,716
                                                       ------------     ------------    ------------

          Total cost of revenues. . . . . . . . . .     183,309,318      323,945,898     300,495,711
                                                       ------------     ------------    ------------

Gross operating profit. . . . . . . . . . . . . . .      54,357,948      116,866,241      81,963,131

Selling, general and administrative expenses. . . .     (13,391,346)     (18,066,369)    (22,185,207)
Asset impairment (note 13). . . . . . . . . . . . .           --          (2,500,000)          --
                                                       ------------     ------------    ------------
          Net operating income. . . . . . . . . . .      40,966,602       96,299,872      59,777,924









                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)

                                          AND CONSOLIDATED VENTURES
                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

                                                           2002             2001            2000
                                                       ------------     ------------    ------------

Interest income . . . . . . . . . . . . . . . . . .       1,618,562        2,824,312       3,377,144
Equity in earnings of unconsolidated ventures
  (notes 1 and 6) . . . . . . . . . . . . . . . . .         329,509          317,607         275,580
Interest and real estate taxes, net of amounts
  capitalized (note 1). . . . . . . . . . . . . . .        (105,926)        (174,771)     (1,004,656)
                                                       ------------     ------------    ------------
Net income from continuing operations . . . . . . .      42,808,747       99,267,020      62,425,992
Extraordinary item:
  Gain on extinguishment of debt (note 7) . . . . .           --               --          6,205,044
Discontinued operations:
  Gain on sale of assets held for sale (note 2) . .       7,677,182            --              --
  Net income from operations of assets held for sale      3,257,499        2,222,409       1,400,675
                                                       ------------     ------------    ------------
          Net income. . . . . . . . . . . . . . . .    $ 53,743,428      101,489,429      70,031,711
                                                       ============     ============    ============
          Allocation of net income:
            General Partner and
              Associate Limited Partners. . . . . .    $ 17,355,556       13,472,256      12,610,854
            Limited Partners. . . . . . . . . . . .      36,387,872       88,017,173      57,420,857
                                                       ------------     ------------    ------------
              Total . . . . . . . . . . . . . . . .    $ 53,743,428      101,489,429      70,031,711
                                                       ============     ============    ============
          Net income from continuing operations
            per Limited Partner Interest. . . . . .    $      64.01           214.41          123.49
          Extraordinary item per Limited
            Partnership Interest. . . . . . . . . .           --               --              15.21
          Discontinued operations per Limited
           Partnership Interest:
            Net income from operations of assets
              held for sale . . . . . . . . . . . .            7.98             3.45            3.43
           Gain on sale of assets held for sale . .           18.08            --              --
                                                       ------------     ------------    ------------
          Net income per Limited Partner Interest .    $      90.07           217.86          142.13
                                                       ============     ============    ============
          Cash distribution per Limited
            Partner Interest. . . . . . . . . . . .    $     375.00           200.06          144.76
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

                                            ARVIDA/JMB PARTNERS, L.P.
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS
                              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

         GENERAL PARTNER AND ASSOCIATE LIMITED PARTNERS         HOLDERS OF INTERESTS (404,000 INTERESTS)
      ----------------------------------------------------------------------------------------------------------
         CONTRIBU-    NET                                                     NET
          TIONS     INCOME      DISTRIBUTIONS    TOTAL    CONTRIBUTIONS     INCOME   DISTRIBUTIONS     TOTAL
         --------- ----------   ------------- ----------- -------------   -------------------------------------
Balance
 Decem-
 ber 31,
 1999 . . .$20,000 60,143,692    (45,246,973) 14,916,719   364,841,815   198,097,006 (368,748,215) 194,190,606

2000 act-
 ivity
 (note 12).  --    12,610,854    (21,691,765) (9,080,911)        --       57,420,857  (58,479,921)  (1,059,064)
           ------------------    -----------  ----------   -----------   ----------- ------------  -----------
Balance
 Decem-
 ber 31,
 2000 . . . 20,000 72,754,546    (66,938,738)  5,835,808   364,841,815   255,517,863 (427,228,136) 193,131,542

2001 act-
 ivity
 (note 12).  --    13,472,256     (8,983,366)  4,488,890         --       88,017,173  (80,822,901)   7,194,272
           ------------------    -----------  ----------   -----------   ----------- ------------  -----------
Balance
 Decem-
 ber 31,
 2001 . . . 20,000 86,226,802    (75,922,104) 10,324,698   364,841,815   343,535,036 (508,051,037) 200,325,814

2002 act-
 ivity
 (note 12).  --    17,355,556    (16,833,334)    522,222         --       36,387,872 (151,500,000)(115,112,128)
           ------------------    -----------  ----------   -----------   ----------- ------------ ------------
Balance
 Decem-
 ber 31,
 2002 . . .$20,000103,582,358    (92,755,438) 10,846,920   364,841,815   379,922,908 (659,551,037)  85,213,686
           ==================    ===========  ==========   ===========   =========== ============ ============

             The accompanying notes are an integral part of these consolidated financial statements.

                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                            FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                              2002           2001            2000
                                                          ------------   ------------   ------------
Operating activities:
  Net income from continuing operations . . . . . . . .   $ 42,808,747     99,267,020     62,425,992
  Charges (credits) to net income not requiring
   (providing) cash:
    Depreciation and amortization . . . . . . . . . . .      1,429,254      2,558,387      2,143,525
    Equity in earnings of unconsolidated ventures . . .       (329,509)      (317,607)      (275,580)
    Provision for doubtful accounts . . . . . . . . . .         60,360          4,548         44,512
    Gain on sale of operating properties and
      of property and equipment . . . . . . . . . . . .          --             --          (182,702)
    Asset impairment (note 13). . . . . . . . . . . . .          --         2,500,000          --
  Changes in:
    Restricted cash . . . . . . . . . . . . . . . . . .      9,296,104      9,697,483     (9,453,347)
    Trade and other accounts receivable . . . . . . . .      1,427,177        716,974     23,815,854
    Real estate inventories:
      Additions to real estate inventories. . . . . . .   (118,261,732)  (245,586,341)  (236,704,773)
      Cost of revenues. . . . . . . . . . . . . . . . .    188,368,048    299,038,313    272,002,613
      Capitalized interest. . . . . . . . . . . . . . .       (582,281)    (1,196,539)    (2,092,739)
      Capitalized real estate taxes . . . . . . . . . .     (1,498,462)    (2,553,320)    (2,881,709)
    Equity memberships. . . . . . . . . . . . . . . . .          --             --         1,667,120
    Amounts due from affiliates, net. . . . . . . . . .         55,498        121,426        165,107
    Prepaid expenses and other assets . . . . . . . . .      5,248,328        596,528     (2,628,131)
    Accounts payable, accrued expenses and
      other liabilities . . . . . . . . . . . . . . . .     (1,703,345)    (4,016,828)    (6,683,658)
    Deposits. . . . . . . . . . . . . . . . . . . . . .    (12,979,015)   (14,432,401)     3,748,002
                                                          ------------   ------------   ------------
          Net cash provided by operating activities of
            continuing operations . . . . . . . . . . .    113,339,172    146,397,643    105,110,086
                                                          ------------   ------------   ------------





                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                              2002           2001           2000
                                                          ------------   ------------   ------------
Investing activities:
  Acquisitions of property and equipment and
    construction in progress. . . . . . . . . . . . . .       (357,550)      (456,010)    (2,212,023)
  Proceeds from sales of property and equipment . . . .          --         4,031,781      1,562,045
  Joint venture distributions, net. . . . . . . . . . .        541,778        299,417        319,225
                                                          ------------   ------------   ------------

          Net cash provided by (used in)
            investing activities of
            continuing operations . . . . . . . . . . .        184,228      3,875,188       (330,753)
                                                          ------------   ------------   ------------
Financing activities:
  Repayments of notes and long-term borrowings. . . . .          --             --       (27,500,000)
  Distributions to General Partner and
    Associate Limited Partners. . . . . . . . . . . . .    (16,833,334)    (8,983,366)   (21,691,765)
  Distributions to Limited Partners . . . . . . . . . .   (151,500,000)   (80,822,901)   (58,479,921)
                                                          ------------   ------------   ------------
          Net cash used in financing activities
            of continuing operations. . . . . . . . . .   (168,333,334)   (89,806,267)  (107,671,686)
                                                          ------------   ------------   ------------
          Net cash provided by (used in)
            discontinued operations . . . . . . . . . .     19,421,764      2,465,702     (7,646,937)
                                                          ------------   ------------   ------------
          (Decrease) increase in cash and
            cash equivalents. . . . . . . . . . . . . .    (35,388,170)    62,932,266    (10,539,290)

          Cash and cash equivalents, beginning of year.    124,356,683     61,424,417     71,963,707
                                                          ------------   ------------   ------------
          Cash and cash equivalents, end of year. . . .   $ 88,968,513    124,356,683     61,424,417
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

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  OPERATIONS AND BASIS OF ACCOUNTING

     Operations

     The assets of Arvida/JMB Partners, L.P. (the "Partnership") have consisted principally of interests in land in the process of being developed into master-planned residential communities (the "Communities") and, to a lesser extent, commercial properties; accounts receivable; construction, brokerage and other support businesses; real estate assets held for investment and certain club and recreational facilities. The Partnership's Communities have contained a diversified product mix with both resort and primary homes designed for the middle and upper income segments of the various markets in which the Partnership has operated.

     Within the Communities, the Partnership has constructed, or caused to be constructed, a variety of products, including single-family homes, town-houses and condominiums to be developed for sale, as well as related commercial and recreational facilities. The Communities were located primarily throughout the State of Florida, with Communities also located near Atlanta, Georgia; and Highlands, North Carolina. Additional properties owned by the Partnership in or near its Communities have been developed as retail and/or office properties. The Partnership has also owned or managed certain club and recreational facilities within certain of its Communities. In addition, the Partnership has sold individual residential lots and parcels of partially developed and undeveloped land. The third-party builders and developers to whom the Partnership sold homesites and land parcels were generally smaller local builders who required project specific financing for their developments and whose operations were more susceptible to fluctuations in the availability and terms of financing.

     Pursuant to Section 5.5J of the Partnership Agreement, on October 23, 1997, the Board of Directors of the General Partner met and approved a resolution selecting the option set forth in Section 5.5J(i)(c) of the Partnership Agreement for the Partnership to commence an orderly liquidation of its remaining assets that was to be completed by October 2002. In October 2002 the Partnership commenced a solicitation for consents to an amendment (the "Amendment") to the Partnership's Amended and Restated Agreement of Limited Partnership providing for an extension of the term of the Partnership's liquidation period to not later than October 31, 2005. In addition, under the terms of the Amendment, the General Partner is authorized, in its sole discretion to complete the liquidation of the Partnership by forming a liquidating trust (the "Liquidating Trust") and contributing any remaining Partnership assets to the Liquidating Trust subject to all outstanding obligations and liabilities of the Partnership. In November 2002 a majority of the Holders of Interests gave their consent to the Amendment, which became effective October 29, 2002, and, accordingly, the term of the Partnership's liquidation period has been extended.

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

     Real Estate Inventories and Cost of Real Estate Revenues

     Real estate inventories are carried at cost, including capitalized interest and property taxes. The total cost of land, land development and common costs are apportioned among the projects on the relative sales value method. Costs pertaining to the Partnership's housing, homesite, and land and property revenues reflect the cost of the acquired assets as well as development costs, construction costs, capitalized interest, capitalized real estate taxes and capitalized overhead. Certain marketing costs relating to housing projects, including exhibits and displays, and certain planning and other pre-development activities, excluding normal period expenses, are capitalized and charged to housing cost of revenues as related units are closed. Provisions for value impairment are recorded whenever the estimated future undiscounted cash flows from operations and projected net sales proceeds are less than the net carrying value plus estimated costs to complete development. If such indications are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying value, the Partnership will adjust the carrying value down to its estimated fair value. A warranty reserve is provided as residential units are closed. This reserve is reduced by the cost of subsequent work performed.

     Capitalized Interest and Real Estate Taxes

     Interest and real estate taxes are capitalized to qualifying assets, principally real estate inventories. Such capitalized interest and real estate taxes are charged to cost of revenues as sales of real estate inventories are recognized. Interest, including the amortization of loan fees, of $582,281, $1,196,539 and $2,092,739 was incurred for the years ended December 31, 2002, 2001 and 2000, respectively, all of which was capitalized. The decrease in interest incurred for the year ended
December 31, 2002 as compared to 2001 is due primarily to the continued decline in interest rates through the period, and the decrease in interest incurred for the years 2002 and 2001 as compared to 2000 is due primarily to the repayment of remaining amounts outstanding on the Partnership's term loan in December 2000, and, to a lesser extent, a decline in interest rates. Interest payments, including amounts capitalized, of $630,775, $939,725 and $1,970,443 were made for the years ended December 31, 2002, 2001 and 2000, respectively.

     Real estate taxes of $1,604,389, $2,728,091 and $3,886,365 were incurred for the years ended December 31, 2002, 2001 and 2000, respectively, of which $1,498,463, $2,553,320 and $2,881,709 were capitalized for the years ended December 31, 2002, 2001 and 2000, respectively. Real estate tax payments of $1,623,615, $2,992,032 and $3,908,090 were made for the years ended December 31, 2002, 2001 and 2000, respectively. In addition, real estate tax reimbursements totaling $20,214, $269,864 and $111,858 were received from the Partnership's escrow agent during 2002, 2001 and 2000, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and other operating properties, as these taxes are included in cost of revenues for operating properties, or in Net income from operations of assets held for sale.

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

     Other assets are amortized on the straight-line method, which approximates the interest method, over the useful lives of the assets, which range from one to five years. Amortization of other assets, excluding loan origination fees, of approximately $0, $230,000 and $394,000 was recorded for the years ended December 31, 2002, 2001 and 2000, respectively. Amortization of loan origination fees, which is included in interest expense, of approximately $50,000, $146,000 and $250,000 was recorded for the years ended December 31, 2002, 2001 and 2000, respectively.

     Discontinued Operations

     Effective January 1, 2002, the Partnership adopted SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS
No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. Accordingly, operations of The Shoppes of Town Center, the Weston Hills Country Club, the AOK Group, which owned an approximate 46 acre parcel (the "Ocala Parcel") near Ocala, Florida, Waterways II, an approximate 4.6 acre parcel in Weston (the "Waterways II Parcel") on which a shopping center containing approximately 31,300 square feet of rentable space was being constructed, and certain commercial office units in Weston, which meet the criteria for assets held for sale, have been accounted for as net income from operations of assets held for sale, and the results of operations for those assets have been excluded from continuing operations in the consolidated statements of operations for all periods presented.

     Condensed financial information relating to Assets held for sale is as follows:

                                       December 31,    December 31,
                                          2002            2001
                                       ------------    ------------
     Assets held for sale:
       Property and equipment, net. .   $30,776,784      40,279,546
       Other assets . . . . . . . . .     2,024,248       6,637,499
                                        -----------     -----------

          Total assets. . . . . . . .    32,801,032      46,917,045
                                        -----------     -----------

                                       December 31,    December 31,
                                          2002            2001
                                       ------------    ------------
     Liabilities related to assets
      held for sale:
       Notes and Mortgages payable. .    13,800,753      13,775,577
       Other liabilities. . . . . . .       515,923       6,170,029
                                        -----------     -----------
          Total liabilities . . . . .    14,316,676      19,945,606
                                        -----------     -----------
     Net Assets held for sale . . . .   $18,484,356      26,971,439
                                        ===========     ===========

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

     Interest Rate Swaps

     The Partnership had entered into interest rate swap agreements to manage its exposure to market risks related to changes in interest rates associated with its variable rate debt under its credit facility. As of July 31, 2001, all interest rate swap agreements had expired. The interest-rate swap agreements were in effect with respect to the term loan which was paid off in December 2000. The swap agreements were amortized annually through the scheduled maturity of the term loan. These agreements involved the exchange of amounts based on fixed interest rates for amounts based on variable interest rates over the life of the loan without an exchange of the notional amount upon which the payments are based. The differential was paid or received as interest rate changes were calculated and paid monthly by the appropriate party. Prior to 2001, such payments or receipts were recorded as adjustments to interest expense in the periods in which they were incurred. Subsequent to December 31, 2000, and upon the adoption of SFAS 133, the Partnership recognized a net loss of $127,101 related to the ineffectiveness of the hedging instrument. This amount is included in interest expense in the accompanying consolidated statement of operations for 2001.

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

                            2002                       2001
                  -------------------------   ------------------------
                                 TAX BASIS                  TAX BASIS
                   GAAP BASIS   (UNAUDITED)  GAAP BASIS    (UNAUDITED)
                  ------------  -----------  -----------   -----------

Total assets. . . $138,074,785  139,543,607  272,939,543   285,960,265

 Partners' capital
  accounts:
   General Partner
    and Associate
    Limited
    Partners. . .   10,846,920   10,028,270   10,324,698     9,506,239
   Holders of
    Interests . .   85,213,686  132,123,537  200,325,814   252,862,794

 Net income:
   General Partner
    and Associate
    Limited
    Partners. . .   17,355,556   17,355,363   13,472,256    13,471,872
   Holders of
    Interests . .   36,387,872   30,795,265   88,017,173    77,532,795

 Net income per
  Interest. . . .        90.07        76.23       217.86        191.91

     Reference is made to note 12 for further discussion of the allocation of profits and losses to the General Partner, Associate Limited Partners and Holders of Interests.

     Reclassifications

     Certain reclassifications have been made to the 2001 and 2000 financial statements to conform to the 2002 presentation.

     Income Taxes

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable state law to remit directly to the state tax authorities amounts representing withholding on applicable taxable income allocated to the General Partner, Associate Limited Partners and Holders of Interests. Such payments on behalf of the General Partner, Associate Limited Partners and Holders of Interests are deemed distributions to them.

The cash distributions per Interest made during the years ended
December 31, 2002, 2001 and 2000 include $0, $.06 and $.05, respectively, which represent each Holder's share of a North Carolina non-resident withholding tax paid directly to the state tax authorities on behalf of the Holders of Interests for the 2002, 2001 and 2000 tax years, respectively.

     Recent Accounting Pronouncements

     On July 30, 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. Previous accounting guidance was provided by the Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement 146 replaces Issue 94-3. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material impact on the Partnership's consolidated balance sheets, results of operations or cash flows.

     In May 2002, FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 145 rescinds the automatic treatment of gains or losses from extinguishment of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in APB Opinion No. 30, Reporting the Results of Operation, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes various technical corrections to existing pronouncements. The provisions of SFAS 145 related to the rescission of FASB Statement 4 are effective for fiscal years beginning after May 15, 2002, with early adoption encouraged. All other provisions of SFAS 145 are effective for transactions occurring after May 15, 2002, with early adoption encouraged. The Partnership adopted
SFAS 145 for all transactions beginning May 16, 2002. The adoption of SFAS 145 did not have a material impact on the Partnership's consolidated balance sheets, results of operations or cash flows.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," (the Interpretation) which expands on the guidance for the accounting and disclosure of guarantees. Each guarantee meeting the characteristics described in the Interpretation is to be recognized and initially measured at fair value. In addition, guarantors will be required to make significant new disclosures, even if the likelihood of the guarantor making payments under the guarantee is remote, which represents another change from general current practice. The Interpretation's disclosure requirements are effective for financial statements ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The impact of the Interpretation is described below.

     WARRANTY RESERVES

     In the normal course of business, the Partnership will incur warranty related costs associated with homes which have previously closed. Warranty reserves are established by charging cost of sales and recognizing a liability for the estimated warranty costs for each home that is closed. The Partnership monitors this reserve on a quarterly basis by evaluating the historical warranty experience and the reserve is adjusted as appropriate for current quantitative and qualitative factors. Actual future warranty costs could differ from the currently estimated amounts.

     For the year ended December 31, 2002 and 2001, changes in the warranty accrual consisted of the following:

                                           2002             2001
                                       -----------       ----------
Accrued warranty costs,
  beginning of year . . . . . . .      $ 3,042,000        2,589,000
Estimated liability recorded. . .        3,201,000        4,638,000
Payments made . . . . . . . . . .       (4,081,000)      (4,185,000)
                                       -----------       ----------
Accrued warranty costs,
  end of year . . . . . . . . . .      $ 2,162,000        3,042,000
                                       ===========       ==========

(2)  INVESTMENT PROPERTIES

     The Partnership's Communities, other than Weston, have completed construction. The Partnership's Weston Community, located in Broward County and the Partnership's largest community, is in its final stage, with the construction of 128 townhomes remaining at December 31, 2002. All of these townhomes are under contracts for sale. The Water's Edge Community in Atlanta, Georgia and the Cullasaja Club near Highlands, North Carolina were sold out and closed during 2000. The Partnership assigned its remaining interest in the equity club memberships for the Broken Sound Club back to the club in 2000, and terminated its interest in this project in connection with the settlement of certain litigation. The Partnership's condominium project on Longboat Key, Florida known as Arvida's Grand Bay was completed in 1999, and all units were sold and closed by January 2000. All of the units in the River Hills Country Club Community in Tampa, Florida were sold and closed as of December 31, 2001. All of the units in the Jacksonville Golf & Country Club in Jacksonville, Florida were sold and closed as of December 31, 1998.

     On October 1, 2002, the Partnership, through certain consolidated entities (collectively the "Seller"), closed on the sale of Weston Hills Country Club (the "Country Club") to an unaffiliated third party. Under the sale and purchase agreement, the seller made certain representations, warranties and indemnities for the benefit of the purchaser that will survive for one year from the date of the closing. In accordance with the sale and purchase agreement, $1,000,000 of the sale price has been placed in escrow to pay possible claims or demands of the purchaser arising from the sale during the one-year period, and is therefore reflected as restricted cash on the accompanying consolidated balance sheet at December 31, 2002. The gross cash sale price for the Country Club was $23,500,000 plus approximately $224,000 for existing consumable and saleable inventory. Net cash proceeds received from the sale, after prorations, closing costs and payment of funds into escrow, totaled approximately $19,348,000. The sale resulted in a gain of approximately $6,980,000 for financial reporting purposes and a loss of approximately $6,106,000 for Federal income tax purposes.

     On December 4, 2002, the Partnership, through certain consolidated entities, closed on the sale of the Waterways II Parcel to an unaffiliated third party. The Partnership was constructing a shopping center on the Waterways II Parcel which was not completed on the date of the sale. Under the terms of the agreement, the seller assigned to the buyer the seller's rights and obligations under the construction contract and the plans and specifications for construction as well as an agreement for parking. The gross sale price of the Waterways II Parcel was $5,151,000. Net cash proceeds received from the sale, after prorations and closing costs totaled approximately $4,588,000. The sale resulted in a gain of approximately $1,170,000 for both financial reporting and Federal income tax purposes.

     On December 27, 2002, the Partnership, through certain consolidated entities, closed on the sale of the Ocala Parcel to an unaffiliated third party for a gross sale price of $1,400,000. Net cash proceeds received from the sale, after prorations and closing costs totaled approximately $1,266,000. The sale resulted in a loss of approximately $380,000 for financial reporting purposes and a loss of approximately $2,610,000 for income tax purposes.

     Reference is made to note 7 for a discussion regarding the sale of the Partnership's assets in the Cullasaja Club Community and to note 13 for a discussion regarding the sale of the Weston Athletic Club.

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


(4)  REAL ESTATE INVENTORIES

     Real estate inventories at December 31, 2002 and 2001 are summarized as follows:
                                              2002            2001
                                          ------------    -----------
Land held for future development
  or sale . . . . . . . . . . . . . . . . $      --           395,329
Community development inventory:
  Work in progress and land improvements.    8,102,696     58,733,599
  Completed inventory . . . . . . . . . .        --        16,999,341
                                          ------------    -----------
     Real estate inventories. . . . . . . $  8,102,696     76,128,269
                                          ============    ===========

     Reference is made to notes 1 and 13 for a discussion regarding the impairment of long-lived assets.


(5)  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2002 and 2001 are summarized as follows:
                                             2002          2001
                                         -----------    ----------
  Land. . . . . . . . . . . . . . . . .  $     --            --
  Land improvements . . . . . . . . . .      109,294       272,824
  Buildings . . . . . . . . . . . . . .    3,125,598     4,344,177
  Equipment and furniture . . . . . . .    4,097,868     7,782,554
  Construction in progress. . . . . . .      178,576        81,337
                                         -----------  ------------
       Total. . . . . . . . . . . . . .    7,511,336    12,480,892
       Accumulated depreciation . . . .   (6,188,463)  (10,086,312)
                                         -----------  ------------
       Property and equipment, net. . .  $ 1,322,873     2,394,580
                                         ===========  ============

     Depreciation expense of approximately $1,429,000, $2,558,000 and $2,144,000 was incurred for the years ended December 31, 2002, 2001 and 2000, respectively.

     Reference is made to notes 1 and 13 for a discussion regarding the impairment of long-lived assets.

(6)  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES, NET

     The Partnership has or had investments in real estate joint ventures with ownership interests of 50%. The Partnership's joint venture interests accounted for under the equity method in the accompanying consolidated financial statements are as follows:

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


                                ASSETS
                                ------

                                         DECEMBER 31,  DECEMBER 31,
                                             2002          2001
                                         ------------  ------------
Real estate inventories . . . . . . .    $   104,450        104,450
Other assets. . . . . . . . . . . . .        172,165        777,800
                                         -----------    -----------

          Total assets. . . . . . . .    $   276,615        882,250
                                         ===========    ===========


                   LIABILITIES AND PARTNERS' CAPITAL
                   ---------------------------------

Accounts payable, deposits and
  other liabilities . . . . . . . . .    $   129,691        288,932
                                         -----------    -----------

          Total liabilities . . . . .        129,691        288,932

Venture partners' capital . . . . . .         73,462        296,659
Partnership's capital . . . . . . . .         73,462        296,659
                                         -----------    -----------

          Total liabilities and
            partners' capital . . . .    $   276,615        882,250
                                         ===========    ===========

                    COMBINED RESULTS OF OPERATIONS
                    ------------------------------


                          DECEMBER 31,  DECEMBER 31,   DECEMBER 31,
                              2002          2001           2000
                          -----------   ------------  -------------

Revenues. . . . . . . . . $ 1,731,139      2,158,997      1,585,299
                          ===========   ============   ============

Net income. . . . . . . . $   566,033        867,378        163,855
                          ===========   ============   ============

Partnership's propor-
  tionate share of
  net income. . . . . . . $   283,017        433,689         81,927
                          ===========   ============   ============

Partnership's equity in
  earnings of uncon-
  solidated ventures. . . $   329,509        317,607        275,580
                          ===========   ============   ============

     The following is a reconciliation of the Partnership's capital accounts within the joint ventures to its investments in and advances to joint ventures as reflected on the accompanying consolidated balance sheets:

                                        DECEMBER 31,   DECEMBER 31,
                                            2002           2001
                                        ------------   ------------

Partnership's capital, equity method.    $    73,462        296,659
Basis difference. . . . . . . . . . .        191,002        133,242
                                         -----------   ------------

Investments in joint ventures . . . .        264,464        429,901
Advances to joint ventures, net . . .          --            10,391
                                         -----------   ------------
     Investments in and advances to
       joint ventures, net. . . . . .    $   264,464        440,292
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

(7)  NOTES AND MORTGAGES PAYABLE

     Notes and mortgages payable at December 31, 2002 and 2001 (included in Liabilities related to assets held for sale) are summarized as follows:

                                             2002           2001
                                         -----------    -----------
Construction loan of $20,000,000
 bearing interest at approximately
 3.2% at December 31, 2002) . . . . .    $13,800,753    $13,775,577
                                         ===========    ===========

     On July 31, 1997, the Partnership obtained a new credit facility from certain banks with Barnett Bank, N.A. being the primary agent on the facility. The credit facility which matured on July 31, 2001, consisted of a $75 million term loan, a $20 million revolving line of credit and a $5 million letter of credit facility. The term loan, which was paid off in December 2000, and the letter of credit facility were not renewed at the maturity date. The $20 million revolving line of credit was extended for a fee of $50,000 through September 30, 2002 with First Union National Bank as the only lender. There were no borrowings on the revolving line of credit, which expired on September 30, 2002.

     The Partnership originally had interest rate swap agreements with respect to $50 million of the term loan. The interest rate swap agreements fixed the interest rates and were amortized in conjunction with the scheduled loan repayments. These agreements expired on July 31, 2001. The Partnership has approximately $3.2 million of letters of credit outstanding at December 31, 2002, all of which are cash collateralized. The combined effective interest rate for the Partnership's credit facilities for the years ended December 31, 2001 and 2000, including the amortization of loan origination fees, and the effect of the interest rate swap agreements was approximately 9.5% per annum and 9.8% per annum, respectively.

     In March 2000, the Partnership closed on the sale of the remaining lots at the Cullasaja Club Community, as well as its remaining equity memberships in the Cullasaja Club to the Cullasaja Club, Inc. and Cullasaja Realty Development, Inc. for a total sales price of approximately $3.0 million. In addition, indebtedness owed to unaffiliated third party lenders, as well as related accrued interest, was extinguished in conjunction with this sale, as the payment of such principal and interest was contingent upon net cash flows generated from the Cullasaja Community. Such cash flows were not achieved, and as a result, the Partnership recorded an extraordinary gain related to the extinguishment of debt of approximately $6.2 million, as reflected on the accompanying consolidated statements of operations. This transaction resulted in a gain for financial reporting purposes and a loss for Federal income tax purposes.

     In May 2000, the Partnership closed on a $20 million loan with First Union National Bank for the development and construction of The Shoppes of Town Center in Weston, a mixed use retail/office plaza consisting of approximately 158,000 net leasable square feet. The loan was made to an indirect, majority-owned subsidiary of the Partnership, and the Partnership guaranteed the obligations of the borrower, subject to a reduction in the guarantee upon the satisfaction of certain conditions. At December 31, 2002, the balance outstanding on the loan was approximately $13,800,800. This amount is included in Liabilities related to assets held for sale on the accompanying consolidated balance sheets. Interest on the loan (as modified effective May 31, 2001 and further modified effective December 31,
2001) was based on the relevant LIBOR rate plus 1.8% per annum. Monthly payments of interest only were required during the first twenty-five months of the loan. On July 1, 2002, the maturity date for the loan was extended for eleven months and monthly payments of principal and interest were due based upon a 25 year loan amortization schedule and an assumed interest rate based on the ten-year treasury bond rate plus 2.5% per annum. The loan could be prepaid in whole or in part at anytime, provided that the borrower pays any costs or expenses of the lender incurred as a result of a prepayment on a date other than the last day of a LIBOR interest period. Construction of The Shoppes of Town Center commenced in March 2000 and was completed by December 31, 2002. Reference is made to note 16 regarding payment of the outstanding loan balance.


(8)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses paid or payable by the Partnership to affiliates of the General Partner for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                         2002       2001      2000
                                      ----------   -------   -------
Insurance commissions . . . . . .     $  312,711   284,474   306,268
Reimbursement (at cost) for
 accounting services. . . . . . .        111,967   159,366   132,147
Reimbursement (at cost) for
 treasury services. . . . . . . .        601,526   415,127   329,097
Reimbursement (at cost) for
  legal services. . . . . . . . .         82,707    57,921    14,884
                                      ----------   -------   -------
                                      $1,108,911   916,888   782,396
                                      ==========   =======   =======

     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the year ended December 31, 2002, the amount of such costs incurred by the Partnership on behalf of these affiliates totaled approximately $188,400. Approximately $15,200 was outstanding at December 31, 2002, all of which was received as of March 1, 2003. For the years ended December 31, 2001 and 2000, the Partnership was entitled to receive reimbursements of approximately $315,500 and $523,700, respectively.

     In November 1997, The St. Joe Company completed its acquisition of a majority interest in St. Joe/Arvida Company, L.P. ("St. Joe/Arvida"), which acquired the major assets of Arvida Company ("Arvida"). The transaction did not involve the sale of any assets of the Partnership, nor the sale of the General Partner's interest in the Partnership. In connection with this transaction, Arvida entered into a sub-management agreement with St. Joe/Arvida, effective January 1, 1998, whereby St. Joe/Arvida provides (and is reimbursed for) a substantial portion of the development and management supervisory and advisory services (and personnel with respect thereto) to the Partnership that Arvida would otherwise provide pursuant to its management agreement with the Partnership. Effective January 1, 1998, St. Joe/Arvida employed most of the same personnel previously employed by Arvida, and the services provided to the Partnership pursuant to this sub-management agreement generally have been provided by the same personnel. St. Joe/Arvida is reimbursed for such services and personnel on the same basis as Arvida under the management agreement, and such reimbursements are made directly by the Partnership. The Partnership also receives reimbursement from St. Joe/Arvida for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership on behalf of St. Joe/Arvida. Charges and related reimbursements between the Partnership and

St. Joe/Arvida are determined on a consistent basis using various methodologies depending upon the nature of the services provided. Such charges, whether incurred directly by the Partnership or St. Joe/Arvida, may include salaries and salary related costs, as well as burdens for administrative and office overheads. Methodologies used to apportion costs between entities include, but are not limited to, charges based upon percentages of (i) time spent on each entity relative to total hours worked; (ii) cash expenditures by entity relative to total expenditures; and (iii) real estate sales and closings by entity relative to total sales and closings. Affiliates of JMB Realty Corporation own a minority interest in St. Joe/Arvida.

     For the years ended December 31, 2002, 2001 and 2000, the Partnership reimbursed St. Joe/Arvida or its affiliates approximately $3,399,000, $4,446,000 and $4,666,000, respectively, for the services provided to the Partnership by St. Joe/Arvida personnel pursuant to the sub-management agreement discussed above. Such reimbursements included amounts owing in connection with the Partnership's achievement of certain profit and cash flow levels. In addition, at December 31, 2002, the Partnership owed St. Joe/Arvida approximately $87,400 for general and administrative costs pursuant to the sub-management agreement including, and without limitation, salary and salary-related costs relating to work performed by employees of St. Joe/Arvida on behalf of the Partnership, all of which was paid as of March 1, 2003. For the years ended December 31, 2002, 2001 and 2000, the Partnership received approximately $6,045,800, $4,244,000 and $1,086,700, respectively, from St. Joe/Arvida or its affiliates. In addition, $380,300 was owed to the Partnership at December 31, 2002, all of which was received as of March 1, 2003.

     The Partnership pays for certain general and administrative costs on behalf of its clubs, homeowners associations and maintenance associations (including salary and salary-related costs and legal fees). The Partnership receives reimbursements from these entities for such costs. For the year ended December 31, 2002, the Partnership was entitled to receive approximately $0 from these entities. For the years ended December 31, 2001 and 2000, the Partnership was entitled to reimbursements of approximately $110,600 and $1,001,000, respectively, from these entities.

     The Partnership, pursuant to certain agreements, provides management and other personnel and services to certain of its equity clubs and homeowners associations. Pursuant to these agreements, the Partnership is entitled to receive management fees for the services provided to these entities. Due to the timing of the cash flows generated from these entities' operations, such fees are typically paid in arrears. For the years ended December 31, 2002, 2001 and 2000, the Partnership was entitled to receive approximately $464,943, $375,500 and $455,200, respectively. At December 31, 2002, no amount was owed to the Partnership.

     In January 2002, the General Partner and Associate Limited Partners, collectively, received cash distributions in the aggregate amount of $8,977,778. In April 2002, the General Partner and Associate Limited Partners, collectively, received cash distributions in the aggregate amount of $3,366,667. In October 2002, the General Partner and Associate Limited Partners, collectively, received cash distributions in the aggregate amount of $4,488,889.

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

     Amounts receivable from or payable to the General Partner, St. Joe/Arvida or their respective affiliates do not bear interest.


(9)  COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under standby letters of credit and bonds for approximately $0 and $15,960,900, respectively, at December 31, 2002. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable under bonds for approximately $370,700 at December 31, 2002.

     On August 29, 2002, the Partnership entered into an agreement with St. Joe/Arvida for the prospective assignment to and assumption by St. Joe/Arvida of the Partnership's rights and obligations under the lease for its offices (approximately 19,100 rentable square feet of space) in Boca Raton, Florida. The Partnership currently expects that the assignment and assumption will be modified to be made effective January 1, 2004.

     Rental expense of $1,637,360, $1,788,703 and $1,493,349 was incurred for the years ended December 31, 2002, 2001 and 2000, respectively.

     The Partnership was named a defendant in a number of homeowner lawsuits, certain of which purported to be class actions, that allegedly in part arose out of or related to Hurricane Andrew, which on August 24, 1992 resulted in damage to a former community development known as Country Walk.

     Other than for the suits discussed below, these lawsuits have been settled, and one of the Partnership's insurance carriers that has paid for settlements of these lawsuits has in some, but not all, instances, provided the Partnership with written reservation of rights letters. The aggregate amount of the settlements funded by this carrier is approximately $10.1 million. The insurance carrier that funded these settlements pursuant to certain reservations of rights has stated its position that it has done so pursuant to various non-waiver agreements. This carrier's position was that these non-waiver agreements permitted the carrier to fund the settlements without preventing the carrier from raising insurance coverage issues or waiving such coverage issues. On May 23, 1995, the insurance carrier rescinded the various non-waiver agreements currently in effect regarding certain of these lawsuits, allegedly without waiving any future coverage defenses, conditions, limitations, or rights. For this and other reasons, the extent to which the insurance carrier may recover any of its settlement payments or associated fees and costs from the Partnership is uncertain. The Partnership believes that a material loss for the Partnership as a result of the insurance carrier's reservations of rights and its funding of the settlement payments is remote, although there is no assurance that the Partnership will not ultimately pay or reimburse the insurance carrier for some portion of the settlement payments or associated fees or costs. The accompanying consolidated financial statements do not reflect any accrual related to this matter.

     The Partnership is a defendant in an insurance subrogation matter. On or about May 10, 1996, a subrogation claim entitled Juarez v. Arvida Corporation et al., Case No. 96-09372 CA13 was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). In this suit, plaintiffs seek to recover damages, pre-and post-judgment interest, costs and any other relief the Court may deem just and proper in connection with $3,200,000 American Reliance allegedly paid on specified claims at Country Walk in the wake of Hurricane Andrew. The Walt Disney Company ("Disney") is also a defendant in this suit. The Partnership is advised that the amount of this claim that allegedly relates to units it sold is approximately $350,000. The Partnership is being defended by one of its insurance carriers. The Partnership believes that a material loss for the Partnership as a result of this lawsuit is remote. The accompanying consolidated financial statements do not reflect any accruals related to this matter.

     The Partnership has been named a defendant in a purported class action entitled Lakes of the Meadow Village Homes, Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight and Nine Maintenance Associates, Inc.,
v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. The original complaint was filed on or about November 27, 1995 and an amended complaint, which purports to be a class action, was filed on or about February 28, 1997. In the case, plaintiffs seek unspecified damages, attorneys' fees and costs, recission of specified releases, and all other relief that plaintiffs may be entitled to at equity or at law on behalf of the 460 building units they allegedly represent for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs have alleged that Walt Disney World Company is responsible for liabilities that may arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership is potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs allege breach of building codes and breach of implied warranties. In addition, plaintiffs seek recission and cancellation of various general releases obtained by the Partnership allegedly in the course of the turnover of the Community to the residents. Plaintiffs have indicated that they may seek to hold the Partnership responsible for the entire amount of alleged damages owing as a result of the alleged deficiencies existing throughout the entire development. The Partnership has tendered this matter to Disney pursuant to the Partnership's indemnification rights and has filed a third-party complaint against it pursuant to the Partnership's rights of contractual indemnity. The Partnership has also answered the amended complaint and has filed a cross-claim against Disney's affiliate, Walt Disney World Company, for common law indemnity and contribution. Discovery in this litigation is proceeding with a discovery cut-off of August 15, 2003, and a trial date to be set thereafter.

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

     On August 8, 2002, the Partnership attended a mediation of this matter. During the course of the mediation, plaintiffs demanded $298,000,000 on behalf of the Association Nos. 1-7 and 9, such sums allegedly representing the cost to address all construction defects currently alleged to exist by plaintiffs, associated damages and such other relief as the plaintiffs believe they are entitled, including punitive damages. As to the claim for punitive damages, the Court subsequently denied plaintiffs leave to amend the complaint to add a punitive damage claim. With this demand, plaintiffs have sought to impose liability on the Partnership for all of the units in Association Nos. 1-7 and 9. The Partnership believes that its liability, if any, extends to the portion of the units that the Partnership built and sold, which the Partnership estimates to be approximately ten percent of the units in Association Nos. 1-7 and 9. In this mediation session, a mediation conducted on November 15-16, 2002, and in various other communications, the parties have exchanged technical information regarding the issues raised by the notices of violation, plaintiffs' demands, and possible ways in which to address those issues. Further sessions and discussions are expected.

     The Partnership is currently being defended by counsel paid for by United States Fire Insurance Company ("U.S. Fire"), one of the Partnership's insurance carriers. During 2001, the Partnership settled the claims brought in connection with Lakes of the Meadows Village Homes Condominium No. 8 Maintenance Association, Inc. ("Association No. 8") for a payment of $155,000 funded by U.S. Fire. Representatives of the Partnership have discussed with representatives of Association No. 8 issues raised by the Building Department's notices of violations for that Association's condominium units. Association No. 8 submitted construction plans to address the issues raised by the Building Department notices of violations and comments received by the plan reviewers for that Associations' units. On February 7, 2003, Association No. 8 received permits approving its plans and is in the process of putting the plans out for actual bids. Based on currently known information, the Partnership estimates that it may cost approximately $1,715,000 to fund the cost of addressing the construction issues in accordance with the approved plans. Association No. 8 has asked the Partnership to pay for the costs to address these construction issues. As a result of these discussions, the Partnership has asked U.S. Fire to pay the expense of addressing these construction issues for Association No. 8. In the event that U.S. Fire does not fund these costs, the Partnership expects to fund these costs under the circumstances and seek reimbursement from U.S. Fire or the Partnership's excess insurance carrier, The Home Insurance Company (the "Home").

     On the basis of the discussions to date, the Partnership believes that the cost of addressing the issues raised by, and to receive a release from, Association Nos. 1-7 and 9 can currently be estimated at $5.6 million. As with the cost to address the issues raised by Association No. 8, the Partnership has asked U.S. Fire to pay the expense of addressing the issues of these plaintiffs and resolving this matter. In the event that neither U.S. Fire nor Home funds these costs, the Partnership may fund these costs under the circumstances and seek reimbursement from U.S. Fire and/or Home.

     The Partnership has applied the accounting rules concerning loss contingencies in regard to the treatment of this matter for financial reporting purposes.

     On August 9, 2002, the Partnership received a reservation of rights letter from U.S. Fire, by which it purports to limit its exposure with regard to the Lakes of the Meadow matter and to reserve its rights to deny coverage and/or defense under the policy and/or applicable law and with respect to defense costs incurred or to be incurred in the future, to be reimbursed and/or obtain an allocation of attorney's fees and expenses if it is determined there is no coverage.

     As a result of this reservation of rights letter and the demands being made by the plaintiffs in the mediation sessions, on November 20, 2002, the Partnership filed a four count complaint, Arvida/JMB Managers, Inc. on behalf of Arvida/JMB Partners, L.P. v. United States Fire Insurance Company in the Circuit Court of Cook County, Illinois, Chancery Division, 02CH21001, for declaratory relief and damages ("Illinois action"). In the complaint, the Partnership seeks, among other things, a declaration that U.S. Fire is obligated to indemnify the Partnership for the Lakes of the Meadow litigation; actual damages, including full indemnification for the Lakes of the Meadow litigation; such other direct and consequential damages as are proven at trial; prejudgment interest as permitted by law; and any other legal and equitable relief that the Court deems just and proper under the circumstances. On November 20, 2002, the same day, U.S. Fire filed a single count complaint, United States Fire Insurance Company v. Arvida/JMB Partners, L.P. in the United States District Court for the Southern District of Florida, Miami Division, Case No.: 02-23366-Civ-Moore (hereafter, "Florida federal case"), seeking a declaratory judgment against the Partnership that U.S. Fire owes the Partnership no duties of indemnification or defense with respect to the Lakes of the Meadows litigation. The Partnership has filed a motion to dismiss the Florida federal case because the Partnership does not believe that the court has diversity jurisdiction to adjudicate this matter. The parties are engaged in discovery with respect to the jurisdictional issue. The Florida federal case is currently set for trial commencing December 15, 2003. The Partnership believes that this suit is without merit and intends to vigorously defend itself.

     In a December 20, 2002 letter, Home and its agent, Risk Enterprise Management Limited ("REM"), advised the Partnership of Home's position that the Home policy provides coverage for the Lakes of the Meadow litigation only in the event that the U.S. Fire policy provides coverage and that U.S. Fire pays the limits under its policy. Given Home's position, the Partnership amended its Illinois action to add Home and REM as defendants in order to obtain, among other things, a declaration that Home is obligated to defend and indemnify the Partnership for the Lakes of the Meadow litigation; actual damages; such other direct and consequential damages as proven at trial; prejudgment interest; and any other legal and equitable relief that the court deems just and proper under the circumstances.

     On February 10, 2003, U.S. Fire filed in the United States District Court for the Northern District of Illinois, Eastern Division, a notice of removal of civil action to remove the Illinois action to federal court. The pending federal matter is filed as Arvida/JMB Managers, Inc. v. U.S. Fire Insurance Company, Home Insurance Company, and Risk Enterprise Management Inc., Case No. 03 C 0988 (hereafter, "Illinois federal case"). The Partnership has filed a motion to remand the Illinois federal case to the Illinois state court because the Partnership does not believe that the federal court has diversity jurisdiction to adjudicate the matter.

     In a separate proceeding on March 5, 2003, a superior court judge for the state of New Hampshire entered an order placing Home under an order of rehabilitation in order to preserve and protect the interests and assets of Home and to stay all actions and proceedings against it for a period of ninety days, except as may be modified by further order of the court. The Partnership is evaluating the effect, if any, that this order may have on the Illinois federal case and the coverage provided by Home.

     The Partnership strongly disagrees with the positions taken by U.S. Fire and Home and believes that it is covered under the terms of the relevant policies. However, the Partnership can give no assurances as to the ultimate portion of the expenses, fees, and damages, if any, which will be covered by its insurance.

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

     Prior to July 1991, the District had issued variable rate bonds totaling approximately $96 million which were to mature in various years commencing in May 1991 through May 2011. During 1995, in order to reduce the exposure of variable rate debt, the District pursued new bond issuances. As a result, during March and December 1995, the District issued approximately $99 million and $13.3 million of bonds, respectively, at fixed rates ranging from 4.0% to 8.25% per annum with maturities commencing in May 1995 through May 2011. The proceeds from these bond offerings were used to refund the bonds issued prior to July 1991 described above, as well as to fund the issuance costs incurred in connection with the offerings and deposits to certain reserve accounts for future bond debt service requirements. In July 1997, the District issued another approximate $41.6 million of fixed rate bonds. These bonds bear interest ranging from 4.0% to 5.0% (payable in May and November each year until maturity or prior redemption), with maturities commencing in May 1999 through May 2027 (the "Series 1997 Bonds"). The Series 1997 Bonds were issued for the purpose of paying costs of certain improvements to the District's water management system, as well as to fund certain issuance costs incurred in connection with the offerings, deposit funds into certain reserve accounts, and pay capitalized interest on these bonds. At
December 31, 2002, the amount of bonds issued and outstanding totaled approximately $108.0 million. For the years ended December 31, 2002, 2001 and 2000, the Partnership paid special assessments related to the bonds of approximately $1.3 million, $1.4 million and $2.8 million, respectively.


(11)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107 requires the disclosure of the fair values of all financial assets and liabilities for which it is practicable to estimate such values. Value is defined in SFAS No. 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amounts of its Cash and cash equivalents, Restricted cash, Trade and other accounts receivable, Investments in and advances to joint ventures, Amounts due from affiliates, Prepaid expenses and other assets, Assets held for sale and Liabilities related to assets held for sale approximate their fair values at December 31, 2002 and 2001.


(12)  PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement (and subject to Section 4.2F which allocates Profits, as defined, to the General Partner and Associate Limited Partners), profits or losses of the Partnership will be allocated as follows: (i) profits will be allocated such that the General Partner and the Associate Limited Partners will be allocated profits equal to the amount of cash flow distributed to them for such fiscal period and the amount of cash flow anticipated to be distributed to them in future periods, with the remainder of the profits allocated to the Holders of Interests, except that in all events, the General Partner shall be allocated at least 1% of profits and (ii) losses will be allocated 1% to the General Partner, 1% to the Associate Limited Partners and 98% to the Holders of Interests.

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

     For the years ended December 31, 2002, 2001 and 2000, the Partnership had net income for financial reporting and Federal income tax purposes.
The amount of net income allocated, collectively, to the General and Associate Limited Partners for financial reporting and tax purposes for the year ended December 31, 2002 was approximately $17,355,000. The amount of net income allocated, collectively, to the General and Associate Limited Partners for both financial reporting and Federal income tax purposes for the year ended December 31, 2001 was approximately $13,472,000. The amount of net income allocated, collectively, to the General and Associated Limited Partners for both financial reporting and Federal income tax purposes for the year ended December 31, 2000 was approximately $12,611,000 and $12,541,000, respectively. These allocations are based on cash distributions made and, for 2002 anticipated to be made, to the General Partner and the Associate Limited Partners with an allocation of at least 1% of profits to the General Partner in accordance with Section 4.2A of the Partnership Agreement.

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

     With the distribution made in February 2000, the Holders of Interests have received total distributions of Cash Flow in excess of their Capital Investments (i.e., $1,000 per Interest). Accordingly, during 2000, the General Partner and Associated Limited Partners (collectively) were entitled to receive, and did receive, the amount of their deferred distributions. However, the Holders of Interests are expected to receive cumulative distributions of Cash Flow that are less than the sum of a 10% per annum return (non-compounded) on their Adjusted Capital Investments plus the return of their Capital Investments, regardless of the amount of time that it takes for the completion of the liquidation of the Partnership's assets and the winding up and termination of the Partnership (or, if applicable, a Liquidating Trust as a successor to the Partnership).

Accordingly, the interests of the General Partner and Associate Limited Partners, collectively, in distributions of Cash Flow are expected to remain at their current 10% level and not increase during the period for the liquidation of assets and the winding up and termination of the Partnership (or, if applicable, a Liquidating Trust). Reference is made to the section entitled "Operations" in Note 1 for information concerning the liquidation, winding up and termination of the Partnership (or, if applicable, a Liquidating Trust).

(13)  IMPAIRMENT OF LONG-LIVED ASSETS

     In September 2001, the Partnership recorded an asset impairment of $2.5 million to the carrying value of the Weston Athletic Club (the "Weston Club"). The loss was recorded based upon the difference between the carrying value of the Weston Club and its fair value less costs to sell as determined by an agreement to purchase signed by the Partnership and an unaffiliated third party purchaser during September 2001. During October 2001, the Partnership closed on the sale of the Weston Club to the unaffiliated third party for a total sale price of $4.25 million.

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


(14)  LEGAL SETTLEMENTS

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


(15)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                               Three Months Ended
                -----------------------------------------------------
                     March 31,   June 30,  September 30, December 31,
                       2001       2001          2001         2001
                   -----------  ---------- ------------- ------------
Total revenues. . .$81,966,240 109,397,034  109,825,550  139,623,315
Gross operating
  profit. . . . . . 19,644,818  29,337,414   32,183,576   35,700,433
Net income. . . . . 16,945,686  26,416,117   26,952,487   31,175,139
Net income per
  Limited Partner-
  ship Interest . .      41.53       64.73        56.04        55.56

                               Three Months Ended
                -----------------------------------------------------
                     March 31,   June 30,  September 30, December 31,
                       2002       2002          2002         2002
                   -----------  ---------- ------------- ------------
Total revenues. . .$89,649,677  81,856,386   66,084,043       77,160
Gross operating
  profit (loss) . . 23,749,085  18,793,760   14,588,174   (2,773,071)
Net income. . . . . 21,922,350  17,581,758   12,736,738    1,502,582
Net income (loss)
  per Limited
  Partnership
  Interest. . . . .      53.72       35.58        31.21       (30.44)

     The Gross operating profit, Net income and Net income (loss) per Limited Partnership Interest for the fourth quarter of 2002, as compared to the previous quarterly periods for that year, was adversely affected by (i) a significant decline in revenues from continuing operations attributable to the Partnership's continuing liquidation of its assets, and (ii) an accrual of approximately $2.4 million relating to certain contingent liabilities for Housing cost of revenues. The adverse effect of such items on the Net income (loss) was partially offset by the recognition of approximately $7.7 million in Gain on sale of Assets held for sale relating to the Country Club, the Waterways II Parcel and the Ocala Parcel. The Net income (loss) per Limited Partnership Interest was also affected by the allocation of income to the General Partner and Associate Limited Partners equal to the amount of cash flow distributions made and anticipated to be made to the General Partner and Associate Limited Partners for 2002 and future periods. Reference is made to note 12 for a discussion of the allocations of profits and losses to the General Partner and Associate Limited Partners, collectively, and the Holders of Interests.


(16)  SUBSEQUENT EVENTS

     During February 2003, the Partnership made a distribution for 2002 of $20,200,000 to its Holders of Interests ($50 per Interest) and $2,244,444 to the General Partner and Associate Limited Partners, collectively.

     On February 7, 2003, the Partnership through certain consolidated entities (collectively, the "Seller"), closed on the sale of The Shoppes of Town Center (the "Shoppes") to unaffiliated third parties (collectively, the "Buyer"). The gross sale price for the Shoppes was $34,330,000. Net cash proceeds received from the sale, after prorations, credits, closing costs, amounts escrowed and the settlement of the Seller's outstanding loan balance totaled approximately $18,198,000. Under the Sale and Purchase Agreement, the Seller made certain representations, warranties and indemnities for the benefit of the Buyer that extend beyond the closing of the sale. In addition, pursuant to the terms of the Sale and Purchase Agreement, the Seller entered into an agreement to indemnify the Buyer's lender from certain possible claims related to the Shoppes. In accordance with such indemnification, the Seller deposited $100,000 and the Buyer deposited $50,000 in escrow to secure the obligation to indemnify the Buyer's lender for such claims. Pursuant to the Sale and Purchase Agreement, the Seller also deposited $50,000 in escrow as security for completion of remediation work for compliance with the Americans with
Disabilities Act.   The net book value and net cash proceeds received from
the sale represented approximately 22% and 13%, respectively, of the Partnership's total consolidated assets for financial reporting purposes at December 31, 2002. The sale resulted in a gain of approximately $1,990,000 for financial reporting purposes and a gain of approximately $2,460,000 for Federal income tax purposes.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.



                               PART III


ITEM 10.  DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The General Partner of the Partnership is Arvida/JMB Managers, Inc., a Delaware corporation, all of the outstanding shares of stock of which are owned by JMB Investment Holdings-I, Inc., a Delaware corporation. Substantially all of the outstanding shares of stock of JMB Investment Holdings-I, Inc. are owned indirectly by JMB Realty Corporation, a Delaware corporation ("JMB"). Substantially all of the outstanding shares of stock of JMB are owned by certain of its officers, directors, members of their families and their affiliates. The General Partner has responsibility for all aspects of the Partnership's operations. The Associate Limited Partners of the Partnership are Arvida/JMB Associates, an Illinois general partnership, of which JMB and certain of its current and former officers and directors and their affiliates are, indirectly, partners, and Arvida/JMB Limited Partnership, an Illinois limited partnership, of which Arvida/JMB Associates is the general partner. An affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated is the limited partner of Arvida/JMB Limited Partnership. Certain relationships of the Partnership to the General Partner and its affiliates are described under the captions "Determinations by the General Partner," "Relationships of Affiliates to Partnership," "Remuneration of JMB, Arvida and Affiliates" and "Fiduciary Responsibility of the General Partner" in the section "Conflicts of Interest" at pages 21 and 23-24 of the Prospectus of the Partnership, dated September 16, 1987, which descriptions are hereby incorporated herein by reference to Exhibit 99.2 to this report.

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners, St. Joe/Arvida and their affiliates. Various services have been and, to some extent, will continue to be provided to the Partnership by the General Partner, St. Joe/Arvida and their affiliates, including development and management supervisory and advisory services, insurance brokerage and administrative services such as legal, accounting and treasury services. In addition, the timing and amount of cash distributions and cash reserves and allocations of profits and losses for tax purposes, as well as the amount of expenses charged to the Partnership for services, are or may be affected by determinations made by the General Partner. Because the General Partner and/or its affiliates have interests in the cash distributions and the profits or losses for tax purposes of the Partnership or in the amount of payments or reimbursements made for services rendered to the Partnership, the General Partner has a conflict of interest in making the determinations affecting these matters.


     The director and executive officers of the General Partner of the Partnership are as follows:

                                                           SERVED IN
  NAME                       OFFICE                        OFFICE SINCE
  ----                       ------                        ------------

  H. Rigel Barber            Vice President                04/08/87
  Gailen J. Hull             Vice President                04/09/87
  Gary Nickele               President                     08/13/02
                             and Director                  08/08/00
  James D. Motta             Vice President                04/09/87

     There is no family relationship among any of the foregoing director or officers. Mr. Nickele has been elected to serve a one-year term as director until the annual meeting of the General Partner to be held on August 12, 2003. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the General Partner to be held on August 12, 2003. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which the director or any officer was selected as such.

     The foregoing director and most of the officers are also officers and/or directors of JMB, which is the corporate general partner of Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII") and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"). JMB is also the sole general partner of the associate general partner of Carlyle-
XIII. Most of the foregoing director and officers are also officers and/or directors of various affiliated companies of JMB.

    The business experience during the past five years of such director and officers of the General Partner of the Partnership includes the following:

     H. Rigel Barber (age 54) is Chief Executive Officer and Executive Vice President of JMB and an officer of various JMB affiliates. Mr. Barber has been associated with JMB since March, 1982. He received a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 54) is Senior Vice President of JMB and, since August 2002, Chief Financial Officer of JMB and an officer of various JMB affiliates. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

    Gary Nickele (age 50) is Executive Vice President and General Counsel of JMB and an officer and/or director of various JMB affiliates. Prior to becoming President of Arvida/JMB Managers, Inc., in August 2002, Mr. Nickele had been a Vice President of that corporation since April 1987. He has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     James D. Motta (age 47) has been President and Chief Executive Officer of St. Joe/Arvida Company, L.P. ("St. Joe/Arvida"), a joint venture among affiliates of The St. Joe Company and of JMB for real estate development, ownership and management, since November 1997. From April 1995 until August 1998 Mr. Motta was President and Chief Executive Officer of Arvida Company. Mr. Motta is also a trustee of Gables Residential Trust, an owner, operator and developer of multifamily apartment communities, and a director of Correctional Properties Trust, an owner and lessor of correctional and detention facilities.

     Gary Nickele is President and Manager of Amfac Hawaii, LLC. On February 27, 2002, Amfac Hawaii, LLC and certain of its subsidiaries and affiliates filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. Amfac Hawaii, LLC, together with its subsidiaries, principally owns and develops real estate in the State of Hawaii, and it and certain subsidiaries filed the Chapter 11 proceedings in part to enable them to achieve an orderly reorganization of their debt to serviceable levels. In November 2002, the United States Bankruptcy Court for the Northern District of Illinois entered an order confirming a plan of reorganization for Amfac Hawaii, LLC and the other debtors in the Chapter 11 proceedings.

ITEM 11.  EXECUTIVE COMPENSATION

     The officers and the director of the General Partner receive no direct remuneration in such capacities from the Partnership. The General Partner and the Associate Limited Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses. Reference is made to notes 1 and 12 for a description of such distributions and allocations. The General Partner and the Associate Limited Partners, collectively, received or were deemed to have received cash distributions in 2002 totaling $16,833,334 and in February 2003 totaling $2,244,444. Pursuant to the Partnership Agreement, the General Partner and Associate Limited Partners were allocated profits for Federal income tax purposes for 2002 of approximately $17,355,000. Reference is made to note 12 for further discussion of this allocation.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

     (a) The following have reported beneficial ownership of more than 5% of the outstanding Interests of the Partnership.

                    NAME AND ADDRESS        AMOUNT AND NATURE
                    OF BENEFICIAL           OF BENEFICIAL     PERCENT
TITLE OF CLASS      OWNER                   OWNERSHIP         OF CLASS
--------------      ----------------        ----------------- --------

Limited Partnership The St. Joe Company     106,200.4399      26.3%
Interests and                               Interests
Assignee Interests                          (1)
therein

Limited Partnership Alfred I. duPont        106,200.4399      26.3%
Interests and       Testamentary Trust      Interests
Assignee Interests                          (2)
therein

Limited Partnership The Nemours             106,200.4399      26.3%
Interests and       Foundation              Interests
Assignee Interests                          (2)
therein

Limited Partnership Winfred L. Thornton     106,200.4399      26.3%
Interests and                               Interests
Assignee Interests                          (2)
therein

Limited Partnership William T.              106,200.4399      26.3%
Interests and       Thompson III            Interests
Assignee Interests                          (2)
therein

Limited Partnership Hugh M. Durden          106,200.4399      26.3%
Interests and                               Interests
Assignee Interests                          (2)
therein

Limited Partnership John F. Porter III      106,200.4399      26.3%
Interests and                               Interests
Assignee Interests                          (2)
therein

Limited Partnership Herbert H. Peyton       106,200.4399      26.3%
Interests and                               Interests
Assignee Interests                          (2)
therein

(1) Reflects beneficial ownership of Interests held directly by The St. Joe Company, for which it has been reported that it has shared voting and dispositive power. The address for The St. Joe Company is 1650 Prudential Drive, Suite 400, Jacksonville, Florida 32207. Wholly owned subsidiaries of The St. Joe Company are the managing general partner and a limited partner, and collectively own 74% of the partnership interests, in St. Joe/Arvida. Affiliates of JMB own the remaining 26% of the partnership interests in St. Joe/Arvida.

(2) Reflects indirect beneficial ownership of Interests held directly by The St. Joe Company. Messrs. Thornton, Thompson, Durden, Porter and Peyton are trustees and directors of the Alfred I. duPont Testamentary Trust (the "Trust") and The Nemours Foundation (the "Foundation"), respectively. As a result of the Trust's and the Foundation's respective direct and beneficial ownerships of outstanding shares of common stock of The St. Joe Company, the Trust, Foundation and Messrs. Thornton, Thompson, Durden, Porter and Peyton are or may be deemed to be indirect beneficial owners of 106,200.4399 Interests owned directly by The St. Joe Company, for which they each have or may be deemed to have shared voting and dispositive power. See note (1) above. The address for each of the Trust, Foundation and Messrs. Thornton, Thompson, Durden, Porter and Peyton is 4600 Touchton Road, East Building 200, Suite 500, Jacksonville, Florida 32246.

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

     (d) The Partnership has no compensation plans or individual compensation arrangements under which equity securities of the Partnership are authorized for issuance to any person.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to the Partnership Agreement, the Partnership is permitted to engage in various transactions involving the General Partner, St. Joe/Arvida and their respective affiliates. Such transactions involve conflicts of interest for the General Partner or its affiliates. Certain relationships of the General Partner (and its director and executive officers) and its affiliates to the Partnership are set forth above in
Item 10.

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

     St. Joe/Arvida also entered into a sub-management agreement with Arvida, effective January 1, 1998, whereby St. Joe/Arvida provides a substantial portion of the development and management supervisory and advisory services (and the personnel therefor) to the Partnership that Arvida would otherwise provide pursuant to its management agreement with the Partnership. Effective January 1, 1998, St. Joe/Arvida employed most of the personnel previously employed by Arvida, and the services provided to the Partnership pursuant to the sub-management agreement generally have been provided by the same personnel. St. Joe/Arvida is reimbursed for such services and personnel on the same basis as Arvida under its management agreement, and such reimbursements are made directly to St. Joe/Arvida by the Partnership. The Partnership also receives reimbursement from St. Joe/Arvida for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership on behalf of St. Joe/Arvida. Charges and related reimbursements between the Partnership and St. Joe/Arvida are determined on a consistent basis using various methodologies depending upon the nature of the services provided. Such charges, whether incurred directly by the Partnership or St. Joe/Arvida, may include salaries and salary-related costs, as well as burdens for administrative and office overheads. Methodologies used to apportion costs between entities include, but are not limited to, charges based upon percentages of
(i) time spent on each entity relative to total hours worked; (ii) cash expenditures by entity relative to total expenditures; and (iii) real estate sales and closings by entity relative to total sales and closings. The total reimbursements made to St. Joe/Arvida during the year ended December 31, 2002, was approximately $3,399,000. Such reimbursement included amounts owing in connection with the Partnership's achievement of certain profit and cash flow levels. In addition, at December 31, 2002, the Partnership owed St. Joe/Arvida approximately $87,400 for general and administrative costs pursuant to the sub-management agreement, all of which was paid as of March 1, 2003. For the year ended December 31, 2002, the Partnership received approximately $6,045,800 from St. Joe/Arvida or its affiliates. In addition, $366,300 was owed to the Partnership at December 31, 2002, all of which was received as of March 1, 2003. The St. Joe Company owns a majority interest in St. Joe/Arvida, and affiliates of JMB own a minority interest in St. Joe/Arvida.

     In August 2002, the Partnership entered into an agreement for the prospective assignment to and assumption by St. Joe/Arvida of the Partnership's rights and obligations under the lease for its offices (approximately 19,100 rentable square feet of space) in Boca Raton, Florida. The Partnership currently expects that the assignment and assumption will be modified to be effective January 1, 2004. From and after the effective date, St. Joe/Arvida will charge to the Partnership an allocable portion of the monthly base rent (which ranges from approximately $27,000 to $29,000 through January 31, 2005), operating expenses and tenant improvement costs, if any, incurred by St. Joe/Arvida pursuant to the lease. The allocation method for such costs is discussed in the preceding paragraph and is similar to the allocation method currently used by the Partnership to charge to St. Joe/Arvida a portion of the lease costs.

     JMB Insurance Agency, Inc., an affiliate of the General Partner, earned and received insurance brokerage commissions in 2002 of approximately $312,700 in connection with providing insurance coverage for certain of the properties of the Partnership, all of which was paid as of December 31, 2002. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partner of the Partnership or its affiliates are entitled to reimbursement for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and the acquisition, development, ownership, supervision, and operation of the Partnership assets. In 2002, the General Partner and its affiliates were entitled to reimbursements for legal, accounting and treasury services. Such costs for 2002 were approximately $796,200, all of which were paid as of December 31, 2002.

     The Partnership was also entitled to receive reimbursements from affiliates of the General Partner for certain general and administrative expenses including, and without limitation, salary and salary-related expenses relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the year ended December 31, 2002, the total of such costs incurred was approximately $188,400. Approximately $15,200 was outstanding as of December 31, 2002, all of which was received as of March 1, 2003.

     Amounts payable to or by the General Partner or its affiliates do not bear interest.



ITEM 14.  CONTROLS AND PROCEDURES

     Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act") promulgated thereunder, the principal executive officer and the principal financial officer of the General Partner have evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the date of the filing of this report (the "Evaluation Date") with the Securities and Exchange Commission ("SEC"). Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Partnership's disclosure controls and procedures were effective as of the Evaluation Date to ensure that information required to be disclosed in this report was recorded, processed, summarized and reported within the time period specified in the applicable SEC rules and form for this report. Furthermore, there have been no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

        (a)  The following documents are filed as part of this report:

             1.   Financial Statements.  (See Index to Financial
                  Statements filed with this annual report on Form 10-K).

             2.   Exhibits.

                  3.1     Amended and Restated Agreement of Limited
                          Partnership.*

                  3.2     Acknowledgment and Amendment of Partnership
                          Agreement.*

                  3.3     Amendment to the Amended and Restated
                          Agreement of Limited Partnership, effective
                          October 29, 2002, is filed herewith.

                  3.4 Assignment Agreement by and among the General Partner, the Initial Limited Partner and the Partnership.*

                  4.1 Construction Loan Documents for a $20 Million Construction Loan made to Weston Town Center, LLC, including: **

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

                          . First Amendment to Promissory Note, dated as of May 31, 2001;

                          .     Second Amendment to Promissory Note,
                                dated as of December 31, 2001;

                          .     Mortgage and Security Agreement, dated
                                May 19, 2000;

                          . Absolute Assignment of Leases and Rents, dated May 19, 2000;

                          . Amendment to Mortgage and Security Agree-ment and Absolute Assignment of Rents and Leases, dated as of May 19, 2000;

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

                          . Assignment of Architect's Agreement and Plans and Specifications;

                          .     Assignment of Engineer's Agreement and
                                Plans and Specifications;

                          .     Various Agreements of General
                                Contractors;

                          .     Architect's Certificate and Agreement;

                          .     Engineer's Agreement;

                          .     Disbursement Agreement; and

                          .     Various Letter Agreements re: Post-
                                Closing Obligations.

                  10.1 Agreement between the Partnership and The Walt Disney Company dated January 29, 1987 is filed herewith.

                  10.2 Letter Agreement, dated as of September 10, 1987, between the Partnership and The Walt Disney Company, is filed herewith.

                  10.3    Management, Advisory and Supervisory
                          Agreement, including the License Agreement for the use of the Arvida name as exhibit A thereto, is filed herewith.

                  10.4 Fourth Amended and Restated Agreement of Partnership of Arvida/JMB Partners, together with Amendment No. 1 thereto, is filed herewith.

                  10.5 Information Systems Sharing Agreement dated November 6, 1997 between Arvida/JMB Partners, L.P. and Arvida Company is hereby incorporated herein by reference to Exhibit 10.15 to the Partnership's Report for the year ended December 31, 1997 on Form 10-K (File No. 0-16976) dated March 25, 1998.

                  10.6    Sale and Purchase Agreement dated as of
                          August 23, 2002, by and between Weston Hills
                          Country Club Limited Partnership, Arvida/JMB
                          Partners and Hillwood Enterprises, L.P., as amended by First Amendment to Sale and Purchase Agreement, dated as of September 13, 2002 for the sale of the Weston Hills Country Club located in Weston, Florida is hereby incorporated by reference to Exhibit 10.1 to the Partnership's Report on Form 8-K (File No. 0-16976) filed on October 16, 2002.

                  10.7 Sale and Purchase Agreement dated as of September 6, 2002, by and between Weston Town Center, LLC and Belmont Investment Corp., as amended by the First, Second and Third Amendments to Sale and Purchase Agreement, dated January 17, 2003, February 7, 2003 and February 7, 2003, respectively, for the sale of the Weston Town Center, also known as The Shoppes of Town Center located in Weston, Florida is hereby incorporated by reference to
                          Exhibit 10.1 to the Partnership's Report on
                          Form 8-K (File No. 0-16976) filed on
                          February 24, 2003.

                  21      Subsidiaries of the Registrant.

                  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.

                  99.2 Certain portions of the Prospectus of the Partnership dated September 16, 1987, from the Section entitled "Conflicts of Interest" are filed herewith.

        * Previously filed with the Securities and Exchange Commission as Exhibits 3.1, 3.2 and 3.3, respectively, to the Partnership's Form 10-Q/A Report (File No. 0-16976) filed on June 6, 2002, and incorporated herein by reference.

        ** Previously filed with the Securities and Exchange Commission as Exhibit 4.7 to the Partnership's Form 10-Q/A Report (File No. 0-16976) filed on June 6, 2002, and incorporated herein by reference.

        (b)  Reports on Form 8-K:

                  On October 16, 2002, a current report on Form 8-K was
             filed with the Commission reporting under Item 2 (Disposition of Assets) the sale of the Weston Hills Country Club to an unrelated third party. Included in such Form 8-K report are the following pro forma financial statements:

             (i) Consolidated Pro Forma Balance Sheet of Arvida/JMB Partners, L.P. at June 30, 2002.

             (ii) Consolidated Pro Forma Statement of Operations of Arvida/JMB Partners, L.P. for the Six Months Ended June 30, 2002.

             (iii)Consolidated Pro Forma Statement of Operations of Arvida/JMB Partners, L.P. for the Year Ended December 31, 2001.

                  On December 13, 2002, a current report on Form 8-K was
             filed with the Commission reporting under Item 5 (Other Events) the results of a consent solicitation for an amendment to the Partnership's Amended and Restated Agreement of Limited Partnership providing for the extension of the term of the Partnership's liquidation period to not later than October 31, 2005 and certain related matters.

     No annual report or proxy material for the fiscal year 2002 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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


                        ARVIDA/JMB PARTNERS, L.P.

                        BY:     Arvida/JMB Managers, Inc.
                                (The General Partner)



                                GAILEN J. HULL
                        By:     Gailen J. Hull
                                Vice President
                        Date:   March 24, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                GAILEN J. HULL
                        By:     Gailen J. Hull, Vice President
                                Principal Accounting Officer
                                and Principal Financial Officer
                        Date:   March 24, 2003



                                GARY NICKELE
                        By:     Gary Nickele, President and Sole Director
                                Principal Executive Officer
                        Date:   March 24, 2003

                            CERTIFICATIONS
                            --------------

I, Gary Nickele, certify that:

1.   I have reviewed this annual report on Form 10-K of Arvida/JMB
     Partners, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
           Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:March 24, 2003

                            /s/ Gary Nickele
                            ----------------------------
                            Principal Executive Officer

                            CERTIFICATIONS
                            --------------

I, Gailen J. Hull, certify that:

1.   I have reviewed this annual report on Form 10-K of Arvida/JMB
     Partners, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
           Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:March 24, 2003

                            /s/ Gailen J. Hull
                            ----------------------------
                            Principal Financial Officer

                       ARVIDA/JMB PARTNERS, L.P.

                             EXHIBIT INDEX


                                             DOCUMENT      SEQUENTIALLY
EXHIBIT                                     INCORPORATED   NUMBERED
NO.      EXHIBIT                            BY REFERENCE   PAGE
-------  -------                            ------------   ------------

3.1.     Amended and Restated Agreement
         of Limited Partnership.                 Yes

3.2      Acknowledgment and Amendment of
         Partnership Agreement.                  Yes

3.3      Amendment to the Amended and
         Restated Agreement of Limited
         Partnership, effective October 29,
         2002.                                   No

3.4.     Assignment Agreement by and
         among the General Partner, the
         Initial Limited Partner and the
         Partnership.                            Yes

4.1      Construction Loan Documents for
         a $20 Million Construction Loan
         made to Weston Town Center, LLC,
         including:                              Yes

         . Commitment Letter for $20
           Million Construction Loan;

         . Construction Loan Agreement
           dated May 19, 2000;

         . First Amendment to Construc-
           tion Loan Agreement, dated
           as of May 31, 2001;

         . Second Amendment to Construc-
           tion Loan Agreement dated
           as of December 31, 2001;

         . Promissory Note in the
           principal amount of $20
           Million, dated May 19, 2000;

         . First Amendment to Promissory
           Note, dated as of May 31, 2001;

         . Second Amendment to Promissory
           Note, dated as of December 31,
           2001;

         . Mortgage and Security Agree-
           ment, dated May 19, 2000;

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

         . Architect's Certificate
           and Agreement;

         . Engineer's Agreement;

         . Disbursement Agreement; and

         . Various Letter Agreements
           re: Post-Closing Obligations.

10.1     Agreement between the Partnership
         and The Walt Disney Company dated
         January 29, 1987                        No

10.2     Letter Agreement, dated as of
         September 10, 1987, between the
         Partnership and The Walt Disney
         Company                                 No

10.3     Management, Advisory and Supervisory
         Agreement, including the License
         Agreement for the use of the Arvida
         name as exhibit A thereto               No

10.4     Fourth Amended and Restated Agreement
         of Partnership of Arvida/JMB Partners,
         together with Amendment No. 1 thereto   No

10.5     Information Systems Sharing Agreement
         dated November 6, 1997 between
         Arvida/JMB Partners, L.P. and Arvida
         Company                                 Yes

10.6     Sale and Purchase Agreement dated
         as of August 23, 2002, by and between
         Weston Hills Country Club Limited
         Partnership, Arvida/JMB Partners
         and Hillwood Enterprises, L.P.,
         as amended by First Amendment to Sale
         and Purchase Agreement, dated as of
         September 13, 2002 for the sale of the
         Weston Hills Country Club located in
         Weston, Florida                         Yes

                                             DOCUMENT      SEQUENTIALLY
EXHIBIT                                     INCORPORATED   NUMBERED
NO.      EXHIBIT                            BY REFERENCE   PAGE
-------  -------                            ------------   ------------

10.7     Sale and Purchase Agreement dated as
         of September 6, 2002, by and between
         Weston Town Center, LLC and Belmont
         Investment Corp., as amended by the
         First, Second and Third Amendments to
         Sale and Purchase Agreement, dated
         January 17, 2003, February 7, 2003
         and February 7, 2003, respectively,
         for the sale of the Weston Town
         Center, also known as The Shoppes of
         Town Center located in Weston, Florida  Yes

21       Subsidiaries of the Registrant.         No

99.1     Certification Pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act
         of 2002                                 No

99.2     Certain portions of the Prospectus
         of the Partnership dated September 16,
         1987, from the Section entitled
         "Conflicts of Interest"                 No