Form 10-Q
period 2003-03-31
ARVIDA JMB PARTNERS L P
filed 2003-05-15
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.   20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 2003         Commission file #0-16976




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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such a shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]   No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [ X ]

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations . . . . . . . . . . . . . . . . . . . .    18

Item 4.    Controls and Procedures. . . . . . . . . . . . . .    23



PART II    OTHER INFORMATION


Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    24

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    27

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                      CONSOLIDATED BALANCE SHEETS




                                ASSETS
                                ------

                                            MARCH 31,     DECEMBER 31,
                                              2003           2002
                                           (Unaudited)    (See Note)
                                          ------------    -----------

Cash and cash equivalents . . . . . . .   $ 82,288,429     88,968,513
Restricted cash . . . . . . . . . . . .      4,209,524      4,051,697
Trade and other accounts receivable
  (net of allowance for doubtful
  accounts of $223,000 at March 31,
  2003 and December 31, 2002) . . . . .        208,581        623,175
Real estate inventories . . . . . . . .      6,622,547      8,102,696
Property and equipment, net . . . . . .        989,993      1,207,014
Investments in and advances to
  joint ventures, net . . . . . . . . .        265,184        264,464
Amounts due from affiliates, net. . . .        268,424        308,132
Prepaid expenses and other assets . . .      1,138,085      1,632,203
Assets held for sale. . . . . . . . . .      1,341,509     32,916,891
                                          ------------   ------------

          Total assets. . . . . . . . .   $ 97,332,276    138,074,785
                                          ============   ============

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                CONSOLIDATED BALANCE SHEETS (CONTINUED)



              LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
              ------------------------------------------

                                            MARCH 31,     DECEMBER 31,
                                              2003           2002
                                           (Unaudited)    (See Note)
                                          ------------    -----------
Liabilities:
  Accounts payable. . . . . . . . . . .   $  3,759,305      3,802,881
  Deposits. . . . . . . . . . . . . . .      1,258,955      2,512,554
  Accrued expenses and other
    liabilities . . . . . . . . . . . .     17,874,525     21,382,068
  Liabilities related to assets held
    for sale. . . . . . . . . . . . . .          --        14,316,676
                                          ------------   ------------

  Commitments and contingencies

          Total liabilities . . . . . .     22,892,785     42,014,179
                                          ------------   ------------

Partners' capital accounts:
  General Partner and
   Associate Limited Partners:
    Capital contributions . . . . . . .         20,000         20,000
    Cumulative net income . . . . . . .    103,590,591    103,582,358
    Cumulative cash distributions . . .    (94,999,882)   (92,755,438)
                                          ------------   ------------
                                             8,610,709     10,846,920
                                          ------------   ------------
  Limited Partners:
    Capital contributions,
      net of offering costs . . . . . .    364,841,815    364,841,815
    Cumulative net income . . . . . . .    380,738,004    379,922,908
    Cumulative cash distributions . . .   (679,751,037)  (659,551,037)
                                          ------------   ------------
                                            65,828,782     85,213,686
                                          ------------   ------------
          Total partners' capital
            accounts. . . . . . . . . .     74,439,491     96,060,606
                                          ------------   ------------

          Total liabilities and
            partners' capital . . . . .   $ 97,332,276    138,074,785
                                          ============   ============


NOTE: The consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.







              The accompanying notes are an integral part of these consolidated financial statements.

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                 CONSOLIDATED STATEMENTS OF OPERATIONS

              THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                              (UNAUDITED)

                                               2003           2002
                                           -----------    -----------
Revenues:
  Housing . . . . . . . . . . . . . . .   $ 11,680,355     88,606,519
  Land and property . . . . . . . . . .          --           465,292
  Brokerage and other operations. . . .        215,441        577,866
                                           -----------    -----------
      Total revenues. . . . . . . . . .     11,895,796     89,649,677
                                           -----------    -----------

Cost of revenues:
  Housing . . . . . . . . . . . . . . .     10,671,219     64,807,417
  Land and property . . . . . . . . . .          --           554,485
  Operating properties. . . . . . . . .         16,929         11,894
  Brokerage and other operations. . . .        192,035        526,796
                                           -----------    -----------

      Total cost of revenues. . . . . .     10,880,183     65,900,592
                                           -----------    -----------

Gross operating profit. . . . . . . . .      1,015,613     23,749,085
Selling, general and administrative
  expenses. . . . . . . . . . . . . . .     (2,194,610)    (3,312,220)
                                           -----------    -----------
      Net operating (loss) income . . .     (1,178,997)    20,436,865

Interest income . . . . . . . . . . . .        227,117        371,607
Equity in (losses) earnings of
  unconsolidated ventures . . . . . . .        (19,635)       158,500
Interest and real estate taxes,
  net of amounts capitalized. . . . . .           (245)       (10,865)
                                           -----------    -----------
      (Loss) income from continuing
        operations. . . . . . . . . . .       (971,760)    20,956,107

Discontinued Operations:
  Net income from assets held for sale.        317,081        966,243
  Gain on sale of assets held for sale.      1,478,008          --
                                           -----------    -----------
      Net income. . . . . . . . . . . .    $   823,329     21,922,350
                                           ===========    ===========

      Net (loss) income before
        discontinued operations per
        Limited Partnership Interest. .    $     (2.38)         51.35
      Discontinued operations per
        Limited Partnership Interest. .           4.40           2.37
                                           -----------    -----------
      Net income per Limited
        Partnership Interest. . . . . .    $      2.02          53.72
                                           ===========    ===========
      Cash distributions per
        Limited Partnership Interest.      $     50.00         200.00
                                           ===========    ===========




              The accompanying notes are an integral part of these consolidated financial statements.

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

              THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                              (UNAUDITED)


                                               2003           2002
                                           -----------    -----------
Net (loss) income from continuing
  operations. . . . . . . . . . . . . .    $  (971,760)    20,956,107
Charges (credits) to net income
 from continuing operations not
 requiring (providing) cash:
  Depreciation and amortization . . . .        217,021        225,780
  Equity in (losses) earnings of
    unconsolidated ventures . . . . . .         19,635       (158,500)
Changes in:
  Restricted cash . . . . . . . . . . .       (157,827)     3,515,449
  Trade and other accounts receivable .        414,594        304,970
  Real estate inventories:
    Additions to real estate
      inventories . . . . . . . . . . .     (8,810,875)   (42,127,359)
    Cost of sales . . . . . . . . . . .     10,396,492     61,100,089
    Capitalized interest. . . . . . . .        (84,676)      (180,123)
    Capitalized real estate taxes . . .        (20,792)      (500,001)
  Amounts due from affiliates, net. . .         39,708         (2,672)
  Prepaid expenses and other assets . .        494,118      1,772,250
  Accounts payable, accrued expenses
    and other liabilities . . . . . . .     (3,571,474)    (4,065,795)
  Deposits and unearned income. . . . .     (1,253,599)    (5,691,870)
                                          ------------    -----------
          Net cash (used in) provided
            by operating activities
            of continuing operations. .     (3,289,435)    35,148,325
                                          ------------    -----------
Investing activities:
  Additions to property and equipment .          --           (22,164)
  Joint venture distributions . . . . .          --           201,729
                                          ------------    -----------
          Net cash provided by
            investing activities of
            continuing operations . . .          --           179,565
                                          ------------    -----------
Financing activities:
  Distributions to General Partner and
    Associate Limited Partners. . . . .     (2,244,444)    (8,977,778)
  Distributions to Limited Partners . .    (20,200,000)   (80,800,000)
                                          ------------    -----------
          Net cash used in
            financing activities of
            continuing operations . . .    (22,444,444)   (89,777,778)
                                          ------------    -----------
Net cash provided by discontinued
  operations. . . . . . . . . . . . . .     19,053,795        366,333
                                          ------------    -----------
Decrease in Cash and cash equivalents .     (6,680,084)   (54,083,555)
Cash and cash equivalents,
  beginning of period . . . . . . . . .     88,968,513    123,181,440
                                          ------------    -----------
Cash and cash equivalents,
  end of period . . . . . . . . . . . .   $ 82,288,429     69,097,885
                                          ============    ===========

              The accompanying notes are an integral part of these consolidated financial statements.

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 2003
                              (UNAUDITED)



     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2002, which are included in the Partnership's 2002 Annual Report on Form 10-K (File No. 0-16976) filed on March 24, 2003, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements, and which are required by accounting principles generally accepted in the United States for complete financial statements, have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 2002 Annual Report.


GENERAL

     In the opinion of the General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of March 31, 2003 and December 31, 2002 and for the three months ended
March 31, 2003 and 2002. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2003.

     On July 30, 2002, FASB issued Statement No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. Previous accounting guidance was provided by the Emerging Issues Task Force ("EITF") Issue
No. 94-3 ("EITF 94-3"), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 replaces EITF 94-3. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Partnership's balance sheets, results of operations or cash flows.

     In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which expands on the guidance for the accounting and disclosure of guarantees. Each guarantee meeting the characteristics described in FIN 45 is to be recognized and initially measured at fair value. In addition, guarantors will be required to make significant new disclosures, even if the likelihood of the guarantor making payments under the guarantee is remote, which represents another change from general current practice. The disclosure requirements are effective for financial statements ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The impact of FIN 45 is described below.

     In January 2003, FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). The provisions of FIN 46 are effective immediately for variable interest entities formed or acquired after January 31, 2003 and in the interim period beginning after June 15, 2003 for variable interest entities in which the Partnership holds such an interest before February 1, 2003. The Partnership is in the process of determining if any of its investments are variable interest entities, however, the Partnership does not currently anticipate that the adoption of FIN 46 will result in a change in its accounting for such interests.

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

     For the three months ended March 31, 2003 and 2002, changes in the warranty accrual consisted of the following:

                                           2003             2002
                                       -----------       ----------
Accrued warranty costs,
  beginning of quarter. . . . . .      $ 2,162,000        3,042,000
Estimated liability recorded. . .          799,000          918,000
Payments made . . . . . . . . . .         (798,000)      (1,133,000)
                                       -----------       ----------
Accrued warranty costs,
  end of quarter. . . . . . . . .      $ 2,163,000        2,827,000
                                       ===========       ==========

     Accrued warranty costs are included in Accrued expenses and other liabilities on the accompanying balance sheets.

     Obligations Under Sale Agreements

     In connection with the sale of The Shoppes of Town Center (the "Shoppes") in Weston on February 7, 2003, certain consolidated entities of the Partnership undertook certain indemnity obligations to the purchaser or its lender. In general, these obligations relate to indemnification against loss, costs or expenses arising out of a breach of representation or warranty, possible claims of tenants, certain rent obligations, restrictions on the leasing or use of the property, litigation relating to the property, claims occurring or accruing prior to the closing and certain other usual and customary indemnity obligations. Some of these indemnity obligations will terminate as to claims made after the first anniversary date of the sale while other of these indemnity obligations have no specified termination. Due to the different circumstances that could cause the indemnity obligations to arise, the Partnership is not able to estimate the maximum potential amount of these indemnity obligations, although the Partnership currently does not believe that individually or collectively these indemnity obligations will have a material adverse effect on its financial condition or results of operations. The Partnership has recorded a liability of approximately $78,000 for these indemnity obligations at March 31, 2003. This liability is included in Accrued expenses and other liabilities on the accompanying balance sheet.

     In connection with the sale of the Weston Hills Country Club (the "Country Club") on October 1, 2002, certain consolidated entities of the Partnership (i) made certain representations, warranties and covenants for the benefit of the purchaser concerning the sellers and the Country Club and its business and operations and (ii) agreed to indemnify the purchaser against third party claims or causes of actions in connection with the sellers' ownership or operation of the Country Club and occurring or accruing prior to the closing as well as against certain other usual and customary matters. In general, the representations, warranties and covenants will survive for one year from the date of closing while the indemnity obligations have no express termination. The maximum potential amount of these obligations is generally $1,000,000. In accordance with the sale and purchase agreement, $1,000,000 of the sale price has been placed in escrow to pay possible claims or demands of the purchaser arising from the sale during the one-year period after the sale and is reflected as restricted cash on the accompanying consolidated balance sheets at March 31, 2003 and at December 31, 2002. No liability has been recorded for these obligations.

     Discontinued Operations

     Effective January 1, 2002, the Partnership adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. Accordingly, operations of The Shoppes of Town Center, the Weston Hills Country Club, the AOK Group, which owned an approximate 46 acre parcel (the "Ocala Parcel") near Ocala, Florida, Waterways II, an approximate 4.6 acre parcel in Weston (the "Waterways II Parcel") on which a shopping center containing approximately 31,300 square feet of rentable space was being constructed, one commercial office parcel and certain commercial office units in Weston, which meet the criteria for assets held for sale, have been accounted for as net income from operations of assets held for sale, and the results of operations for those assets have been excluded from continuing operations in the consolidated statements of operations for all periods presented. As of March 31, 2003, only one commercial office parcel and certain commercial office units remain unsold. All are located in the Weston Community.

     Condensed financial information relating to Assets held for sale is as follows:
                                         March 31,      December 31,
                                           2003            2002
                                        -----------     ------------
     Assets held for sale:
       Property and equipment, net. .   $     --         30,892,643
       Real estate inventories
        and other assets. . . . . . .     1,341,509       2,024,248
                                        -----------     -----------
          Total assets. . . . . . . .     1,341,509      32,916,891
                                        -----------     -----------
     Liabilities related to assets
      held for sale:
       Notes and mortgages payable. .         --         13,800,753
       Other liabilities. . . . . . .         --            515,923
                                        -----------     -----------
          Total liabilities . . . . .         --         14,316,676
                                        -----------     -----------
     Net Assets held for sale . . . .   $ 1,341,509      18,600,215
                                        ===========     ===========

     Capitalized Interest and Real Estate Taxes

     Interest, including the amortization of loan fees, of $84,676 and $180,123 was incurred for the three months ended March 31, 2003 and 2002, respectively, all of which was capitalized. Interest payments, including amounts capitalized, of $47,011 and $179,647 were made during the three months ended March 31, 2003 and 2002, respectively. The decrease in interest incurred and paid during the three month period ending March 31, 2003 as compared to the same periods in 2002 is primarily due to the repayment in February 2003 of the remaining amount outstanding on the mortgage loan secured by the Shoppes of Town Center, which is included in Liabilities related to assets held for sale on the accompanying consolidated balance sheet at December 31, 2002.

     Real estate taxes of $21,038 and $510,866 were incurred for the three months ended March 31, 2003 and 2002, respectively, of which $20,793 and $500,001 were capitalized, respectively. Real estate tax payments of $20,555 and $28,291 were made during the three months ended March 31, 2003 and 2002, respectively. In addition, real estate tax reimbursements totaling $272,896 and $98,315 were received from the Partnership's escrow agent during the three months ended March 31, 2003 and 2002, respectively. The decrease in real estate taxes incurred during the three month period ending March 31, 2003 as compared to the same period in 2002 is due to the continued sale of the remaining Partnership assets. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and other operating properties as these taxes are included in Net income from assets held for sale as described in Discontinued Operations.

     Property and Equipment and Other Assets

     Depreciation expense of $217,021 and $196,613 was recorded for the three months ended March 31, 2003 and 2002, respectively. Amortization of loan fees, which is included in interest expense, of $0 and $29,167 was recorded for the three months ended March 31, 2003 and 2002, respectively.

     Partnership Distributions

     During February 2003, the Partnership made a distribution of $20,200,000 to its Holders of Interest ($50.00 per Interest) and $2,244,444 for 2002 to the General Partner and Associate Limited Partners, collectively.

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

     Reclassifications

     Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements and accompanying notes. Actual results could differ from those estimates.

RESTRICTED CASH

     Restricted cash are amounts restricted under various escrow agreements as well as cash which collateralizes letters of credit.

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

     In May 2000, the Partnership closed on a $20 million loan with First Union National Bank for the development and construction of the Shoppes, a mixed use retail/office plaza consisting of approximately 158,000 net leasable square feet. The loan was made to an indirect, majority-owned subsidiary of the Partnership, and the Partnership guaranteed the obligations of the borrower, subject to a reduction in the guarantee upon the satisfaction of certain conditions. At December 31, 2002, the balance outstanding on the loan was approximately $13,800,800. This amount is included in Liabilities related to assets held for sale on the accompanying
consolidated balance sheet at December 31, 2002.   Interest on the loan (as
modified effective May 31, 2001 and further modified effective December 31,
2001) was based on the relevant LIBOR rate plus 1.8% per annum. Monthly payments of interest only were required during the first twenty-five months of the loan. On July 1, 2002, the maturity date for the loan was extended for eleven months and monthly payments of principal and interest were due based upon a 25 year loan amortization schedule and an assumed interest rate based on the ten-year treasury bond rate plus 2.5% per annum. The loan could be prepaid in whole or in part at anytime, provided that the borrower paid any costs or expenses of the lender incurred as a result of a prepayment on a date other than the last day of a LIBOR interest period. Construction of the Shoppes commenced in March 2000 and was completed by December 31, 2002. The outstanding principal balance and accrued and unpaid interest of approximately $13,848,000 were paid in February 2003 out of the proceeds from the sale of the Shoppes.

TRANSACTIONS WITH AFFILIATES

     The Partnership, subject to certain limitations, may engage affiliates of the General Partner for insurance brokerage and certain other administrative services to be performed in connection with the administration of the Partnership and its assets. The total of such costs for the three months ended March 31, 2003 was approximately $79,000 all of which was paid as of May 2, 2003. The total of such costs for the three months ended March 31, 2002 was approximately $25,900. In addition, the General Partner and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Partnership and the operation of the Partnership's properties. Such costs were approximately $119,000 and $125,600 for the three months ended
March 31, 2003 and 2002, respectively, all of which were paid as of May 2, 2003.

     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salaries and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the three month period ended March 31, 2003, the amount of such costs incurred by the Partnership on behalf of these affiliates totaled approximately $24,900. At March 31, 2003, approximately $20,400 was owed to the Partnership, all of which was received as of May 2, 2003. For the three month period ended March 31, 2002, the Partnership was entitled to reimbursements of approximately $18,000.

     For the three month periods ended March 31, 2003 and 2002, the Partnership reimbursed St. Joe/Arvida Company, L.P. ("St. Joe/Arvida") or its affiliates approximately $3,349,000 and $2,377,000, respectively, for the services provided to the Partnership by St. Joe/Arvida pursuant to a sub-management agreement for development and management supervisory and advisory services (and personnel with respect thereto) to the Partnership. At March 31, 2003, the Partnership owed St. Joe/Arvida approximately $21,000 for services provided pursuant to this agreement, all of which was paid as of May 2, 2003. The Partnership also receives reimbursement from St. Joe/Arvida and its affiliates for certain general and administrative costs including, and without limitation, salaries and salary-related costs relating to work performed by employees of the Partnership on behalf of St. Joe/Arvida and its affiliates. For the three month periods ended March 31, 2003 and 2002, the Partnership was entitled to reimbursement of such costs totaling approximately $419,000 and $1,692,300, respectively, from St. Joe/Arvida and its affiliates. Of this amount, approximately $235,100 was owed to the Partnership at March 31, 2003, all of which was received as of May 2, 2003.

     The Partnership pays for certain general and administrative costs on behalf of its clubs, homeowner associations and maintenance associations (including salaries and salary-related costs and legal fees). The Partnership receives reimbursements from these entities for such costs. For the three month periods ended March 31, 2003 and 2002, the Partnership was entitled to receive approximately $0 and $23,600, respectively, from these entities, all of which was received.

     The Partnership, pursuant to certain agreements, provides management and other personnel and services to certain of its homeowners associations.

Pursuant to these agreements, the Partnership is entitled to receive management fees for the services provided to these entities. Due to the timing of the cash flows generated from these entities' operations, such fees are typically paid in arrears. For the three months ended March 31, 2003 and 2002, the Partnership was entitled to receive approximately $31,600 and $127,700, respectively, all of which was received as of May 2, 2003.

     In February 2003, the General Partner and Associate Limited Partners, collectively, received cash distributions in the aggregate amount of $2,244,444. In January 2002, the General Partner and Associate Limited Partners, collectively, received cash distributions from the Partnership in the aggregate amount of $8,977,778. In April 2002, the General Partner and Associate Limited Partners, collectively, received cash distributions in the aggregate amount of $3,366,667. In October 2002, the General Partner and Associate Limited Partners, collectively, received cash distributions in the aggregate amount of $4,488,889.

     All amounts receivable from or payable to the General Partner or its affiliates do not bear interest and are expected to be paid in future periods.

COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under performance bonds for approximately $9,893,000 at March 31, 2003. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable under performance bonds for approximately $370,700 at March 31, 2003.

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

     Rental expense of $315,600 and $438,332 was incurred for the three month periods ended March 31, 2003 and 2002, respectively.

     The Partnership was named a defendant in a number of homeowner lawsuits, certain of which purported to be class actions, that allegedly in part arose out of or related to Hurricane Andrew, which on August 24, 1992 resulted in damage to a former community development known as Country Walk.

     Other than for the two homeowner suits discussed below, these lawsuits have been settled, and United States Fire Insurance Company (whether acting on its own behalf or for its affiliates, "U.S. Fire"), one of the Partnership's insurance carriers that has paid for settlements of these lawsuits, has in some, but not all, instances, provided the Partnership with written reservation of rights letters. The aggregate amount of the settlements funded by this carrier is approximately $10.1 million. U.S. Fire has stated that it has funded these settlements pursuant to various non-waiver agreements. U.S Fire's position was that these non-waiver agreements permitted the carrier to fund the settlements without preventing it from raising insurance coverage issues or waiving such coverage issues.

On May 23, 1995, U.S. Fire rescinded the various non-waiver agreements currently in effect regarding certain of these lawsuits, allegedly without waiving any future coverage defenses, conditions, limitations, or rights. For this and other reasons, the extent to which U.S. Fire may recover any of its settlement payments or associated fees and costs from the Partnership is uncertain. The Partnership believes that a material loss for the Partnership as a result of U.S. Fire's reservations of rights and its funding of the settlement payments is remote, although there is no assurance that the Partnership will not ultimately pay or reimburse the insurance carrier for some portion of the settlement payments or associated fees or costs. The accompanying consolidated financial statements do not reflect any accrual related to this matter.

     The Partnership is a defendant in an insurance subrogation matter. On or about May 10, 1996, a subrogation claim entitled Juarez v. Arvida Corporation et al., Case No. 96-09372 CA13 was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). In this suit, plaintiffs seek to recover damages, pre-and post-judgment interest, costs and any other relief the Court may deem just and proper in connection with $3,200,000 American Reliance allegedly paid on specified claims at Country Walk in the wake of Hurricane Andrew. The Walt Disney Company ("Disney") is also a defendant in this suit. The Partnership is advised that the amount of this claim that allegedly relates to units it sold is approximately $350,000. The Partnership is being defended by U.S. Fire. The Partnership believes that a material loss for the Partnership as a result of this lawsuit is remote. The accompanying consolidated financial statements do not reflect any accruals related to this matter.

     The Partnership has been named a defendant in a purported class action entitled Lakes of the Meadow Village Homes, Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight and Nine Maintenance Associates, Inc.,
v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. The original complaint was filed on or about November 27, 1995 and an amended complaint, which purports to be a class action, was filed on or about February 28, 1997. In the amended complaint, plaintiffs have sought unspecified damages, attorneys' fees and costs, recission of specified releases, and all other relief that plaintiffs may be entitled to at equity or at law on behalf of the 460 building units they allegedly represent for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs have alleged that Walt Disney World Company is responsible for liabilities that may arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership is potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs allege breach of building codes and breach of implied warranties. In addition, plaintiffs seek recission and cancellation of various general releases obtained by the Partnership allegedly in the course of the turnover of the Community to the residents. Plaintiffs have indicated that they may seek to hold the Partnership responsible for the entire amount of alleged damages owing as a result of the alleged deficiencies existing throughout the entire development. The Partnership has tendered this matter to The Walt Disney Company ("Disney") pursuant to the Partnership's indemnification rights and has filed a third-party complaint against it pursuant to the Partnership's rights of contractual indemnity. The Partnership has also answered the amended complaint and has filed a cross-claim against Disney's affiliate, Walt Disney World Company, for common law indemnity and contribution. Discovery in this litigation is proceeding with a discovery cut-off of August 15, 2003, and a trial date to be set thereafter.

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

     The Partnership is currently being defended by counsel paid for by U.S. Fire. During 2001, the Partnership settled the claims brought in connection with Lakes of the Meadows Village Homes Condominium No. 8 Maintenance Association, Inc. ("Association No. 8") for a payment of $155,000 funded by U.S. Fire. Representatives of the Partnership have discussed with representatives of Association No. 8 issues raised by the Building Department's notices of violations for that Association's condominium units. Association No. 8 submitted construction plans to address the issues raised by the Building Department notices of violations and comments received by the plan reviewers for that Associations' units. On February 7, 2003, Association No. 8 received permits approving its plans and is in the process of putting the plans out for actual bids. Based on currently known information, the Partnership estimates that it may cost approximately $1,715,000 to fund the cost of addressing the construction issues in accordance with the approved plans. Association No. 8 has asked the Partnership to pay for the costs to address these construction issues. As a result of these discussions, the Partnership has asked U.S. Fire to pay the expense of addressing these construction issues for Association No.
8. In the event that U.S. Fire does not fund these costs, the Partnership expects to fund these costs under the circumstances and seek reimbursement from U.S. Fire or the Partnership's excess insurance carrier, The Home Insurance Company (the "Home").

     On the basis of the discussions to date, the Partnership believes that the cost of addressing the issues raised by, and to receive a release from, Association Nos. 1-7 and 9 can currently be estimated at $5.6 million. As with the cost to address the issues raised by Association No. 8, the Partnership has asked U.S. Fire to pay the expense of addressing the issues of these plaintiffs and resolving this matter. In the event that neither U.S. Fire nor Home funds these costs, the Partnership expects to fund these costs under the circumstances and seek reimbursement from U.S. Fire and/or Home.

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

     As a result of this reservation of rights letter and the demands being made by the plaintiffs in the mediation sessions, on November 20, 2002, the Partnership filed a four count complaint, Arvida/JMB Managers, Inc. on behalf of Arvida/JMB Partners, L.P. v. United States Fire Insurance Company in the Circuit Court of Cook County, Illinois, Chancery Division, 02CH21001, for declaratory relief and damages ("Illinois action"). In the complaint, the Partnership seeks, among other things, a declaration that U.S. Fire is obligated to indemnify the Partnership for the Lakes of the Meadow litigation including amounts expended and to be expended in connection with the complete resolution of the construction issues for Association No. 8 (hereinafter, the "Lakes of the Meadow Matter"); actual damages, including full indemnification for the Lakes of the Meadow Matter; such other direct and consequential damages as are proven at trial; prejudgment interest as permitted by law; and any other legal and equitable relief that the Court deems just and proper under the circumstances. On November 20, 2002, the same day, U.S. Fire filed a single count complaint, United States Fire Insurance Company v. Arvida/JMB Partners, L.P. in the United States District Court for the Southern District of Florida, Miami Division, Case No.: 02-23366-Civ-Moore (hereafter, "Florida federal case"), seeking a declaratory judgment against the Partnership that U.S. Fire owes the Partnership no duties of indemnification or defense with respect to the

Lakes of the Meadows Matter. The Partnership has filed a motion to dismiss the Florida federal case because the Partnership does not believe that the court has diversity jurisdiction to adjudicate this matter. The parties are engaged in discovery with respect to the jurisdictional issue. The Florida federal case is currently set for trial commencing December 15, 2003. The Partnership believes that this suit is without merit and intends to vigorously defend itself.

     In a December 20, 2002 letter, Home and its agent, Risk Enterprise Management Limited ("REM"), advised the Partnership of Home's position that the Home policy provides coverage for the Lakes of the Meadow Matter only in the event that the U.S. Fire policy provides coverage and that U.S. Fire pays the limits under its policy. Given Home's position, the Partnership amended its Illinois action to add Home and REM as defendants in order to obtain, among other things, a declaration that Home is obligated to defend and indemnify the Partnership for the Lakes of the Meadow Matter; actual damages; such other direct and consequential damages as proven at trial; prejudgment interest; and any other legal and equitable relief that the court deems just and proper under the circumstances.

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

     This report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. Words like "believes," "expects," "anticipates," "likely," and similar expressions used in this report are intended to identify forward-looking statements. These forward-looking statements give the Partnership's current estimates or expectations of future events, circumstances or results, including statements concerning possible future distributions and the amount of time and money that may be involved in completing the liquidation, winding up and termination of the Partnership or, if applicable, a Liquidating Trust (discussed below) as a successor to the Partnership. Any forward-looking statements made in this report are based upon the Partnership's understanding of facts and circumstances as they exist on the date of this report, and therefore such statements speak only as of that date of this report. In addition, the forward-looking statements contained in this report are subject to risks, uncertainties and other factors that may cause the actual events or circumstances, or the results or performances of the Partnership, to be materially different from those estimated or expected, expressly or implicitly, in the forward-looking statements. In particular, but without limitation, statements concerning possible future distributions to the Holders of Interest or the timing or costs associated with completion of a liquidation, winding up and termination may be adversely affected by unanticipated liabilities or increases in required reserves to meet possible claims or contingencies, additional or unanticipated remedial construction or development costs, delays in resolving pending or threatened litigation or potential claims, currently unasserted claims that arise in the future and other factors affecting the timing or amount of expenses incurred in completing a liquidation, winding up and termination.

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

     At May 1, 2003, the Partnership had 9 townhomes, each of which is under a contract for sale, that remain to be built or for which the sale remains to be closed, in the Partnership's Weston Community. The Partnership expects to complete construction and close on the sale of these townhomes, which are the last units to be built by the Partnership in Weston, by the end of the second quarter of 2003. The Partnership's other remaining assets include various small land parcels to be sold in their respective current stages, an additional housing unit, tangible personal property including vehicles and furniture, fixtures and equipment used in the Partnership's operations, receivables and certain contract rights.

     In May 2003, the Partnership entered into a sale and purchase agreement with an unaffiliated third party with respect to a small land parcel in Weston. The transaction is scheduled to close on or about
May 28, 2003, subject to customary and ordinary closing conditions. However, there can be no assurance as to when or if this transaction will close and if it does close, the amount of net proceeds that will be received by the Partnership. The Partnership may also have a future obligation to the purchaser under the terms of the indemnification provisions in the agreement.

     On February 7, 2003, the Partnership through certain consolidated entities (collectively, the "Seller"), closed on the sale of The Shoppes of Town Center (the "Shoppes") in Weston, a mixed use retail/office plaza consisting of approximately 158,000 net leasable square feet, to unaffiliated third parties (collectively, the "Buyer"). The gross sale price for the Shoppes was $34,330,000. Net cash proceeds received from the sale, after prorations, credits, closing costs, amounts escrowed and the settlement of the Seller's outstanding loan balance totaled approximately $18,198,000. Under the Sale and Purchase Agreement (the "Agreement"), the Seller undertook certain indemnity obligations for the benefit of the Buyer or its lender. In general, these obligations relate to indemnification against loss, costs or expenses arising out of a breach of representation or warranty, possible claims of tenants, certain rent obligations, restrictions on the leasing or use of the property, litigation relating to the property, claims occurring or accruing prior to the closing and certain other usual and customary indemnity obligations. Some of these indemnity obligations will terminate as to claims made after the first anniversary date of the sale while other of these indemnity obligations have no specified termination. The Seller deposited $100,000 and the Buyer deposited $50,000 in escrow to secure the obligation to indemnify the Buyer's lender. The Seller also deposited $50,000 in escrow as security for completion of remediation work for compliance with the Americans with Disabilities Act. The Partnership has recorded a liability of approxi-mately $28,000 for these indemnity obligations at March 31, 2003. The net book value and net cash proceeds received from the sale represented approximately 22% and 13%, respectively, of the Partnership's total consolidated assets for financial reporting purposes at December 31, 2002. The sale resulted in a gain of approximately $1,480,000 for financial reporting purposes and a gain of approximately $1,950,000 for Federal income tax purposes.

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

     On December 4, 2002, the Partnership, through certain consolidated entities, closed on the sale of the Waterways II Parcel to an unaffiliated third party. The Partnership was constructing a shopping center on the Waterways II Parcel which was not completed on the date of the sale. Under the terms of the agreement, the seller assigned to the buyer the seller's rights and obligations under the construction contract and the plans and specifications for construction, as well as an agreement for parking. The gross sale price of the Waterways II Parcel was $5,151,000. Net cash proceeds received from the sale after prorations and closing costs totaled approximately $4,588,000. The sale resulted in a gain of approximately $1,170,000 for financial reporting and Federal income tax purposes.

     On October 1, 2002, the Partnership, through certain consolidated entities, closed on the sale of Weston Hills Country Club (the "Country Club") to an unaffiliated third party. Under the sale and purchase agreement, the seller (i) made certain representations, warranties and covenants for the benefit of the purchaser concerning the sellers and the Country Club and its business and operations and (ii) agreed to indemnify the purchaser against third party claims or causes of actions in connection with the sellers' ownership or operation of the Country Club and occurring or accruing prior to the closing as well as against certain other usual and customary matters. In general, the representations, warranties and covenants will survive for one year from the date of closing while the indemnity obligations have no express termination. The maximum potential amount of these obligations is generally $1,000,000. In accordance with the sale and purchase agreement, $1,000,000 of the sale price has been placed in escrow to pay possible claims or demands of the purchaser arising from the sale during the one-year period, and is therefore reflected as restricted cash on the accompanying consolidated balance sheets at March 31, 2003 and at December 31, 2002. No liability has been recorded for these obligations. The gross cash sale price for the Country Club was $23,500,000 plus approximately $224,000 for existing consumable and saleable inventory. Net cash proceeds received from the sale, after prorations, closing costs and payment of funds into escrow, totaled approximately $19,348,000. The sale resulted in a gain of approximately $6,980,000 for financial reporting purposes and a loss of approximately $6,106,000 for Federal income tax purposes.

     Pending the completion of the liquidation, winding up and termination of the Partnership (or if applicable, the Liquidating Trust), it is anticipated that the Partnership (or the Liquidating Trust, as the case may be) will retain a substantial amount of funds in reserve to provide for the payment of, the defense against, or other satisfaction or resolution of obligations, liabilities (including contingent liabilities) and current and possible future claims, including those for indemnities and other matters under various agreements made in connection with the sales of the Country Club, the Shoppes and other assets, possible construction repairs, homeowner warranty claims, completion of work for certain homeowner associations and master associations and pending and possible future litigation and environmental matters. The amount of funds to be retained in reserve for these purposes has not yet been determined. The Partnership currently expects that those available funds in excess of the amount determined to be held in reserve would be distributed during 2003 and 2004 to the partners and Holders of Interests. That portion, if any, of the funds held in reserve that are not ultimately used to pay, defend or otherwise resolve or satisfy obligations, liabilities or claims would subsequently be distributed to the partners and Holders of Interests as a final liquidating distribution at a later date.

     The Partnership is currently seeking to sell its remaining assets by no later than the end of 2004. However, the Partnership is not able to determine the amount of time and money that it will take to effect its (or, if applicable, the Liquidating Trust's) liquidation, winding up and termination. Various factors may affect the timing of completing the liquidation, winding up and termination of the Partnership (and, if applicable, the Liquidating Trust) and the amount of a final liquidating distribution of funds, if any, out of those retained in reserve. These factors include the amount of time it takes to sell or otherwise dispose of the Partnership's remaining assets and the time and expense to resolve all obligations, liabilities and claims, including contingent liabilities and claims that are not yet asserted but may be made in the future. In addition, as noted above, additional or unanticipated remedial construction or development costs, delays in resolving pending or threatened litigation or potential claims, currently unasserted claims that arise in the future and other factors could extend the time required, and significantly increase the cost, to complete the liquidation, winding up and termination.

     At March 31, 2003 and December 31, 2002, the Partnership had unrestricted Cash and cash equivalents of approximately $82,288,000 and $88,969,000, respectively. At April 30, 2003, the Partnership had unrestricted cash and cash equivalents of approximately $86,663,000. Cash and cash equivalents are available for working capital requirements, reserves and distributions to partners and Holders of Interests. The source of both short-term and long-term future liquidity is expected to be derived primarily from cash on hand.

     During February 2003, the Partnership made a distribution for 2002 totaling approximately $22,444,000, of which $20,200,000 was distributed to the Holders of Interests ($50 per Interest), and approximately $2,244,000 was distributed to the General Partner and Associate Limited Partners, collectively. During October 2002, the Partnership made a distribution of $40,400,000 to its Holders of Interest ($100 per Interest) and $4,488,900 to the General Partner and Associate Limited Partners, collectively.
During April 2002, the Partnership made a distribution of $30,300,000 to its Holders of Interests ($75.00 per Interest) and $3,366,667 to the General Partner and Associate Limited Partners, collectively. During January 2002, the Partnership made a distribution for 2001 of $80,800,000 to its Holders of Interests ($200.00 per Interest) and $8,977,778 to the General Partner and Associate Limited Partners, collectively.

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

     In May 2000, the Partnership closed on a $20 million mortgage loan with First Union National Bank for the development and construction of the Shoppes. The loan was made to an indirect, majority-owned subsidiary of the Partnership, and the Partnership guaranteed the obligations of the borrower, subject to a reduction in the guarantee upon the satisfaction of certain conditions. At December 31, 2002, the balance outstanding on the loan was approximately $13,800,800. This amount is included in Liabilities related to assets held for sale on the accompanying consolidated balance sheet at December 31, 2002. Interest on the loan (as modified effective May 31, 2001 and further modified effective December 31, 2001) was based on the relevant LIBOR rate plus 1.8% per annum. Monthly payments of interest only were required during the first twenty-five months of the loan. On July 1, 2002, the maturity date for the loan was extended for eleven months and monthly payments of principal and interest were due based upon a 25 year loan amortization schedule and an assumed interest rate based on the ten-year treasury bond rate plus 2.5% per annum. The loan could be prepaid in whole or in part at anytime, provided that the borrower paid any costs or expenses of the lender incurred as a result of a prepayment on a date other than the last day of a LIBOR interest period. Construction of the Shoppes commenced in March 2000 and was completed by December 31, 2002.
The outstanding principal balance and accrued and unpaid interest of approximately $13,848,000 were paid in February 2003 out of the proceeds from the sale of the Shoppes.

     In January 2003, CMG Partners, LLC ("CMG") made an offer to purchase up to 4.9% of the outstanding Interests for $100 per Interest. In addition, in February 2003, First Commercial Guaranty ("FCG") made an offer to purchase up to approximately 4.1% of the outstanding Interests for $120 per Interest. The General Partner, on behalf of the Partnership, determined that each of these offers was inadequate and not in the best interests of the Holders of Interests. Accordingly, the General Partner recommended that Holders of Interests reject each such offer and not tender other Interests pursuant to either offer. These offers were scheduled to expire in April and March 2003, respectively, subject to earlier termination.

     In April 2003, CMG made another offer to purchase up to 4.9% of the outstanding Interests for $75 per Interest (which took into account the Partnership's distribution of $50 per Interest to Holders of Interests at the end of February 2003). The General Partner, on behalf of the Partnership, determined that this offer was inadequate and not in the best interests of Holders of Interests. Accordingly, the General Partner recommended that Holders of Interests reject this offer and not tender their Interests to CMG. This offer is scheduled to expire at the end of July 2003, subject to earlier termination.

RESULTS OF OPERATIONS

     The results of operations for the three months ended March 31, 2003 and 2002, are primarily attributable to the development and sale or operation of the Partnership's assets.

     The decrease in balance sheets components such as trade and other receivables, inventories, prepaid expenses and other assets, and deposits at March 31, 2003 as compared to December 31, 2002 is attributable to the ongoing orderly liquidation of the Partnership's assets as previously discussed. The decrease in assets held for sale and related liabilities is primarily attributable to the sale of the Shoppes and payment of the mortgage loan secured by the property out of the sale proceeds in February 2003. The decrease in Accrued expenses and other liabilities is primarily due to the payment of accrued payroll and bonus during the period ended March 31, 2003.

     For the three months ended March 31, 2003, the Partnership (including its consolidated and unconsolidated ventures) closed on the sale of 64 housing units in addition to the sale of the Shoppes. This compares to closings in the first quarter of 2002 of 285 housing units and one commercial office building unit. Outstanding contracts ("backlog") at March 31, 2003, were for the 64 remaining townhomes. As of March 31, 2002, there were only 146 housing units not under contract.

     The Partnership's Communities, other than Weston, have completed construction. The Partnership's Weston Community is in its final stage of development, with an estimated remaining build-out of approximately two months.

     Housing revenues and gross operating profit margins from housing operations decreased for the three month period ended March 31, 2003 as compared to the same period in 2002, due to the significant decrease in the number of units closed, a change in the estimate resulting in an increase in the warranty reserve, and a change in the mix of product sold. The average per unit sales price was approximately $182,500 for the three months ended March 31, 2003 as compared to approximately $310,900 for the same period in 2002. Revenues generated from the closing of units in Weston account for 100% of the housing revenues recognized for the three months ended March 31, 2003 and 2002.

     There were no land and property revenues for the three months ended March 31, 2003. Land and property revenues for the three months ended March 31, 2002 were generated primarily from the sale of a commercial office building unit in Weston.

     The decrease in revenues from Brokerage and other operations for the three months ended March 31, 2003 as compared to the same period in 2002 is due primarily to a decrease in fees earned from the Partnership's mortgage brokerage operations due to a decrease in the number of housing units closed.

     Selling, general and administrative expenses decreased for the three months ended March 31, 2003 as compared to the same periods in 2002 due primarily to decreased marketing, support service costs, and project administrative costs resulting from the final stage of development of the Partnership's Weston Community.

     Interest income decreased during the three months ended March 31, 2003 as compared to the same period in 2002 due primarily to the decline in interest rates on invested funds.

     Net income from assets held for sale decreased during the three months ended March 31, 2003 as compared to the same period in 2002 due primarily to the sale of the Shoppes during February 2003 and the sale of the Country Club in October 2002, which accounted for net income of $232,215 and $734,028, respectively, for the first quarter of 2002.

     Gain on sale of assets held for sale during the three months ended March 31, 2003 is due to the sale of the Shoppes in February 2003.



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

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     The Partnership has been named a defendant in a purported class action entitled Lakes of the Meadow Village Homes, Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight and Nine Maintenance Associates, Inc.,
v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. The original complaint was filed on or about November 27, 1995 and an amended complaint, which purports to be a class action, was filed on or about February 28, 1997. In the amended complaint, plaintiffs have sought unspecified damages, attorneys' fees and costs, recission of specified releases, and all other relief that plaintiffs may be entitled to at equity or at law on behalf of the 460 building units they allegedly represent for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs have alleged that Walt Disney World Company is responsible for liabilities that may arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership is potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs allege breach of building codes and breach of implied warranties. In addition, plaintiffs seek recission and cancellation of various general releases obtained by the Partnership allegedly in the course of the turnover of the Community to the residents. Plaintiffs have indicated that they may seek to hold the Partnership responsible for the entire amount of alleged damages owing as a result of the alleged deficiencies existing throughout the entire development. The Partnership has tendered this matter to The Walt Disney Company ("Disney") pursuant to the Partnership's indemnification rights and has filed a third-party complaint against it pursuant to the Partnership's rights of contractual indemnity. The Partnership has also answered the amended complaint and has filed a cross-claim against Disney's affiliate, Walt Disney World Company, for common law indemnity and contribution. Discovery in this litigation is proceeding with a discovery cut-off of August 15, 2003, and a trial date to be set thereafter.

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

     On the basis of the discussions to date, the Partnership believes that the cost of addressing the issues raised by, and to receive a release from, Association Nos. 1-7 and 9 can currently be estimated at $5.6 million. As with the cost to address the issues raised by Association No. 8, the Partnership has asked U.S. Fire to pay the expense of addressing the issues of these plaintiffs and resolving this matter. In the event that neither U.S. Fire nor Home funds these costs, the Partnership expects to fund these costs under the circumstances and seek reimbursement from U.S. Fire and/or Home.

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

     As a result of this reservation of rights letter and the demands being made by the plaintiffs in the mediation sessions, on November 20, 2002, the Partnership filed a four count complaint, Arvida/JMB Managers, Inc. on behalf of Arvida/JMB Partners, L.P. v. United States Fire Insurance Company in the Circuit Court of Cook County, Illinois, Chancery Division, 02CH21001, for declaratory relief and damages ("Illinois action"). In the complaint, the Partnership seeks, among other things, a declaration that U.S. Fire is obligated to indemnify the Partnership for the Lakes of the Meadow litigation including amounts expended and to be expended in connection with the complete resolution of the construction issues for Association No. 8 (hereinafter, the "Lakes of the Meadow Matter"); actual damages, including full indemnification for the Lakes of the Meadow Matter; such other direct and consequential damages as are proven at trial; prejudgment interest as permitted by law; and any other legal and equitable relief that the Court deems just and proper under the circumstances. On November 20, 2002, the same day, U.S. Fire filed a single count complaint, United States Fire Insurance Company v. Arvida/JMB Partners, L.P. in the United States District Court for the Southern District of Florida, Miami Division, Case No.: 02-23366-Civ-Moore (hereafter, "Florida federal case"), seeking a declaratory judgment against the Partnership that U.S. Fire owes the Partnership no duties of indemnification or defense with respect to the Lakes of the Meadows Matter. The Partnership has filed a motion to dismiss the Florida federal case because the Partnership does not believe that the court has diversity jurisdiction to adjudicate this matter. The parties are engaged in discovery with respect to the jurisdictional issue. The Florida federal case is currently set for trial commencing December 15, 2003. The Partnership believes that this suit is without merit and intends to vigorously defend itself.

     In a December 20, 2002 letter, Home and its agent, Risk Enterprise Management Limited ("REM"), advised the Partnership of Home's position that the Home policy provides coverage for the Lakes of the Meadow Matter only in the event that the U.S. Fire policy provides coverage and that U.S. Fire pays the limits under its policy. Given Home's position, the Partnership amended its Illinois action to add Home and REM as defendants in order to obtain, among other things, a declaration that Home is obligated to defend and indemnify the Partnership for the Lakes of the Meadow Matter; actual damages; such other direct and consequential damages as proven at trial; prejudgment interest; and any other legal and equitable relief that the court deems just and proper under the circumstances.

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

     (a)  Exhibits

    3.1.    Amended and Restated Agreement of Limited Partnership.*

    3.2.    Acknowledgment and Amendment of Partnership Agreement.*

    3.3. Assignment Agreement by and among the General Partner, the Initial Limited Partner and the Partnership.*

    10.1. Sale and Purchase Agreement dated as of September 6, 2002, by and between Weston Town Center, LLC and Belmont Investment Corp., as amended by the First, Second and Third Amendments to Sale and Purchase Agreement, dated January 17, 2003, February 7, 2003 and February 7, 2003, respectively, for the sale of the Weston Town Center, also known as The Shoppes of Town Center located in Weston, Florida is hereby incorporated by reference to Exhibit 10.1 to the Partnership's Report on Form 8-K (File No. 0-16976) filed on February 24, 2003.

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


       (b)   Reports on Form 8-K

                  On February 24, 2003, a current report on Form 8-K was
             filed with the Commission reporting under Item 2 (Disposition of Assets) the sale of The Shoppes of Town Center to an unrelated third parties. Included in such Form 8-K report are the following pro forma financial statements:

                  (i) Consolidated Pro Forma Balance Sheet of Arvida/ JMB Partners, L.P. at September 30, 2002.

                  (ii) Consolidated Pro Forma Statement of Operations of Arvida/JMB Partners, L.P. for the Nine Months Ended
             September 30, 2002.

                  (iii) Consolidated Pro Forma Statement of Operations of
             Arvida/JMB Partners, L.P. for the Year Ended December 31,
             2001.

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                ARVIDA/JMB PARTNERS, L.P.

                BY:   Arvida/JMB Managers, Inc.
                      (The General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: May 15, 2003


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of Arvida/JMB Partners, L.P. by the following person in the capacities and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: May 15, 2003




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

Date:May 15, 2003

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

Date:May 15, 2003

                            /s/ Gailen J. Hull
                            ----------------------------
                            Principal Financial Officer