Form 10-Q
period 2003-06-30
ARVIDA JMB PARTNERS L P
filed 2003-08-25
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C.   20549



                                 FORM 10-Q



                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended June 30, 2003              Commission file #0-16976




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

                             TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements. . . . . . . . . . . . . . . . .     3


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations. . . . . . . . . . . . . . . . . . . . . .    21

Item 4.    Controls and Procedures . . . . . . . . . . . . . . .    26



PART II    OTHER INFORMATION


Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . .    27

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . .    31

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                         ARVIDA/JMB PARTNERS, L.P.
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                        CONSOLIDATED BALANCE SHEETS




                                  ASSETS
                                  ------

                                               JUNE 30,       DECEMBER 31,
                                                 2003            2002
                                              (Unaudited)     (See Note)
                                             ------------     -----------

Cash and cash equivalents. . . . . . . . .   $ 89,289,380      88,968,513
Restricted cash. . . . . . . . . . . . . .      2,183,076       4,051,697
Trade and other accounts receivable
  (net of allowance for doubtful
  accounts of $223,000 at June 30,
  2003 and December 31, 2002). . . . . . .        206,478         623,175
Real estate inventories. . . . . . . . . .          --          8,102,696
Property and equipment, net. . . . . . . .        791,356       1,207,014
Investments in and advances to
  joint ventures, net. . . . . . . . . . .        266,184         264,464
Amounts due from affiliates, net . . . . .        267,612         308,132
Prepaid expenses and other assets. . . . .        244,862       1,632,203
Assets held for sale . . . . . . . . . . .          --         32,916,891
                                             ------------    ------------

          Total assets . . . . . . . . . .   $ 93,248,948     138,074,785
                                             ============    ============

                         ARVIDA/JMB PARTNERS, L.P.
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                  CONSOLIDATED BALANCE SHEETS (CONTINUED)



                LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                ------------------------------------------

                                               JUNE 30,       DECEMBER 31,
                                                 2003            2002
                                              (Unaudited)     (See Note)
                                             ------------     -----------
Liabilities:
  Accounts payable . . . . . . . . . . . .   $  1,675,032       3,802,881
  Deposits . . . . . . . . . . . . . . . .         40,525       2,512,554
  Accrued expenses and other
    liabilities. . . . . . . . . . . . . .     17,671,405      21,382,068
  Liabilities related to assets held
    for sale . . . . . . . . . . . . . . .          --         14,316,676
                                             ------------    ------------

  Commitments and contingencies

          Total liabilities. . . . . . . .     19,386,962      42,014,179
                                             ------------    ------------

Partners' capital accounts:
  General Partner and
   Associate Limited Partners:
    Capital contributions. . . . . . . . .         20,000          20,000
    Cumulative net income. . . . . . . . .    103,584,816     103,582,358
    Cumulative cash distributions. . . . .    (94,999,882)    (92,755,438)
                                             ------------    ------------
                                                8,604,934      10,846,920
                                             ------------    ------------
  Limited Partners:
    Capital contributions,
      net of offering costs. . . . . . . .    364,841,815     364,841,815
    Cumulative net income. . . . . . . . .    380,166,274     379,922,908
    Cumulative cash distributions. . . . .   (679,751,037)   (659,551,037)
                                             ------------    ------------
                                               65,257,052      85,213,686
                                             ------------    ------------
          Total partners' capital
            accounts . . . . . . . . . . .     73,861,986      96,060,606
                                             ------------    ------------

          Total liabilities and
            partners' capital. . . . . . .   $ 93,248,948     138,074,785
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

                                             ARVIDA/JMB PARTNERS, L.P.
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                 THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                                    (UNAUDITED)


                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               JUNE 30                        JUNE 30
                                                      --------------------------    --------------------------
                                                          2003           2002           2003           2002
                                                      -----------    -----------    -----------    -----------
Revenues:
  Housing. . . . . . . . . . . . . . . . . . . . .    $11,737,627     81,055,647     23,417,982    169,662,166
  Land and property. . . . . . . . . . . . . . . .          --             --             --             --
  Brokerage and other operations . . . . . . . . .        222,716        553,198        438,157      1,137,022
                                                      -----------    -----------    -----------    -----------
      Total revenues . . . . . . . . . . . . . . .     11,960,343     81,608,845     23,856,139    170,799,188
                                                      -----------    -----------    -----------    -----------

Cost of revenues:
  Housing. . . . . . . . . . . . . . . . . . . . .     10,943,620     62,045,521     21,614,839    126,852,938
  Land and property. . . . . . . . . . . . . . . .          --             --             --             --
  Operating properties . . . . . . . . . . . . . .          --            52,472         16,929         64,366
  Brokerage and other operations . . . . . . . . .        123,591        669,993        315,626      1,234,690
                                                      -----------    -----------    -----------    -----------

      Total cost of revenues . . . . . . . . . . .     11,067,211     62,767,986     21,947,394    128,151,994
                                                      -----------    -----------    -----------    -----------

Gross operating profit . . . . . . . . . . . . . .        893,132     18,840,859      1,908,745     42,647,194
Selling, general and administrative expenses . . .     (1,997,338)    (2,789,725)    (4,191,948)    (6,101,945)
                                                      -----------    -----------    -----------    -----------
      Net operating (loss) income. . . . . . . . .     (1,104,206)    16,051,134     (2,283,203)    36,545,249

Interest income. . . . . . . . . . . . . . . . . .        193,766        264,119        420,883        635,726
Equity in earnings (losses) of unconsolidated
  ventures . . . . . . . . . . . . . . . . . . . .         16,929         89,138         (2,706)       247,638
Interest and real estate taxes, net of
  amounts capitalized. . . . . . . . . . . . . . .        215,507        (31,745)       215,262        (42,610)
                                                      -----------    -----------    -----------    -----------
      (Loss) income from continuing operations . .       (678,004)    16,372,646     (1,649,764)    37,386,003





                                             ARVIDA/JMB PARTNERS, L.P.
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               JUNE 30                        JUNE 30
                                                      --------------------------    --------------------------
                                                          2003           2002           2003           2002
                                                      -----------    -----------    -----------    -----------

Discontinued Operations:
  Net income from assets held for sale . . . . . .         36,410      1,256,211        353,491      2,222,454
  Gain (loss) on sale of assets held for sale. . .         64,091        (47,099)     1,542,099       (104,349)
                                                      -----------    -----------    -----------    -----------
      Net (loss) income. . . . . . . . . . . . . .    $  (577,503)    17,581,758        245,826     39,504,108
                                                      ===========    ===========    ===========    ===========

      Net (loss) income before discontinued
        operations per Limited Partnership
        Interest . . . . . . . . . . . . . . . . .    $     (1.66)         32.59          (4.04)         84.06
      Discontinued operations per Limited
        Partnership Interest . . . . . . . . . . .            .24           2.99           4.64           5.24
                                                      -----------    -----------    -----------    -----------
      Net (loss) income per Limited Partner-
        ship Interest. . . . . . . . . . . . . . .    $     (1.42)         35.58            .60          89.30
                                                      ===========    ===========    ===========    ===========
      Cash distributions per Limited
        Partnership Interest . . . . . . . . . .      $     --             75.00          50.00         275.00
                                                      ===========    ===========    ===========    ===========















              The accompanying notes are an integral part of these consolidated financial statements.

                         ARVIDA/JMB PARTNERS, L.P.
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                  SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                (UNAUDITED)

                                                 2003            2002
                                             ------------    ------------
Net (loss) income from continuing
  operations . . . . . . . . . . . . . . .   $ (1,649,764)     37,386,003
Charges (credits) to net income
 from continuing operations not
 requiring (providing) cash:
  Depreciation and amortization. . . . . .        415,658         355,484
  Equity in losses (earnings) of
    unconsolidated ventures. . . . . . . .          2,706        (247,638)
Changes in:
  Restricted cash. . . . . . . . . . . . .      1,868,621       7,522,066
  Trade and other accounts receivable. . .        416,697         512,315
  Real estate inventories:
    Additions to real estate
      inventories. . . . . . . . . . . . .    (12,869,211)    (71,396,313)
    Cost of sales. . . . . . . . . . . . .     21,056,583     116,410,940
    Capitalized interest . . . . . . . . .        (84,676)       (308,300)
    Capitalized real estate taxes. . . . .          --           (992,238)
  Amounts due from affiliates, net . . . .         40,520         (65,313)
  Prepaid expenses and other assets. . . .      1,387,341       4,056,089
  Accounts payable, accrued expenses
    and other liabilities. . . . . . . . .     (5,880,326)     (6,175,334)
  Deposits and unearned income . . . . . .     (2,472,029)     (8,897,205)
                                             ------------    ------------
          Net cash provided by
            operating activities of
            continuing operations. . . . .      2,232,120      78,160,556
                                             ------------    ------------
Investing activities:
  Additions to property and equipment. . .          --            (62,887)
  Joint venture distributions. . . . . . .         37,386         337,640
                                             ------------    ------------
          Net cash provided by
            investing activities of
            continuing operations. . . . .         37,386         274,753
                                             ------------    ------------
Financing activities:
  Distributions to General Partner and
    Associate Limited Partners . . . . . .     (2,244,444)    (12,344,445)
  Distributions to Limited Partners. . . .    (20,200,000)   (111,100,000)
                                             ------------    ------------
          Net cash used in
            financing activities of
            continuing operations. . . . .    (22,444,444)   (123,444,445)
                                             ------------    ------------
Net cash provided by (used in)
  discontinued operations. . . . . . . . .     20,495,805        (928,222)
                                             ------------    ------------
Increase (decrease) in Cash and
  cash equivalents . . . . . . . . . . . .        320,867     (45,937,358)
Cash and cash equivalents,
  beginning of period. . . . . . . . . . .     88,968,513     123,181,440
                                             ------------    ------------
Cash and cash equivalents,
  end of period. . . . . . . . . . . . . .   $ 89,289,380      77,244,082
                                             ============    ============

                The accompanying notes are an integral part of these consolidated financial statements.

                         ARVIDA/JMB PARTNERS, L.P.
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               JUNE 30, 2003
                                (UNAUDITED)



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


GENERAL

     In the opinion of the General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of June 30, 2003 and December 31, 2002 and for the three and six months ended June 30, 2003 and 2002. The results of operations for the three and six month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2003.

     In April 2003, the FASB issued Statement No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The Partnership does not expect the adoption of SFAS 149, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on its financial condition or results of operations.

     In January 2003, FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). The provisions of FIN 46 are effective immediately for variable interest entities formed or acquired after January 31, 2003 and in the interim period beginning after June 15, 2003 for variable interest entities in which the Partnership holds such an interest before February 1, 2003. The Partnership does not have any interests that would change its current reporting entity or require additional disclosure outlined in FIN No. 46.

     In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which expands on the guidance for the accounting and disclosure of guarantees. Each guarantee meeting the characteristics described in FIN 45 is to be recognized and initially measured at fair value. In addition, guarantors are required to make significant new disclosures, even if the likelihood of the guarantor making payments under the guarantee is remote, which represents another change from general previous practice. The disclosure requirements are effective for financial statements ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The impact of FIN 45 is described below.

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

     For the six months ended June 30, 2003 and 2002, changes in the warranty accrual consisted of the following:

                                              2003              2002
                                          -----------        ----------
Accrued warranty costs,
  January 1. . . . . . . . . . . . .      $ 2,162,000         3,042,000
Estimated liability recorded . . . .        1,928,000         1,768,000
Payments made. . . . . . . . . . . .       (1,724,000)       (2,129,000)
                                          -----------        ----------
Accrued warranty costs,
  June 30. . . . . . . . . . . . . .      $ 2,366,000         2,681,000
                                          ===========        ==========

     Accrued warranty costs are included in Accrued expenses and other liabilities on the accompanying balance sheets.

     Obligations Under Sale Agreements

     In connection with the sale of The Shoppes of Town Center (the "Shoppes") in Weston on February 7, 2003, certain consolidated entities of the Partnership undertook certain indemnity obligations to the purchaser or its lender. In general, these obligations relate to indemnification against loss, costs or expenses arising out of a breach of representation or warranty, possible claims of tenants, certain rent obligations, restrictions on the leasing or use of the property, litigation relating to the property, claims occurring or accruing prior to the closing and certain other usual and customary matters. Some of these indemnity obligations will terminate as to claims made after the first anniversary date of the sale while other of these indemnity obligations have no specified termination. Due to the different circumstances that could cause the indemnity obligations to arise, the Partnership is not able to estimate the maximum potential amount of these indemnity obligations, although the Partnership currently does not believe that individually or collectively these indemnity obligations will have a material adverse effect on its financial condition or results of operations. The Partnership has recorded a liability of approximately $161,000 for these indemnity obligations at June 30, 2003. This liability is included in Accrued expenses and other liabilities on the accompanying balance sheet at June 30, 2003.

     In connection with the sale of the Weston Hills Country Club (the "Country Club") on October 1, 2002, certain consolidated entities of the Partnership (i) made certain representations, warranties and covenants for the benefit of the purchaser concerning the sellers and the Country Club and its business and operations and (ii) agreed to indemnify the purchaser against third party claims or causes of actions in connection with the sellers' ownership or operation of the Country Club and occurring or accruing prior to the closing as well as against certain other usual and customary matters. In general, the representations, warranties and covenants will survive for one year from the date of closing while the indemnity obligations have no express termination. The maximum potential amount of these obligations is generally $1,000,000. In accordance with the sale and purchase agreement, $1,000,000 of the sale price has been placed in escrow to pay possible claims or demands of the purchaser arising from the sale during the one-year period after the sale and is reflected as restricted cash on the accompanying consolidated balance sheets at June 30, 2003 and at December 31, 2002. No liability has been recorded for these obligations.

     Indemnification of Certain Persons

Indemnification Obligations

     Under certain circumstances, the Partnership indemnifies the General Partner and certain other persons performing services on behalf of the Partnership for liability they may incur arising out of the indemnified persons' activities conducted on behalf of the Partnership. There is no limitation on the maximum potential payments under these indemnification obligations, and, due to the number and variety of events and circumstances under which these indemnification obligations could arise, the Partnership is not able to estimate such maximum potential payments. However, historically the Partnership has not made payments in material amounts under such indemnification obligations, and no amount has been accrued in the accompanying financial statements for these indemnification obligations of the Partnership.

     Discontinued Operations

     Effective January 1, 2002, the Partnership adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. Accordingly, operations of the Shoppes, the Country Club, the AOK Group, which owned an approximate 46 acre parcel (the "Ocala Parcel") near Ocala, Florida, Waterways II, an approximate 4.6 acre parcel in Weston (the "Waterways II Parcel") on which a shopping center containing approximately 31,300 square feet of rentable space was being constructed, one commercial office parcel and certain commercial office units in Weston, which met the criteria for assets held for sale, have been accounted for as net income from operations of assets held for sale, and the results of operations for those assets have been excluded from continuing operations in the consolidated statements of operations for all periods presented. As of June 30, 2003, all assets classified as assets held for sale have been sold.

     Condensed financial information relating to Assets held for sale is as follows:

                                             June 30,       December 31,
                                              2003             2002
                                           -----------      ------------
     Assets held for sale:
       Property and equipment, net . .     $     --          30,892,643
       Real estate inventories
        and other assets . . . . . . .           --           2,024,248
                                           -----------      -----------
          Total assets . . . . . . . .           --          32,916,891
                                           -----------      -----------
    Liabilities related to assets
      held for sale:
       Notes and mortgages payable . .           --          13,800,753
       Other liabilities . . . . . . .           --             515,923
                                           -----------      -----------
          Total liabilities. . . . . .           --          14,316,676
                                           -----------      -----------
     Net Assets held for sale. . . . .     $     --          18,600,215
                                           ===========      ===========

     Capitalized Interest and Real Estate Taxes

     Interest, including the amortization of loan fees, of $84,676 and $308,300 was incurred for the six months ended June 30, 2003 and 2002, respectively, all of which was capitalized. Interest payments, including amounts capitalized, of $47,011 and $310,280 were made during the six months ended June 30, 2003 and 2002, respectively. Interest, including the amortization of loan fees, of $0 and $128,177 was incurred for the three months ended June 30, 2003 and 2002, respectively, all of which was capitalized. Interest payments, including amounts capitalized of $0 and $130,633 were made during the three months ended June 30, 2003 and 2002. The decrease in interest incurred and paid during the three and six month periods ending June 30, 2003 as compared to the same periods in 2002 is primarily due to the repayment in February 2003 of the remaining amount outstanding on the mortgage loan secured by the Shoppes, which is included in Liabilities related to assets held for sale on the accompanying consolidated balance sheet at December 31, 2002.

     A net real estate tax credit of $215,262 and an expense of $1,034,848 were incurred for the six months ended June 30, 2003 and 2002, respectively, of which $0 and $992,238 were capitalized, respectively.
Real estate tax payments of $56,074 and $116,540 were made during the six months ended June 30, 2003 and 2002, respectively. In addition, real estate tax reimbursements totaling $279,397 and $134,028 were received from the Partnership's escrow agent during the six months ended June 30, 2003 and 2002, respectively. A net real estate tax credit of $236,300 and an expense of $523,982 were incurred for the three months ended June 30, 2003 and 2002. During the three months ended March 31, 2003, $20,792 was capitalized and subsequently adjusted due to a tax credit received in the second quarter of 2003. During the three months ended June 30, 2002, $492,237 was capitalized. Real estate tax payments of $35,519 and $88,249 were made during the three months ended June 30, 2003 and 2002, respectively. In addition, real estate tax reimbursements totaling $6,501 and $35,719 were received from the Partnership's escrow agent during the three months ended June 30, 2003 and 2002, respectively. The decrease in real estate taxes incurred during the three and six month periods ending June 30, 2003 as compared to the same periods in 2002 is due to the continued sale of the remaining Partnership assets. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and other operating properties as these taxes are included in Net income from assets held for sale as described in Discontinued Operations.

     Property and Equipment and Other Assets

     Depreciation expense of $415,658 and $355,484 was recorded for the six months ended June 30, 2003 and 2002, respectively. Amortization of loan fees, which is included in interest expense, of $0 and $41,667 was recorded for the six months ended June 30, 2003 and 2002, respectively.
Depreciation expense of $130,057 and $158,871 was recorded for the three months ended June 30, 2003 and 2002, respectively. Amortization of loan fees, which is included in interest expense, of $0 and $12,500 was recorded for the three months ended June 30, 2003 and 2002, respectively.

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

RESTRICTED CASH

     Restricted cash are amounts restricted under various escrow agreements as well as cash which collateralizes letters of credit. The reduction in restricted cash is due to a release of collateral securing certain of these letters of credit.

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


     In May 2000, the Partnership closed on a $20 million loan with First Union National Bank for the development and construction of the Shoppes, a mixed use retail/office plaza consisting of approximately 158,000 net leasable square feet. The loan was made to an indirect, majority-owned subsidiary of the Partnership, and the Partnership guaranteed the obligations of the borrower, subject to a reduction in the guarantee upon the satisfaction of certain conditions. At December 31, 2002, the balance outstanding on the loan was approximately $13,800,800. This amount is included in Liabilities related to assets held for sale on the accompanying
consolidated balance sheet at December 31, 2002.   Interest on the loan
(asmodified effective May 31, 2001 and further modified effective December 31, 2001) was based on the relevant LIBOR rate plus 1.8% per annum.
Monthly payments of interest only were required during the first twenty-five months of the loan. On July 1, 2002, the maturity date for the loan was extended for eleven months and monthly payments of principal and interest were due based upon a 25 year loan amortization schedule and an assumed interest rate based on the ten-year treasury bond rate plus 2.5% per annum. The loan could be prepaid in whole or in part at anytime, provided that the borrower paid any costs or expenses of the lender incurred as a result of a prepayment on a date other than the last day of a LIBOR interest period. Construction of the Shoppes commenced in March 2000 and was completed by December 31, 2002. The outstanding principal balance and accrued and unpaid interest of approximately $13,848,000 were paid in February 2003 out of the proceeds from the sale of the Shoppes.

TRANSACTIONS WITH AFFILIATES

     The Partnership, subject to certain limitations, may engage affiliates of the General Partner for insurance brokerage and certain other administrative services to be performed in connection with the administration of the Partnership and its assets. The total of such costs for the six months ended June 30, 2003 was approximately $86,600 all of which was paid as of August 1, 2003. The total of such costs for the six months ended June 30, 2002 was approximately $20,300. In addition, the General Partner and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Partnership and the operation of the Partnership's properties. Such costs were approximately $244,100 and $216,600 for the six months ended June 30, 2003 and 2002, respectively, all of which were paid as of August 1, 2003.

     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salaries and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the six month period ended June 30, 2003, the amount of such costs incurred by the Partnership on behalf of these affiliates totaled approximately $43,300. At June 30, 2003, approximately $900 was owed to the Partnership, all of which was received as of August 1, 2003. For the six month period ended June 30, 2002, the Partnership was entitled to reimbursements of approximately $13,600.

     For the six month periods ended June 30, 2003 and 2002, the Partnership reimbursed St. Joe/Arvida Company, L.P. ("St. Joe/Arvida") or its affiliates approximately $5,186,000 and $2,784,000, respectively, for the services provided to the Partnership by St. Joe/Arvida pursuant to a sub-management agreement for development and management supervisory and advisory services (and personnel with respect thereto). On January 1, 2003 certain employees of the Partnership became employees of St. Joe/Arvida. Therefore, a significant portion of the expense related to this reimbursement to St. Joe/Arvida was a direct operating expense of the Partnership for the six months ended June 30, 2002. At June 30, 2003, the Partnership owed St. Joe/Arvida approximately $19,500 for services provided pursuant to this agreement, all of which was paid as of August 1, 2003.
The Partnership also receives reimbursement from St. Joe/Arvida and its affiliates for certain general and administrative costs including, and without limitation, salaries and salary-related costs relating to work performed by employees of the Partnership on behalf of St. Joe/Arvida and its affiliates. For the six month periods ended June 30, 2003 and 2002, the Partnership was entitled to reimbursement of such costs totaling approximately $2,583,000 and $3,066,400, respectively, from St. Joe/Arvida and its affiliates. Of this amount, approximately $278,400 was owed to the Partnership at June 30, 2003, all of which was received as of August 1, 2003.

     The Partnership received reimbursement from St. Joe/Arvida and its affiliates for the use of certain equipment and property owned by the Partnership. The net reimbursement received by the Partnership for the six month periods ended June 30, 2003 and 2002 was approximately $27,000 and $0, respectively.

     In July 2003, affiliates of JMB Realty Corporation sold their interest in St. Joe/Arvida to an affiliate of The St. Joe Company. Such sale did not involve the sale of any assets of the Partnership, the sale of the General Partner's interest in the Partnership, nor the sub-management agreement for the services provided to the Partnership by St. Joe/Arvida.

     The Partnership pays for certain general and administrative costs on behalf of its clubs, homeowner associations and maintenance associations (including salaries and salary-related costs and legal fees). The Partnership receives reimbursements from these entities for such costs.
For the six month periods ended June 30, 2003 and 2002, the Partnership was entitled to receive approximately $0 and $47,500, respectively, from these entities, all of which was received.

     The Partnership, pursuant to certain agreements, provides management and other personnel and services to certain of its homeowners associations.

Pursuant to these agreements, the Partnership is entitled to receive management fees for the services provided to these entities. Due to the timing of the cash flows generated from these entities' operations, such fees are typically paid in arrears. For the six months ended June 30, 2003 and 2002, the Partnership was entitled to receive approximately $65,700 and $263,000, respectively, all of which was received as of August 1, 2003.

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

COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under performance bonds for approximately $8,373,000 at June 30, 2003. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable under performance bonds for approximately $306,100 at June 30, 2003.

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

     Rental expense of $546,500 and $902,100 was incurred for the six month periods ended June 30, 2003 and 2002, respectively.

     The Partnership was named a defendant in a number of homeowner lawsuits, certain of which purported to be class actions, that allegedly in part arose out of or related to Hurricane Andrew, which on August 24, 1992 resulted in damage to a former community development known as Country Walk.

     Other than for the Juarez and Lakes of the Meadow lawsuits discussed below, these lawsuits have been settled, and United States Fire Insurance Company (whether acting on its own behalf or for its affiliates, "U.S. Fire"), one of the Partnership's insurance carriers that has paid for settlements of these lawsuits, has in some, but not all, instances, provided the Partnership with written reservation of rights letters. The aggregate amount of the settlements funded by this carrier is approximately $10.1 million. U.S. Fire has stated that it has funded these settlements pursuant to various non-waiver agreements. U.S Fire's position was that these non-waiver agreements permitted the carrier to fund the settlements without preventing it from raising insurance coverage issues or waiving such coverage issues. On May 23, 1995, U.S. Fire rescinded the various non-waiver agreements currently in effect regarding certain of these lawsuits, allegedly without waiving any future coverage defenses, conditions, limitations, or rights. For this and other reasons, the extent to which U.S. Fire may recover any of its settlement payments or associated fees and costs from the Partnership is uncertain. The Partnership believes that a material loss for the Partnership as a result of U.S. Fire's reservations of rights and its funding of the settlement payments is remote, although there is no assurance that the Partnership will not ultimately pay or reimburse the insurance carrier for some portion of the settlement payments or associated fees or costs. The accompanying consolidated financial statements do not reflect any accrual related to this matter.

     The Partnership is a defendant in an insurance subrogation matter. On or about May 10, 1996, a subrogation claim entitled Juarez v. Arvida Corporation et al., Case No. 96-09372 CA13 was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). In this suit, plaintiffs seek to recover damages, pre-and post-judgment interest, costs and any other relief the court may deem just and proper in connection with $3,200,000 American Reliance allegedly paid on specified claims at Country Walk in the wake of Hurricane Andrew. The Walt Disney Company ("Disney") is also a defendant in this suit. The Partnership is advised that the amount of this claim that allegedly relates to units it sold is approximately $350,000. The Partnership is being defended by U.S. Fire. The Partnership believes that a material loss for the Partnership as a result of this lawsuit is remote. The accompanying consolidated financial statements do not reflect any accruals related to this matter.

     The Partnership has been named a defendant in a purported class action entitled Lakes of the Meadow Village Homes Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight and Nine Maintenance Associations, Inc., v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The original complaint was filed on or about November 27, 1995 and an amended complaint, which purports to be a class action, was filed on or about February 28, 1997. In the amended complaint, plaintiffs have sought unspecified damages, attorneys' fees and costs, recission of specified releases, and all other relief that plaintiffs may be entitled to at equity or at law on behalf of the 460 building units they allegedly represent for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs have alleged that Walt Disney World Company is responsible for liabilities that may arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership is potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs allege breach of building codes and breach of implied warranties. In addition, plaintiffs seek recission and cancellation of various general releases obtained by the Partnership allegedly in the course of the turnover of the Community to the residents. Plaintiffs have indicated that they may seek to hold the Partnership responsible for the entire amount of alleged damages owing as a result of the alleged deficiencies existing throughout the entire development. The Partnership has tendered this matter to The Walt Disney Company ("Disney") pursuant to the Partnership's indemnification rights and has filed a third-party complaint against it pursuant to the Partnership's rights of contractual indemnity. The Partnership has also answered the amended complaint and has filed a cross-claim against Disney's affiliate, Walt Disney World Company, for common law indemnity and contribution. Discovery in this litigation is proceeding with a discovery cut-off of November 21, 2003, and a trial date to be set thereafter.

     In a matter related to the Lakes of the Meadow development, the Miami-Dade County Building Department ("Building Department") retained the services of an engineering firm, All State Engineering, to inspect the condominiums that are the subject of the lawsuit. On February 27, 2002, the Building Department apparently advised condominium owners throughout the development that it found serious life-safety building code violations in the original construction of the structures and on May 29, 2002, issued notices of violation under the South Florida Building Code. The condominium owners were further advised that the notices of violation would require affirmative action on their part to respond to the notices through administrative proceedings and/or by addressing the alleged deficiencies.

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

     The Partnership is currently being defended by counsel paid for by U.S. Fire. During 2001, the Partnership settled the claims brought in connection with Lakes of the Meadow Village Homes Condominium No. Eight Maintenance Association, Inc. ("Association No. 8") for a payment of $155,000 funded by U.S. Fire. Representatives of the Partnership have discussed with representatives of Association No. 8 issues raised by the Building Department's notices of violations for that Association's condominium units. Association No. 8 submitted construction plans to address the issues raised by the Building Department notices of violations and comments received by the plan reviewers for that Associations' units. On February 7, 2003, Association No. 8 received permits approving its plans for most of its condominium units and is in the process of engaging a general contractor for the work. Based on currently known information, the Partnership estimates that it may cost approximately $1,715,000 to fund the cost of addressing the construction issues in accordance with the approved plans. Association No. 8 has asked the Partnership to pay for the costs to address these construction issues. As a result of these discussions, the Partnership has asked U.S. Fire to pay the expense of addressing these construction issues for Association No. 8. In the event that U.S. Fire does not fund these costs, the Partnership expects to fund these costs under the circumstances and seek reimbursement from U.S. Fire.

     On the basis of the discussions to date, the Partnership believes that the cost of addressing the issues raised by, and to receive a release from, Association Nos. 1-7 and 9 can currently be estimated at $5.6 million. As with the cost to address the issues raised by Association No. 8, the Partnership has asked U.S. Fire to pay the expense of addressing the issues of these plaintiffs and resolving this matter. In the event that U.S. Fire does not pay these costs, the Partnership expects to fund these costs under the circumstances and seek reimbursement from U.S. Fire.

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

     As a result of this reservation of rights letter and the demands being made by the plaintiffs in the mediation sessions, on November 20, 2002, the Partnership filed a four count complaint, Arvida/JMB Managers, Inc. on behalf of Arvida/JMB Partners, L.P. v. United States Fire Insurance Company in the Circuit Court of Cook County, Illinois, Chancery Division, 02CH21001, for declaratory relief and damages ("Illinois action"). In the complaint, the Partnership seeks, among other things, a declaration that

U.S. Fire is obligated to indemnify the Partnership for the Lakes of the Meadow litigation including amounts expended and to be expended in connection with the complete resolution of the construction issues for Association No. 8 (hereinafter, the "Lakes of the Meadow Matter"); actual damages, including full indemnification for the Lakes of the Meadow Matter; such other direct and consequential damages as are proven at trial; prejudgment interest as permitted by law; and any other legal and equitable relief that the court deems just and proper under the circumstances. On November 20, 2002, the same day, U.S. Fire filed a single count complaint, United States Fire Insurance Company v. Arvida/JMB Partners, L.P. in the United States District Court for the Southern District of Florida, Miami Division, Case No.: 02-23366-Civ-Moore (hereafter, "Florida federal case"), seeking a declaratory judgment against the Partnership that U.S. Fire owes the Partnership no duties of indemnification or defense with respect to the Lakes of the Meadow Matter. The Partnership filed a motion to discuss the Florida federal case because it did not believe the court had diversity jurisdiction to adjudicate this matter. On June 17, 2003, U.S. Fire filed a notice of voluntary dismissal and the Florida federal case was dismissed without prejudice on the same day.

     In a December 20, 2002 letter, the Partnership's excess insurance carrier, The Home Insurance Company (the "Home"), and its agent, Risk Enterprise Management Limited ("REM"), advised the Partnership of Home's position that the Home policy provides coverage for the Lakes of the Meadow Matter only in the event that the U.S. Fire policy provides coverage and that U.S. Fire pays the limits under its policy. Given Home's position, the Partnership amended its Illinois action to add Home and REM as defendants in order to obtain, among other things, a declaration that Home is obligated to defend and indemnify the Partnership for the Lakes of the Meadow Matter; actual damages; such other direct and consequential damages as proven at trial; prejudgment interest; and any other legal and equitable relief that the court deems just and proper under the circumstances.

     On February 10, 2003, U.S. Fire filed in the United States District Court for the Northern District of Illinois, Eastern Division, a notice of removal of civil action to remove the Illinois action to federal court. The pending federal matter was filed as Arvida/JMB Managers, Inc. v. U.S. Fire Insurance Company, Home Insurance Company, and Risk Enterprise Management Inc., Case No. 03 C 0988 (hereafter, "Illinois federal case"). The Partnership filed a motion to remand the Illinois federal case to the Illinois state court because the Partnership did not believe that the federal court had diversity jurisdiction to adjudicate the matter. On
May 8, 2003, the federal court remanded the case back to Illinois state court.

     In a separate proceeding on March 5, 2003, a superior court judge for the State of New Hampshire entered an order placing Home under an order of rehabilitation in order to preserve and protect the interests and assets of Home and to stay all actions and proceedings against it for a period of ninety days, except as may be modified by further order of the court. On June 13, 2003, after a determination was reached that further attempts to rehabilitate Home would be futile and that Home was insolvent, the court overseeing the rehabilitation issued an order to liquidate Home. The order provides, among other things, for the appointment of a liquidator, the cancellation of all in-force contracts of insurance, the securing of all of Home's assets, the abatement of all actions and all proceedings against Home, whether pending in the State of New Hampshire or elsewhere, and an injunction against the commencement or continuance of actions against Home.

The Partnership is evaluating the effect, if any, that this order may have on the continued prosecution of the Illinois action as well as the existence of coverage provided by Home, generally. Given the pending liquidation, the Partnership believes that it is doubtful that any substantial recoveries from Home will be obtained.

     The Partnership strongly disagrees with the positions taken by U.S. Fire and Home regarding coverage under the relevant insurance policies and believes that it is covered under the terms of those policies. However, for reasons cited above, and others, the Partnership can give no assurances as to the ultimate portion of the expenses, fees, and damages, if any, which will be covered by its insurance.

     The Partnership has been named a defendant in a lawsuit entitled, The Ridges Maintenance Association, Inc. v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida Management Limited Partnership, and CCL Consultants, Inc., Case No. 0310189, filed on or about June 6, 2003 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. Plaintiff is alleged to be a homeowners' association representing the owners of approximately 1,500 homes and extensive common areas in the Ridges subdivision in Weston. In this six count complaint for breach of implied warranty of merchantability, breach of implied warranty of fitness, breach of express warranty, fraudulent misrepresentation and concealment, negligent design, construction and/or maintenance and breach of fiduciary duty, plaintiff seeks an unspecified dollar amount of compensatory damages, interest, court costs and such other relief as the court may deem just and proper. Plaintiff alleges that it evaluated the condition of the common areas after the turnover of the community in January 2000 and discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, improper planting of inferior quality/grade of landscaping contrary to prevailing government codes, shallow planting of landscaping, landscape planting in inappropriate areas, and the planting of landscaping that would uproot sidewalks. Plaintiff also alleges that prior to the turnover of the community, the Arvida defendants engaged in a series of actions that amounted to a breach of their fiduciary duties to plaintiff by, among other things, improperly failing to pay for all of the common expenses actually incurred prior to turnover in excess of the assessment for common expenses and any other funds including working capital, executing pre-turnover amendments to the declarations of the association for the Arvida defendants' sole benefit and to the financial detriment of the plaintiff, engaging in acts which constituted a conflict of interest, and allegedly improperly transferring funds by and between plaintiff and a non-party, The Town Foundation, Inc., which was also allegedly under the control of one or more of the Arvida defendants, all in breach of defendants' alleged fiduciary duties. The Arvida defendants believe that they have meritorious defenses. This case has been tendered to Zurich American Insurance Company ("Zurich"), for defense and indemnity. Zurich is providing a defense of this matter under a reservation of rights. The Partnership is unable to determine the ultimate portion of the expenses, fees, and damages, if any, which will be covered by its insurance.

     The Partnership has been named a defendant in a case entitled The Falls Maintenance Association, Inc. v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., CCL Consultants, Inc. and Stiles Corporation f/k/a Stiles Landscape Service Co., Case No. 0302577, filed on or about February 10, 2003, in the 17th Judicial Circuit in and for Broward County, Florida. Plaintiff is alleged to be the homeowners' association responsible for the maintenance, repair, and replacement of the common areas within the Falls subdivision in Weston. Plaintiff complains that on turnover of the Falls subdivision, it discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, the quality/grade of the landscaping, landscaping planted too shallow, landscaping planted too deep, landscaping planted in narrow swale areas, landscaping planted in shallow soil areas, poor fertility of road rock under locations where landscaping is planted and poor maintenance. Plaintiff has filed a six count complaint with five counts against the Partnership for breach of implied warranty of merchantability, breach of implied warranty of fitness, breach of express warranty, fraudulent misrepresentation/concealment, and negligent design, construction and/or maintenance. Plaintiff seeks an unspecified amount of compensatory damages, interest, costs, and such other and further relief as is just and equitable. Defendants believe that they have meritorious defenses. This case has been tendered to Zurich for defense and indemnity. Zurich is providing a defense of this matter under a reservation of rights. The Partnership is unable to determine the ultimate portion of the expenses, fees, and damages, if any, which will be covered by its insurance.

     The Partnership has been sued, but not served, in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al, Case No. 03010709, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was filed on or about June 20, 2003, plaintiff purport to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston. Plaintiff has filed a fourteen count complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiff complains, among other things, that the homes were not built of high quality and adequate construction, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation were improper, and that the homes suffer from improper shutter storm protection systems. The Partnership believes that it has meritorious defenses. The Partnership is in the process of tendering this matter to the appropriate insurance carriers.

     In 1994, the Partnership was advised by Merrill Lynch that various investors sought to compel Merrill Lynch to arbitrate claims brought by certain investors in the Partnership representing approximately 5% of the total of approximately 404,000 Interests outstanding. Merrill Lynch asked the Partnership and its General Partner to confirm an obligation of the Partnership and its General Partner to indemnify Merrill Lynch in these claims against all loss, liability, claim, damage and expense, including without limitation attorneys' fees and expenses, under the terms of a certain Agency Agreement dated September 15, 1987 ("Agency Agreement") with the Partnership relating to the sale of Interests through Merrill Lynch on behalf of the Partnership. These claimants sought to arbitrate claims involving unspecified damages against Merrill Lynch based on Merrill Lynch's alleged violation of applicable state and/or federal securities laws and alleged violations of the rules of the National Association of Securities Dealers, Inc., together with pendent state law claims. The Partnership believes that Merrill Lynch has resolved some of these claims through litigation and otherwise, and that Merrill Lynch may be defending other claims. The Agency Agreement generally provides that the Partnership and its General Partner shall indemnify Merrill Lynch against losses occasioned by any actual or alleged misstatements or omissions of material facts in the Partnership's offering materials used in connection with the sale of Interests and suffered by Merrill Lynch in performing its duties under the Agency Agreement, under certain specified conditions. The Agency Agreement also generally provides, under certain conditions, that Merrill Lynch shall indemnify the Partnership and its General Partner for losses suffered by the Partnership and occasioned by certain specified conduct by Merrill Lynch in the course of Merrill Lynch's solicitation of subscriptions for, and sale of, Interests. The Partnership is unable to determine at this time the ultimate investment of investors who have filed arbitration claims as to which Merrill Lynch might seek indemnification in the future. At this time, and based upon the information presently available about the arbitration statements of claims filed by some of these investors, the Partnership and its General Partner believe that they have meritorious defenses to the demands for indemnification made by Merrill Lynch. Although there can be no assurance regarding the outcome of the demands for indemnification, the Partnership believes that a material loss for the Partnership as a result of the demands for indemnification by Merrill Lynch is remote. The accompanying consolidated financial statements do not reflect any accruals related to this matter.

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

     This report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. Words like "believes," "expects," "anticipates," "likely," and similar expressions used in this report are intended to identify forward-looking statements. These forward-looking statements give the Partnership's current estimates or expectations of future events, circumstances or results, including statements concerning possible future distributions and the amount of time and money that may be involved in completing the liquidation, winding up and termination of the Partnership or, if applicable, a Liquidating Trust (discussed below) as a successor to the Partnership. Any forward-looking statements made in this report are based upon the Partnership's understanding of facts and circumstances as they exist on the date of this report, and therefore such statements speak only as of the date of this report. In addition, the forward-looking statements contained in this report are subject to risks, uncertainties and other factors that may cause the actual events or circumstances, or the results or performances of the Partnership, to be materially different from those estimated or expected, expressly or implicitly, in the forward-looking statements. In particular, but without limitation, statements concerning possible future distributions to the Holders of Interests or the timing or costs associated with completion of a liquidation, winding up and termination may be adversely affected by unanticipated liabilities or increases in required reserves to meet possible claims or contingencies, (including, without limitation, contingencies relating to potential homeowner warranty claims) additional or unanticipated remedial construction or development costs, delays in resolving pending or threatened litigation or potential claims, delays in satisfying conditions or obligations under permits obtained by the Partnership, including those for mitigation for the Weston Increment III area, currently unasserted claims that arise in the future and other factors affecting the timing or amount of expenses incurred in completing a liquidation, winding up and termination.

     Pursuant to Section 5.5J of the Partnership Agreement, on October 23, 1997, the Board of Directors of the General Partner met and approved a resolution selecting the option set forth in Section 5.5J(i)(c) of the Partnership Agreement for the Partnership to commence an orderly liquidation of its remaining assets that was to be completed by October 2002. In October 2002 the Partnership commenced a solicitation for consents to an amendment (the "Amendment") to the Partnership's Amended and Restated Agreement of Limited Partnership providing for an extension of the term of the Partnership's liquidation period to not later than October 31, 2005. In addition, under the terms of the Amendment, the General Partner is authorized, in its sole discretion, to complete the liquidation of the Partnership by forming a liquidating trust (the "Liquidating Trust") and contributing any remaining Partnership assets to the Liquidating Trust subject to all outstanding obligations and liabilities of the Partnership. In November 2002 the Holders of a majority of the outstanding Interests gave their consent to the Amendment, which became effective October 29, 2002, and, accordingly, the term of the Partnership's liquidation period has been extended.

     At August 1, 2003, the Partnership has completed construction and closed on the sale of all remaining housing units to be built by the Partnership. The Partnership's remaining assets include tangible personal property including vehicles and furniture, fixtures and equipment used in the Partnership's operations, receivables, and certain contract rights.

     On May 23, 2003, the Partnership, through certain consolidated entities, closed on the sale of the Town Center Parcel to an unaffiliated third party. The gross sale price of the Town Center Parcel was $1,200,000. Net cash proceeds received from the sale after prorations and closing costs totaled approximately $982,000. The sale resulted in a gain of approximately $354,000 for financial reporting purposes and Federal income tax purposes.

     On May 23, 2003, the Partnership, through certain consolidated entities, closed on the sale of two commercial office building units in Weston. The gross sales price of the units was $348,000. Net cash proceeds received from the sale after proration and closing costs totaled approximately $312,000. The sale resulted in a loss of approximately $177,000 for financial reporting purposes and Federal income tax purposes.

     On February 7, 2003, the Partnership through certain consolidated entities (collectively, the "Seller"), closed on the sale of The Shoppes of Town Center (the "Shoppes") in Weston, a mixed use retail/office plaza consisting of approximately 158,000 net leasable square feet, to unaffiliated third parties (collectively, the "Buyer"). The gross sale price for the Shoppes was $34,330,000. Net cash proceeds received from the sale, after prorations, credits, closing costs, amounts escrowed and the settlement of the Seller's outstanding loan balance totaled approximately $18,198,000. Under the Sale and Purchase Agreement (the "Agreement"), the Seller undertook certain indemnity obligations for the benefit of the Buyer or its lender. In general, these obligations relate to indemnification against loss, costs or expenses arising out of a breach of representation or warranty, possible claims of tenants, certain rent obligations, restrictions on the leasing or use of the property, litigation relating to the property, claims occurring or accruing prior to the closing and certain other usual and customary matters. Some of these indemnity obligations will terminate as to claims made after the first anniversary date of the sale while other of these indemnity obligations have no specified termination. The Seller deposited $100,000 and the Buyer deposited $50,000 in escrow to secure the obligation to indemnify the Buyer's lender. The Seller also deposited $50,000 in escrow as security for completion of remediation work for compliance with the Americans with Disabilities Act. The Partnership has recorded a liability of approximately $161,000 for these indemnity obligations at June 30, 2003. The net book value and net cash proceeds received from the sale represented approximately 22% and 13%, respectively, of the Partnership's total consolidated assets for financial reporting purposes at December 31, 2002. The sale resulted in a gain of approximately $1,365,000 for financial reporting purposes and a gain of approximately $1,835,000 for Federal income tax purposes.

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

     On October 1, 2002, the Partnership, through certain consolidated entities, closed on the sale of Weston Hills Country Club (the "Country Club") to an unaffiliated third party. Under the sale and purchase agreement, the seller (i) made certain representations, warranties and covenants for the benefit of the purchaser concerning the sellers and the Country Club and its business and operations and (ii) agreed to indemnify the purchaser against third party claims or causes of actions in connection with the sellers' ownership or operation of the Country Club and occurring or accruing prior to the closing as well as against certain other usual and customary matters. In general, the representations, warranties and covenants will survive for one year from the date of closing while the indemnity obligations have no express termination. The maximum potential amount of these obligations is generally $1,000,000. In accordance with the sale and purchase agreement, $1,000,000 of the sale price has been placed in escrow to pay possible claims or demands of the purchaser arising from the sale during the one-year period, and is therefore reflected as restricted cash on the accompanying consolidated balance sheets at June 30, 2003 and at December 31, 2002. No liability has been recorded for these obligations. The gross cash sale price for the Country Club was $23,500,000 plus approximately $224,000 for existing consumable and saleable inventory. Net cash proceeds received from the sale, after prorations, closing costs and payment of funds into escrow, totaled approximately $19,348,000. The sale resulted in a gain of approximately $6,980,000 for financial reporting purposes and a loss of approximately $6,106,000 for Federal income tax purposes.

     Pending the completion of the liquidation, winding up and termination of the Partnership (or if applicable, the Liquidating Trust), it is anticipated that the Partnership (or the Liquidating Trust, as the case may be) will retain a substantial amount of funds in reserve to provide for the payment of, the defense against, or other satisfaction or resolution of obligations, liabilities (including contingent liabilities) and current and possible future claims, including those for indemnities and other matters under various agreements made in connection with the sales of the Country Club and the Shoppes, possible development or construction repairs or remedial work, homeowner warranty claims, completion of work or possible remediation for certain homeowner associations and master associations and pending and possible future litigation and environmental matters. The amount of funds to be retained in reserve for these purposes has not yet been determined. The Partnership currently expects that those available funds in excess of the amount determined to be held in reserve would be distributed during 2003 and 2004 to the partners and Holders of Interests. That portion, if any, of the funds held in reserve that are not ultimately used to pay, defend or otherwise resolve or satisfy obligations, liabilities or claims would subsequently be distributed to the partners and Holders of Interests as a final liquidating distribution at a later date.

     The Partnership is currently seeking to sell its remaining assets by no later than the end of 2004. However, the Partnership is not able to determine the amount of time and money that it will take to effect its (or, if applicable, the Liquidating Trust's) liquidation, winding up and termination. Various factors may affect the timing of completing the liquidation, winding up and termination of the Partnership (and, if applicable, the Liquidating Trust) and the amount of a final liquidating distribution of funds, if any, out of those retained in reserve. These factors include the amount of time it takes to sell or otherwise dispose of the Partnership's remaining assets and the time and expense to resolve all obligations, liabilities and claims, including contingent liabilities and claims that are not yet asserted but may be made in the future. In addition, as noted above, additional or unanticipated remedial construction or development costs, delays in resolving pending or threatened litigation or potential claims, delays in satisfying conditions or obligations under permits obtained by the Partnership, including those for mitigation for the Weston Increment III area, currently unasserted claims that arise in the future and other factors could extend the time required, and significantly increase the cost, to complete the liquidation, winding up and termination.

     At June 30, 2003 and December 31, 2002, the Partnership had unrestricted Cash and cash equivalents of approximately $89,289,000 and $88,969,000, respectively. At July 31, 2003, the Partnership had unrestricted Cash and cash equivalents of approximately $88,537,000. Cash and cash equivalents are available for working capital requirements, reserves and distributions to partners and Holders of Interests. The source of both short-term and long-term future liquidity is expected to be derived primarily from cash on hand.

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

     In April 2003, CMG made another offer to purchase up to 4.9% of the outstanding Interests for $75 per Interest (which took into account the Partnership's distribution of $50 per Interest to Holders of Interests at the end of February 2003). The General Partner, on behalf of the Partnership, determined that this offer was inadequate and not in the best interests of Holders of Interests. Accordingly, the General Partner recommended that Holders of Interests reject this offer and not tender their Interests to CMG. This offer was scheduled to expire at the end of July 2003, subject to earlier termination.

RESULTS OF OPERATIONS

     The results of operations for the six months ended June 30, 2003 and 2002, are primarily attributable to the development and sale of the Partnership's remaining assets.

     The decrease in balance sheets components such as trade and other receivables, inventories, prepaid expenses and other assets, and deposits at June 30, 2003 as compared to December 31, 2002 is attributable to the ongoing orderly liquidation of the Partnership's assets as previously discussed. The decrease in assets held for sale and related liabilities is primarily attributable to the sale of the Shoppes and payment of the mortgage loan secured by the property out of the sale proceeds in February 2003. The decrease in Accrued expenses and other liabilities is primarily due to the payment of approximately $3,200,000 of accrued bonus and incentive compensation for the period ended June 30, 2003.

     For the three months ended June 30, 2003, the Partnership (including its consolidated and unconsolidated ventures) closed on the sale of the remaining 64 housing units, the remaining two commercial office building units, and a land parcel in Weston (the Town Center parcel). This compares to closings in the second quarter of 2002 of 269 housing units and one commercial office building unit. As of June 30, 2003, there were no outstanding contracts ("backlog"). As of June 30, 2002, there were only 146 housing units not under contract.

     Housing revenues and gross operating profit margins from housing operations decreased for the three and six month periods ended June 30, 2003 as compared to the same periods in 2002, due to the significant decrease in the number of units closed, a change in the estimate resulting in an increase in the warranty reserve, and a change in the mix of product sold. The average per unit sales price was approximately $183,000 for the six months ended June 30, 2003 as compared to approximately $306,000 for the same period in 2002. Revenues generated from the closing of units in Weston account for 100% of the housing revenues recognized for the six months ended June 30, 2003 and 2002.

     At August 1, 2003, the Partnership has completed construction and closed on the sale of all remaining housing units to be built by the Partnership. The Partnership's remaining assets include tangible personal property including vehicles and furniture, fixtures and equipment used in the Partnership's operations, receivables and certain contract rights.

     The decrease in revenues from Brokerage and other operations for the three and six months ended June 30, 2003 as compared to the same periods in 2002 is due primarily to a decrease in fees earned from the Partnership's mortgage brokerage operations due to a decrease in the number of housing units closed.

     Selling, general and administrative expenses decreased for the three and six months ended June 30, 2003 as compared to the same periods in 2002 due primarily to decreased marketing, support service costs, and project administrative costs resulting from the final stage of development of the Partnership's Weston Community.

     Interest income decreased during the six months ended June 30, 2003 as compared to the same period in 2002 due primarily to the decline in interest rates on invested funds.

     Net income from assets held for sale decreased during the three and six months ended June 30, 2003 as compared to the same periods in 2002 due primarily to the sale of the Shoppes during February 2003 and the sale of the Country Club in October 2002. For the six months ended June 30, 2003 and 2002, net income from assets held for sale was $353,491 and $2,222,454, respectively. For the three months ended June 30, 2003 and 2002, net income from assets held for sale was $36,400 and $1,256,211, respectively.

     Gain on sale of assets held for sale during the six months ended
June 30, 2003 is due to gain from the sale of the Town Center parcel and the Shoppes partially offset by a loss on the sale of two commercial office building units in Weston. The loss on sale of assets held for sale during the six months ended June 30, 2002 was due to the sale of three commercial office building units in Weston. For the three months ended June 30, 2003, gain on sale of assets held for sale was due to the sale of the Town Center parcel partially offset by a loss on the sale of two commercial office building units in Weston. For the three months ended June 30, 2002, loss on sale of assets held for sale was due to the sale of a commercial office building unit in Weston.


     ITEM 4. CONTROLS AND PROCEDURES

     Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act") promulgated thereunder, the principal executive officer and the principal financial officer of the Partnership have evaluated the effectiveness of the Partnership's disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Partnership's disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in this report was recorded, processed, summarized and reported within the time period specified in the applicable rules and form of the Securities and Exchange Commission for this report.

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     The Partnership has been named a defendant in a purported class action entitled Lakes of the Meadow Village Homes, Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight and Nine Maintenance Associates, Inc.,
v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. The original complaint was filed on or about November 27, 1995 and an amended complaint, which purports to be a class action, was filed on or about February 28, 1997. In the amended complaint, plaintiffs have sought unspecified damages, attorneys' fees and costs, recission of specified releases, and all other relief that plaintiffs may be entitled to at equity or at law on behalf of the 460 building units they allegedly represent for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs have alleged that Walt Disney World Company is responsible for liabilities that may arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership is potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs allege breach of building codes and breach of implied warranties. In addition, plaintiffs seek recission and cancellation of various general releases obtained by the Partnership allegedly in the course of the turnover of the Community to the residents. Plaintiffs have indicated that they may seek to hold the Partnership responsible for the entire amount of alleged damages owing as a result of the alleged deficiencies existing throughout the entire development. The Partnership has tendered this matter to The Walt Disney Company ("Disney") pursuant to the Partnership's indemnification rights and has filed a third-party complaint against it pursuant to the Partnership's rights of contractual indemnity. The Partnership has also answered the amended complaint and has filed a cross-claim against Disney's affiliate, Walt Disney World Company, for common law indemnity and contribution. Discovery in this litigation is proceeding with a discovery cut-off of November 21, 2003, and a trial date to be set thereafter.

     In a matter related to the Lakes of the Meadow development, the Miami-Dade County Building Department ("Building Department") retained the services of an engineering firm, All State Engineering, to inspect the condominiums that are the subject of the lawsuit. On February 27, 2002, the Building Department apparently advised condominium owners throughout the development that it found serious life-safety building code violations in the original construction of the structures and on May 29, 2002, issued notices of violation under the South Florida Building Code. The condominium owners were further advised that the notices of violation would require affirmative action on their part to respond to the notices through administrative proceedings and/or by addressing the alleged deficiencies.

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

     The Partnership is currently being defended by counsel paid for by United States Fire Insurance Company ("U.S. Fire"), one of the Partnership's insurance carriers. During 2001, the Partnership settled the claims brought in connection with Lakes of the Meadow Village Homes Condominium No. Eight Maintenance Association, Inc. ("Association No. 8") for a payment of $155,000 funded by U.S. Fire. Representatives of the Partnership have discussed with representatives of Association No. 8 issues raised by the Building Department's notices of violations for that Association's condominium units. Association No. 8 submitted construction plans to address the issues raised by the Building Department notices of violations and comments received by the plan reviewers for that Associations' units. On February 7, 2003, Association No. 8 received permits approving its plans for most of its condominium units and is in the process of engaging a general contractor for the work. Based on currently known information, the Partnership estimates that it may cost approximately $1,715,000 to fund the cost of addressing the construction issues in accordance with the approved plans. Association No. 8 has asked the Partnership to pay for the costs to address these construction issues. As a result of these discussions, the Partnership has asked U.S. Fire to pay the expense of addressing these construction issues for Association No. 8. In the event that U.S. Fire does not fund these costs, the Partnership expects to fund these costs under the circumstances and seek reimbursement from U.S. Fire.

     On the basis of the discussions to date, the Partnership believes that the cost of addressing the issues raised by, and to receive a release from, Association Nos. 1-7 and 9 can currently be estimated at $5.6 million. As with the cost to address the issues raised by Association No. 8, the Partnership has asked U.S. Fire to pay the expense of addressing the issues of these plaintiffs and resolving this matter. In the event that U.S. Fire does not pay these costs, the Partnership expects to fund these costs under the circumstances and seek reimbursement from U.S. Fire.

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

     As a result of this reservation of rights letter and the demands being made by the plaintiffs in the mediation sessions, on November 20, 2002, the Partnership filed a four count complaint, Arvida/JMB Managers, Inc. on behalf of Arvida/JMB Partners, L.P. v. United States Fire Insurance Company in the Circuit Court of Cook County, Illinois, Chancery Division, 02CH21001, for declaratory relief and damages ("Illinois action"). In the complaint, the Partnership seeks, among other things, a declaration that U.S. Fire is obligated to indemnify the Partnership for the Lakes of the Meadow litigation including amounts expended and to be expended in connection with the complete resolution of the construction issues for Association No. 8 (hereinafter, the "Lakes of the Meadow Matter"); actual damages, including full indemnification for the Lakes of the Meadow Matter; such other direct and consequential damages as are proven at trial; prejudgment interest as permitted by law; and any other legal and equitable relief that the court deems just and proper under the circumstances. On November 20, 2002, the same day, U.S. Fire filed a single count complaint, United States Fire Insurance Company v. Arvida/JMB Partners, L.P. in the United States District Court for the Southern District of Florida, Miami Division, Case No.: 02-23366-Civ-Moore (hereafter, "Florida federal case"), seeking a declaratory judgment against the Partnership that U.S. Fire owes the Partnership no duties of indemnification or defense with respect to the Lakes of the Meadow Matter. The Partnership filed a motion to dismiss the Florida federal case because it did not believe the court had diversity jurisdiction to adjudicate this matter. On June 17, 2003, U.S. Fire filed a notice of voluntary dismissal and the Florida federal case was dismissed without prejudice on the same day.

     In a December 20, 2002 letter, the Partnership's excess insurance carrier, The Home Insurance Company (the "Home"), and its agent, Risk Enterprise Management Limited ("REM"), advised the Partnership of Home's position that the Home policy provides coverage for the Lakes of the Meadow Matter only in the event that the U.S. Fire policy provides coverage and that U.S. Fire pays the limits under its policy. Given Home's position, the Partnership amended its Illinois action to add Home and REM as defendants in order to obtain, among other things, a declaration that Home is obligated to defend and indemnify the Partnership for the Lakes of the Meadow Matter; actual damages; such other direct and consequential damages as proven at trial; prejudgment interest; and any other legal and equitable relief that the court deems just and proper under the circumstances.

     On February 10, 2003, U.S. Fire filed in the United States District Court for the Northern District of Illinois, Eastern Division, a notice of removal of civil action to remove the Illinois action to federal court. The pending federal matter was filed as Arvida/JMB Managers, Inc. v. U.S. Fire Insurance Company, Home Insurance Company, and Risk Enterprise Management Inc., Case No. 03 C 0988 (hereafter, "Illinois federal case"). The Partnership filed a motion to remand the Illinois federal case to the Illinois state court because the Partnership did not believe that the federal court had diversity jurisdiction to adjudicate the matter. On
May 8, 2003, the federal court remanded the case back to Illinois state court.

     In a separate proceeding on March 5, 2003, a superior court judge for the State of New Hampshire entered an order placing Home under an order of rehabilitation in order to preserve and protect the interests and assets of Home and to stay all actions and proceedings against it for a period of ninety days, except as may be modified by further order of the court. On June 13, 2003, after a determination was reached that further attempts to rehabilitate Home would be futile and that Home was insolvent, the court overseeing the rehabilitation issued an order to liquidate Home. The order provides, among other things, for the appointment of a liquidator, the cancellation of all in-force contracts of insurance, the securing of all of Home's assets, the abatement of all actions and all proceedings against Home, whether pending in the state of New Hampshire or elsewhere, and an injunction against the commencement or continuance of actions against Home.

The Partnership is evaluating the effect, if any, that this order may have on the continued prosecution of the Illinois action as well as the existence of coverage provided by Home, generally. Given the pending liquidation, the Partnership believes that it is doubtful that any substantial recoveries from Home will be obtained.

     The Partnership strongly disagrees with the positions taken by U.S. Fire and Home regarding coverage under the relevant insurance and believes that it is covered under the terms of those policies. However, for the reasons cited above, and others, the Partnership can give no assurances as to the ultimate portion of the expenses, fees, and damages, if any, which will be covered by its insurance.

     The Partnership has been named a defendant in a lawsuit entitled, The Ridges Maintenance Association, Inc. v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida Management Limited Partnership, and CCL Consultants, Inc., Case No. 0310189, filed on or about June 6, 2003 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. Plaintiff is alleged to be a homeowners' association representing the owners of approximately 1,500 homes and extensive common areas in the Ridges subdivision in Weston. In this six count complaint for breach of implied warranty of merchantability, breach of implied warranty of fitness, breach of express warranty, fraudulent misrepresentation and concealment, negligent design, construction and/or maintenance and breach of fiduciary duty, plaintiff seeks an unspecified dollar amount of compensatory damages, interest, court costs and such other relief as the court may deem just and proper. Plaintiff alleges that it evaluated the condition of the common areas after the turnover of the community in January 2000 and discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, improper planting of inferior quality/grade of landscaping contrary to prevailing government codes, shallow planting of landscaping, landscape planting in inappropriate areas, and the planting of landscaping that would uproot sidewalks. Plaintiff also alleges that prior to the turnover of the community, the Arvida defendants engaged in a series of actions that amounted to a breach of their fiduciary duties to plaintiff by, among other things, improperly failing to pay for all of the common expenses actually incurred prior to turnover in excess of the assessment for common expenses and any other funds including working capital, executing pre-turnover amendments to the declarations of the association for the Arvida defendants' sole benefit and to the financial detriment of the plaintiff, engaging in acts which constituted a conflict of interest, and allegedly improperly transferring funds by and between plaintiff and a non-party, The Town Foundation, Inc., which was also allegedly under the control of one or more of the Arvida defendants, all in breach of defendants' alleged fiduciary duties. The Arvida defendants believe that they have meritorious defenses. This case has been tendered to Zurich American Insurance Company ("Zurich"), for defense and indemnity. Zurich is providing a defense of this matter under a reservation of rights. The Partnership is unable to determine the ultimate portion of the expenses, fees, and damages, if any, which will be covered by its insurance.

     The Partnership has been named a defendant in a case entitled The Falls Maintenance Association, Inc. v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., CCL Consultants, Inc. and Stiles Corporation f/k/a Stiles Landscape Service Co., Case No. 0302577, filed on or about February 10, 2003, in the 17th Judicial Circuit in and for Broward County, Florida. Plaintiff is alleged to be the homeowners' association responsible for the maintenance, repair, and replacement of the common areas within the Falls subdivision in Weston. Plaintiff complains that on turnover of the Falls subdivision, it discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, the quality/grade of the landscaping, landscaping planted too shallow, landscaping planted too deep, landscaping planted in narrow swale areas, landscaping planted in shallow soil areas, poor fertility of road rock under locations where landscaping is planted and poor maintenance. Plaintiff has filed a six count complaint with five counts against the Partnership for breach of implied warranty of merchantability, breach of implied warranty of fitness, breach of express warranty, fraudulent misrepresentation/concealment, and negligent design, construction and/or maintenance. Plaintiff seeks an unspecified amount of compensatory damages, interest, costs, and such other and further relief as is just and equitable. Defendants believe that they have meritorious defenses. This case has been tendered to Zurich for defense and indemnity. Zurich is providing a defense of this matter under a reservation of rights. The Partnership is unable to determine the ultimate portion of the expenses, fees, and damages, if any, which will be covered by its insurance.

     The Partnership has been sued, but not served, in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al, Case No. 03010709, filed in the Circuit Court of the 17th Circuit in and for Broward County, Florida. In this suit that was filed on or about June 20, 2003, plaintiff purport to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston. Plaintiff has filed a fourteen count complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiff complains, among other things, that the homes were not built of high quality and adequate construction, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation were improper, and that the homes suffer from improper shutter storm protection systems. The Partnership believes that it has meritorious defenses. The Partnership is in the process of tendering this matter to the appropriate insurance carriers.

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

     (a)  Exhibits

    3.1.    Amended and Restated Agreement of Limited Partnership.*

    3.2.    Acknowledgment and Amendment of Partnership Agreement.*

    3.3. Assignment Agreement by and among the General Partner, the Initial Limited Partner and the Partnership.*

    31. Certifications pursuant to Rule 13a-14(a)/15d-14(a) of the Securities and Exchange Commission are filed herewith.

    32. Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are filed herewith.

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


                 ARVIDA/JMB PARTNERS, L.P.

                 BY:   Arvida/JMB Managers, Inc.
                       (The General Partner)




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Vice President
                       Date: August 25, 2003


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of Arvida/JMB Partners, L.P. by the following person in the capacities and on the date indicated.




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Chief Financial Officer
                             and Principal Accounting Officer
                       Date: August 25, 2003

2050: