Form 10-Q
period 2003-09-30
ARVIDA JMB PARTNERS L P
filed 2003-11-14
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.   20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended September 30, 2003     Commission file #0-16976




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations . . . . . . . . . . . . . . . . . . . .    21

Item 4.    Controls and Procedures. . . . . . . . . . . . . .    27



PART II    OTHER INFORMATION


Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    28

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    33

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                      CONSOLIDATED BALANCE SHEETS




                                ASSETS
                                ------

                                         SEPTEMBER 30,    DECEMBER 31,
                                             2003            2002
                                          (Unaudited)     (See Note)
                                         -------------    -----------

Cash and cash equivalents . . . . . . .   $ 86,532,751     88,968,513
Restricted cash . . . . . . . . . . . .      2,123,623      4,051,697
Trade and other accounts receivable
  (net of allowance for doubtful
  accounts of $223,000 at September 30,
  2003 and December 31, 2002) . . . . .         45,882        623,175
Real estate inventories . . . . . . . .          --         8,102,696
Property and equipment, net . . . . . .        744,896      1,207,014
Investments in and advances to
  joint ventures, net . . . . . . . . .        267,502        264,464
Amounts due from affiliates, net. . . .        304,217        308,132
Prepaid expenses and other assets . . .        466,415      1,632,203
Assets held for sale. . . . . . . . . .          --        32,916,891
                                          ------------   ------------

          Total assets. . . . . . . . .   $ 90,485,286    138,074,785
                                          ============   ============

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                CONSOLIDATED BALANCE SHEETS (CONTINUED)



              LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
              ------------------------------------------

                                         SEPTEMBER 30,    DECEMBER 31,
                                             2003            2002
                                          (Unaudited)     (See Note)
                                          ------------    -----------
Liabilities:
  Accounts payable. . . . . . . . . . .   $  1,266,476      3,802,881
  Deposits. . . . . . . . . . . . . . .         40,475      2,512,554
  Accrued expenses and other
    liabilities . . . . . . . . . . . .     16,774,560     21,382,068
  Liabilities related to assets held
    for sale. . . . . . . . . . . . . .          --        14,316,676
                                          ------------   ------------

  Commitments and contingencies

          Total liabilities . . . . . .     18,081,511     42,014,179
                                          ------------   ------------

Partners' capital accounts:
  General Partner and
   Associate Limited Partners:
    Capital contributions . . . . . . .         20,000         20,000
    Cumulative net income . . . . . . .    103,558,110    103,582,358
    Cumulative cash distributions . . .    (94,999,882)   (92,755,438)
                                          ------------   ------------
                                             8,578,228     10,846,920
                                          ------------   ------------
  Limited Partners:
    Capital contributions,
      net of offering costs . . . . . .    364,841,815    364,841,815
    Cumulative net income . . . . . . .    378,734,769    379,922,908
    Cumulative cash distributions . . .   (679,751,037)  (659,551,037)
                                          ------------   ------------
                                            63,825,547     85,213,686
                                          ------------   ------------
          Total partners' capital
            accounts. . . . . . . . . .     72,403,775     96,060,606
                                          ------------   ------------

          Total liabilities and
            partners' capital . . . . .   $ 90,485,286    138,074,785
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

                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                                 (UNAUDITED)


                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                  --------------------------  --------------------------
                                                       2003          2002          2003          2002
                                                   -----------   -----------   -----------   -----------
Revenues:
  Housing . . . . . . . . . . . . . . . . . . . .  $     --       65,362,309    23,417,982   235,024,475
  Land and property . . . . . . . . . . . . . . .      231,118         --          231,118         --
  Brokerage and other operations. . . . . . . . .      151,404       721,734       589,561     1,858,756
                                                   -----------   -----------   -----------   -----------
      Total revenues. . . . . . . . . . . . . . .      382,522    66,084,043    24,238,661   236,883,231
                                                   -----------   -----------   -----------   -----------

Cost of revenues:
  Housing . . . . . . . . . . . . . . . . . . . .      923,647    50,979,957    22,538,486   177,832,895
  Land and property . . . . . . . . . . . . . . .        --            --            --            --
  Operating properties. . . . . . . . . . . . . .        --           13,515        16,929        77,881
  Brokerage and other operations. . . . . . . . .       39,400       502,397       355,026     1,737,087
                                                   -----------   -----------   -----------   -----------

      Total cost of revenues. . . . . . . . . . .      963,047    51,495,869    22,910,441   179,647,863
                                                   -----------   -----------   -----------   -----------

Gross operating (loss) profit . . . . . . . . . .     (580,525)   14,588,174     1,328,220    57,235,368
Selling, general and administrative expenses. . .     (996,426)   (3,174,117)   (5,188,374)   (9,276,062)
                                                   -----------   -----------   -----------   -----------

      Net operating (loss) income . . . . . . . .   (1,576,951)   11,414,057    (3,860,154)   47,959,306

Interest income . . . . . . . . . . . . . . . . .      158,131       270,261       579,014       905,987
Equity in earnings (losses) of unconsolidated
  ventures. . . . . . . . . . . . . . . . . . . .        1,318        50,972        (1,388)      298,610
Interest and real estate taxes, net of
  amounts capitalized . . . . . . . . . . . . . .      (28,883)       (9,395)      186,379       (52,005)
                                                   -----------   -----------   -----------   -----------
      (Loss) income from continuing operations. .   (1,446,385)   11,725,895    (3,096,149)   49,111,898





                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                  --------------------------  --------------------------
                                                       2003          2002          2003          2002
                                                   -----------   -----------   -----------   -----------

Discontinued Operations:
  Net income from assets held for sale. . . . . .        8,143     1,010,843       361,634     3,233,297
  (Loss) gain on sale of assets held for sale . .      (19,970)        --        1,522,129      (104,349)
                                                   -----------   -----------   -----------   -----------
      Net (loss) income . . . . . . . . . . . . .  $(1,458,212)   12,736,738    (1,212,386)   52,240,846
                                                   ===========   ===========   ===========   ===========

      Net (loss) income before discontinued
        operations per Limited Partnership
        Interest. . . . . . . . . . . . . . . . .  $     (3.51)        28.74         (7.51)       112.49
      Discontinued operations per Limited
        Partnership Interest. . . . . . . . . . .         (.03)         2.47          4.57          8.02
                                                   -----------   -----------   -----------   -----------
      Net (loss) income per Limited Partner-
        ship Interest . . . . . . . . . . . . . .  $     (3.54)        31.21         (2.94)       120.51
                                                   ===========   ===========   ===========   ===========
      Cash distributions per Limited
        Partnership Interest. . . . . . . . .      $     --            --            50.00        275.00
                                                   ===========   ===========   ===========   ===========















           The accompanying notes are an integral part of these consolidated financial statements.

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

             NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                              (UNAUDITED)

                                              2003           2002
                                          ------------   ------------
Net (loss) income from continuing
  operations. . . . . . . . . . . . . .   $ (3,096,149)    49,111,898
Charges (credits) to net (loss) income
 from continuing operations not
 requiring (providing) cash:
  Depreciation and amortization . . . .        462,118      1,200,192
  Equity in losses (earnings) of
    unconsolidated ventures . . . . . .          1,388       (298,610)
Changes in:
  Restricted cash . . . . . . . . . . .      1,928,074     10,289,640
  Trade and other accounts receivable .        577,293      1,137,585
  Real estate inventories:
    Additions to real estate
      inventories . . . . . . . . . . .    (13,290,615)   (90,513,341)
    Cost of sales . . . . . . . . . . .     21,477,987    164,697,486
    Capitalized interest. . . . . . . .        (84,676)      (446,850)
    Capitalized real estate taxes . . .          --        (1,500,003)
  Amounts due from affiliates, net. . .          3,915       (128,687)
  Prepaid expenses and other assets . .      1,165,788      5,289,192
  Accounts payable, accrued expenses
    and other liabilities . . . . . . .     (7,185,726)    (4,728,537)
  Deposits. . . . . . . . . . . . . . .     (2,472,079)   (12,948,219)
                                          ------------   ------------
          Net cash (used in) provided
            by operating activities
            of continuing operations. .       (512,682)   121,161,746
                                          ------------   ------------
Investing activities:
  Additions to property and equipment .          --          (342,401)
  Joint venture distributions . . . . .         37,386        438,353
                                          ------------   ------------
          Net cash provided by
            investing activities of
            continuing operations . . .         37,386         95,952
                                          ------------   ------------
Financing activities:
  Distributions to General Partner and
    Associate Limited Partners. . . . .     (2,244,444)   (12,344,445)
  Distributions to Limited Partners . .    (20,200,000)  (111,100,000)
                                          ------------   ------------
          Net cash used in
            financing activities of
            continuing operations . . .    (22,444,444)  (123,444,445)
                                          ------------   ------------
Net cash provided by (used in)
  discontinued operations . . . . . . .     20,483,978       (161,620)
                                          ------------   ------------
Decrease in Cash and
  cash equivalents. . . . . . . . . . .     (2,435,762)    (2,348,367)
Cash and cash equivalents,
  beginning of period . . . . . . . . .     88,968,513    123,180,796
                                          ------------   ------------
Cash and cash equivalents,
  end of period . . . . . . . . . . . .   $ 86,532,751    120,832,429
                                          ============   ============

              The accompanying notes are an integral part of these consolidated financial statements.

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2003
                              (UNAUDITED)



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


GENERAL

     In the opinion of the General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of September 30, 2003 and December 31, 2002 and for the three and nine months ended September 30, 2003 and 2002. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2003.

     In May 2003, the FASB issued Statement NO. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 addresses financial accounting and reporting for certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Although SFAS 150 was originally effective July 1, 2003, the FASB has indefinitely deferred certain provisions related to classifications and measurement requirements for mandatorily redeemable financial instruments that become subject to SFAS 150 solely as a result of consolidation. The adoption of SFAS 150 will not have a material impact on our financial statements.

     In April 2003, the FASB issued Statement No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The Partnership does not have any derivative instruments or hedging activities and, therefore, adoption of SFAS 149, which is effective for contracts entered into or modified after September 30, 2003 is not applicable.

     In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). The provisions of FIN 46 are effective immediately for variable interest entities formed or acquired after January 31, 2003 and in the interim period beginning after December 15, 2003 for variable interest entities in which the Partnership has held such an interest before February 1, 2003. The Partnership has completed its assessment of FIN 46 implications and determined it does not have any interests in variable interest entities.

     In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which expands on the guidance for the accounting and disclosure of guarantees. Each guarantee meeting the characteristics described in FIN 45 is to be recognized and initially measured at fair value. In addition, guarantors are required to make significant new disclosures, even if the likelihood of the guarantor making payments under the guarantee is remote, which represents another change from general previous practice. The disclosure requirements are effective for financial statements ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The impact of FIN 45 is described below.

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

     For the nine months ended September 30, 2003 and 2002, changes in the warranty accrual consisted of the following:

                                           2003             2002
                                       -----------       ----------
Accrued warranty costs,
  January 1 . . . . . . . . . . .      $ 2,162,000        3,042,000
Estimated liability recorded. . .        2,407,000        2,501,000
Payments made . . . . . . . . . .       (2,437,000)      (3,174,000)
                                       -----------       ----------
Accrued warranty costs,
  September 30. . . . . . . . . .      $ 2,132,000        2,369,000
                                       ===========       ==========

     Accrued warranty costs are included in Accrued expenses and other liabilities on the accompanying balance sheets.

     Obligations Under Sale Agreements

     In connection with the sale of The Shoppes of Town Center (the "Shoppes") in Weston on February 7, 2003, certain consolidated entities of the Partnership undertook certain indemnity obligations to the purchaser or its lender. In general, these obligations relate to indemnification against loss, costs or expenses arising out of a breach of representation or warranty, possible claims of tenants, certain rent obligations, restrictions on the leasing or use of the property, litigation relating to the property, claims occurring or accruing prior to the closing and certain other usual and customary matters. Some of these indemnity obligations will terminate as to claims made after the first anniversary date of the sale while other of these indemnity obligations have no specified termination. Due to the different circumstances that could cause the indemnity obligations to arise, the Partnership is not able to estimate the maximum potential amount of these indemnity obligations, although the Partnership currently does not believe that individually or collectively these indemnity obligations will have a material adverse effect on its financial condition or results of operations. The Partnership has recorded a liability of approximately $126,000 for these indemnity obligations at September 30, 2003. This liability is included in Accrued expenses and other liabilities on the accompanying balance sheet at September 30, 2003.

     In connection with the sale of the Weston Hills Country Club (the "Country Club") on October 1, 2002, certain consolidated entities of the Partnership (i) made certain representations, warranties and covenants for the benefit of the purchaser concerning the sellers and the Country Club and its business and operations and (ii) agreed to indemnify the purchaser against third party claims or causes of actions in connection with the sellers' ownership or operation of the Country Club and occurring or accruing prior to the closing as well as against certain other usual and customary matters. In general, the representations, warranties and covenants will survive for one year from the date of closing while the indemnity obligations have no express termination. The maximum potential amount of these obligations is generally $1,000,000. In accordance with the sale and purchase agreement, $1,000,000 of the sale price has been placed in escrow to pay possible claims or demands of the purchaser arising from the sale during the one-year period after the sale and is reflected as restricted cash on the accompanying consolidated balance sheets at September 30, 2003 and at December 31, 2002. As of October 1, 2003, the representations, warranties and covenants made by the Partnership in connection with the sale of the Country Club have expired. The Partnership has sent an "Authorization for Escrow Release" form to the buyer for signature. The buyer has not yet returned the form to the Partnership. However, the buyer has not given any formal indication that it will dispute the release of the escrowed funds. No liability has been recorded for these obligations.

     Indemnification of Certain Persons

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

     Discontinued Operations

     Effective January 1, 2002, the Partnership adopted FASB Statement
No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and
(2) will be eliminated from the ongoing operations of the entity in a disposal transaction. Accordingly, operations of the Shoppes, the Country Club, the AOK Group, which owned an approximate 46 acre parcel (the "Ocala Parcel") near Ocala, Florida, Waterways II, an approximate 4.6 acre parcel in Weston (the "Waterways II Parcel") on which a shopping center containing approximately 31,300 square feet of rentable space was being constructed, one commercial office parcel and certain commercial office units in Weston, which met the criteria for assets held for sale, have been accounted for as net income from operations of assets held for sale, and the results of operations for those assets have been excluded from continuing operations in the consolidated statements of operations for all periods presented. As of September 30, 2003, all assets previously classified as assets held for sale have been sold.

     Condensed financial information relating to Assets held for sale is as follows:
                                      September 30,     December 31,
                                          2003             2002
                                      -------------     ------------
     Assets held for sale:
       Property and equipment, net. .   $     --         30,892,643
       Real estate inventories
        and other assets. . . . . . .         --          2,024,248
                                        -----------     -----------
          Total assets. . . . . . . .         --         32,916,891
                                        -----------     -----------
    Liabilities related to assets
      held for sale:
       Notes and mortgages payable. .         --         13,800,753
       Other liabilities. . . . . . .         --            515,923
                                        -----------     -----------
          Total liabilities . . . . .         --         14,316,676
                                        -----------     -----------
     Net Assets held for sale . . . .   $     --         18,600,215
                                        ===========     ===========


     Capitalized Interest and Real Estate Taxes

     Interest, including the amortization of loan fees, of $84,676 and $446,850 was incurred for the nine months ended September 30, 2003 and 2002, respectively, all of which was capitalized. Interest payments, including amounts capitalized, of $47,011 and $465,607 were made during the nine months ended September 30, 2003 and 2002, respectively. Interest, including the amortization of loan fees, of $0 and $138,550 was incurred for the three months ended September 30, 2003 and 2002, respectively, all of which was capitalized. Interest payments, including amounts capitalized of $0 and $155,327 were made during the three months ended September 30, 2003 and 2002. The decrease in interest incurred and paid during the three and nine month periods ending September 30, 2003 as compared to the same periods in 2002 is primarily due to the repayment in February 2003 of the remaining amount outstanding on the mortgage loan secured by the Shoppes, which is included in Liabilities related to assets held for sale on the accompanying consolidated balance sheet at December 31, 2002.

     A net real estate tax credit of $186,379 and an expense of $1,552,008 were incurred for the nine months ended September 30, 2003 and 2002, respectively, of which $0 and $1,500,003 were capitalized, respectively. The net tax credit for the nine months ended September 30, 2003, resulted from the refund in March 2003, of a tax overpayment paid by the Partnership in 2002. Real estate tax payments of $72,749 and $196,792 were made during the nine months ended September 30, 2003 and 2002, respectively. In addition, real estate tax reimbursements totaling $288,969 and $136,120 were received from the Partnership's escrow agent during the nine months ended September 30, 2003 and 2002, respectively. Real estate taxes of $28,883 and $517,160 were incurred for the three months ended September 30, 2003 and 2002, of which $0 and $507,765 were capitalized, respectively. Real estate tax payments of $16,675 and $80,252 were made during the three months ended September 30, 2003 and 2002, respectively. In addition, real estate tax reimbursements totaling $9,572 and $2,086 were received from the Partnership's escrow agent during the three months ended September 30, 2003 and 2002, respectively. The decrease in real estate taxes incurred during the three and nine month periods ending September 30, 2003 as compared to the same periods in 2002 is due to the continued sale of the remaining Partnership assets. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partner-ship's club facilities and other operating properties as these taxes are included in Net income from assets held for sale as described in Discontinued Operations.

     Property and Equipment and Other Assets

     Depreciation expense of $462,118 and $1,200,192 was recorded for the nine months ended September 30, 2003 and 2002, respectively. Amortization of loan fees, which is included in interest expense, of $0 and $50,000 was recorded for the nine months ended September 30, 2003 and 2002, respectively. Depreciation expense of $46,460 and $844,708 was recorded for the three months ended September 30, 2003 and 2002, respectively. Amortization of loan fees, which is included in interest expense, of $0 and $8,333 was recorded for the three months ended September 30, 2003 and 2002, respectively. The decrease in depreciation expense incurred during the three and nine month periods ending September 30, 2003 as compared to the same periods in 2002 is due to the continued sale of the remaining Partnership assets.

     Partnership Distributions

     During February 2003, the Partnership made a distribution for 2002 of $20,200,000 to its Holders of Interest ($50.00 per Interest) and $2,244,444 to the General Partner and Associate Limited Partners, collectively.

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

TRANSACTIONS WITH AFFILIATES

     The Partnership, subject to certain limitations, may engage affiliates of the General Partner for insurance brokerage and certain other administrative services to be performed in connection with the administration of the Partnership and its assets. The total of such costs for the nine months ended September 30, 2003 was approximately $101,300 all of which was paid as of November 3, 2003. The total of such costs for the nine months ended September 30, 2002 was approximately $254,500. In addition, the General Partner and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Partnership and the operation of the Partnership's properties. Such costs were approximately $268,000 and $450,300 for the nine months ended September 30, 2003 and 2002, respectively, all of which were paid as of November 3, 2003.

     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salaries and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the nine month period ended September 30, 2003, the amount of such costs incurred by the Partnership on behalf of these affiliates totaled approximately $45,200. At September 30, 2003, approximately $630 was owed to the Partnership, all of which was received as of November 3, 2003. For the nine month period ended September 30, 2002, the Partnership was entitled to reimbursements of approximately $145,000.

     For the nine month periods ended September 30, 2003 and 2002, the Partnership reimbursed St. Joe/Arvida Company, L.P. ("St. Joe/Arvida") or its affiliates approximately $6,047,000 and $3,382,000, respectively, for the services provided to the Partnership by St. Joe/Arvida pursuant to a sub-management agreement for development and management supervisory and advisory services (and personnel with respect thereto). On January 1, 2003 certain employees of the Partnership became employees of St. Joe/Arvida. Therefore, a significant portion of the expense related to this reimbursement to St. Joe/Arvida in 2003 was a direct operating expense of the Partnership for the nine months ended September 30, 2002. At
September 30, 2003, the Partnership owed St. Joe/Arvida approximately $11,300 for services provided pursuant to this agreement, all of which was paid as of November 3, 2003. The Partnership also receives reimbursement from St. Joe/Arvida and its affiliates for certain general and administrative costs including, and without limitation, salaries and salary-related costs relating to work performed by employees of the Partnership on behalf of St. Joe/Arvida and its affiliates. For the nine month periods ended September 30, 2003 and 2002, the Partnership was entitled to reimbursement of such costs totaling approximately $3,812,000 and $4,574,000, respectively, from St. Joe/Arvida and its affiliates. Of this amount, approximately $307,100 was owed to the Partnership at September 30, 2003, all of which was received as of November 3, 2003.

     The Partnership received reimbursement from St. Joe/Arvida and its affiliates for the use of certain equipment and property owned or leased by the Partnership. In addition, in July 2003, the Partnership assigned its rights as licensee in certain software licenses to The St. Joe Company in consideration of a payment for the assignment. The Partnership remains contingently liable to the software licensor for performance of the obligations under the software licenses and retains certain rights to use the software licenses. The net reimbursement and payment received for these items by the Partnership for the nine month periods ended
September 30, 2003 and 2002 was approximately $194,000 and $0, respectively.

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

Pursuant to these agreements, the Partnership is entitled to receive management fees for the services provided to these entities. Due to the timing of the cash flows generated from these entities' operations, such fees are typically paid in arrears. For the nine months ended
September 30, 2003 and 2002, the Partnership was entitled to receive approximately $65,700 and $358,000, respectively, none of which was received as of November 3, 2003.

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

COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under performance bonds for approximately $8,861,300 at September 30, 2003. In addition, certain joint ventures in which the Partnership holds an interest are also contingently liable under performance bonds for approximately $306,100 at September 30, 2003.

     On August 29, 2002, the Partnership entered into an agreement with St. Joe/Arvida for the prospective assignment to and assumption by St. Joe/Arvida of the Partnership's rights and obligations under the lease for its offices (approximately 19,100 rentable square feet of space) in Boca Raton, Florida, to be effective January 1, 2003. This agreement for the assignment and assumption of the lease was subsequently modified to be made effective January 1, 2004.

     Rental expense of $779,200 and $1,276,400 was incurred for the nine month periods ended September 30, 2003 and 2002, respectively.

     The Partnership was named a defendant in a number of homeowner lawsuits, certain of which purported to be class actions, that allegedly in part arose out of or related to Hurricane Andrew, which on August 24, 1992 resulted in damage to a former community development known as Country Walk.

     Other than the Juarez and Lakes of the Meadow lawsuits discussed below, these lawsuits have been settled, and United States Fire Insurance Company (whether acting on its own behalf or for its affiliates, "U.S. Fire"), one of the Partnership's insurance carriers that has paid for settlements of these lawsuits, has in some, but not all, instances, provided the Partnership with written reservation of rights letters. The aggregate amount of the settlements funded by this carrier is approximately $10.1 million. U.S. Fire has stated that it has funded these settlements pursuant to various non-waiver agreements. U.S Fire's position was that these non-waiver agreements permitted the carrier to fund the settlements without preventing it from raising insurance coverage issues or waiving such coverage issues. On May 23, 1995, U.S. Fire rescinded the various non-waiver agreements currently in effect regarding certain of these lawsuits, allegedly without waiving any future coverage defenses, conditions, limitations, or rights. For this and other reasons, the extent to which U.S. Fire may recover any of its settlement payments or associated fees and costs from the Partnership is uncertain. The Partnership believes that a material loss for the Partnership as a result of U.S. Fire's reservations of rights and its funding of the settlement payments is remote, although there is no assurance that the Partnership will not ultimately pay or reimburse the insurance carrier for some portion of the settlement payments or associated fees or costs. The accompanying consolidated financial statements do not reflect any accrual related to this matter.

     The Partnership is a defendant in an insurance subrogation matter. On or about May 10, 1996, a subrogation claim entitled Juarez v. Arvida Corporation et al., Case No. 96-09372 CA13 was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). In this suit, plaintiffs seek to recover damages, pre-and post-judgment interest, costs and any other relief the court may deem just and proper in connection with $3,200,000 American Reliance allegedly paid on specified claims at Country Walk in the wake of Hurricane Andrew. The Walt Disney Company (n/k/a Disney Enterprises, Inc., "Disney") is also a defendant in this suit. The Partnership is advised that the amount of this claim that allegedly relates to units it sold is a range of approximately $350,000 to $600,000. The Partnership is being defended by U.S. Fire. The Partnership believes that a material loss for the Partnership as a result of this lawsuit is remote. The accompanying consolidated financial statements do not reflect any accruals related to this matter.

     The Partnership has been named a defendant in a purported class action entitled Lakes of the Meadow Village Homes Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight and Nine Maintenance Associations, Inc., v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The original complaint was filed on or about November 27, 1995 and an amended complaint, which purports to be a class action, was filed on or about February 28, 1997. In the amended complaint, plaintiffs have sought unspecified damages, attorneys' fees and costs, recission of specified releases, and all other relief that plaintiffs may be entitled to at equity or at law on behalf of the 460 building units they allegedly represent for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs have alleged that Walt Disney World Company is responsible for liabilities that may arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership is potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs allege breach of building codes and breach of implied warranties. In addition, plaintiffs seek recission and cancellation of various general releases obtained by the Partnership allegedly in the course of the turnover of the Community to the residents. Plaintiffs have indicated that they may seek to hold the Partnership responsible for the entire amount of alleged damages owing as a result of the alleged deficiencies existing throughout the entire development. The Partnership has tendered this matter to Disney pursuant to the Partnership's indemnification rights and has filed a third-party complaint against it pursuant to the Partnership's rights of contractual indemnity. The Partnership has also answered the amended complaint and has filed a cross-claim against Disney's affiliate, Walt Disney World Company, for common law indemnity and contribution. Discovery in this litigation is proceeding with a discovery cut-off currently set for January 21, 2004, and a trial date to be set thereafter.

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

     On August 8, 2002, the Partnership attended a mediation of this matter. During the course of the mediation, plaintiffs demanded $298,000,000 on behalf of the Association Nos. 1-7 and 9, such sums allegedly representing the cost to address all construction defects currently alleged to exist by plaintiffs, associated damages and such other relief as the plaintiffs believe they are entitled, including punitive damages. As to the claim for punitive damages, the Court subsequently denied plaintiffs leave to amend the complaint to add a punitive damage claim. With this demand, plaintiffs have sought to impose liability on the Partnership for all of the units in Association Nos. 1-7 and 9. The Partnership believes that its liability, if any, extends to the portion of the units that the Partnership built and sold, which the Partnership estimates to be approximately ten percent of the units in Association
Nos. 1-7 and 9. In this mediation session, a mediation conducted on November 15-16, 2002, and in various other continuing communications, the parties have discussed the issues raised by the notices of violation, plaintiffs' demands, and possible ways in which to address those issues, including possible settlement. The parties held an additional mediation session on September 22-23, 2003, at which they had a further discussion of the terms of a possible settlement. Certain issues remain to be resolved regarding a settlement, and there is no assurance that the parties will reach an agreement to settle. Further discussions are expected.

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

     On the basis of the discussions to date, the Partnership believes that the cost of addressing the issues raised by, and to receive a release from, Association Nos. 1-7 and 9 can currently be estimated at $5.6 million. As with the cost to address the issues raised by Association No. 8, the Partnership has asked U.S. Fire to pay the expense of addressing the issues of these plaintiffs and resolving this matter. In the event that U.S. Fire does not pay these costs, the Partnership expects to fund these costs under the circumstances and seek reimbursement from U.S. Fire for a portion of these costs, up to the remaining limits of its insurance policy for this type of loss.

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

     The Partnership strongly disagrees with the positions taken by U.S. Fire and Home regarding coverage under the relevant insurance policies and believes that it is covered under the terms of those policies. However, for reasons cited above, and others, the Partnership can give no assurances as to the ultimate portion of the expenses, fees, and damages allegedly relating to the Lakes of the Meadow Matter, if any, which will be covered by its insurance.

     The Partnership, the General Partner and certain related parties as well as other unrelated parties have been named defendants in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al, Case No. 03010709, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was filed on or about June 20, 2003, plaintiff purports to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston, which has approximately 150 homes. Plaintiff has filed a fourteen count complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiff complains, among other things, that the homes were not built of high quality and adequate construction, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation were improper, and that the homes suffer from improper shutter storm protection systems. The Partnership believes that it has meritorious defenses. Due to, among other things, the early stage of the litigation, the Partnership has not determined what, if any, loss exposure that it may have for this matter, and the accompanying consolidated financial statements do not reflect any accruals related to this matter. This case has been tendered to Zurich for defense and indemnity. Zurich is providing a defense of this matter under a purported reservation of rights. The Partnership is unable to determine the ultimate portion of the expenses, fees, and damages, if any, which will be covered by its insurance.

     The following three lawsuits in large part allegedly arise out of landscaping issues at certain subdivisions in the Weston Community. These lawsuits are collectively referred to as the "landscape cases."

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

     On October 22, 2003, a case entitled Weston Lakes Maintenance Association v. Arvida/JMB Partners and Arvida/JMB Managers, Inc., Case No. 0318490, was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida Civil Division, but not yet served on the defendants. In the four-count complaint plaintiff, Weston Lakes Maintenance Association, alleges that it brings this action based on its common identity with the individual home buyers with regard to the common community elements. Plaintiff alleges that defendants negligently selected and installed inferior landscaping materials in the common areas and elements of the Weston Lakes subdivision. Plaintiff alleges that defendants' actions have caused higher than expected maintenance fees and that the landscaping is causing injury and damage to sidewalks and roadways that must be repaired or replaced. Plaintiff alleges that an unspecified large sum of money will be required to replace the alleged substandard landscaping and that significant expense on remedial maintenance, repair and replacement of elements throughout the community will be incurred. The four-count complaint is for negligent construction and design of landscaping allegedly based on a violation of a Broward County ordinance regarding plant materials, common law negligence, breach of implied warranty of fitness, and breach of implied warranty of merchantability. Plaintiff seeks a judgment in an unspecified amount and type of damages, attorney's fees and such other relief as the court may deem proper. Defendants believe they have meritorious defenses. The case is in its preliminary stages and defendants intend to defend this matter vigorously.

     Due to, among other things, the early stages of litigation, the Partnership has not determined what, if any, loss exposure that it may have for the landscape cases, and the accompanying consolidated financial statements do not reflect any accruals related to the landscape cases.
Each of the landscape cases has been tendered to Zurich American Insurance Company or one of its affiliates (collectively, "Zurich") for defense and indemnity. Zurich is providing a defense of each of the landscape cases under a purported reservation of rights. The Partnership is unable to determine the ultimate portion of the expenses, fees, and damages allegedly relating to the landscape cases, if any, which will be covered by its insurance.

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

SUBSEQUENT EVENT

     In November 2003, the Partnership entered into sale and purchase agreements with an unaffiliated third party with respect to two small land parcels each containing a billboard monument sign located in the City of Weston. The transactions are scheduled to close on December 8, 2003, subject to extension or termination in accordance with the terms of the agreements and further subject to customary and ordinary closing conditions. However, there can be no assurance as to when or if these transactions will close and if they do close, the amount of net proceeds that will be received by the Partnership.


PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements ("Notes") contained in this report for additional information concerning the Partnership and its operations.

     This report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. Words like "believes," "expects," "anticipates," "likely," and similar expressions used in this report are intended to identify forward-looking statements. These forward-looking statements give the Partnership's current estimates or expectations of future events, circumstances or results, including statements concerning possible future distributions and the amount of time and money that may be involved in completing the liquidation, winding up and termination of the Partnership or, if applicable, a Liquidating Trust (discussed below) as a successor to the Partnership. Any forward-looking statements made in this report are based upon the Partnership's understanding of facts and circumstances as they exist on the date of this report, and therefore such statements speak only as of the date of this report. In addition, the forward-looking statements contained in this report are subject to risks, uncertainties and other factors that may cause the actual events or circumstances, or the results or performances of the Partnership, to be materially different from those estimated or expected, expressly or implicitly, in the forward-looking statements. In particular, but without limitation, statements concerning possible future distributions to the Holders of Interests or the timing or costs associated with completion of a liquidation, winding up and termination may be adversely affected by unanticipated liabilities or increases in required reserves to meet possible claims or contingencies (including, without limitation, contingencies relating to potential homeowner warranty claims), additional or unanticipated remedial construction or development costs, delays in resolving pending or threatened litigation or potential claims, delays in satisfying conditions or obligations under permits obtained by the Partnership, including those for mitigation for the Weston Increment III area, currently unasserted claims that arise in the future and other factors affecting the timing or amount of expenses incurred in completing a liquidation, winding up and termination.

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

     In November 2003, the Partnership entered into sale and purchase agreements with an unaffiliated third party with respect to two small land parcels each containing a billboard monument sign located in the City of Weston. The transactions are scheduled to close on December 8, 2003, subject to extension or termination in accordance with the terms of the agreements and further subject to customary and ordinary closing conditions. However, there can be no assurance as to when or if these transactions will close and if they do close, the amount of net proceeds that will be received by the Partnership.

     On September 12, 2003, the Partnership, through certain consolidated entities, closed on the sale of a land parcel in Boca Raton to an unaffiliated third party. The gross sales price of the land parcel was $231,118. There were no related costs associated with the sale of this parcel resulting in net cash proceeds from the sale of $231,118, and a gain of $231,118 for financial reporting purposes and for Federal income tax purposes.

     On May 23, 2003, the Partnership, through certain consolidated entities, closed on the sale of a land parcel adjacent to the Shoppes ("Town Center Parcel") to an unaffiliated third party. The gross sale price of the Town Center Parcel was $1,200,000. Net cash proceeds received from the sale after prorations and closing costs totaled approximately $982,000. The sale resulted in a gain of approximately $354,000 for financial reporting purposes and Federal income tax purposes.

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

     On February 7, 2003, the Partnership through certain consolidated entities (collectively, the "Seller"), closed on the sale of The Shoppes of Town Center (the "Shoppes") in Weston, a mixed use retail/office plaza consisting of approximately 158,000 net leasable square feet, to unaffiliated third parties (collectively, the "Buyer"). The gross sale price for the Shoppes was $34,330,000. Net cash proceeds received from the sale, after prorations, credits, closing costs, amounts escrowed and the settlement of the Seller's outstanding loan balance totaled approximately $18,198,000. Under the Sale and Purchase Agreement (the "Agreement"), the Seller undertook certain indemnity obligations for the benefit of the Buyer or its lender. In general, these obligations relate to indemnification against loss, costs or expenses arising out of a breach of representation or warranty, possible claims of tenants, certain rent obligations, restrictions on the leasing or use of the property, litigation relating to the property, claims occurring or accruing prior to the closing and certain other usual and customary matters. Some of these indemnity obligations will terminate as to claims made after the first anniversary date of the sale while other of these indemnity obligations have no specified termination. The Partnership has recorded a liability of approximately $126,000 for these indemnity obligations at September 30, 2003. The Seller deposited $100,000 and the Buyer deposited $50,000 in escrow to secure an obligation to indemnify the Buyer's lender. The Seller also deposited $50,000 in escrow as security for completion of remediation work for compliance with the Americans with Disabilities Act. The net book value and net cash proceeds received from the sale represented approximately 22% and 13%, respectively, of the Partnership's total consolidated assets for financial reporting purposes at December 31, 2002. The sale resulted in a gain of approximately $1,365,000 for financial reporting purposes and a gain of approximately $1,835,000 for Federal income tax purposes.

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

     On October 1, 2002, the Partnership, through certain consolidated entities, closed on the sale of Weston Hills Country Club (the "Country Club") to an unaffiliated third party. Under the sale and purchase agreement, the seller (i) made certain representations, warranties and covenants for the benefit of the purchaser concerning the sellers and the Country Club and its business and operations and (ii) agreed to indemnify the purchaser against third party claims or causes of actions in connection with the sellers' ownership or operation of the Country Club and occurring or accruing prior to the closing as well as against certain other usual and customary matters. In general, the representations, warranties and covenants survive for one year from the date of closing while the indemnity obligations have no express termination. The maximum potential amount of these obligations is generally $1,000,000. In accordance with the sale and purchase agreement, $1,000,000 of the sale price was placed in escrow to pay possible claims or demands of the purchaser arising from the sale during the one-year period, and is therefore reflected as restricted cash on the accompanying consolidated balance sheets at September 30, 2003 and at December 31, 2002. As of October 1, 2003, the representations, warranties and covenants made by the Partnership in connection with the sale of the Country Club have expired. The Partnership has sent an "Authorization for Escrow Release" form to the buyer for signature. The buyer has not yet returned the form to the Partnership. However, the buyer has not given any formal indication that it will dispute the release of the escrowed funds. No liability has been recorded for these obligations. The gross cash sale price for the Country Club was $23,500,000 plus approximately $224,000 for existing consumable and saleable inventory. Net cash proceeds received from the sale, after prorations, closing costs and payment of funds into escrow, totaled approximately $19,348,000. The sale resulted in a gain of approximately $6,980,000 for financial reporting purposes and a loss of approximately $6,106,000 for Federal income tax purposes.

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

     At September 30, 2003 and December 31, 2002, the Partnership had unrestricted Cash and cash equivalents of approximately $86,533,000 and $88,969,000, respectively. At October 31, 2003, the Partnership had unrestricted Cash and cash equivalents of approximately $86,029,000. Cash and cash equivalents are available for working capital requirements, reserves and distributions to partners and Holders of Interests. The source of both short-term and long-term future liquidity is expected to be derived primarily from cash on hand.

     The Partnership expects to make a distribution at the end of November 2003 of $20,200,000 to its Holders of Interests ($50 per Interest) and $2,244,444 to the General Partner and Associate Limited Partners, collectively.

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

RESULTS OF OPERATIONS

     The results of operations for the nine months ended September 30, 2003 and 2002, are primarily attributable to the development and sale of the Partnership's remaining assets.

     The decrease in balance sheets components such as trade and other receivables, real estate inventories, prepaid expenses and other assets, accounts payable, and deposits at September 30, 2003 as compared to December 31, 2002 is attributable to the ongoing orderly liquidation of the Partnership's assets as previously discussed. The reduction in restricted cash is due to the release of collateral securing certain letters of credit. The decrease in assets held for sale and liabilities related to assets held for sale is primarily attributable to the sale of the Shoppes and payment of the mortgage loan secured by the property out of the sale proceeds in February 2003. The decrease in Accrued expenses and other liabilities is primarily due to the payment in 2003 of approximately $3,135,000 of accrued bonus and incentive compensation and the payment of approximately $1,414,000 of general development obligations for the Weston Community.

     For the three months ended September 30, 2003, the Partnership (including its consolidated and unconsolidated ventures) closed on the sale of a land parcel in Boca Raton. All housing units were closed as of June 30, 2003. This compares to closings in the third quarter of 2002 of 256 housing units. As of September 30, 2003, there were no outstanding contracts ("backlog"). As of September 30, 2002, the backlog was for 130 housing units and for the sales of the Country Club, the Shoppes and the Waterways II parcel.

     Housing revenues and gross operating profit margins from housing operations decreased for the nine month period ended September 30, 2003 as compared to the same period in 2002, due to the significant decrease in the number of units closed, a change in the estimate for future warranty costs resulting in an increase in the estimated warranty reserve, additional costing of construction overheads incurred which exceeded previously used estimates, and a change in the mix of product sold. There were no housing revenues for the three months ended September 30, 2003 as compared with $65,362,000 for the same period in 2002. The negative gross operating profit margin for the three months ended September 30, 2003 is due primarily to the recognition of the increased construction overheads and warranty reserves mentioned above. The average per unit sales price was approximately $183,000 for the nine months ended September 30, 2003 as compared to approximately $290,000 for the same period in 2002. Revenues generated from the closing of units in Weston account for all of the housing revenues recognized for the nine month periods ended September 30, 2003 and 2002.

     The Partnership has completed construction and closed on the sale of all remaining housing units to be built by the Partnership. The
Partnership's remaining assets include tangible personal property including vehicles and furniture, fixtures and equipment used in the Partnership's operations, receivables and certain contract rights.

     The Partnership, through certain consolidated entities, closed on the sale of a land parcel in Boca Raton to an unaffiliated third party on September 12, 2003. The gross sales price of the land parcel was $231,118.

Net cash proceeds from the sale were $231,118 as there were no related costs associated with the sale of this parcel.

     The decrease in revenues from Brokerage and other operations for the three and nine months ended September 30, 2003 as compared to the same periods in 2002 is due primarily to a decrease in fees earned from the Partnership's mortgage brokerage operations due to a decrease in the number of housing units closed.

     Selling, general and administrative expenses decreased for the three and nine months ended September 30, 2003 as compared to the same periods in 2002 due primarily to decreased marketing, support service costs, and project administrative costs resulting from the final stage of development of the Partnership's Weston Community.

     Interest income decreased during the nine months ended September 30, 2003 as compared to the same period in 2002 due primarily to the decline in interest rates on invested funds.

     The decrease in interest and real estate taxes for the nine months ended September 30, 2003 as compared to the same period in 2002 is due primarily to a refund in March 2003, of a tax overpayment made by the Partnership in 2002.

     Net income from assets held for sale decreased during the three and nine months ended September 30, 2003 as compared to the same periods in 2002 due primarily to the sale of the Shoppes during February 2003 and the sale of the Country Club in October 2002. For the nine months ended September 30, 2003 and 2002, net income from assets held for sale was $361,634 and $3,233,297, respectively. For the three months ended September 30, 2003 and 2002, net income from assets held for sale was $8,143 and $1,010,843, respectively.

     Gain on sale of assets held for sale during the nine months ended September 30, 2003 is due to the gains recognized from the sales of the Town Center parcel and the Shoppes, partially offset by a loss on the sale of two commercial office building units in Weston. The loss on sale of assets held for sale during the nine months ended September 30, 2002 was due to the sale of three commercial office building units in Weston. For the three months ended September 30, 2003, the loss on sale of assets held for sale was due to some additional expenses recorded in accordance with the application of FIN 45, in connection with the sale of the Shoppes in Weston.

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

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     The Partnership has been named a defendant in a purported class action entitled Lakes of the Meadow Village Homes Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight and Nine Maintenance Associations, Inc., v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The original complaint was filed on or about November 27, 1995 and an amended complaint, which purports to be a class action, was filed on or about February 28, 1997. In the amended complaint, plaintiffs have sought unspecified damages, attorneys' fees and costs, recission of specified releases, and all other relief that plaintiffs may be entitled to at equity or at law on behalf of the 460 building units they allegedly represent for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs have alleged that Walt Disney World Company is responsible for liabilities that may arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership is potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs allege breach of building codes and breach of implied warranties. In addition, plaintiffs seek recission and cancellation of various general releases obtained by the Partnership allegedly in the course of the turnover of the Community to the residents. Plaintiffs have indicated that they may seek to hold the Partnership responsible for the entire amount of alleged damages owing as a result of the alleged deficiencies existing throughout the entire development. The Partnership has tendered this matter to The Walt Disney Company (n/k/a Disney Enterprises, Inc., "Disney") pursuant to the Partnership's indemnification rights and has filed a third-party complaint against it pursuant to the Partnership's rights of contractual indemnity. The Partnership has also answered the amended complaint and has filed a cross-claim against Disney's affiliate, Walt Disney World Company, for common law indemnity and contribution. Discovery in this litigation is proceeding with a discovery cut-off currently set for January 21, 2004, and a trial date to be set thereafter.

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

     On August 8, 2002, the Partnership attended a mediation of this matter. During the course of the mediation, plaintiffs demanded $298,000,000 on behalf of the Association Nos. 1-7 and 9, such sums allegedly representing the cost to address all construction defects currently alleged to exist by plaintiffs, associated damages and such other relief as the plaintiffs believe they are entitled, including punitive damages. As to the claim for punitive damages, the Court subsequently denied plaintiffs leave to amend the complaint to add a punitive damage claim. With this demand, plaintiffs have sought to impose liability on the

Partnership for all of the units in Association Nos. 1-7 and 9. The Partnership believes that its liability, if any, extends to the portion of the units that the Partnership built and sold, which the Partnership estimates to be approximately ten percent of the units in Association
Nos. 1-7 and 9. In this mediation session, a mediation conducted on November 15-16, 2002, and in various other continuing communications, the parties have discussed the issues raised by the notices of violation, plaintiffs' demands, and possible ways in which to address those issues, including possible settlement. The parties held an additional mediation session on September 22-23, 2003, at which they had a further discussion of the terms of a possible settlement. Certain issues remain to be resolved regarding a settlement, and there is no assurance that the parties will reach an agreement to settle. Further discussions are expected.

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

     On the basis of the discussions to date, the Partnership believes that the cost of addressing the issues raised by, and to receive a release from, Association Nos. 1-7 and 9 can currently be estimated at $5.6 million. As with the cost to address the issues raised by Association No. 8, the Partnership has asked U.S. Fire to pay the expense of addressing the issues of these plaintiffs and resolving this matter. In the event that U.S. Fire does not pay these costs, the Partnership expects to fund these costs under the circumstances and seek reimbursement from U.S. Fire for a portion of these costs, up to the remaining limits of its insurance policy for this type of loss.

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

     The Partnership strongly disagrees with the positions taken by U.S. Fire and Home regarding coverage under the relevant insurance policies and believes that it is covered under the terms of those policies. However, for reasons cited above, and others, the Partnership can give no assurances as to the ultimate portion of the expenses, fees, and damages allegedly relating to the Lakes of the Meadow Matter, if any, which will be covered by its insurance.

     The Partnership, the General Partner and certain related parties as well as other unrelated parties have been named defendants in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al, Case No. 03010709, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was filed on or about June 20, 2003, plaintiff purports to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston, which has approximately 150 homes. Plaintiff has filed a fourteen count complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiff complains, among other things, that the homes were not built of high quality and adequate construction, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation were improper, and that the homes suffer from improper shutter storm protection systems. The Partnership believes that it has meritorious defenses. Due to, among other things, the early stage of the litigation, the Partnership has not determined what, if any, loss exposure that it may have for this matter, and the accompanying consolidated financial statements do not reflect any accruals related to this matter. This case has been tendered to Zurich for defense and indemnity. Zurich is providing a defense of this matter under a reservation of rights. The Partnership is unable to determine the ultimate portion of the expenses, fees, and damages, if any, which will be covered by its insurance.

     The following three lawsuits in large part allegedly arise out of landscaping issues at certain subdivisions in the Weston Community. These lawsuits are collectively referred to as the "landscape cases."

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

     On October 22, 2003, a case entitled Weston Lakes Maintenance Association v. Arvida/JMB Partners and Arvida/JMB Managers, Inc., Case No. 0318490, was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida Civil Division, but not yet served on the defendants. In the four-count complaint plaintiff, Weston Lakes Maintenance Association, alleges that it brings this action based on its common identity with the individual home buyers with regard to the common community elements. Plaintiff alleges that defendants negligently selected and installed inferior landscaping materials in the common areas and elements of the Weston Lakes subdivision. Plaintiff alleges that defendants' actions have caused higher than expected maintenance fees and that the landscaping is causing injury and damage to sidewalks and roadways that must be repaired or replaced. Plaintiff alleges that an unspecified large sum of money will be required to replace the alleged substandard landscaping and that significant expense on remedial maintenance, repair and replacement of elements throughout the community will be incurred. The four-count complaint is for negligent construction and design of landscaping allegedly based on a violation of a Broward County ordinance regarding plant materials, common law negligence, breach of implied warranty of fitness, and breach of implied warranty of merchantability. Plaintiff seeks a judgment in an unspecified amount and type of damages, attorney's fees and such other relief as the court may deem proper. Defendants believe they have meritorious defenses. The case is in its preliminary stages and defendants intend to defend this matter vigorously.

     Due to, among other things, the early stages of litigation, the Partnership has not determined what, if any, loss exposure that it may have for the landscape cases, and the accompanying consolidated financial statements do not reflect any accruals related to the landscape cases.
Each of the landscape cases has been tendered to Zurich American Insurance Company or one of its affiliates (collectively, "Zurich") for defense and indemnity. Zurich is providing a defense of each of the landscape cases under a purported reservation of rights. The Partnership is unable to determine the ultimate portion of the expenses, fees, and damages allegedly relating to the landscape cases, if any, which will be covered by its insurance.

     Other than as described above, the Partnership is not subject to any material legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership.

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

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                ARVIDA/JMB PARTNERS, L.P.

                BY:   Arvida/JMB Managers, Inc.
                      (The General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: November 14, 2003


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of Arvida/JMB Partners, L.P. by the following person in the capacities and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: November 14, 2003