Form 10-K
period 2003-12-31
ARVIDA JMB PARTNERS L P
filed 2004-03-30
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the Fiscal Year
Ended December 31, 2003                       Commission file no. 0-16976


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

                               TABLE OF CONTENTS


                                                                Page
                                                                ----
PART I

Item 1.       Business . . . . . . . . . . . . . . . . . . . . .   1

Item 2.       Properties . . . . . . . . . . . . . . . . . . . .   5

Item 3.       Legal Proceedings. . . . . . . . . . . . . . . . .   5

Item 4.       Submission of Matters to a
              Vote of Security Holders . . . . . . . . . . . . .   9


PART II

Item 5.       Market for the Registrant's Common Equity,
              Related Security Holder Matters and
              Issuer Purchases of Equity Securities. . . . . . .  10

Item 6.       Selected Financial Data. . . . . . . . . . . . . .  11

Item 7.       Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations. . . . . . . . . . . . . . .  14

Item 7A.      Quantitative and Qualitative
              Disclosures About Market Risk. . . . . . . . . . .  21

Item 8.       Financial Statements and
              Supplementary Data . . . . . . . . . . . . . . . .  22

Item 9.       Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure . . . . . . . . . . . . . . .  52

Item 9A.      Controls and Procedures. . . . . . . . . . . . . .  52


PART III

Item 10.      Director and Executive Officers of
              the Registrant . . . . . . . . . . . . . . . . . .  53

Item 11.      Executive Compensation . . . . . . . . . . . . . .  55

Item 12.      Security Ownership of Certain Beneficial
              Owners and Management and Related Security
              Holder Matters . . . . . . . . . . . . . . . . . .  56

Item 13.      Certain Relationships and
              Related Transactions . . . . . . . . . . . . . . .  57

Item 14.      Principal Accountant Fees and Services . . . . . .  59


PART IV

Item 15.      Exhibits, Financial Statement
              Schedules, and Reports on Form 8-K . . . . . . . .  60


SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . .  62

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

     Pursuant to Section 5.5J of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), on October 23, 1997, the Board of Directors of the General Partner met and approved a resolution selecting the option set forth in Section 5.5J(i)(c) of the Partnership Agreement for the Partnership to commence an orderly liquidation of its remaining assets that was to be completed by October 2002. In October 2002, the Partnership commenced a solicitation for consents to an amendment (the "Amendment") to the Partnership Agreement providing for an extension of the term of the Partnership's liquidation period to not later than October 31, 2005. In addition, under the terms of the Amendment, Arvida/JMB Managers, Inc., the General Partner of the Partnership, is authorized, in its sole discretion, to complete the liquidation of the Partnership by forming a liquidating trust (the "Liquidating Trust") and contributing any remaining Partnership assets to the Liquidating Trust subject to all outstanding obligations and liabilities of the Partnership. In November 2002, the Holders of a majority of the outstanding Interests gave their consent to the Amendment, which became effective October 29, 2002, and, accordingly, the term of the Partnership's liquidation period has been extended.

     As noted above, under the terms of the Amendment, the General Partner is authorized, in its sole discretion, to complete the termination of the Partnership by forming a Liquidating Trust. The trustee or trustees of the Liquidating Trust could be an officer or officers of the General Partner. The remaining Partnership assets would be contributed to the Liquidating Trust subject to all outstanding obligations and liabilities of the Partnership. The General Partner, Associate Limited Partners and Holders of Interests would receive beneficial interests in the Liquidating Trust in proportion to their respective interests in the Partnership. Subsequently, after liquidating any remaining non-cash assets and providing for the payment or satisfaction of all such obligations and liabilities, the trustee(s) of the Liquidating Trust would distribute any remaining proceeds to the General Partner, Associate Limited Partners and Holders of Interests in proportion to their respective interests in the Liquidating Trust.

     Pending the completion of the liquidation, winding up and termination of the Partnership (or if applicable, the Liquidating Trust), it is anticipated that the Partnership (or the Liquidating Trust, as the case may be) will retain a substantial amount of funds in reserve to provide for the payment of, the defense against, or other satisfaction or resolution of obligations, liabilities (including contingent liabilities) and current and possible future claims, including those for possible construction repairs, homeowner warranty claims, completion of work for certain homeowner associations and master associations and pending and possible future litigation and environmental matters. The amount of funds to be retained in reserve for these purposes has not yet been determined. The Partnership currently expects that those available funds in excess of the amount determined to be held in reserve would be distributed during 2004 and 2005 to the partners and Holders of Interests. That portion, if any, of the funds held in reserve that are not ultimately used to pay, defend or otherwise resolve or satisfy obligations, liabilities or claims would subsequently be distributed to the partners and Holders of Interests as a final liquidating distribution at a later date.

     The assets of the Partnership have consisted principally of interests in land developed into master-planned residential communities (the "Communities"), and, to a lesser extent, commercial properties; accounts receivable; construction, brokerage and other support businesses; real estate assets held for investment and certain club and recreational facilities. The Partnership has been principally engaged in the development of comprehensively planned resort and primary home Communities containing a diversified product mix designed for the middle and upper income segments of the various markets in which the Partnership operated. The Communities were located primarily throughout the State of Florida, with Communities also located near Atlanta, Georgia and Highlands, North Carolina. In addition, the Partnership, directly or through certain subsidiaries, has provided development and management services to the homeowners associations within the Communities.

     The Partnership has completed construction and closed on the sale of all remaining housing units to be built by the Partnership. The Partnership's remaining assets include, in addition to its cash and cash equivalents, tangible personal property including vehicles and furniture, fixtures and equipment used in the Partnership's operations, receivables, and certain contract rights, including an interest in a joint venture that owns a 2.5 acre commercial parcel in Ocala, Florida. The Partnership expects to sell all of its remaining tangible saleable assets in 2004. However, there can be no assurance this sale will take place.

     During 2003 the Partnership closed on the sale of 128 townhomes in the Partnership's Weston Community, which were the last remaining housing units to be built by the Partnership. During 2003 the Partnership also sold The Shoppes of Town Center (the "Shoppes"), a mixed-use retail/office plaza consisting of approximately 158,000 net leasable square feet in Weston, a land parcel adjacent to the Shoppes, two commercial office building units in Weston, a small land parcel in Boca Raton, Florida and two small land parcels located in the City of Weston, Florida, each containing a billboard monument sign.

     In 1996 the Partnership obtained, or caused to be obtained, certain permits from the United States Army Corps of Engineers (the "Corps"), the Florida Department of Environmental Protection ("FDEP") and the Broward County Department of Natural Resource Protection ("BCDNRP") in connection with the Partnership's development of approximately 1,166 acres in Increment III of the Weston Community, certain portions of which were environmentally sensitive and had been subject to protection as wetlands. The Partnership was named as a co-permittee along with the Indian Trace Development District (the predecessor to the City of Weston) on the permits issued by the Corps and BCDNRP, with the Indian Trace Development District named as sole permittee on the permit issued by FDEP. In order to obtain these permits, the Partnership developed a plan for mitigation of approximately 1,553 other acres of wetlands. The mitigation plan requires improvement of the function and value of the wetlands, including development of refuge habitat areas, and ongoing maintenance and monitoring of the same. In general, the permits require, among other things, the achievement in each of three consecutive years of specific amounts of wetlands functional value credits in the five parcels included in the mitigation area. Under an agreement entered into with the City of Weston (as the successor to the Indian Trace Development District, the original party to the agreement), in general, the Partnership contributed the land for the mitigation area and has been providing the technical expertise necessary to obtain the permits and implement their conditions to achieve the specified wetlands functional value credits for the mitigation area. The City of Weston has agreed to pay development costs and assume perpetual maintenance of the mitigation area.

     During at least the 18 consecutive months ending in the Fall 2003, the most recent period for which information has been compiled, each of the five parcels in the mitigation area has achieved wetlands functional value credits equal to or in excess of the required amount for such parcel. (During the 12 months (the "Spring 2002 Period") preceding this 18-month period, the five parcels collectively, and most, but not all, of the five parcels individually, achieved wetlands functional value credits equal to or in excess of the required amounts.) The Partnership currently expects that the mitigation area (including each of its parcels) will achieve the requisite wetland functional value credits for the three consecutive years ending in the Spring 2005. In addition, the Partnership may seek a waiver under each of the permits determining that the substantial compliance during the Spring 2002 Period satisfies the requirements for that annual period under the permits and obtain a determination that the three-year period ending Spring 2004 satisfies the permit requirements for achievement of the wetland functional value credits. In either event, the Partnership expects to seek a termination of its involvement under the permits and the mitigation area through an acknowledgment of the Partnership's release by the Corps and BCDNRP under their respective permits and an acknowledgment by the City of Weston of its responsibility for perpetual maintenance of the mitigation area. The Partnership does not expect that the cost to achieve the remaining wetlands functional value credits and satisfy other requirements under the Corps and BCDNRP permits will be a material expense to the Partnership. However, there is no assurance in regard to the timing of the Partnership's release under the Corps and BCDNRP permits, including whether the mitigation area will achieve the requisite wetlands functional value credits for the three-year period ending in the Spring 2005 (or whether the Partnership will be able to obtain a waiver for the Spring 2002 Period and have the three-year period ending Spring 2004 satisfy the permit requirements). In addition, there is no assurance in regard to the timing or possible expense that may be involved in obtaining an acknowledgment by the City of Weston of its obligation for the perpetual maintenance of the mitigation area.

     Pursuant to a management agreement with the Partnership, through December 31, 1997, Arvida Company ("Arvida"), an affiliate of the General Partner, provided development and management supervisory and advisory services and the personnel therefor to the Partnership for all of its projects and operations, subject, in each case, to the overall control of the General Partner on behalf of the Partnership. Arvida entered into a sub-management agreement with St. Joe/Arvida Company, LP ("St. Joe/Arvida"), effective January 1, 1998, whereby St. Joe/Arvida provides (and is reimbursed for) a substantial portion of the development and management supervisory and advisory services (and personnel with respect thereto) to the Partnership that Arvida would have otherwise provided pursuant to its management agreement with the Partnership. Effective

January 1, 1998, St. Joe/Arvida employed most of the same personnel previously employed by Arvida, and the services provided to the Partnership pursuant to the sub-management agreement generally have been provided by the same personnel. Affiliates of JMB Realty Corporation owned a minority interest in St. Joe/Arvida until July 2003, when they sold their minority interest to an affiliate of the St. Joe Company. Such sale did not involve the sale of any assets of the Partnership, the sale of the General Partner's interest in the Partnership, nor a change in the submanagement agreement for the services provided to the Partnership by St. Joe/Arvida.

     The business of the Partnership has been cyclical in nature and certain aspects of the development of Community projects were to some degree seasonal. Such seasonality did not have a material impact on its business. A presentation of information about industry segments, geographic regions or raw materials is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

     In developing the infrastructure and amenities of its Communities and building its own housing products, the Partnership generally has functioned as a general contractor. The Partnership generally followed the practice of hiring subcontractors, architects, engineers and other professionals on a project-by-project basis rather than maintaining in-house capabilities, principally to be able to select the subcontractors and consultants it believed were most suitable for a particular development project and to control fixed overhead costs. The Partnership has not been faced with any significant material or labor shortages.

     The Partnership's real properties were subject to competition from similar types of properties in the vicinities in which they are located, including properties owned, advised or managed by affiliates of the General Partner. The Partnership's principal markets have been in Florida, particularly in or near Jacksonville, Tampa, Longboat Key, Boca Raton and Broward County, Florida and, to a lesser extent, in or near Atlanta, Georgia and the Highlands, North Carolina. In general, the Partnership has competed with other real estate projects primarily on the basis of the location and quality of its real estate developments and, in the case of its Community developments, the type and quality of its amenities. The Partnership has no real estate assets located outside of the United States.

     At March 1, 2004, the Partnership had 7 employees as compared to 80 employees at March 1, 2003. The reduction in employees is consistent with the orderly liquidation of the Partnership's remaining assets currently in process.

     The Partnership currently owns no patents, trademarks, licenses or franchises other than those trademarks and tradenames in respect of the names of certain of its Communities. The Arvida name and the service marks with respect to the Arvida name were owned by Arvida, subject to the Partnership's non-exclusive right to use the Arvida name and service marks under a license agreement with Arvida (and subject to the non-exclusive rights of certain third parties to the use of the name). St. Joe/Arvida owns the Arvida name and service marks with respect to the Arvida name.
The Partnership has a license agreement with St. Joe/Arvida to use the Arvida name.

     The terms of transactions between the Partnership and the General Partner and its affiliates are set forth in Items 11 and 13 filed with this annual report to which reference is hereby made for a description of such terms and transactions.

ITEM 2.  PROPERTIES

     The Partnership has completed construction and closed on the sale of all remaining housing units to be built by the Partnership and has sold or otherwise disposed of virtually all of its other real estate assets. Through a joint venture, the Partnership owns a 2.5 acre commercial parcel in Ocala Florida. A visitor information center is located on the property, which is leased to an unaffiliated third party. The Partnership is currently in discussions to sell its ownership interest in this joint venture to its joint venture partner in 2004. However, there can be no assurance this sale will take place.


ITEM 3.  LEGAL PROCEEDINGS

     The Partnership has been named a defendant in a purported class action entitled Lakes of the Meadow Village Homes Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight and Nine Maintenance Associations, Inc., v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The original complaint was filed on or about November 27, 1995 and an amended complaint, which purports to be a class action, was filed on or about February 28, 1997. In the amended complaint, plaintiffs have sought unspecified damages, attorneys' fees and costs, recission of specified releases, and all other relief that plaintiffs may be entitled to at equity or at law on behalf of the 460 building units they allegedly represent for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs have alleged that Walt Disney World Company is responsible for liabilities that may arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership is potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs allege breach of building codes and breach of implied warranties. In addition, plaintiffs seek recission and cancellation of various general releases obtained by the Partnership allegedly in the course of the turnover of the Community to the residents. Plaintiffs have indicated that they may seek to hold the Partnership responsible for the entire amount of alleged damages owing as a result of the alleged deficiencies existing throughout the entire development. The Partnership has tendered this matter to The Walt Disney Company (n/k/a Disney Enterprises, Inc., "Disney") pursuant to the Partnership's indemnification rights and has filed a third-party complaint against it pursuant to the Partnership's rights of contractual indemnity. The Partnership has also answered the amended complaint and has filed a cross-claim against Disney's affiliate, Walt Disney World Company, for common law indemnity and contribution. The discovery cut-off in this litigation has expired; however, discovery is ongoing but proceeding to conclusion. No trial date has been set. This case is subject to pending settlements discussed below. The Partnership is currently being defended by counsel paid for by U.S. Fire as well as additional counsel engaged by the Partnership.

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

     On August 8, 2002, the Partnership attended a mediation with representatives of Lakes of the Meadow Village Homes Condominium Nos. One through Seven and Nine Maintenance Associations (collectively, "Association Nos. 1-7 and 9"). As a result of this and subsequent mediation sessions and other discussions among the parties, and without admitting any liability, the Partnership has entered into an agreement with Association Nos. 1-7 and 9 and their members for a settlement that received preliminary approval of the Court on February 12, 2004. A final hearing on the fairness, reasonableness and adequacy of the settlement is scheduled to be held on April 30, 2004. The settlement agreement provides, among other things, for a release by Association Nos. 1-7 and 9 and their members of all manner of actions, claims and damages arising out of or relating to the subject matters of the lawsuit; any order of the Miami-Dade County, Florida Unsafe Structures Board relating to the units in the condominiums of Association Nos. 1-7 and 9; any remediation action undertaken in regard to those units; the failure of any of Association Nos. 1-7 and 9 to undertake appropriate or timely remediation; or the past, present or future governance of Association Nos. 1-7 and 9. Under the terms of the settlement agreement, the claims of Association Nos. 1-7 and 9 and their members would be dismissed, each side bearing its own fees and costs. The Partnership would pay $5.5 million to Association Nos. 1-7 and 9 as part of the settlement. The Partnership would reserve its right to pursue claims for indemnity or contribution against The Walt Disney Company or its affiliates in connection with the condominium units that were constructed in whole or in part prior to September 10, 1987 (the date that the Partnership acquired the assets of Arvida Corporation from The Walt Disney Company) but were sold by the Partnership on or after that date.
Completion of the settlement is subject to the satisfaction of certain conditions, including an order by the Court of final approval of the settlement, with no reversal or material modification of such final approval order on an appeal, if any, taken from such order. There is no assurance that the settlement will receive final approval of the Court or that all other conditions for its completion will be satisfied. If the settlement is not completed, the litigation brought by Association Nos. 1-7 and 9 against the Partnership may continue.

     During 2001, the Partnership settled the claims brought in the lawsuit by Lakes of the Meadow Village Homes Condominium No. Eight Maintenance Association, Inc. ("Association No. 8") for a payment of $155,000 funded by U.S. Fire. Representatives of the Partnership have discussed with representatives of Association No. 8 issues raised by the Building Department's notices of violations for that Association's condominium units. Association No. 8 submitted construction plans to address the issues raised by the Building Department notices of violations and comments received by the plan reviewers for that Association's units. On February 7, 2003, Association No. 8 received permits approving its plans for most of its condominium units and is in the process of engaging a general contractor for the work. Association No. 8 asked the Partnership to pay the cost to remediate the units in its condominium. On March 9, 2004, the Partnership entered into a separate settlement agreement with Association No. 8 and its members. Under the terms of that settlement agreement, the Partnership would pay $1,385,000 in exchange for a release of all of the claims of Association No. 8 and its members. On March 15, 2004, the Court entered an order dismissing the claims of Association No. 8 and its members in the lawsuit. That order is subject to appeal for 30 days after its date of entry. Completion of the settlement with Association No. 8 and its members is subject to the satisfaction of certain conditions, including no reversal or material modification of the Court's order dismissing the claims of Association No. 8 and its members on appeal, if any, taken from such order. There is no assurance that all conditions for completion of the settlement with Association No. 8 and its members will be satisfied. The Partnership intends to pursue claims for indemnity or contribution against The Walt Disney Company or its affiliates in connection with the units in the condominium of Association No. 8 that were constructed in whole or in part prior to September 10, 1987 but were sold by the Partnership on or after that date.

     The Partnership has applied the accounting rules concerning loss contingencies in regard to the treatment of this matter for financial reporting purposes.

     The Partnership is seeking payment or reimbursement of all or most of the foregoing settlement amounts from U.S. Fire and an excess insurance carrier. On August 9, 2002, the Partnership received a reservation of rights letter from U.S. Fire, by which it purports to limit its exposure with regard to the Lakes of the Meadow matter and to reserve its rights to deny coverage and/or defense under the policy and/or applicable law and with respect to defense costs incurred or to be incurred in the future, to be reimbursed and/or obtain an allocation of attorney's fees and expenses if it is determined there is no coverage.

     As a result of, among other things, this reservation of rights letter on November 20, 2002, the Partnership filed a four count complaint, Arvida/JMB Managers, Inc. on behalf of Arvida/JMB Partners, L.P. v. United States Fire Insurance Company in the Circuit Court of Cook County, Illinois, Chancery Division, 02CH21001, for declaratory relief and damages ("Illinois action"). In the complaint, the Partnership seeks, among other things, a declaration that U.S. Fire is obligated to indemnify the Partnership for the Lakes of the Meadow litigation including amounts expended and to be expended in connection with the complete resolution of the construction issues for Association No. 8 (hereinafter, the "Lakes of the Meadow Matter"); actual damages, including full indemnification for the Lakes of the Meadow Matter; such other direct and consequential damages as are proven at trial; prejudgment interest as permitted by law; and any other legal and equitable relief that the court deems just and proper under the circumstances.

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

     In a separate proceeding on March 5, 2003, a superior court judge for the State of New Hampshire entered an order placing Home under an order of rehabilitation in order to preserve and protect the interests and assets of Home. Subsequently, the court overseeing the rehabilitation issued an order to liquidate Home. The order provides, among other things, for the appointment of a liquidator, the cancellation of all in-force contracts of insurance, the securing of all of Home's assets, the abatement of all actions and all proceedings against Home, whether pending in the State of New Hampshire or elsewhere, and an injunction against the commencement or continuance of actions against Home. The Partnership is evaluating the effect, if any, that this order may have on the continued prosecution of the Illinois action as well as the existence of coverage provided by Home, generally. Given the pending liquidation, the Partnership believes that it is doubtful that any substantial recoveries from Home will be obtained.

     The Partnership strongly disagrees with the positions taken by U.S. Fire and Home regarding coverage under the relevant insurance policies and believes that it is covered under the terms of those policies. However, for reasons cited above, and others, the Partnership can give no assurances as to the ultimate portion of the expenses, fees, settlement amounts and/or damages allegedly relating to the Lakes of the Meadow Matter, if any, which will be covered by its insurance.

     The Partnership, the General Partner and certain related parties as well as other unrelated parties have been named defendants in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al, Case No. 03010709, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was filed on or about June 20, 2003, plaintiff purports to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston, which has approximately 150 homes. Plaintiff has filed a fourteen count complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiff complains, among other things, that the homes were not built of high quality and adequate construction, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation were improper, and that the homes suffer from improper shutter storm protection systems. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. Due to, among other things, the early stage of the litigation, the Partnership has not determined what, if any, loss exposure that it may have for this matter, and the accompanying consolidated financial statements do not reflect any accruals related to this matter. This case has been tendered to one of the Partnership's insurance carriers, Zurich American Insurance Company (together with its affiliates collectively, "Zurich"), for defense and indemnity. Zurich is providing a defense of this matter under a reservation of rights. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurance.

     The following three lawsuits in large part allegedly arise out of landscaping issues at certain subdivisions in the Weston Community. These lawsuits are collectively referred to as the "landscape cases."

     The Partnership has been named a defendant in a lawsuit entitled, The Ridges Maintenance Association, Inc. v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida Management Limited Partnership, and CCL Consultants, Inc., Case No. 0310189 (the "Ridges Case"), filed on or about June 6, 2003 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. Plaintiff is alleged to be a homeowners' association representing the owners of approximately 1,500 homes and extensive common areas in the Ridges subdivision in Weston. In this six count complaint for breach of implied warranty of merchantability, breach of implied warranty of fitness, breach of express warranty, fraudulent misrepresentation and concealment, negligent design, construction and/or maintenance and breach of fiduciary duty, plaintiff seeks an unspecified dollar amount of compensatory damages, interest, court costs and such other relief as the court may deem just and proper. Plaintiff alleges that it evaluated the condition of the common areas after the turnover of the community in January 2000 and discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, improper planting of inferior quality/grade of landscaping contrary to prevailing government codes, shallow planting of landscaping, landscape planting in inappropriate areas, and the planting of landscaping that would uproot sidewalks. Plaintiff also alleges that prior to the turnover of the community, the Arvida defendants engaged in a series of actions that amounted to a breach of their fiduciary duties to plaintiff by, among other things, improperly failing to pay for all of the common expenses actually incurred prior to turnover in excess of the assessment for common expenses and any other funds including working capital, executing pre-turnover amendments to the declarations of the association for the Arvida defendants' sole benefit and to the financial detriment of the plaintiff, engaging in acts which constituted a conflict of interest, and allegedly improperly transferring funds by and between plaintiff and a non-party, The Town Foundation, Inc., which was also allegedly under the control of one or more of the Arvida defendants, all in breach of defendants' alleged fiduciary duties. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves.

     The Partnership has been named a defendant in a case entitled The Falls Maintenance Association, Inc. v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., CCL Consultants, Inc. and Stiles Corporation f/k/a Stiles Landscape Service Co., Case No. 0302577 (the "Falls Maintenance Case"), filed on or about February 10, 2003, in the 17th Judicial Circuit in and for Broward County, Florida. Plaintiff is alleged to be the homeowners' association responsible for the maintenance, repair, and replacement of the common areas within the Falls subdivision in Weston. Plaintiff complains that on turnover of the Falls subdivision, it discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, the quality/grade of the landscaping, landscaping planted too shallow, landscaping planted too deep, landscaping planted in narrow swale areas, landscaping planted in shallow soil areas, poor fertility of road rock under locations where landscaping is planted and poor maintenance. Plaintiff has filed a six count complaint with five counts against the Partnership for breach of implied warranty of merchantability, breach of implied warranty of fitness, breach of express warranty, fraudulent misrepresentation/concealment, and negligent design, construction and/or maintenance. Plaintiff seeks an unspecified amount of compensatory damages, interest, costs, and such other and further relief as is just and equitable. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves.

     On October 22, 2003, a case entitled Weston Lakes Maintenance Association v. Arvida/JMB Partners and Arvida/JMB Managers, Inc., Case No. 0318490, was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida Civil Division. In the four-count complaint, which was served on the Partnership in February 2004, plaintiff, Weston Lakes Maintenance Association, alleges that defendants negligently selected and installed inferior landscaping materials in the common areas and elements of the Weston Lakes subdivision. Plaintiff alleges that defendants' actions have caused higher than expected maintenance fees and that the landscaping is causing injury and damage to sidewalks and roadways that must be repaired or replaced. Plaintiff alleges that an unspecified large sum of money will be required to replace the alleged substandard landscaping and that significant expense for remedial maintenance, repair and replacement of elements throughout the community will be incurred. The four-count complaint is for negligent construction and design of landscaping allegedly based on a violation of a Broward County ordinance regarding plant materials, common law negligence, breach of implied warranty of fitness, and breach of implied warranty of merchantability. Plaintiff seeks a judgment in an unspecified amount and type of damages, attorney's fees and such other relief as the court may deem proper. Defendants believe they have meritorious defenses and intend to vigorously defend themselves. The case is in its preliminary stages.

     Due to, among other things, the early stages of litigation, the Partnership has not determined what, if any, loss exposure that it may have for the landscape cases, and the accompanying consolidated financial statements do not reflect any accruals related to the landscape cases.
Each of the landscape cases has been tendered to Zurich for defense and indemnity. Zurich is providing a defense of each of the landscape cases. Zurich has issued letters purporting to reserve its rights in the Ridges and Falls Maintenance Cases. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages allegedly relating to the landscape cases, if any, which will be covered by its insurance.

     Other than as described above, the Partnership is not subject to any material legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES


     As of January 1, 2004, there were 16,137 record holders of the 404,000 Interests outstanding in the Partnership. There is no public market for Interests, and it is not anticipated that a public market for Interests will develop. Consequently, a Holder may not be able to readily sell his Interests and may not be able to obtain a price that reflects the full value of the underlying assets. Upon request, the General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. However, there are restrictions governing the transferability of these Interests set forth in the Partnership Agreement and the Assignment Agreement. In addition, no transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the General Partner has been received by the General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses of the Partnership for a calendar year in which a transfer occurs will, to the extent permitted by law, be allocated between the transferor and the transferee based upon the number of quarterly periods for which each was recognized as the Holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Cash distributions to a Holder of Interests will be distributed to the person recognized as the Holder of the Interests as of the last day of the quarterly period preceding the quarter in which such distribution is made.

     Reference is made to Item 6. Selected Financial Data for a discussion of cash distributions made to the Holders of Interests. For a description of the provisions of the Partnership Agreement relating to cash distributions, see Note 12.

     Reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Partnership's retention of cash reserves to pay or resolve obligations and liabilities of, and claims asserted against, the Partnership and possible future cash distribution(s).

ITEM 6.  SELECTED FINANCIAL DATA

                                               ARVIDA/JMB PARTNERS, L.P.
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                     DECEMBER 31, 2003, 2002, 2001, 2000 AND 1999

                           (NOT COVERED BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT'S REPORT)
                                 2003 (a)        2002 (a)         2001            2000           1999
                               ------------     -----------    -----------     -----------    -----------

Total revenues (b) . . . . .   $ 24,166,070     237,667,266    440,812,139     382,458,842    363,526,353
                               ============     ===========    ===========     ===========    ===========

Net operating (loss)
  income . . . . . . . . . .   $ (4,903,313)     40,966,602     96,299,872      59,777,924     71,082,417
                               ============     ===========    ===========     ===========    ===========

Net income from opera-
  tions of assets held
  for sale (b) . . . . . . .   $    361,487       3,257,499      2,222,409       1,400,675        580,880
                               ============     ===========    ===========     ===========    ===========

Gain on sale of assets
  held for sale (b). . . . .   $  2,907,485       7,677,182          --              --             --
                               ============     ===========    ===========     ===========    ===========

Extraordinary item:
 Gain on extinguishment
   of debt . . . . . . . . .   $      --              --             --          6,205,044          --
                               ============     ===========    ===========     ===========    ===========
Equity in earnings
 of unconsolidated
 ventures. . . . . . . . . .   $     20,545         329,509        317,607         275,580      1,083,804
                               ============     ===========    ===========     ===========    ===========
Net (loss) income. . . . . .   $   (696,556)     53,743,428    101,489,429      70,031,711     73,998,442
                               ============     ===========    ===========     ===========    ===========
Net (loss) income
 per Interest (c). . . . . .   $      (1.69)          90.07         217.86          142.13         147.73
                               ============     ===========    ===========     ===========    ===========
Total assets (d) . . . . . .   $ 67,744,573     138,074,785    272,939,543     276,955,390    310,502,805
                               ============     ===========    ===========     ===========    ===========
Total liabilities (d). . . .   $ 17,269,412      42,014,179     62,289,031      77,988,040    101,395,480
                               ============     ===========    ===========     ===========    ===========
Cash distributions per
 Interest (e). . . . . . . .   $     100.00          375.00         200.06          144.76         175.08
                               ============     ===========    ===========     ===========    ===========





     The above selected consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

     (a) In accordance with the Partnership Agreement, in October 1997 the Board of Directors of the General Partner approved a resolution to commence an orderly liquidation of the Partnership's remaining assets, and since then the Partnership (including various of its joint ventures and subsidiaries) has sold a substantial amount of assets in an effort to liquidate the Partnership. As a result of the orderly liquidation of its assets, the financial information data for 2002 and 2003 is not comparable to that for the previous years of the Partnership.

     (b) Effective January 1, 2002, the Partnership adopted SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, operations and gain on sales of The Shoppes of Town Center, the Weston Hills Country Club, the Ocala Parcel, the Waterways II Parcel, and certain commercial office building units and land parcels in Weston and Boca Raton which meet the criteria for Assets held for sale have been accounted for as Net income from operations of assets held for sale and Gain on sale of assets held for sale. The results of operations for those assets have been excluded from continuing operations in the consolidated statements of operations for all periods presented.

     (c) The net (loss) income per Interest is based upon the average number of Interests outstanding during each period and the allocation of profits and losses between the General Partner and the Associate Limited Partners, collectively, and the Holders of Interests. Reference is made to "Partnership Records" under Note 1 and to Note 12 for a discussion of the allocation of profits and losses between the General Partner and the Associate Limited Partners, collectively, and the Holders of Interests for Federal income tax purposes and generally accepted accounting principles.

     (d) The Partnership does not present a classified balance sheet as a matter of industry practice, and as such, does not distinguish between current and non-current assets and liabilities.

     (e) Cash distributions from the Partnership are generally not equivalent to Partnership income as determined for Federal income tax purposes or as determined under generally accepted accounting principles. Cash distributions to the Holders of Interests reflect distributions paid during the calendar year, a portion of which represents a return of capital for Federal income tax purposes. During February 2003, the Partnership made a distribution for 2002 of $20,200,000 to its Holders of Interests ($50.00 per Interest). During December 2003, the Partnership made a distribution of $20,200,000 to its Holders of Interest ($50.00 per Interest). During January 2002, the Partnership made a distribution for 2001 of $80,800,000 to its Holders of Interests ($200.00 per Interest). During April 2002, the Partnership made a distribution of $30,300,000 to its Holders of Interests ($75.00 per Interest). During October 2002, the Partnership made a distribution of $40,400,000 to its Holders of Interests ($100.00 per Interests). During January 2001, the Partnership made a distribution for 2000 of $40,400,000 to its Holders of Interests ($100.00 per Interest). During July 2001, the Partnership made a distribution of $40,400,000 to its Holders of Interests ($100.00 per Interest). In addition, during 2001, distributions totaling $22,901 (approximately $.06 per Interest) were deemed to be paid to the Holders of Interests, all of which was remitted to North Carolina tax authorities on their behalf for the 2000 non-resident withholding tax. During February 2000, the Partnership made a distribution for 1999 of $48,361,056 to its Holders of Interests ($119.71 per Interest). During August 2000, the Partnership made a distribution of $10,100,000 to its Holders of Interests ($25.00 per Interest). In addition, during 2000, distributions totaling $18,864 (approximately $.05 per Interest) were deemed to be paid to the Holders of Interest, all of which was remitted to North Carolina tax authorities on their behalf for the 1999 non-resident withholding tax. During March 1999, the Partnership made a distribution for 1998 of $58,580,000 to its Holders of Interests ($145.00 per Interest). During August 1999, the Partnership made a distribution of $12,120,000 to its Holders of Interests ($30.00 per Interest). In addition, during 1999, distributions totaling $30,645 (approximately $.08 per Interest) were deemed to be paid to the Holders of Interests, all of which was remitted to North Carolina tax authorities on their behalf for the 1998 non-resident withholding tax.



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

Any forward-looking statements made in this report are based upon the Partnership's understanding of facts and circumstances as they exist on the date of this report, and therefore such statements speak only as of that date. In addition, the forward-looking statements contained in this report are subject to risks, uncertainties and other factors that may cause the actual events or circumstances, or the results or performances of the Partnership, to be materially different from those estimated or expected, expressly or implicitly, in the forward-looking statements. In particular, but without limitation, the accuracy of statements concerning possible future distributions to the Holders of Interests or the timing or costs associated with completion of a liquidation, winding up and termination may be adversely affected by, among other things, various factors discussed below.

     Pursuant to Section 5.5J of the Partnership Agreement, on October 23, 1997, the Board of Directors of the General Partner met and approved a resolution selecting the option set forth in Section 5.5J(i)(c) of the Partnership Agreement for the Partnership to commence an orderly liquidation of its remaining assets that was to be completed by October 2002. In November 2002 the Holders of a majority of the outstanding Interests gave their consent to an amendment (the "Amendment") to the Partnership Agreement providing for an extension of the term of the Partnership's liquidation period to not later than October 31, 2005. Accordingly, the term of the Partnership's liquidation period has been extended.

     In addition, under the terms of the Amendment, the General Partner is authorized in its sole discretion, to complete the termination of the Partnership by forming a Liquidating Trust. The remaining Partnership assets would be contributed to the Liquidating Trust subject to all outstanding obligations and liabilities of the Partnership. Subsequently, after liquidating any remaining non-cash assets and providing for the payment or satisfaction of all such obligations and liabilities, the trustee(s) of the Liquidating Trust would distribute any remaining proceeds to the General Partner, Associate Limited Partners and Holders of Interests in proportion to their respective interests in the Liquidating Trust. The General Partner has not yet determined whether or when to form the Liquidating Trust.

     Pending the completion of the liquidation, winding up and termination of the Partnership (or if applicable, the Liquidating Trust), it is anticipated that the Partnership (or the Liquidating Trust, as the case may be) will retain a substantial amount of funds in reserve to provide for the payment of, the defense against, or other satisfaction or resolution of obligations, liabilities (including contingent liabilities) and current and possible future claims, including those for possible construction repairs, homeowner warranty claims, completion of work for certain homeowner associations and master associations and pending and possible future litigation and environmental matters. The amount of funds to be retained in reserve for these purposes has not yet been determined. However, the Partnership intends to take a cautious approach in determining the amount of funds to be retained in reserve since it is not possible to estimate with preciseness the amount of time or money that it will take to effect the Partnership's (or, if applicable, the Liquidating Trust's) liquidation, winding up and termination. The Partnership currently expects that those available funds in excess of the amount determined to be held in reserve would be distributed during 2004 and 2005 to the partners and Holders of Interests. That portion, if any, of the funds held in reserve that are not ultimately used to pay, defend or otherwise resolve or satisfy obligations, liabilities or claims would subsequently be distributed to the partners and Holders of Interests as a final liquidating distribution at a later date.

     Various factors may affect the timing of completing the liquidation, winding up and termination of the Partnership (and, if applicable, the Liquidating Trust) and the amount of a final liquidating distribution of funds, if any, out of those retained in reserve. These factors include the time and expense to resolve all obligations, liabilities and claims, including contingent liabilities and claims that are not yet asserted but may be made in the future. Among other things, additional or unanticipated remedial construction or development costs, contingencies (including, without limitation, contingencies relating to potential homeowner warranty or other homeowner or homeowners' association claims), delays in resolving pending or threatened litigation or other asserted claims, delays in satisfying conditions or obligations under permits obtained by the Partnership, including those for mitigation for the Weston Increment III area, a delay in obtaining an acknowledgement from the City of Weston of its responsibility for maintenance of the Weston Increment III mitigation area, currently unasserted claims that arise in the future and other factors could require increases in reserves and a reduction in future distributions to Holders of Interests and could extend the time, and significantly increase the cost, to complete the liquidation, winding up and termination.

     At December 31, 2003, 2002 and 2001, the Partnership had unrestricted cash and cash equivalents of approximately $65,450,000, $88,969,000 and $124,357,000, respectively. At February 29, 2004, the Partnership had unrestricted cash and cash equivalents of approximately $64,604,000. Cash and cash equivalents are available for remaining operations (including warranty work), costs of winding up, reserves and distributions to partners and Holders of Interests. The source of both short-term and long-term future liquidity is expected to be derived from cash on hand since the Partnership has no continuing business operations.

     At December 31, 2003, the Partnership was contingently liable under certain performance bonds for approximately $8,018,000. During the first quarter of 2004 approximately $4,451,000 of such performance bonds were released and returned to the Partnership. The Partnership has substantially completed the work for which the remaining performance bonds have been posted and expects these bonds to be released and returned.

     At December 31, 2003, the Partnership had the known contractual obligations set forth in the following table:

                                            Payments Due by Period
                               ---------------------------------------------
                                        Less                          More
Contractual                             Than       1-3       3-5      Than
Obligations                  Total     1 Year     Years     Years    5 years
-----------                ---------  --------   -------   -------   -------

Long-term debt
  obligations. . . . . . .     --
Capital lease
  obligations. . . . . . .     --
Operating lease
  obligations. . . . . . . 1,206,600   426,900   376,400   403,300      --
Purchase obligations . . .     --
Other long-term
 liabilities reflected
 on the Partnership's
 balance sheet under
 GAAP. . . . . . . . . . .     --
                           ---------   -------   -------   -------    ------
    Total. . . . . . . . . 1,206,600   426,900   376,400   403,300      --
                           =========   =======   =======   =======    ======

     The largest remaining operating lease is the lease of office space in Boca Raton, Florida. As of January 1, 2004, the Partnership assigned its rights and obligations in the office lease to St. Joe/Arvida. The total contractual obligations without the office space noted above is $108,900, with only $17,700 in the 1-3 year category and the remaining amount in the less than 1 year category. Reference is made to note 8 of the financial statements for further discussion of the relationship between the Partnership and St. Joe/Arvida.

     The Partnership has completed construction and closed on the sale of all remaining housing units to be built by the Partnership. The Partnership's remaining assets include, in addition to its cash and cash equivalents, tangible personal property including vehicles and furniture, fixtures and equipment used in the Partnership's operations, receivables, and certain contract rights, including an interest in a joint venture that owns a 2.5 acre parcel in Ocala, Florida. The Partnership expects to sell all of its remaining tangible saleable assets in 2004, however, there can be no assurance these assets will be sold.

     During each of the preceding five years in the period ended December 31, 2002, the Partnership was able to generate significant cash flow before debt service. The Partnership utilized this cash flow to pay off its term loan and finance its operations, make distributions to its partners and Holders of Interests, and establish certain cash reserves. During December 2003, the Partnership made a distribution of $20,200,000 to its Holder of Interest ($50 per Interest) and $2,244,444 to its General Partner and Associate Limited Partners, collectively. During February 2003, the Partnership made a distribution for 2002 of $20,200,000 to its Holders of Interest ($50 per Interest) and $2,244,444 to its General Partner and Associate Limited Partners, collectively. During 2002, the Partnership made aggregate distributions of approximately $151,500,000 to its Holders of Interests (approximately $375 per Interest) and approximately $16,833,000 to the General Partner and Associate Limited Partners, collectively. During 2001, the Partnership made aggregate distributions of approximately $80,800,000 to its Holders of Interests (approximately $200 per Interest) and approximately $8,978,000 to its General Partner and Associate Limited Partners, collectively.

     Included in Accrued expenses and other liabilities on the accompanying consolidated balance sheets at December 31, 2003 and 2002, is an accrual of approximately $7.6 million relating to certain contingent liabilities for litigation involving the Lakes of the Meadow Village Homes condominiums.
In the first quarter of 2004 the Partnership entered into two separate agreements to settle the claims of the condominium associations and their members that are the plaintiffs in this litigation for aggregate payments of approximately $6.9 million. Completion of each of these settlements, which would occur no earlier than the second quarter of 2004, is subject to the satisfaction of certain conditions, and there is no assurance that either of these settlements will be completed. The Partnership is seeking to recover from its insurance carriers all or most of the amounts the Partnership would have to pay for the settlements and has initiated a lawsuit against them for this purpose. Reference is made to Item 3, Legal Proceedings elsewhere in this report for further information concerning the Partnership's insurance and the Lakes of the Meadow Matter. There is no assurance regarding what amount, if any, will be covered by the Partnership's insurance.

     At December 31, 2003, the Partnership recorded an asset impairment of $523,721 to the carrying value of the furniture and equipment remaining at its corporate office in Boca Raton, Florida. This loss was determined based upon an analysis by an unaffiliated appraiser and recorded based upon the difference between the carrying value of the assets as compared to their appraised fair value.

     On December 8, 2003, the Partnership, through certain consolidated entities, closed on the sale of two small land parcels each containing a billboard monument sign located in the City of Weston to an unaffiliated third party. The gross sales price of the land parcel was $1,750,000. Net cash proceeds received from the sale after proration, closing costs and other expenses totaled approximately $1,306,000. The sale resulted in a gain of $1,306,000 for financial reporting purposes and federal income tax purposes.

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

     On May 23, 2003, the Partnership, through certain consolidated entities, closed on the sale of a land parcel adjacent to the Shoppes ("Town Center Parcel") and on the sale of two commercial office building units in Weston. The gross sale price of the Town Center Parcel was $1,200,000. Net cash proceeds received from the sale after prorations and closing costs totaled approximately $982,000. The sale resulted in a gain of approximately $354,000 for financial reporting purposes and Federal income tax purposes. The gross sales price of the two commercial office building units was $348,000. Net cash proceeds received from the sale after proration and closing costs totaled approximately $312,000. The sale resulted in a loss of approximately $177,000 for financial reporting purposes and Federal income tax purposes.

     On February 7, 2003, the Partnership through certain consolidated entities, closed on the sale of The Shoppes of Town Center (the "Shoppes").

The gross sale price for the Shoppes was $34,330,000. Net cash proceeds received from the sale, after prorations, credits, closing costs, amounts escrowed and the settlement of the outstanding loan balance totaled approximately $18,198,000. The outstanding principal and interest on the mortgage loan secured by the property was approximately $13,848,000. Proceeds of the mortgage loan had been used to pay construction and development costs for the Shoppes. The net book value and net cash proceeds received from the sale represented approximately 22% and 13%, respectively, of the Partnership's total consolidated assets for financial reporting purposes at December 31, 2002. The sale resulted in a gain of approximately $1,990,000 for financial reporting purposes and a gain of approximately $2,460,000 for Federal income tax purposes.

     In December 2002, the Partnership, through certain consolidated entities, closed on the sale of the Ocala Parcel and on the sale of the Waterways II Parcel. The gross sale price of the Ocala Parcel was $1,400,000. Net cash proceeds received from the sale, after prorations and closing costs totaled approximately $1,266,000. The sale resulted in a loss of approximately $380,000 for financial reporting purposes and a loss of approximately $2,610,000 for Federal income tax purposes. The Partnership was constructing a shopping center on the Waterways II Parcel at the time of its sale which was not completed. Under the terms of the agreement, the seller assigned to the buyer the seller's rights and obligations under the construction contract and the plans and specifications for construction, as well as an agreement for parking. The gross sale price of the Waterways II Parcel was $5,151,000. Net cash proceeds received from the sale, after prorations and closing costs totaled approximately $4,588,000. The sale resulted in a gain of approximately $1,170,000 for financial reporting and Federal income tax purposes.

     On October 1, 2002, the Partnership, through certain consolidated entities, closed on the sale of Weston Hills Country Club (the "Country Club") to an unaffiliated third party. Under the sale and purchase agreement, the seller made certain representations, warranties and indemnities for the benefit of the purchaser that survived for one year from the date of the closing. In accordance with the sale and purchase agreement, $1,000,000 of the sale price had been placed in escrow to pay possible claims or demands of the purchaser arising from the sale during the one-year period. The Partnership received the $1,000,000 in escrowed funds during December 2003. The gross cash sale price for the Country Club was $23,500,000 plus approximately $224,000 for existing consumable and saleable inventory. Net cash proceeds received from the sale, after prorations, closing costs and payment of funds into escrow, totaled approximately $19,348,000. The sale resulted in a gain of approximately $6,980,000 for financial reporting purposes and a loss of approximately $6,106,000 for Federal income tax purposes.

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

RESULTS OF OPERATIONS

     The results of operations for the years ended December 31, 2003, 2002 and 2001 are primarily attributable to the development and sale or operation of the Partnership's assets during its continuing orderly liquidation. See Note 1 for a discussion regarding the recognition of profit from sales of real estate.

     For the year ended December 31, 2003, the Partnership (including its consolidated ventures and its unconsolidated ventures accounted for under the equity method) closed on the sale of 128 housing units, the sale of the Shoppes, (the Town Center Parcel), a land parcel in Boca Raton, two commercial office building units in Weston, and two small land parcels in Weston each containing a billboard monument. This compares with closings in 2002 of 812 housing units, two commercial office building units, a land parcel in Ocala (the Ocala Parcel), a commercial parcel in Weston, and the Country Club. Closings in 2001 were for 1,356 housing units, seven homesites, five commercial office building units, two one-story commercial office buildings, a commercial and residential parcel in the Weston Community, a land parcel in Dade County, and the Weston Club.

     The Partnership has completed construction and closed on the sale of all its remaining housing units. The Partnership closed on the sale of its final 128 townhomes, which were in the Partnership's Weston Community located in Broward County, Florida during 2003. Revenues for 2003 and 2002 were impacted as a result of the lower levels of inventories available for sale as the Partnership's remaining Weston Community completed its final phase.

     Revenues from housing and homesite activities generally were recognized upon the closing of homes built by the Partnership and developed lots, respectively, within the Partnership's Communities. Historically, a substantial portion of the Partnership's housing revenues during the first six months of a given year were generated from the closing of units contracted in the prior year. Land and property revenues and Gain on sale of assets held for sale were generated from the closing of developed and undeveloped residential and/or commercial land tracts and the sale of operating properties within the Partnership's Communities.

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

     Housing revenues and gross operating profit margins from housing operations decreased for 2003 as compared to 2002 due to the significant decrease in the number of units closed in the Partnership's Weston Community, a change in the estimate for future warranty costs resulting in an increase of approximately $468,000 in the estimated warranty reserve, additional costing of construction overheads incurred which exceeded previously used estimates by approximately $577,000, and a change in the mix of product sold. Housing revenues and gross operating profit margin decreased for 2002 as compared to 2001 due primarily to a decrease in the number of units closed and an aggregate accrual of approximately $7.6 million relating to certain contingent liabilities for litigation involving the Lakes of the Meadow Village Homes condominiums, which is included in cost of revenues for 2002. Revenues generated from the closings of units in Weston account for approximately 100%, 100% and 99% of the housing revenues recognized for the years ended December 31, 2003, 2002 and 2001, respectively.

     Sales of the Partnership's remaining lot inventory closed in 2001 resulting in no homesite revenues generated during 2002 and 2003. The Partnership's plan for the Weston Community included an increase in its home building operations, which resulted in a reduced number of lots available for sale to third-party builders.

     Effective January 1, 2002, the Partnership adopted SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, operations and gain on sales of the Shoppes, the Country Club, the Ocala Parcel, the Waterways II Parcel, certain commercial office building units in Weston and certain land parcels which meet the criteria for Assets held for sale have been accounted for as Net income from operations of assets held for sale and Gain on sale of assets held for sale. The results of operations for those assets have been excluded from continuing operations in the consolidated statements of operations for all periods presented. Operating property revenues and related cost of revenues for 2001 were generated primarily from the Weston Club, which was sold prior to the adoption of SFAS No. 144.

     Land and property revenues for 2001 were generated primarily from the sale of five commercial office building units, two one-story commercial office buildings, a commercial and residential parcel in the Weston Community, a land parcel in Dade County, the sale of the Weston Club and the recognition of profits from land sales closed in prior years which had been deferred until the accounting criteria for profit recognition had been met.

     Brokerage and other operations represents activity from the sale of unaffiliated third-party builders' homes within the Partnership's communities, fees earned from the Partnership's mortgage brokerage operations within the Weston Community, proceeds from the Partnership's property management activities, and fees earned from various management agreements with joint ventures. Revenues from brokerage and other operations decreased in 2003 as compared to 2002 and in 2002 as compared to 2001 due primarily to a decrease in brokerage commissions earned in Weston resulting from a reduced number of units closed by third party builders within the Community and a decrease in fees earned from the Partnership's mortgage brokerage operations due to a decrease in the number of housing units closed.

     Selling, general and administrative expenses include all marketing costs, with the exception of those costs capitalized in conjunction with the construction of housing units, as well as project and general administrative costs. These expenses are net of the marketing fees received from third party builders. Selling, general and administrative expenses decreased for 2003 as compared with 2002 and 2001 due primarily to decreased marketing, project administration and support service costs resulting from the close out of several of the Partnership's Communities and the final stage of development of its Weston Community. A greater decline over the periods presented would have resulted had it not been critical to the Partnership's operations to retain employees of the Partnership and St. Joe/Arvida through incentive compensation and retention awards as the Partnership completes the liquidation of its assets.

     Interest income decreased for 2003 as compared to 2002 and 2001 due primarily to the decline in interest rates on invested funds.

     Gain on sale of assets held for sale during 2003 included the gains recognized from the sales of the Town Center Parcel, the Shoppes, two small land parcels each containing a billboard monument and a land parcel in Boca Raton, partially offset by a loss on the sale of two commercial office building units in Weston. Gain on sale of assets held for sale during 2002 included the Country Club in Weston and the Waterways II Parcel, partially offset by a loss on the sale of the Ocala Parcel.

     Net Income from operations of assets held for sale decreased in 2003 as compared to 2002 primarily due to the sale of the Shoppes during February 2003 and the sale of the Country Club in October 2002. Net Income from operations of assets held for sale increased in 2002 as compared to 2001 primarily due to a full year of revenues from the Shoppes which began generating rental income during May of 2001.

     As the Partnership undertook development of the final phases of its remaining Communities, a larger portion of real estate taxes and interest expense incurred became eligible for capitalization, and there has been a reduction of the overall amount of real estate taxes assessed and interest expense incurred. There was also a refund in March 2003, of a tax overpayment made by the Partnership in 2002. These are the causes for the decrease in interest and real estate taxes, net of amounts capitalized, on the accompanying consolidated statements of operations for 2003 as compared to 2002 and for 2002 as compared to 2001.

INFLATION

     The relatively low rates of inflation in recent years generally have not had a material effect on the Community development business and inflation in future periods is not likely to adversely affect the Partnership since its assets consist primarily of cash and cash equivalents.

CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of the Partnership's financial condition and results of operations are based upon the Partnership's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates are based on historical experience and on various assumptions that management believes are reasonable under the circumstances; additionally management evaluates these results on an on-going basis. Management's estimates form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Different estimates could be made under different assumptions or conditions, and in any event, actual results may differ from the estimates.

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

     The Partnership also reviews its tangible assets for impairment of value.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           ARVIDA/JMB PARTNERS, L.P.
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                                     INDEX


Report of Independent Certified Public Accountants

Consolidated Balance Sheets, December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended
  December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Partners' Capital Accounts for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended
  December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements


SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or immaterial, or the information is presented in the consolidated financial statements or related notes.

                                   REPORT OF
                   INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Partners
ARVIDA/JMB PARTNERS, L.P.

     We have audited the accompanying consolidated balance sheets of Arvida/JMB Partners, L.P. and Consolidated Ventures (the "Partnership"), as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in partners' capital accounts, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arvida/JMB Partners, L.P. and Consolidated Ventures at
December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.










Ernst & Young LLP
Miami, Florida
February 25, 2004, except for note 8
as to which is March 1, 2004, and
note 9 as to which is March 15, 2004

                                               ARVIDA/JMB PARTNERS, L.P.
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                              CONSOLIDATED BALANCE SHEETS

                                              DECEMBER 31, 2003 AND 2002

                                                        ASSETS
                                                        ------
                                                                                     2003                2002
                                                                                 ------------        -----------
Cash and cash equivalents (note 3) . . . . . . . . . . . . . . . . . . . . .     $ 65,450,117         88,968,513
Restricted cash (notes 1, 3 and 7) . . . . . . . . . . . . . . . . . . . . .        1,126,317          4,051,697
Trade and other accounts receivable (net of allowance
  for doubtful accounts of $0 and $223,000
  at December 31, 2003 and 2002, respectively) . . . . . . . . . . . . . . .          295,469            623,175
Real estate inventories (note 4) . . . . . . . . . . . . . . . . . . . . . .            --             8,102,696
Property and equipment, net (notes 5 and 13) . . . . . . . . . . . . . . . .          144,916          1,322,873
Investments in and advances to joint ventures, net (note 6). . . . . . . . .          182,437            264,464
Amounts due from affiliates, net (note 8). . . . . . . . . . . . . . . . . .          308,613            308,132
Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . . .          236,704          1,632,203
Assets held for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --            32,801,032
                                                                                 ------------        -----------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 67,744,573        138,074,785
                                                                                 ============        ===========





                                               ARVIDA/JMB PARTNERS, L.P.
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES
                                        CONSOLIDATED BALANCE SHEETS - CONTINUED

                                      LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                      ------------------------------------------

                                                                                     2003                2002
                                                                                 ------------        -----------
Liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     27,265          3,802,881
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --             2,512,554
  Accrued expenses and other liabilities . . . . . . . . . . . . . . . . . .       17,242,147         21,382,068
  Liabilities related to assets held for sale. . . . . . . . . . . . . . . .            --            14,316,676
                                                                                 ------------        -----------
Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . .       17,269,412         42,014,179
                                                                                 ------------        -----------
Partners' capital accounts (note 12)
  General Partner and Associate Limited Partners:
     Capital contributions . . . . . . . . . . . . . . . . . . . . . . . . .           20,000             20,000
     Cumulative net income . . . . . . . . . . . . . . . . . . . . . . . . .      103,568,427        103,582,358
     Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . .      (97,244,327)       (92,755,438)
                                                                                 ------------        -----------
                                                                                    6,344,100         10,846,920
                                                                                 ------------        -----------
  Holders of Interests (404,000 Interests):
    Initial Holder of Interests:
     Capital contributions, net of offering costs. . . . . . . . . . . . . .      364,841,815        364,841,815
     Cumulative net income . . . . . . . . . . . . . . . . . . . . . . . . .      379,240,283        379,922,908
     Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . .     (699,951,037)      (659,551,037)
                                                                                 ------------        -----------
                                                                                   44,131,061         85,213,686
                                                                                 ------------        -----------
          Total partners' capital accounts . . . . . . . . . . . . . . . . .       50,475,161         96,060,606
                                                                                 ------------        -----------
          Total liabilities and partners' capital accounts . . . . . . . . .     $ 67,744,573        138,074,785
                                                                                 ============        ===========







                The accompanying notes are an integral part of these consolidated financial statements.

                                               ARVIDA/JMB PARTNERS, L.P.
                                                (A LIMITED PARTNERSHIP)

                                               AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                 FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                  2003               2002              2001
                                                              ------------       ------------      ------------
Revenues:
  Housing. . . . . . . . . . . . . . . . . . . . . . . .      $ 23,417,982        235,479,988       416,513,636
  Homesites. . . . . . . . . . . . . . . . . . . . . . .             --                 --              422,994
  Land and property. . . . . . . . . . . . . . . . . . .             --                 --           16,370,853
  Operating properties . . . . . . . . . . . . . . . . .             --                 --            3,367,135
  Brokerage and other operations . . . . . . . . . . . .           748,088          2,187,278         4,137,521
                                                              ------------       ------------      ------------

          Total revenues . . . . . . . . . . . . . . . .        24,166,070        237,667,266       440,812,139
                                                              ------------       ------------      ------------

Cost of revenues:
  Housing. . . . . . . . . . . . . . . . . . . . . . . .        22,244,171        181,246,934       303,084,304
  Homesites. . . . . . . . . . . . . . . . . . . . . . .             --                 --              744,610
  Land and property. . . . . . . . . . . . . . . . . . .             --               148,403        12,827,938
  Operating properties . . . . . . . . . . . . . . . . .             --                74,069         3,261,052
  Brokerage and other operations . . . . . . . . . . . .           413,936          1,839,912         4,027,994
                                                              ------------       ------------      ------------

          Total cost of revenues . . . . . . . . . . . .        22,658,107        183,309,318       323,945,898
                                                              ------------       ------------      ------------

Gross operating profit . . . . . . . . . . . . . . . . .         1,507,963         54,357,948       116,866,241

Selling, general and administrative expenses . . . . . .        (5,887,555)       (13,391,346)      (18,066,369)
Asset impairment (note 13) . . . . . . . . . . . . . . .          (523,721)             --           (2,500,000)
                                                              ------------       ------------      ------------
          Net operating (loss) income. . . . . . . . . .        (4,903,313)        40,966,602        96,299,872









                                               ARVIDA/JMB PARTNERS, L.P.
                                                (A LIMITED PARTNERSHIP)

                                               AND CONSOLIDATED VENTURES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

                                                                  2003               2002              2001
                                                              ------------       ------------      ------------

Interest income. . . . . . . . . . . . . . . . . . . . .           783,070          1,618,562         2,824,312
Equity in earnings of unconsolidated ventures
  (notes 1 and 6). . . . . . . . . . . . . . . . . . . .            20,545            329,509           317,607
Interest and real estate taxes, net of amounts
  capitalized (note 1) . . . . . . . . . . . . . . . . .           134,170           (105,926)         (174,771)
                                                              ------------       ------------      ------------
Net (loss) income from continuing operations . . . . . .        (3,965,528)        42,808,747        99,267,020
Discontinued operations:
  Gain on sale of assets held for sale
    (note 2) . . . . . . . . . . . . . . . . . . . . . .         2,907,485          7,677,182             --
  Net income from operations of assets held
    for sale . . . . . . . . . . . . . . . . . . . . . .           361,487          3,257,499         2,222,409
                                                              ------------       ------------      ------------
          Net (loss) income. . . . . . . . . . . . . . .      $   (696,556)        53,743,428       101,489,429
                                                              ============       ============      ============
          Allocation of net (loss) income:
            General Partner and
              Associate Limited Partners . . . . . . . .      $    (13,931)        17,355,556        13,472,256
            Limited Partners . . . . . . . . . . . . . .          (682,625)        36,387,872        88,017,173
                                                              ------------       ------------      ------------
              Total. . . . . . . . . . . . . . . . . . .      $   (696,556)        53,743,428       101,489,429
                                                              ============       ============      ============
          Net (loss) income from continuing
            operations per Limited Partner
            Interest . . . . . . . . . . . . . . . . . .      $      (9.62)             64.01            214.41
          Discontinued operations per Limited
           Partnership Interest:
            Net income from operations of assets
              held for sale. . . . . . . . . . . . . . .               .88               7.98              3.45
           Gain on sale of assets held for sale. . . . .              7.05              18.08             --
                                                              ------------       ------------      ------------
          Net (loss) income per Limited
            Partner Interest . . . . . . . . . . . . . .      $      (1.69)             90.07            217.86
                                                              ============       ============      ============
          Cash distribution per Limited
            Partner Interest . . . . . . . . . . . . . .      $     100.00             375.00            200.06
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

                                                  ARVIDA/JMB PARTNERS, L.P.
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS
                                    FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

               GENERAL PARTNER AND ASSOCIATE LIMITED PARTNERS               HOLDERS OF INTERESTS (404,000 INTERESTS)
            ---------------------------------------------------     -------------------------------------------------------
                         NET                                                         NET
           CONTRIBU-    INCOME                                                      INCOME
            TIONS       (LOSS)      DISTRIBUTIONS      TOTAL      CONTRIBUTIONS     (LOSS)     DISTRIBUTIONS      TOTAL
           ---------   ----------   -------------   ----------    -------------   ----------   -------------   -----------
Balance
 Decem-
 ber 31,
 2000. . . . $20,000   72,754,546    (66,938,738)    5,835,808     364,841,815   255,517,863   (427,228,136)   193,131,542

2001 act-
 ivity
 (note 12) .   --      13,472,256     (8,983,366)    4,488,890           --       88,017,173    (80,822,901)     7,194,272
             -------  -----------    -----------    ----------     -----------   -----------   ------------    -----------
Balance
 Decem-
 ber 31,
 2001. . . .  20,000   86,226,802    (75,922,104)   10,324,698     364,841,815   343,535,036   (508,051,037)   200,325,814

2002 act-
 ivity
 (note 12) .   --      17,355,556    (16,833,334)      522,222           --       36,387,872   (151,500,000)  (115,112,128)
             -------  -----------    -----------    ----------     -----------   -----------   ------------   ------------
Balance
 Decem-
 ber 31,
 2002. . . .  20,000  103,582,358    (92,755,438)   10,846,920     364,841,815   379,922,908   (659,551,037)    85,213,686

2003 act-
 ivity
 (note 12) .   --         (13,931)    (4,488,889)   (4,502,820)          --         (682,625)   (40,400,000)   (41,082,625)
             -------  -----------    -----------    ----------     -----------   -----------   ------------   ------------
Balance
 Decem-
 ber 31,
 2003. . . . $20,000  103,568,427    (97,244,327)    6,344,100     364,841,815   379,240,283   (699,951,037)    44,131,061
             =======  ===========    ===========    ==========     ===========   ===========   ============   ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                                               ARVIDA/JMB PARTNERS, L.P.
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                     2003             2002              2001
                                                                 ------------     ------------     ------------
Operating activities:
  Net (loss) income from continuing operations . . . . . . . .   $ (3,965,528)      42,808,747       99,267,020
  Charges (credits) to net income not requiring
   (providing) cash:
    Depreciation and amortization. . . . . . . . . . . . . . .        538,377        1,429,254        2,558,387
    Equity in earnings of unconsolidated ventures. . . . . . .        (20,545)        (329,509)        (317,607)
    Provision for doubtful accounts. . . . . . . . . . . . . .          --              60,360            4,548
    Asset impairment (note 13) . . . . . . . . . . . . . . . .        523,721            --           2,500,000
  Changes in:
    Restricted cash. . . . . . . . . . . . . . . . . . . . . .      2,925,380        9,296,104        9,697,483
    Trade and other accounts receivable. . . . . . . . . . . .        327,706        1,427,177          716,974
    Real estate inventories:
      Additions to real estate inventories . . . . . . . . . .    (13,577,125)    (118,261,732)    (245,586,341)
      Cost of revenues . . . . . . . . . . . . . . . . . . . .     21,764,497      188,368,048      299,038,313
      Capitalized interest . . . . . . . . . . . . . . . . . .        (84,676)        (582,281)      (1,196,539)
      Capitalized real estate taxes. . . . . . . . . . . . . .          --          (1,498,462)      (2,553,320)
    Amounts due (to) from affiliates, net. . . . . . . . . . .           (481)          55,498          121,426
    Prepaid expenses and other assets. . . . . . . . . . . . .      1,395,499        5,248,328          596,528
    Accounts payable, accrued expenses and
      other liabilities. . . . . . . . . . . . . . . . . . . .     (7,831,656)      (1,703,345)      (4,016,828)
    Deposits . . . . . . . . . . . . . . . . . . . . . . . . .     (2,512,554)     (12,979,015)     (14,432,401)
                                                                 ------------     ------------     ------------
          Net cash (used in) provided by operating
            activities of continuing operations. . . . . . . .       (517,385)     113,339,172      146,397,643
                                                                 ------------     ------------     ------------





                                               ARVIDA/JMB PARTNERS, L.P.
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURES

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                                     2003             2002             2001
                                                                 ------------     ------------     ------------
Investing activities:
  Acquisitions of property and equipment and
    construction in progress . . . . . . . . . . . . . . . . .          --            (357,550)        (456,010)
  Proceeds from sales of property and equipment. . . . . . . .          --               --           4,031,781
  Joint venture distributions, net . . . . . . . . . . . . . .         18,693          541,778          299,417
                                                                 ------------     ------------     ------------

          Net cash provided by
            investing activities of
            continuing operations. . . . . . . . . . . . . . .         18,693          184,228        3,875,188
                                                                 ------------     ------------     ------------
Financing activities:
  Distributions to General Partner and
    Associate Limited Partners . . . . . . . . . . . . . . . .     (4,488,889)     (16,833,334)      (8,983,366)
  Distributions to Limited Partners. . . . . . . . . . . . . .    (40,400,000)    (151,500,000)     (80,822,901)
                                                                 ------------     ------------     ------------
          Net cash used in financing activities
            of continuing operations . . . . . . . . . . . . .    (44,888,889)    (168,333,334)     (89,806,267)
                                                                 ------------     ------------     ------------
          Net cash provided by
            discontinued operations. . . . . . . . . . . . . .     21,869,185       19,421,764        2,465,702
                                                                 ------------     ------------     ------------
          (Decrease) increase in cash and
            cash equivalents . . . . . . . . . . . . . . . . .    (23,518,396)     (35,388,170)      62,932,266

          Cash and cash equivalents, beginning of year . . . .     88,968,513      124,356,683       61,424,417
                                                                 ------------     ------------     ------------
          Cash and cash equivalents, end of year . . . . . . .   $ 65,450,117       88,968,513      124,356,683
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

                           ARVIDA/JMB PARTNERS, L.P.
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  OPERATIONS AND BASIS OF ACCOUNTING

     Operations

     The assets of Arvida/JMB Partners, L.P. (the "Partnership") have consisted principally of interests in land developed into master-planned residential communities (the "Communities") and, to a lesser extent, commercial properties; accounts receivable; construction, brokerage and other support businesses; real estate assets held for investment and certain club and recreational facilities. The Partnership's Communities have contained a diversified product mix with both resort and primary homes designed for the middle and upper income segments of the various markets in which the Partnership operated.

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

     Capitalized Interest and Real Estate Taxes

     Interest and real estate taxes are capitalized to qualifying assets, principally real estate inventories. Such capitalized interest and real estate taxes are charged to cost of revenues as sales of real estate inventories are recognized. Interest, including the amortization of loan fees, of $84,676, $582,281 and $1,196,539 was incurred for the years ended December 31, 2003, 2002 and 2001, respectively, all of which was capitalized. The decrease in interest incurred for the year ended
December 31, 2003 as compared to 2002 is due primarily to the payment in February 2003 of the outstanding principal balance of approximately $13,801,000 out of the proceeds from the sale of the Shoppes of Town Center (the "Shoppes"), and the decrease in interest incurred for 2002 as compared to 2001 is due primarily to a decline in interest rates. Interest payments, including amounts capitalized, of $47,101, $630,775 and $939,725 were made for the years ended December 31, 2003, 2002 and 2001, respectively.

     A net real estate tax credit of $134,170 and expenses of $1,604,389 and $2,728,091 were incurred for the years ended December 31, 2003, 2002 and 2001, respectively, of which $0, $1,498,463 and $2,553,320 were capitalized. The net tax credit for the year ended December 31, 2003, resulted from the refund in March 2003, of a tax overpayment paid by the Partnership in 2002. Real estate tax payments of $155,299, $1,623,615 and $2,992,032 were made for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, real estate tax reimbursements totaling $289,469, $20,214 and $269,864 were received from the Partnership's escrow agent during 2003, 2002 and 2001, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and other operating properties, as these taxes are included in Cost of revenues for operating properties, or in Net income from operations of assets held for sale.

     Property and Equipment and Other Assets

     Property and equipment are carried at cost less accumulated depreciation and are depreciated on the straight-line method over the estimated useful lives of the assets, which range from two to five years. Expenditures for maintenance and repairs are charged to expense as incurred. Costs of major renewals and improvements which extend useful lives are capitalized.

     Other assets are amortized on the straight-line method, which approximates the effective interest method, over the useful lives of the assets, which range from one to five years. Amortization of other assets, excluding loan origination fees, of approximately $0, $0 and $230,000 was recorded for the years ended December 31, 2003, 2002 and 2001, respectively. Amortization of loan origination fees, which is included in interest expense, of approximately $0, $50,000 and $146,000 was recorded for the years ended December 31, 2003, 2002 and 2001, respectively.

     Discontinued Operations

     Effective January 1, 2002, the Partnership adopted SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS
No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. Accordingly, operations of The Shoppes of Town Center (the "Shoppes"), the Weston Hills Country Club (the "Country Club"), the AOK Group, which owned an approximate 46 acre parcel (the "Ocala Parcel") near Ocala, Florida, Waterways II, which owned an approximate 4.6 acre parcel in Weston (the "Waterways II Parcel") on which a shopping center containing approximately 31,300 square feet of rentable space was being constructed, commercial office units in Weston, and certain land parcels, which met the criteria for assets held for sale, have been accounted for as net income from operations of assets held for sale, and the results of operations for those assets have been excluded from continuing operations in the consolidated statements of operations for all periods presented.

     Condensed financial information relating to Assets held for sale is as follows:

                                            December 31,      December 31,
                                               2003              2002
                                            ------------      ------------
     Assets held for sale:
       Property and equipment, net . . .     $     --           30,776,784
       Other assets. . . . . . . . . . .           --            2,024,248
                                             -----------       -----------

          Total assets . . . . . . . . .           --           32,801,032
                                             -----------       -----------

                                            December 31,      December 31,
                                               2003              2002
                                            ------------      ------------
     Liabilities related to assets
      held for sale:
       Notes and Mortgages payable . . .           --           13,800,753
       Other liabilities . . . . . . . .           --              515,923
                                             -----------       -----------
          Total liabilities. . . . . . .           --           14,316,676
                                             -----------       -----------
     Net Assets held for sale. . . . . .     $     --           18,484,356
                                             ===========       ===========

     Investments in and Advances to Joint Ventures, Net

     In general, the equity method of accounting has been applied in the accompanying consolidated financial statements with respect to those joint venture investments where the Partnership's ownership interest is 50% or less.

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

                                 2003                         2002
                       -------------------------     ------------------------
                                      TAX BASIS                    TAX BASIS
                      GAAP BASIS     (UNAUDITED)    GAAP BASIS    (UNAUDITED)
                     ------------    -----------    -----------   -----------

Total assets . . . . $ 67,744,573     68,268,294    138,074,785   139,543,607

 Partners' capital
  accounts:
   General Partner
    and Associate
    Limited
    Partners . . . .    6,344,100      5,471,173     10,846,920    10,028,270
   Holders of
    Interests. . . .   44,131,061     88,381,341     85,213,686   132,123,537

 Net (loss) income:
   General Partner
    and Associate
    Limited
    Partners . . . .      (13,931)       (68,208)    17,355,556    17,355,363
   Holders of
    Interests. . . .     (682,625)    (3,342,197)    36,387,872    30,795,265

 Net (loss) income
  per Interest . . .        (1.69)         (8.28)         90.07         76.23

     Reference is made to note 12 for further discussion of the allocation of profits and losses to the General Partner, Associate Limited Partners and Holders of Interests.

     Reclassifications

     Certain reclassifications have been made to the 2002 and 2001 financial statements to conform to the 2003 presentation.

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

The cash distributions per Interest made during the years ended
December 31, 2003, 2002 and 2001 include $0, $0 and $.06, respectively, which represent each Holder's share of a North Carolina non-resident withholding tax paid directly to the state tax authorities on behalf of the Holders of Interests for the 2003, 2002 and 2001 tax years, respectively.

     Recent Accounting Pronouncements

     In May 2003, the FASB issued Statement No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 addresses financial accounting and reporting for certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Although SFAS 150 was originally effective
July 1, 2003, the FASB has indefinitely deferred certain provisions related to classifications and measurement requirements for mandatorily redeemable financial instruments that become subject to SFAS 150 solely as a result of consolidation. The adoption of SFAS 150 will not have a material impact on the accompanying consolidated financial statements.

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

     In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), as further clarified and amended by the FASB's issuance of a revision to FIN 46 in December 2003. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interests created after January 31, 2003, and with respect to variable interests created before February 1, 2003, FIN 46 will apply in the Partnership's first quarter ending March 31, 2004, as deferred by the FASB in December 2003. The Partnership has completed its assessment of FIN 46 implications and determined it does not have any interests in variable interest entities.

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

     For the years ended December 31, 2003 and 2002, changes in the warranty accrual consisted of the following:

                                                2003               2002
                                            -----------         ----------
Accrued warranty costs,
  beginning of year. . . . . . . . . .      $ 2,162,000          3,042,000
Estimated liability recorded . . . . .        2,283,000          3,201,000
Payments made. . . . . . . . . . . . .       (2,876,000)        (4,081,000)
                                            -----------         ----------
Accrued warranty costs,
  end of year. . . . . . . . . . . . .      $ 1,569,000          2,162,000
                                            ===========         ==========

     Accrued warranty costs are included in Accrued expenses and other liabilities on the accompanying consolidated balance sheets.

     Obligations Under Sale Agreements

     In connection with the sale of The Shoppes in Weston on February 7, 2003, certain consolidated entities of the Partnership undertook certain indemnity obligations to the purchaser or its lender. In general, these obligations relate to indemnification against loss, costs or expenses arising out of a breach of representation or warranty, possible claims of tenants, certain rent obligations, restrictions on the leasing or use of the property, litigation relating to the property, claims occurring or accruing prior to the closing and certain other usual and customary matters. Some of these indemnity obligations terminate as to claims made after the first anniversary date of the sale while other of these indemnity obligations have no specified termination. In accordance with such indemnification, the seller deposited $100,000 and the buyer deposited $50,000 in escrow to secure the obligation to indemnify the buyer's lender for such claims. The Partnership received $50,000 of the $100,000 noted above during 2003. The seller also deposited $50,000 in escrow as security for completion of remediation work for compliance with the Americans with Disabilities Act. The remediation work has been completed and the Partnership anticipates the release of this deposit. Due to the different circumstances that could cause the indemnity obligations to arise, the Partnership is not able to estimate the maximum potential amount of these indemnity obligations, although the Partnership currently does not believe that individually or collectively these indemnity obligations will have a material adverse effect on its financial condition or results of operations. The Partnership has a remaining liability of approximately $79,000 for these indemnity obligations at December 31, 2003. This liability is included in Accrued expenses and other liabilities on the accompanying consolidated balance sheet at December 31, 2003.

     In connection with the sale of the Weston Hills Country Club (the "Country Club") on October 1, 2002, certain consolidated entities of the Partnership (i) made certain representations, warranties and covenants for the benefit of the purchaser concerning the sellers and the Country Club and its business and operations and (ii) agreed to indemnify the purchaser against third party claims or causes of actions in connection with the sellers' ownership or operation of the Country Club and occurring or accruing prior to the closing as well as against certain other usual and customary matters. In general, the representations, warranties and covenants survived for one year from the date of closing while the indemnity obligations have no express termination. The maximum potential amount of these obligations was in general $1,000,000. In accordance with the sale and purchase agreement, $1,000,000 of the sale price was placed in escrow to pay possible claims or demands of the purchaser arising from the sale during the one-year period after the sale. The Partnership received the $1,000,000 in escrowed funds during December 2003.

     Indemnification of Certain Persons

     Under certain circumstances, the Partnership indemnifies the General Partner and certain other persons performing services on behalf of the Partnership for liability they may incur arising out of the indemnified persons' activities conducted on behalf of the Partnership. There is no limitation on the maximum potential payments under these indemnification obligations, and, due to the number and variety of events and circumstances under which these indemnification obligations could arise, the Partnership is not able to estimate such maximum potential payments. However, historically the Partnership has not made payments in material amounts under such indemnification obligations, and no amount has been recorded in the accompanying consolidated financial statements for these indemnification obligations of the Partnership.

(2)  INVESTMENT PROPERTIES

     The Partnership has completed construction and closed on the sale of all remaining housing units. The Partnership closed on the sale of its final 128 townhomes during 2003. The units were in the Partnership's Weston Community, located in Broward County and the Partnership's largest community.

     On December 8, 2003, the Partnership, through certain consolidated entities closed on the sale of two small land parcels each containing a billboard monument sign located in the City of Weston to an unaffiliated third party. The gross sales price of the land parcels was $1,750,000.
Net cash proceeds received from the sale after proration, closing costs and other expenses totaled approximately $1,306,000. The sale resulted in a gain of $1,306,000 for financial reporting purposes and Federal income tax purposes.

     On September 12, 2003, the Partnership, through certain consolidated entities, closed on the sale of a land parcel in Boca Raton to an unaffiliated third party. The gross sales price of the land parcel was $231,118. There were no related costs associated with the sale of this parcel resulting in net cash proceeds from the sale of $231,118, and a gain of $231,118 for financial reporting purposes and Federal income tax purposes.

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

     On May 23, 2003, the Partnership, through certain consolidated entities, closed on the sale of two commercial office building units in Weston. The gross sales price of the units was approximately $348,000. Net cash proceeds received from the sale after proration and closing costs totaled approximately $312,000. The sale resulted in a loss of approximately $177,000 for financial reporting purposes and Federal income tax purposes.

     On February 7, 2003, the Partnership through certain consolidated entities, closed on the sale of the Shoppes to unaffiliated third parties. The gross sale price for the Shoppes was $34,330,000. Net cash proceeds received from the sale, after prorations, credits, closing costs, amounts escrowed and the settlement of the seller's outstanding loan balance totaled approximately $18,198,000. The net book value and net cash proceeds received from the sale represented approximately 22% and 13%, respectively, of the Partnership's total consolidated assets for financial reporting purposes at December 31, 2002. The sale resulted in a gain of approximately $1,990,000 for financial reporting purposes and a gain of approximately $2,460,000 for Federal income tax purposes.

     On October 1, 2002, the Partnership, through certain consolidated entities closed on the sale of the Country Club to an unaffiliated third party. The gross cash sale price for the Country Club was $23,500,000 plus approximately $224,000 for existing consumable and saleable inventory. Net cash proceeds received from the sale, after prorations, closing costs and payment of funds into escrow, totaled approximately $19,348,000. The sale resulted in a gain of approximately $6,980,000 for financial reporting purposes and a loss of approximately $6,106,000 for Federal income tax purposes.

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

     Reference is made to note 13 for a discussion regarding the sale of the Weston Athletic Club.


(3)  CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     Cash and cash equivalents may consist of U.S. Government obligations with original maturities of three months or less, money market demand accounts and repurchase agreements, the cost of which approximates market value. Included in Restricted cash are amounts restricted under various escrow agreements as well as cash which collateralizes letters of credit as discussed in note 7. Credit risk associated with cash, cash equivalents and restricted cash is considered low due to the high quality of the financial institutions in which these assets are held.


(4)  REAL ESTATE INVENTORIES

     Real estate inventories at December 31, 2003 and 2002 are summarized as follows:
                                                    2003             2002
                                                ------------     -----------
Community development inventory:
  Work in progress and land improvements . . .  $      --          8,102,696
                                                ------------     -----------
     Real estate inventories . . . . . . . . .  $      --          8,102,696
                                                ============     ===========

     Reference is made to notes 1 and 13 for a discussion regarding the impairment of long-lived assets.


(5)  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2003 and 2002 are summarized as follows:
                                                   2003            2002
                                               -----------      ----------
  Buildings and leasehold
    improvements . . . . . . . . . . . . .     $     --          3,234,892
  Equipment and furniture. . . . . . . . .       3,797,368       4,097,868
  Construction in progress . . . . . . . .           --            178,576
                                               -----------    ------------
       Total . . . . . . . . . . . . . . .       3,797,368       7,511,336
       Accumulated depreciation
         and impairment. . . . . . . . . .      (3,652,452)     (6,188,463)
                                               -----------    ------------
       Property and equipment, net . . . .     $   144,916       1,322,873
                                               ===========    ============

     At December 31, 2003, the Partnership recorded an asset impairment of approximately $524,000 to the carrying value of the remaining furniture and equipment at its corporate office in Boca Raton. This loss was determined based upon an analysis by an unaffiliated appraiser and recorded based upon the difference between the carrying value of the assets as compared to their appraised fair value.

     Depreciation expense of approximately $538,000, $1,429,000 and $2,558,000 was incurred for the years ended December 31, 2003, 2002 and 2001, respectively.

     Reference is made to notes 1 and 13 for a further discussion regarding the impairment of long-lived assets.


(6)  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES, NET

     The Partnership has or had investments in real estate joint ventures with ownership interests of 50%. The Partnership's joint venture interests accounted for under the equity method in the accompanying consolidated financial statements are as follows:

                                                            LOCATION OF
NAME OF VENTURE                     % OF OWNERSHIP          PROPERTY
---------------                     --------------          ------------

A&D Title, L.P.                           50                Florida

Arvida Pompano Associates
  Joint Venture                           50                Florida

Ocala 202 Joint Venture                   50                Florida


     The following is combined unaudited summary financial information of joint ventures accounted for under the equity method.

                                    ASSETS
                                    ------

                                              DECEMBER 31,    DECEMBER 31,
                                                  2003            2002
                                              ------------    ------------
Real estate inventories. . . . . . . . . .     $   104,450         104,450
Other assets . . . . . . . . . . . . . . .         144,393         172,165
                                               -----------     -----------

          Total assets . . . . . . . . . .     $   248,843         276,615
                                               ===========     ===========


                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

Accounts payable, deposits and
  other liabilities. . . . . . . . . . . .     $   139,831         129,691
                                               -----------     -----------

          Total liabilities. . . . . . . .         139,831         129,691

Venture partners' capital. . . . . . . . .          54,506          73,462
Partnership's capital. . . . . . . . . . .          54,506          73,462
                                               -----------     -----------

          Total liabilities and
            partners' capital. . . . . . .     $   248,843         276,615
                                               ===========     ===========

                        COMBINED RESULTS OF OPERATIONS
                        ------------------------------


                              DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                  2003            2002            2001
                              -----------     ------------   -------------

Revenues . . . . . . . . . .  $   232,927        1,731,139       2,158,997
                              ===========     ============    ============

Net income . . . . . . . . .  $    77,462          566,033         867,378
                              ===========     ============    ============

Partnership's propor-
  tionate share of
  net income . . . . . . . .  $    38,731          283,017         433,689
                              ===========     ============    ============

Partnership's equity in
  earnings of uncon-
  solidated ventures . . . .  $    20,545          329,509         317,607
                              ===========     ============    ============


     The following is a reconciliation of the Partnership's capital accounts within the joint ventures to its investments in and advances to joint ventures as reflected on the accompanying consolidated balance sheets:

                                              DECEMBER 31,    DECEMBER 31,
                                                  2003            2002
                                              ------------    ------------

Partnership's capital, equity method . . .     $    54,506          73,462
Basis difference . . . . . . . . . . . . .         127,931         191,002
                                               -----------    ------------
     Investments in and advances to
       joint ventures, net . . . . . . . .     $   182,437         264,464
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

(7)  NOTES AND MORTGAGES PAYABLE

     Notes and mortgages payable at December 31, 2003 and 2002 (included in Liabilities related to assets held for sale) are summarized as follows:

                                                   2003            2002
                                               -----------     -----------
Construction loan of $20,000,000
 (repaid in full in February
 2003) . . . . . . . . . . . . . . . . . .     $     --        $13,800,753
                                               ===========     ===========

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


(8)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses paid or payable by the Partnership to affiliates of the General Partner for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                             2003        2002         2001
                                         ----------   ----------   ----------
Insurance commissions. . . . . . . . .   $  104,542      312,711      284,474
Reimbursement (at cost) for
 accounting services . . . . . . . . .       55,908      111,967      159,366
Reimbursement (at cost) for
 treasury, legal and
 corporate services. . . . . . . . . .      287,491      684,233      473,048
                                         ----------   ----------   ----------
                                         $  447,941    1,108,911      916,888
                                         ==========   ==========   ==========

     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the year ended December 31, 2003 the amount of such costs incurred by the Partnership on behalf of these affiliates totaled approximately $46,900. Approximately $630 was outstanding at December 31, 2003, all of which was received as of March 1, 2004. For the years ended December 31, 2002 and 2001, the Partnership was entitled to receive reimbursements of approximately $188,400 and $315,500, respectively.

     Pursuant to a sub-management agreement between Arvida Company ("Arvida") and St. Joe/Arvida Company, L.P. ("St. Joe/Arvida"), effective January 1, 1998, St. Joe/Arvida provides (and is reimbursed for) a substantial portion of the development and management supervisory and advisory services (and personnel with respect thereto) to the Partnership that Arvida would otherwise provide pursuant to its management agreement with the Partnership. St. Joe/Arvida is reimbursed for such services and personnel on the same basis as Arvida under the management agreement, and such reimbursements are made directly by the Partnership. The Partnership also receives reimbursement from St. Joe/Arvida for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership on behalf of St. Joe/Arvida. Charges and related reimbursements between the Partnership and St. Joe/Arvida are determined on a consistent basis using various methodologies depending upon the nature of the services provided. Such charges, whether incurred directly by the Partnership or St. Joe/Arvida, may include salaries and salary related costs, as well as burdens for administrative and office overheads. Methodologies used to apportion costs between entities include, but are not limited to, charges based upon percentages of (i) time spent on each entity relative to total hours worked; (ii) cash expenditures by entity relative to total expenditures; and (iii) real estate sales and closings by entity relative to total sales and closings. Affiliates of JMB Realty Corporation owned a minority interest in St. Joe/Arvida until July 2003, when they sold their minority interest to an affiliate of The St. Joe Company. Affiliates of The St. Joe Company currently own all of the interests in St. Joe/Arvida.

     For the years ended December 31, 2003, 2002 and 2001, the Partnership reimbursed St. Joe/Arvida or its affiliates approximately $7,073,000, $3,399,000 and $4,446,000, respectively, for the services provided to the Partnership by St. Joe/Arvida personnel pursuant to the sub-management agreement discussed above. Such reimbursements included amounts owing in connection with the Partnership's achievement of certain profit and cash flow levels prior to 2003. On January 1, 2003, certain employees of the Partnership became employees of St. Joe/Arvida. Therefore, a significant portion of the expense related to this reimbursement to St. Joe/Arvida in 2003 was a direct operating expense of the Partnership in prior years. In addition, at December 31, 2003, the Partnership owed St. Joe/Arvida approximately $20,800 for general and administrative costs pursuant to the sub-management agreement including, and without limitation, salary and salary-related costs relating to work performed by employees of St. Joe/Arvida on behalf of the Partnership, all of which was paid as of March 1, 2004. For the years ended December 31, 2003, 2002 and 2001, the Partnership received approximately $5,154,000, $6,045,800 and $4,244,000, respectively, from St. Joe/Arvida or its affiliates. In addition, $326,700 was owed to the Partnership at December 31, 2003, all of which was received as of March 1, 2004.

     The Partnership received reimbursement from St. Joe/Arvida and its affiliates for the use of certain equipment and property owned or leased by the Partnership. In addition, in July 2003, the Partnership assigned its rights as licensee in certain software licenses to The St. Joe Company in consideration of a payment for the assignment. The Partnership remains contingently liable to the software licensor for performance of the obligations under the software licenses and retains certain rights to use the software licenses. The net reimbursement and payment received for these items by the Partnership for years ended December 31, 2003 and 2002 was approximately $194,000 and $0, respectively.

     Based upon discussions held in the first quarter of 2004, the Partnership anticipates selling the furniture and equipment remaining in its Boca Raton office to the St. Joe Company in the second quarter of 2004 for its fair market value as determined by an independent appraisal.

     The Partnership pays for certain general and administrative costs on behalf of its clubs, homeowners associations and maintenance associations (including salary and salary-related costs and legal fees). The Partnership receives reimbursements from these entities for such costs. For the year ended December 31, 2003, the Partnership was entitled to receive approximately $0 from these entities. For the years ended December 31, 2002 and 2001, the Partnership was entitled to reimbursements of approximately $0 and $110,600, respectively, from these entities.

     The Partnership, pursuant to certain agreements, provides management and other personnel and services to certain of its equity clubs and homeowners associations. Pursuant to these agreements, the Partnership is entitled to receive management fees for the services provided to these entities. Due to the timing of the cash flows generated from these entities' operations, such fees are typically paid in arrears. For the years ended December 31, 2003, 2002 and 2001, the Partnership was entitled to receive approximately $65,710, $464,943 and $375,500, respectively. At December 31, 2003, no amount was owed to the Partnership.

     In February 2003, the General Partner and Associate Limited Partners, collectively, received cash distributions in the aggregate amount of $2,244,444. In December 2003, the General Partner and Associate Limited Partners, collectively, received cash distributions in the aggregate amount of $2,244,444.

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


(9)  COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under standby letters of credit and bonds for approximately $0 and $8,018,000, respectively, at December 31, 2003 and 2002. In addition, a certain joint venture in which the Partnership holds an interest is contingently liable under bonds for approximately $306,000 at December 31, 2003.

     On August 29, 2002, the Partnership entered into an agreement with St. Joe/Arvida for the prospective assignment to and assumption by St. Joe/Arvida of the Partnership's rights and obligations under the lease for its offices (approximately 19,100 rentable square feet of space) in Boca Raton, Florida. The assignment and assumption was made effective
January 1, 2004.

     Rental expense of $996,878, $1,637,360 and $1,788,703 was incurred for the years ended December 31, 2003, 2002 and 2001, respectively.

     The Partnership was named a defendant in a number of homeowner lawsuits, certain of which purported to be class actions, that allegedly in part arose out of or related to Hurricane Andrew, which on August 24, 1992 resulted in damage to a former community development known as Country Walk.

     Other than the Juarez and Lakes of the Meadow lawsuits discussed below, these lawsuits have been settled, and United States Fire Insurance Company (whether acting on its own behalf or for its affiliates, "U.S. Fire"), one of the Partnership's insurance carriers that has paid for settlements of these lawsuits, has in some, but not all, instances, provided the Partnership with written reservation of rights letters. The aggregate amount of the settlements funded by this carrier is approximately $10.1 million. U.S. Fire has stated that it has funded these settlements pursuant to various non-waiver agreements. U.S Fire's position was that these non-waiver agreements permitted the carrier to fund the settlements without preventing it from raising insurance coverage issues or waiving such coverage issues. On May 23, 1995, U.S. Fire rescinded the various non-waiver agreements in effect regarding certain of these lawsuits, allegedly without waiving any future coverage defenses, conditions, limitations, or rights. For this and other reasons, the extent to which U.S. Fire may recover any of its settlement payments or associated fees and costs from the Partnership is uncertain. The Partnership believes that a material loss for the Partnership as a result of U.S. Fire's reservations of rights and its funding of the settlement payments is remote, although there is no assurance that the Partnership will not ultimately pay or reimburse the insurance carrier for some portion of the settlement payments or associated fees or costs. The accompanying consolidated financial statements do not reflect any accrual related to this matter.

     The Partnership is a defendant in an insurance subrogation matter. On or about May 10, 1996, a subrogation claim entitled Juarez v. Arvida Corporation et al., Case No. 96-09372 CA13 was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). In this suit, plaintiffs seek to recover damages, pre-and post-judgment interest, costs and any other relief the court may deem just and proper in connection with $3,200,000 American Reliance allegedly paid on specified claims at Country Walk in the wake of Hurricane Andrew. The Walt Disney Company (n/k/a Disney Enterprises, Inc., "Disney") is also a defendant in this suit. The Partnership filed a motion to dismiss this action that has been pending since 1996. The Partnership is advised that the amount of this claim that allegedly relates to units it sold is a range of approximately $350,000 to $650,000. The Partnership is being defended by U.S. Fire. The Partnership believes that a material loss for the Partnership as a result of this lawsuit is remote. The accompanying consolidated financial statements do not reflect any accruals related to this matter.

     The Partnership has been named a defendant in a purported class action entitled Lakes of the Meadow Village Homes Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight and Nine Maintenance Associations, Inc., v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The original complaint was filed on or about November 27, 1995 and an amended complaint, which purports to be a class action, was filed on or about February 28, 1997. In the amended complaint, plaintiffs have sought unspecified damages, attorneys' fees and costs, recission of specified releases, and all other relief that plaintiffs may be entitled to at equity or at law on behalf of the 460 building units they allegedly represent for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs have alleged that Walt Disney World Company is responsible for liabilities that may arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership is potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs allege breach of building codes and breach of implied warranties. In addition, plaintiffs seek recission and cancellation of various general releases obtained by the Partnership allegedly in the course of the turnover of the

Community to the residents. Plaintiffs have indicated that they may seek to hold the Partnership responsible for the entire amount of alleged damages owing as a result of the alleged deficiencies existing throughout the entire development. The Partnership has tendered this matter to Disney pursuant to the Partnership's indemnification rights and has filed a third-party complaint against it pursuant to the Partnership's rights of contractual indemnity. The Partnership has also answered the amended complaint and has filed a cross-claim against Disney's affiliate, Walt Disney World Company, for common law indemnity and contribution. Discovery cut-off in this litigation has expired; however, discovery is ongoing but proceeding to a conclusion. No trial date has been set. This case is subject to pending settlements discussed below. The Partnership is being defended by counsel paid for by U.S. Fire as well as additional counsel engaged by the Partnership.

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

     On August 8, 2002, the Partnership attended a mediation with representatives of Lakes of the Meadow Village Homes Condominium Nos. One through Seven and Nine Maintenance Associations (collectively, "Association Nos. 1-7 and 9"). As a result of this and subsequent mediation sessions and other discussions among the parties, and without admitting any liability, the Partnership has entered into an agreement with Association Nos. 1-7 and 9 and their members for a settlement that received preliminary approval of the Court on February 12, 2004. A final hearing on the fairness, reasonableness and adequacy of the settlement is scheduled to be held on April 30, 2004. The settlement agreement provides, among other things, for a release by Association Nos. 1-7 and 9 and their members of all manner of actions, claims, and damages arising out of or relating to the subject matters of the lawsuit; any order of the Miami-Dade County, Florida Unsafe Structures Board relating to the units in the condominiums of Association Nos. 1-7 and 9; any remediation action undertaken in regard to those units; the failure of any of Association Nos. 1-7 and 9 to undertake appropriate or timely remediation; or the past, present or future governance of Association Nos. 1-7 and 9. Under the terms of the settlement agreement, the claims of Association Nos. 1-7 and 9 and their members would be dismissed, each side bearing its own fees and costs. The Partnership would pay $5.5 million to Association Nos. 1-7 and 9 as part of the settlement. The Partnership would reserve its right to pursue claims for indemnity or contribution against The Walt Disney Company or its affiliates in connection with the condominium units that were constructed in whole or in part prior to September 10, 1987 (the date that the Partnership acquired the assets of Arvida Corporation from The Walt Disney Company) but were sold by the Partnership on or after that date.
Completion of the settlement is subject to the satisfaction of certain conditions, including an order by the Court of final approval of the settlement, with no reversal or material modification of such final approval order on an appeal, if any, taken from such order. There is no assurance that the settlement will receive final approval of the Court or that all other conditions for its completion will be satisfied. If the settlement is not completed, the litigation brought by Association Nos. 1-7 and 9 against the Partnership may continue.

     During 2001, the Partnership settled the claims brought in the lawsuit by Lakes of the Meadow Village Homes Condominium No. Eight Maintenance Association, Inc. ("Association No. 8") for a payment of $155,000 funded by U.S. Fire. Representatives of the Partnership have discussed with representatives of Association No. 8 issues raised by the Building Department's notices of violations for that Association's condominium units. Association No. 8 submitted construction plans to address the issues raised by the Building Department notices of violations and comments received by the plan reviewers for that Association's units. On February 7, 2003, Association No. 8 received permits approving its plans for most of its condominium units and is in the process of engaging a general contractor for the work. Association No. 8 asked the Partnership to pay the cost to remediate the units in its condominium. On March 9, 2004, the Partnership entered into a separate settlement agreement with Association No. 8 and its members. Under the terms of that settlement agreement, the Partnership would pay $1,385,000 in exchange for a release of all of the claims of Association No. 8 and its members. On March 15, 2004, the Court entered an order dismissing the claims of Association No. 8 and its members in the lawsuit. That order is subject to appeal for 30 days after its date of entry. Completion of the settlement with Association No. 8 and its members is subject to the satisfaction of certain conditions, including no reversal or material modification of the Court's order dismissing the claims of Association No. 8 and its members on appeal, if any, taken from such order. There is no assurance that all conditions for completion of the settlement with Association No. 8 and its members will be satisfied. The Partnership intends to pursue claims for indemnity or contribution against The Walt Disney Company or its affiliates in connection with the units in the condominium of Association No. 8 that were constructed in whole or in part prior to September 10, 1987 but were sold by the Partnership on or after that date.

     The Partnership has applied the accounting rules concerning loss contingencies in regard to the treatment of this matter for financial reporting purposes.

     The Partnership is seeking payment or reimbursement of all or most of the foregoing settlement amounts from U.S. Fire, which has issued a reservation of rights letter with respect to the claims in the lawsuit against the Partnership, and from the Partnership's excess insurance carrier, The Home Insurance Company, which is subject to a liquidation proceeding. The Partnership can give no assurances as to the ultimate portion of the expenses, fees and damages allegedly relating to the Lakes of the Meadow matter, if any, which will be covered by its insurance. Reference is made to Item 3, Legal Proceedings elsewhere in this report for further information concerning the Partnership's insurance and the Lakes of the Meadow matter.

     The Partnership, the General Partner and certain related parties as well as other unrelated parties have been named defendants in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al, Case No. 03010709, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was filed on or about June 20, 2003, plaintiff purports to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston, which has approximately 150 homes. Plaintiff has filed a fourteen count complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiff complains, among other things, that the homes were not built of high quality and adequate construction, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation were improper, and that the homes suffer from improper shutter storm protection systems. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. Due to, among other things, the early stage of the litigation, the Partnership has not determined what, if any, loss exposure that it may have for this matter, and the accompanying consolidated financial statements do not reflect any accruals related to this matter. This case has been tendered to one of the Partnership's insurance carriers, Zurich American Insurance Company (together with its affiliates collectively, "Zurich") for defense and indemnity. Zurich is providing a defense of this matter under a purported reservation of rights.

The Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurance.

     The following three lawsuits in large part allegedly arise out of landscaping issues at certain subdivisions in the Weston Community. These lawsuits are collectively referred to as the "landscape cases."

     The Partnership has been named a defendant in a lawsuit entitled, The Ridges Maintenance Association, Inc. v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida Management Limited Partnership, and CCL Consultants, Inc., Case No. 0310189 (the "Ridges Case"), filed on or about June 6, 2003 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. Plaintiff is alleged to be a homeowners' association representing the owners of approximately 1,500 homes and extensive common areas in the Ridges subdivision in Weston. In this six count complaint for breach of implied warranty of merchantability, breach of implied warranty of fitness, breach of express warranty, fraudulent misrepresentation and concealment, negligent design, construction and/or maintenance and breach of fiduciary duty, plaintiff seeks an unspecified dollar amount of compensatory damages, interest, court costs and such other relief as the court may deem just and proper. Plaintiff alleges that it evaluated the condition of the common areas after the turnover of the community in January 2000 and discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, improper planting of inferior quality/grade of landscaping contrary to prevailing government codes, shallow planting of landscaping, landscape planting in inappropriate areas, and the planting of landscaping that would uproot sidewalks. Plaintiff also alleges that prior to the turnover of the community, the Arvida defendants engaged in a series of actions that amounted to a breach of their fiduciary duties to plaintiff by, among other things, improperly failing to pay for all of the common expenses actually incurred prior to turnover in excess of the assessment for common expenses and any other funds including working capital, executing pre-turnover amendments to the declarations of the association for the Arvida defendants' sole benefit and to the financial detriment of the plaintiff, engaging in acts which constituted a conflict of interest, and allegedly improperly transferring funds by and between plaintiff and a non-party, The Town Foundation, Inc., which was also allegedly under the control of one or more of the Arvida defendants, all in breach of defendants' alleged fiduciary duties. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves.

     The Partnership has been named a defendant in a case entitled The Falls Maintenance Association, Inc. v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., CCL Consultants, Inc. and Stiles Corporation f/k/a Stiles Landscape Service Co., Case No. 0302577 (the "Falls Maintenance Case"), filed on or about February 10, 2003, in the 17th Judicial Circuit in and for Broward County, Florida. Plaintiff is alleged to be the homeowners' association responsible for the maintenance, repair, and replacement of the common areas within the Falls subdivision in Weston. Plaintiff complains that on turnover of the Falls subdivision, it discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, the quality/grade of the landscaping, landscaping planted too shallow, landscaping planted too deep, landscaping planted in narrow swale areas, landscaping planted in shallow soil areas, poor fertility of road rock under locations where landscaping is planted and poor maintenance. Plaintiff has filed a six count complaint with five counts against the Partnership for breach of implied warranty of merchantability, breach of implied warranty of fitness, breach of express warranty, fraudulent misrepresentation/concealment, and negligent design, construction and/or maintenance. Plaintiff seeks an unspecified amount of compensatory damages, interest, costs, and such other and further relief as is just and equitable. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves.

     On October 22, 2003, a case entitled Weston Lakes Maintenance Association v. Arvida/JMB Partners and Arvida/JMB Managers, Inc., Case No. 0318490, was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida Civil Division. In the four-count complaint, which was served on the Partnership in February 2004, plaintiff, Weston Lakes Maintenance Association, alleges that defendants negligently selected and installed inferior landscaping materials in the common areas and elements of the Weston Lakes subdivision. Plaintiff alleges that defendants' actions have caused higher than expected maintenance fees and that the landscaping is causing injury and damage to sidewalks and roadways that must be repaired or replaced. Plaintiff alleges that an unspecified large sum of money will be required to replace the alleged substandard landscaping and that significant expense for remedial maintenance, repair and replacement of elements throughout the community will be incurred. The four-count complaint is for negligent construction and design of landscaping allegedly based on a violation of a Broward County ordinance regarding plant materials, common law negligence, breach of implied warranty of fitness, and breach of implied warranty of merchantability. Plaintiff seeks a judgment in an unspecified amount and type of damages, attorney's fees and such other relief as the court may deem proper. Defendants believe they have meritorious defenses and intend to vigorously defend themselves. The case is in its preliminary stages.

     Due to, among other things, the early stages of litigation, the Partnership has not determined what, if any, loss exposure that it may have for the landscape cases, and the accompanying consolidated financial statements do not reflect any accruals related to the landscape cases.
Each of the landscape cases has been tendered to Zurich for defense and indemnity. Zurich is providing a defense of each of the landscape cases. Zurich has issued letters purporting to reserve its rights in the Ridges and Falls Maintenance Cases. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages allegedly relating to the landscape cases, if any, which will be covered by its insurance.

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


(10)  TAX INCREMENT FINANCING ENTITIES

     In connection with the development of the Partnership's Weston Community, bond financing was utilized to construct certain on-site and off-site infrastructure improvements, including major roadways, lakes, other waterways and pump stations, which the Partnership would otherwise be obligated to finance and construct as a condition to obtain certain approvals for the project. This bond financing was obtained by the Indian Trace Community Development District ("District"), a local government district that operated in accordance with Chapter 190 of the Florida Statutes and the predecessor to the City of Weston. Under this program, the Partnership is not obligated directly to repay the bonds. Rather, the bonds are expected to be fully serviced by special assessment taxes levied on the property, which effectively collateralizes the obligation to pay such assessments until land parcels are sold. At such point, the liability for the assessments related to parcels sold is borne by the purchasers through a tax assessment on their property. These special assessment taxes are designed to cover debt service on the bonds, including principal and interest payments, as well as the operating and maintenance budgets of the District. The use of this type of bond financing is a common practice for major land developers in South Florida.

     During March and December 1995, the District issued approximately $99 million and $13.3 million of bonds, respectively, at fixed rates ranging from 4.0% to 8.25% per annum with maturities commencing in May 1995 through May 2011. In July 1997, the District issued another approximate $41.6 million of fixed rate bonds. These bonds bear interest ranging from 4.0% to 5.0% (payable in May and November each year until maturity or prior redemption), with maturities commencing in May 1999 through May 2027. At December 31, 2003, the amount of bonds issued and outstanding totaled approximately $101 million. For the years ended December 31, 2003, 2002 and 2001, the Partnership paid special assessments related to the bonds of approximately $25,000, $1.2 million and $1.4 million, respectively. In 2003, the Partnership was billed for assessments in excess of these amounts, however, the Partnership has contested the amount of these assessments and also believes that such assessments are not the responsibility of the Partnership.


(11)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107 requires the disclosure of the fair values of all financial assets and liabilities for which it is practicable to estimate such values. Value is defined in SFAS No. 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amounts of its Cash and cash equivalents, Restricted cash, Trade and other accounts receivable, Investments in and advances to joint ventures, Amounts due from affiliates, Prepaid expenses and other assets, Assets held for sale and Liabilities related to assets held for sale approximate their fair values at December 31, 2003 and 2002.


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

The Holders of Interests will be allocated losses such that the sum of amounts allocated to the General Partner, Associate Limited Partners and Holders of Interests equals the profits for the given year.

     For the year ended December 31, 2003, the Partnership had a net loss for financial reporting and Federal income tax purposes. The amount of net loss allocated, collectively, to the General and Associate Limited Partners for financial reporting purposes for the year ended December 31, 2003 was approximately $13,900. The amount of the net loss allocated, collectively, to the General and Associated Limited Partners for federal income tax purposes for the year ended December 31, 2003 was approximately $68,200. These allocations are based on losses incurred, 1% to both the General Partner and the Associate Limited Partners, in accordance with Section 4.2A of the Partnership Agreement.

     For the years ended December 31, 2002 and 2001, the Partnership had net income for financial reporting and Federal income tax purposes. The amount of net income allocated, collectively, to the General and Associate Limited Partners for financial reporting and Federal income tax purposes for the year ended December 31, 2002 was approximately $17,355,000. The amount of net income allocated, collectively, to the General and Associate Limited Partners for both financial reporting and Federal income tax purposes for the year ended December 31, 2001 was approximately $13,472,000. These allocations are based on cash distributions made and, for 2002 anticipated to be made, to the General Partner and the Associate Limited Partners with an allocation of at least 1% of profits to the General Partner in accordance with Section 4.2A of the Partnership Agreement.

     In general, the distribution of Cash Flow (as defined) is allocated 90% to the Holders of Interests and 10% to the General Partner and the Associate Limited Partners (collectively).


(13)  IMPAIRMENT OF LONG-LIVED ASSETS

     At December 31, 2003, the Partnership recorded an asset impairment of $523,721 to the carrying value of the furniture and equipment remaining at the corporate office in Boca Raton, Florida. This loss was determined based upon an analysis by an unaffiliated appraiser and recorded based upon the difference between the carrying value of the assets as compared to their appraised fair value.

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


(14)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                      Three Months Ended
                       -----------------------------------------------------
                        March 31,    June 30,    September 30,  December 31,
                          2002        2002            2002          2002
                      -----------   ----------   -------------  ------------
Total revenues . . .  $89,649,677   81,856,386     66,084,043        77,160
Gross operating
  profit (loss). . .   23,749,085   18,793,760     14,588,174    (2,773,071)
Net income . . . . .   21,922,350   17,581,758     12,736,738     1,502,582
Net income (loss)
  per Limited
  Partnership
  Interest . . . . .        53.72        35.58          31.21        (30.44)


                                      Three Months Ended
                       -----------------------------------------------------
                        March 31,    June 30,    September 30,  December 31,
                          2003        2003            2003          2003
                      -----------   ----------   -------------  ------------
Total revenues . . .  $11,895,796   11,960,343        151,404       158,527
Gross operating
  profit (loss). . .    1,015,613      893,132       (811,643)      410,861
Net income
  (loss) . . . . . .      823,329     (577,503)    (1,458,212)      515,830
Net income (loss)
  per Limited
  Partnership
  Interest . . . . .         2.02        (1.42)         (3.54)         1.25

     Total revenues and gross operating profit (loss) for the three months ended September 30, 2003 differ from the amounts reflected in the September 30, 2003 Form 10-Q due to the reclassification of $231,118 reflected as Land and property revenues in the third quarter filing which are more appropriately classified as a component of Gain on sale of assets held for sale.

     Total revenues for the third and fourth quarter 2003 as compared to the previous quarterly periods for that year were affected by closings on the sale of all 128 of the Partnership's remaining townhomes during the first two quarters of 2003. The fluctuations in Gross operating profit
(loss) and Net income (loss) for 2003 are attributable to the following:
The sale of the Shoppes in the first quarter for a gain of approximately $2.0 million, a loss on the sale of two commercial office building units in Weston during the second quarter, a change in the estimate for future warranty costs resulting in an increase in the estimated warranty reserve and additional costing of construction overheads incurred which exceeded previously used estimates during the third quarter, and the recognition of approximately $1.3 million in gain relating to two small land parcels each containing a billboard monument sign during the fourth quarter.

     The Gross operating profit (loss), Net income (loss) and Net income
(loss) per Limited Partnership Interest for the fourth quarter of 2002, as compared to the previous quarterly periods for that year, was adversely affected by (i) a significant decline in revenues from continuing operations attributable to the Partnership's continuing liquidation of its assets, and (ii) an accrual of approximately $2.4 million relating to certain contingent liabilities for Housing cost of revenues. The adverse effect of such items on the Net income (loss) was partially offset by the recognition of approximately $7.7 million in Gain on sale of assets held for sale relating to the Country Club, the Waterways II Parcel and the Ocala Parcel. The Net income (loss) per Limited Partnership Interest was also affected by the allocation of income to the General Partner and Associate Limited Partners equal to the amount of cash flow distributions made and anticipated to be made to the General Partner and Associate Limited Partners for 2002 and future periods. Reference is made to note 12 for a discussion of the allocations of profits and losses to the General Partner and Associate Limited Partners, collectively, and the Holders of Interests.



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.



ITEM 9A. CONTROLS AND PROCEDURES

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

                                   PART III

ITEM 10.  DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The General Partner of the Partnership is Arvida/JMB Managers, Inc., a Delaware corporation, all of the outstanding shares of stock of which are owned by JMB Investment Holdings-I, Inc., a Delaware corporation. Substantially all of the outstanding shares of stock of JMB Investment Holdings-I, Inc. are owned indirectly by JMB Realty Corporation, a Delaware corporation ("JMB") that is in the business of real estate investment. Substantially all of the outstanding shares of stock of JMB are owned by certain of its officers, directors, members of their families and their affiliates. The General Partner has responsibility for all aspects of the Partnership's operations. The Associate Limited Partners of the Partnership are Arvida/JMB Associates, an Illinois general partnership, of which JMB and certain of its current and former officers and directors and their affiliates are, indirectly, partners, and Arvida/JMB Limited Partnership, an Illinois limited partnership, of which Arvida/JMB Associates is the general partner. An affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated is the limited partner of Arvida/JMB Limited Partnership. Certain relationships of the Partnership to the General Partner and its affiliates are described under the captions "Determinations by the General Partner," "Relationships of Affiliates to Partnership," "Remuneration of JMB, Arvida and Affiliates" and "Fiduciary Responsibility of the General Partner" in the section "Conflicts of Interest" at pages 21 and 23-24 of the Prospectus of the Partnership, dated September 16, 1987, which descriptions are hereby incorporated herein by reference to
Exhibit 99 to this report.

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partner, St. Joe/Arvida and their affiliates. Various services have been and, to some extent, will continue to be provided to the Partnership by the General Partner, St. Joe/Arvida and their affiliates, including development and management supervisory and advisory services, insurance brokerage and administrative services such as legal, accounting and treasury services. In addition, the timing and amount of cash distributions and cash reserves and allocations of profits and losses for tax purposes, as well as the amount of expenses charged to the Partnership for services, are or may be affected by determinations made by the General Partner. Because the General Partner and/or its affiliates have interests in the cash distributions and the profits or losses for tax purposes of the Partnership or in the amount of payments or reimbursements made for services rendered to the Partnership, the General Partner has a conflict of interest in making the determinations affecting these matters.

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

     There is no family relationship among any of the foregoing director or officers. Mr. Nickele has been elected to serve a one-year term as director until the annual meeting of the General Partner to be held on August 10, 2004. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the General Partner to be held on August 10, 2004. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which the director or any officer was selected as such.

     The foregoing director and most of the officers are also officers and/or directors of JMB. Most of the foregoing director and officers are also officers and/or directors of various affiliated companies of JMB.

    The business experience during the past five years of such director and officers of the General Partner of the Partnership includes the following:

     H. Rigel Barber (age 55) is Chief Executive Officer and Executive Vice President of JMB and an officer of various JMB affiliates. Mr. Barber has been associated with JMB since March, 1982. He received a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 55), in addition to being a Vice President of Arvida/JMB Managers, Inc., has acted as the Chief Financial Officer of the Partnership since August 2002. He is also a Senior Vice President and, since August 2002, Chief Financial Officer of JMB and an officer of various JMB affiliates. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

    Gary Nickele (age 51) is Executive Vice President and General Counsel of JMB and an officer and/or director of various JMB affiliates. Prior to becoming President of Arvida/JMB Managers, Inc., in August 2002, Mr. Nickele had been a Vice President of that corporation since April 1987. He has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     James D. Motta (age 48) has been, since November 1997, President and Chief Executive Officer of St. Joe/Arvida Company, L.P. ("St. Joe/Arvida"), which, prior to July 2003, was a joint venture among affiliates of The St. Joe Company and of JMB, and, since July 2003, has been a joint venture between subsidiaries of The St. Joe Company, for real estate development, ownership and management. Mr. Motta has tendered his resignation as President and Chief Executive Officer of St. Joe/Arvida effective March 31, 2004 and will also resign as Vice President of Arvida/JMB Managers, Inc. effective March 31, 2004. The Partnership expects to enter into a consulting agreement with Mr. Motta for at least a one-year period effective April 1, 2004. Mr. Motta is also a trustee of Gables Residential Trust, an owner, operator and developer of multifamily apartment communities, and a director of Correctional Properties Trust, an owner and lessor of correctional and detention facilities.

     Gary Nickele is President and Manager of KLC Land Company, LLC, which was formerly known as Amfac Hawaii, LLC ("KLC"). On February 27, 2002, KLC and certain of its subsidiaries and affiliates filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. KLC, together with its subsidiaries, principally owns and develops real estate in the State of Hawaii, and it and certain subsidiaries filed the Chapter 11 proceedings in part to enable them to achieve an orderly reorganization of their debt to serviceable levels. In November 2002, the United States Bankruptcy Court for the Northern District of Illinois entered an order confirming a plan of reorganization for KLC and the other debtors in the Chapter 11 proceedings.

     The Partnership is a limited partnership organized under the laws of the State of Delaware, and the rights of its partners and Holders of Interests are governed by its Partnership Agreement, the Assignment Agreement and the Delaware Revised Uniform Limited Partnership Act, as amended. Moreover, the Interests are not publicly traded. In view of these facts, as well as the limited business activity of the Partnership, the General Partner has determined that it is not necessary for the Partnership to have either an "audit committee financial expert" or a "code of ethics" as those terms are defined in the rules and regulations of the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION

     The officers and the director of the General Partner receive no direct remuneration in such capacities from the Partnership. The General Partner and the Associate Limited Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses. Reference is made to notes 1 and 12 for a description of such distributions and allocations. The General Partner and the Associate Limited Partners, collectively, received cash distributions in 2003 totaling $4,488,889. Pursuant to the Partnership Agreement, the General Partner and Associate Limited Partners were allocated net losses for Federal income tax purposes for 2003 of $68,000. Reference is made to note 12 for further discussion of this allocation. Such losses benefit the General Partner and the partners in the Associate Limited Partners to the extent that such losses may be used to offset their taxable income from the Partnership or other sources.

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
therein

(1) Reflects beneficial ownership of Interests held directly by The St. Joe Company, for which it has been reported that it has shared voting and dispositive power. The address for The St. Joe Company is 1650 Prudential Drive, Suite 400, Jacksonville, Florida 32207. Wholly-owned subsidiaries of The St. Joe Company are the partners, and collectively own all of the partnership interests, in St. Joe/Arvida.

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

     (b) The General Partner and its executive officers and director beneficially own the following Interests of the Partnership:

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

The Partnership also receives reimbursement from St. Joe/Arvida for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership on behalf of St. Joe/Arvida. Charges and related reimbursements between the Partnership and St. Joe/Arvida are determined on a consistent basis using various methodologies depending upon the nature of the services provided. Such charges, whether incurred directly by the Partnership or St. Joe/Arvida, may include salaries and salary-related costs, as well as burdens for administrative and office overheads. Methodologies used to apportion costs between entities include, but are not limited to, charges based upon percentages of (i) time spent on each entity relative to total hours worked; (ii) cash expenditures by entity relative to total expenditures; and (iii) real estate sales and closings by entity relative to total sales and closings. The total reimbursements made to St. Joe/Arvida during the year ended December 31, 2003, was approximately $7,073,000. Such reimbursement included amounts owing in connection with the Partnership's achievement of certain profit and cash flow levels prior to 2003. On January 1, 2003, certain employees of the Partnership became employees of St. Joe/Arvida. Therefore, a significant portion of the expense related to this reimbursement to St. Joe/Arvida in 2003 was a direct operating expense of the Partnership in prior years. In addition, at December 31, 2003, the Partnership owed St. Joe/Arvida approximately $20,800 for general and administrative costs pursuant to the sub-management agreement, all of which was paid as of March 1, 2004. For the year ended December 31, 2003, the Partnership received approximately $5,154,000 from St. Joe/Arvida or its affiliates. In addition, $326,700 was owed to the Partnership at December 31, 2003, all of which was received as of March 1, 2004.

     In August 2002, the Partnership entered into an agreement for the prospective assignment to and assumption by St. Joe/Arvida of the Partnership's rights and obligations under the lease for its offices (approximately 19,100 rentable square feet of space) in Boca Raton, Florida. The assignment and assumption was effective January 1, 2004.
From and after the effective date, St. Joe/Arvida will charge to the Partnership an allocable portion of the monthly base rent (which ranges from approximately $27,000 to $29,000 through January 31, 2005), operating expenses and tenant improvement costs, if any, incurred by St. Joe/Arvida pursuant to the lease. The allocation method for such costs is discussed in the preceding paragraph and is similar to the allocation method previously used by the Partnership to charge to St. Joe/Arvida a portion of the lease costs.

     The Partnership received reimbursement from St. Joe/Arvida and its affiliates for the use of certain equipment and property owned or leased by the Partnership. In addition, in July 2003, the Partnership assigned its rights as licensee in certain software licenses to The St. Joe Company in consideration of a payment for the assignment. The Partnership remains contingently liable to the software licensor for performance of the obligations under the software licenses and retains certain rights to use the software licenses. The net reimbursement and payment received for these items by the Partnership for the year ended December 31, 2003 was approximately $194,000.

     Based upon discussions held in the first quarter of 2004, the Partnership anticipates selling the furniture and equipment remaining in its Boca Raton office to the St. Joe Company in the second quarter of 2004 for its fair market value as determined by an independent appraisal.

     JMB Insurance Agency, Inc., an affiliate of the General Partner, earned and received insurance brokerage commissions in 2003 of approximately $104,500 in connection with providing insurance coverage for certain of the properties of the Partnership, all of which was paid as of December 31, 2003. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partner of the Partnership or its affiliates are entitled to reimbursement for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and the acquisition, development, ownership, supervision, and operation of the Partnership assets. In 2003, the General Partner and its affiliates were entitled to reimbursements for legal, accounting and treasury services. Such costs for 2003 were approximately $343,400, all of which were paid as of December 31, 2003.

     The Partnership was also entitled to receive reimbursements from affiliates of the General Partner for certain general and administrative expenses including, and without limitation, salary and salary-related expenses relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the year ended December 31, 2003, the total of such costs incurred was approximately $46,900. Approximately $630 was outstanding as of December 31, 2003, all of which was received as of March 1, 2004.

     Amounts payable to or by the General Partner, St. Joe/Arvida or their affiliates do not bear interest.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Ernst & Young LLP audited the accompanying consolidated financial statements for the years ended December 31, 2003 and 2002. The fees billed by Ernst & Young LLP for all professional services for each of those years were as follows:

     (1)  AUDIT FEES

     The aggregate fees billed for each of the years ended December 31, 2003 and 2002 for professional services rendered by Ernst & Young LLP for the audit of the Partnership's annual financial statements and review of financial statements included in the Partnership's Form 10-Q filings were approximately $150,500 and $199,800, respectively.

     (2)  AUDIT-RELATED FEES

     None

     (3)  TAX FEES

     The aggregate fees billed for each of the years ended December 31, 2003 and 2002, for professional services rendered by Ernst & Young LLP for tax planning, tax compliance and tax return preparation were approximately $10,000 and $20,000, respectively.

     (4)  ALL OTHER FEES

     None

     The Partnership has not adopted any pre-approval policies and procedures for its audit, audit-related and permitted non-audit services. All such services are approved by the sole director of the General Partner before the services are rendered.

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

              1. Financial Statements. (See Index to Financial Statements filed with this annual report on Form 10-K).

              2.    Exhibits.

                    3.1      Amended and Restated Agreement of Limited
                             Partnership.*

                    3.2      Acknowledgment and Amendment of Partnership
                             Agreement.*

                    3.3 Amendment to the Amended and Restated Agreement of Limited Partnership, effective October 29, 2002, is incorporated herein by reference to Exhibit 3.3 to the Partnership's Report for the year ended December 31, 2002 on Form 10-K (File No. 0-16976) dated March 24, 2003.

                    3.4 Assignment Agreement by and among the General Partner, the Initial Limited Partner and the Partnership.*

                    10.1 Agreement between the Partnership and The Walt Disney Company dated January 29, 1987 is incorporated herein by reference to Exhibit
                             10.1 to the Partnership's Report for the year ended December 31, 2002 on Form 10-K (File No. 0-16976) dated March 24, 2003.

                    10.2 Letter Agreement, dated as of September 10, 1987, between the Partnership and The Walt Disney Company, is incorporated herein by reference to Exhibit 10.2 to the Partnership's Report for the year ended December 31, 2002 on Form 10-K (File No. 0-16976) dated March 24, 2003.

                    10.3 Management, Advisory and Supervisory Agreement, including the License Agreement for the use of the Arvida name as exhibit A thereto, is incorporated herein by reference to Exhibit 10.3 to the Partnership's Report for the year ended December 31, 2002 on Form 10-K (File No. 0-16976) dated March 24, 2003.

                    10.4 Fourth Amended and Restated Agreement of Partnership of Arvida/JMB Partners, together with Amendment No. 1 thereto, is incorporated herein by reference to Exhibit 10.4 to the Partnership's Report for the year ended December 31, 2002 on Form 10-K (File No. 0-16976) dated March 24, 2003.

                    10.5 Information Systems Sharing Agreement dated November 6, 1997 between Arvida/JMB Partners, L.P. and Arvida Company is hereby incorporated herein by reference to Exhibit 10.15 to the Partnership's Report for the year ended December 31, 1997 on Form 10-K (File No. 0-16976) dated March 25, 1998.

                    10.6 Sale and Purchase Agreement dated as of September 6, 2002, by and between Weston Town Center, LLC and Belmont Investment Corp., as amended by the First, Second and Third Amendments to Sale and Purchase Agreement, dated January 17, 2003, February 7, 2003 and February 7, 2003, respectively, for the sale of the Weston Town Center, also known as The Shoppes of Town Center located in Weston, Florida is hereby incorporated by reference to
                             Exhibit 10.1 to the Partnership's Report on
                             Form 8-K (File No. 0-16976) filed on
                             February 24, 2003.

                    21       Subsidiaries of the Registrant is filed
                             herewith.

                    31.1 Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, is filed herewith.

                    31.2 Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, is filed herewith.

                    32. Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.
                             Section 1850, as adopted pursuant to Section
                             906 of the Sarbanes-Oxley Act of 2002 are filed herewith.

                    99 Certain portions of the Prospectus of the Partnership dated September 16, 1987, from the Section entitled "Conflicts of Interest" are filed herewith.

         * Previously filed with the Securities and Exchange Commission as Exhibits 3.1, 3.2 and 3.3, respectively, to the Partnership's Form 10-Q/A Report (File No. 0-16976) filed on June 6, 2002, and incorporated herein by reference.

         (b)  Reports on Form 8-K:

                   No reports on Form 8-K were filed during the last
              quarter of the period covered by this report.

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


                           ARVIDA/JMB PARTNERS, L.P.

                           BY:     Arvida/JMB Managers, Inc.
                                   (The General Partner)



                                   GAILEN J. HULL
                           By:     Gailen J. Hull
                                   Vice President
                           Date:   March 30, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                   GAILEN J. HULL
                           By:     Gailen J. Hull, Vice President
                                   Principal Accounting Officer
                                   and Principal Financial Officer
                           Date:   March 30, 2004



                                   GARY NICKELE
                           By:     Gary Nickele, President and Sole Director
                                   Principal Executive Officer
                           Date:   March 30, 2004

                           ARVIDA/JMB PARTNERS, L.P.

                                 EXHIBIT INDEX

                                                   DOCUMENT      SEQUENTIALLY
EXHIBIT                                           INCORPORATED   NUMBERED
NO.       EXHIBIT                                 BY REFERENCE   PAGE
-------   -------                                 ------------   ------------

3.1.      Amended and Restated Agreement
          of Limited Partnership.                      Yes

3.2       Acknowledgment and Amendment of
          Partnership Agreement.                       Yes

3.3       Amendment to the Amended and
          Restated Agreement of Limited
          Partnership, effective October 29,
          2002.                                        Yes

3.4.      Assignment Agreement by and
          among the General Partner, the
          Initial Limited Partner and the
          Partnership.                                 Yes

10.1      Agreement between the Partnership
          and The Walt Disney Company dated
          January 29, 1987                             Yes

10.2      Letter Agreement, dated as of
          September 10, 1987, between the
          Partnership and The Walt Disney
          Company                                      Yes

10.3      Management, Advisory and Supervisory
          Agreement, including the License
          Agreement for the use of the Arvida
          name as exhibit A thereto                    Yes

10.4      Fourth Amended and Restated Agreement
          of Partnership of Arvida/JMB Partners,
          together with Amendment No. 1 thereto        Yes

10.5      Information Systems Sharing Agreement
          dated November 6, 1997 between
          Arvida/JMB Partners, L.P. and Arvida
          Company                                      Yes

10.6      Sale and Purchase Agreement dated as
          of September 6, 2002, by and between
          Weston Town Center, LLC and Belmont
          Investment Corp., as amended by the
          First, Second and Third Amendments to
          Sale and Purchase Agreement, dated
          January 17, 2003, February 7, 2003
          and February 7, 2003, respectively,
          for the sale of the Weston Town
          Center, also known as The Shoppes of
          Town Center located in Weston, Florida       Yes

21        Subsidiaries of the Registrant.              No

                                                   DOCUMENT      SEQUENTIALLY
EXHIBIT                                           INCORPORATED   NUMBERED
NO.       EXHIBIT                                 BY REFERENCE   PAGE
-------   -------                                 ------------   ------------

31.1      Certification of Principal
          Executive Officer pursuant to
          Rule 13a-14(a)/Rule 15d-14(a)
          of the Securities Exchange Act,
          as amended.                                  No

31.2      Certification of Principal
          Financial Officer pursuant to
          Rule 13a-14(a)/Rule 15d-14(a)
          of the Securities Exchange Act,
          as amended.                                  No

32.       Certifications of Chief Executive
          Officer and Chief Financial
          Officer Pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant
          to Section 906 of the Sarbanes-Oxley
          Act of 2002.                                 No

99        Certain portions of the Prospectus
          of the Partnership dated September 16,
          1987, from the Section entitled
          "Conflicts of Interest"                      No