Form 10-Q
period 2004-03-31
ARVIDA JMB PARTNERS L P
filed 2004-05-17
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.   20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 2004         Commission file #0-16976




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

                      CONSOLIDATED BALANCE SHEETS




                                ASSETS
                                ------

                                           MARCH 31,     DECEMBER 31,
                                             2004           2003
                                          (Unaudited)    (See Note)
                                         -------------   ------------

Cash and cash equivalents . . . . . . .   $ 62,900,172   $ 65,450,117
Restricted cash . . . . . . . . . . . .      1,126,872      1,126,317
Trade and other accounts receivable . .          --           295,469
Real estate inventories . . . . . . . .          --             --
Property and equipment, net . . . . . .        140,640        144,916
Investments in and advances to
  joint ventures, net . . . . . . . . .        165,417        182,437
Amounts due from affiliates, net. . . .          --           308,613
Prepaid expenses and other assets . . .        163,762        236,704
                                          ------------   ------------

          Total assets. . . . . . . . .   $ 64,496,863   $ 67,744,573
                                          ============   ============

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                CONSOLIDATED BALANCE SHEETS (CONTINUED)



              LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
              ------------------------------------------

                                           MARCH 31,     DECEMBER 31,
                                             2004           2003
                                          (Unaudited)    (See Note)
                                         -------------   ------------
Liabilities:
  Accounts payable. . . . . . . . . . .   $     14,129   $     27,265
  Accrued expenses and other
    liabilities . . . . . . . . . . . .     14,374,129     17,242,147
  Amounts due to affiliates, net. . . .        260,501          --
                                          ------------   ------------

  Commitments and contingencies

          Total liabilities . . . . . .     14,648,759     17,269,412
                                          ------------   ------------

Partners' capital accounts:
  General Partner and
   Associate Limited Partners:
    Capital contributions . . . . . . .         20,000         20,000
    Cumulative net income . . . . . . .    103,555,886    103,568,427
    Cumulative cash distributions . . .    (97,244,327)   (97,244,327)
                                          ------------   ------------
                                             6,331,559      6,344,100
                                          ------------   ------------
  Limited Partners:
    Capital contributions,
      net of offering costs . . . . . .    364,841,815    364,841,815
    Cumulative net income . . . . . . .    378,625,767    379,240,283
    Cumulative cash distributions . . .   (699,951,037)  (699,951,037)
                                          ------------   ------------
                                            43,516,545     44,131,061
                                          ------------   ------------
          Total partners' capital
            accounts. . . . . . . . . .     49,848,104     50,475,161
                                          ------------   ------------

          Total liabilities and
            partners' capital . . . . .   $ 64,496,863   $ 67,744,573
                                          ============   ============


NOTE: The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.









              The accompanying notes are an integral part of these consolidated financial statements.

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                 CONSOLIDATED STATEMENTS OF OPERATIONS

              THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                              (UNAUDITED)


                                              2004          2003
                                          -----------   -----------
Revenues:
  Housing . . . . . . . . . . . . . . .   $     --      $11,680,355
  Brokerage and other operations. . . .       130,784       215,441
                                          -----------   -----------
      Total revenues. . . . . . . . . .       130,784    11,895,796
                                          -----------   -----------

Cost of revenues:
  Housing . . . . . . . . . . . . . . .         --       10,671,219
  Operating properties. . . . . . . . .         --           16,929
  Brokerage and other operations. . . .        23,986       192,035
                                          -----------   -----------
      Total cost of revenues. . . . . .        23,986    10,880,183
                                          -----------   -----------

Gross operating profit. . . . . . . . .       106,798     1,015,613
Selling, general and administrative
  expenses. . . . . . . . . . . . . . .      (791,329)   (2,194,610)
                                          -----------   -----------
      Net operating loss. . . . . . . .      (684,531)   (1,178,997)

Interest income . . . . . . . . . . . .        80,963       227,117
Equity in losses of unconsolidated
  ventures. . . . . . . . . . . . . . .       (13,435)      (19,635)
Interest and real estate taxes,
  net of amounts capitalized. . . . . .       (10,054)         (245)
                                          -----------   -----------
      Loss from continuing
        operations. . . . . . . . . . .      (627,057)     (971,760)

Discontinued Operations:
  Net income from assets held
    for sale. . . . . . . . . . . . . .         --          317,081
  Gain on sale of assets held
    for sale. . . . . . . . . . . . . .         --        1,478,008
                                          -----------   -----------
      Net (loss) income . . . . . . . .   $  (627,057)  $   823,329
                                          ===========   ===========

      Net loss before discontinued
        operations per Limited
        Partnership Interest. . . . . .   $     (1.52)  $     (2.38)
      Discontinued operations per
        Limited Partnership Interest. .         --             4.40
                                          -----------   -----------
      Net (loss) income per Limited
        Partnership Interest. . . . . .   $     (1.52)  $      2.02
                                          ===========   ===========
      Cash distributions per
        Limited Partnership Interest. .   $     --      $     50.00
                                          ===========   ===========




              The accompanying notes are an integral part of these consolidated financial statements.

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

              THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                              (UNAUDITED)

                                              2004           2003
                                          ------------   ------------
Net loss from continuing operations . .   $   (627,057)  $   (971,760)
Charges (credits) to net loss
 from continuing operations not
 requiring (providing) cash:
  Depreciation. . . . . . . . . . . . .          4,276        217,021
  Equity in losses of unconsolidated
    ventures. . . . . . . . . . . . . .         13,435         19,635
Changes in:
  Restricted cash . . . . . . . . . . .           (555)      (157,827)
  Trade and other accounts receivable .        295,469        414,594
  Real estate inventories:
    Additions to real estate
      inventories . . . . . . . . . . .          --        (8,810,875)
    Cost of sales . . . . . . . . . . .          --        10,396,492
    Capitalized interest. . . . . . . .          --           (84,676)
    Capitalized real estate taxes . . .          --           (20,792)
  Amounts due to/from affiliates, net .        569,114         39,708
  Prepaid expenses and other assets . .         72,942        494,118
  Accounts payable, accrued expenses
    and other liabilities . . . . . . .     (2,894,569)    (4,825,073)
                                          ------------   ------------
          Net cash used in
            operating activities of
            continuing operations . . .     (2,566,945)    (3,289,435)
                                          ------------   ------------
Investing activities:
  Joint venture distributions . . . . .         17,000          --
                                          ------------   ------------
          Net cash provided by
            investing activities of
            continuing operations . . .         17,000          --
                                          ------------   ------------
Financing activities:
  Distributions to General Partner
    and Associate Limited Partners. . .          --        (2,244,444)
  Distributions to Limited Partners . .          --       (20,200,000)
                                          ------------   ------------
          Net cash used in
            financing activities of
            continuing operations . . .          --       (22,444,444)
                                          ------------   ------------
Net cash provided by
  discontinued operations . . . . . . .          --        19,053,795
                                          ------------   ------------
Decrease in Cash and
  cash equivalents. . . . . . . . . . .     (2,549,945)    (6,680,084)
Cash and cash equivalents,
  beginning of period . . . . . . . . .     65,450,117     88,968,513
                                          ------------   ------------
Cash and cash equivalents,
  end of period . . . . . . . . . . . .   $ 62,900,172   $ 82,288,429
                                          ============   ============




              The accompanying notes are an integral part of these consolidated financial statements.

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 2004
                              (UNAUDITED)



     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2003, which are included in the Partnership's 2003 Annual Report on Form 10-K (File No. 0-16976) filed on March 30, 2004, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements, and which are required by accounting principles generally accepted in the United States for complete financial statements, have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 2003 Annual Report.


GENERAL

     In the opinion of the General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of March 31, 2004 and December 31, 2003 and for the three months ended
March 31, 2004 and 2003. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2004.

     In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), as further clarified and amended by the FASB's issuance of a revision to FIN 46 in December 2003. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interests created after January 31, 2003, and with respect to variable interests created before February 1, 2003, FIN 46 applies to the Partnership during the quarter ended March 31, 2004, as deferred by the FASB in December 2003. The Partnership has completed its assessment of FIN 46 implications and determined it does not have any interests in variable interest entities.

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

     For the three months ended March 31, 2004 and 2003, changes in the warranty accrual consisted of the following:

                                           2004             2003
                                       -----------       ----------
Accrued warranty costs,
  January 1 . . . . . . . . . . .      $ 1,569,000        2,162,000
Estimated liability recorded. . .            --             799,000
Payments made . . . . . . . . . .         (289,000)        (798,000)
                                       -----------       ----------
Accrued warranty costs,
  March 31  . . . . . . . . . . .      $ 1,280,000        2,163,000
                                       ===========       ==========

     Accrued warranty costs are included in Accrued expenses and other liabilities on the accompanying balance sheets.

     Obligations Under Sale Agreements

     In connection with the sale of The Shoppes of Town Center (the "Shoppes") in Weston on February 7, 2003, certain consolidated entities of the Partnership undertook certain indemnity obligations to the purchaser or its lender. In general, these obligations relate to indemnification against loss, costs or expenses arising out of a breach of representation or warranty, possible claims of tenants, certain rent obligations, restrictions on the leasing or use of the property, litigation relating to the property, claims occurring or accruing prior to the closing and certain other usual and customary matters. Some of these indemnity obligations terminate as to claims made after the first anniversary date of the sale while other of these indemnity obligations have no specified termination. In accordance with such indemnification, the seller deposited $100,000 and the buyer deposited $50,000 in escrow to secure the obligation to indemnify the buyer's lender for such claims. The Partnership received $50,000 of the $100,000 noted above during 2003. The seller also deposited $50,000 in escrow as security for completion of remediation work for compliance with the Americans with Disabilities Act. The remediation work has been completed and the Partnership anticipates the release of this deposit. Due to the different circumstances that could cause the indemnity obligations to arise, the Partnership is not able to estimate the maximum potential amount of these indemnity obligations, although the Partnership currently does not believe that individually or collectively these indemnity obligations will have a material adverse effect on its financial condition.

The Partnership has recorded a liability of approximately $49,000 for these indemnity obligations at March 31, 2004. This liability is included in Accrued expenses and other liabilities on the accompanying balance sheet at March 31, 2004.

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

     Indemnification of Certain Persons

     Under certain circumstances, the Partnership indemnifies the General Partner and certain other persons performing services on behalf of the Partnership for liability they may incur arising out of the indemnified persons' activities conducted on behalf of the Partnership. There is no limitation on the maximum potential payments under these indemnification obligations, and, due to the number and variety of events and circumstances under which these indemnification obligations could arise, the Partnership is not able to estimate such maximum potential payments. However, historically the Partnership has not made payments in material amounts under such indemnification obligations, and no amount has been accrued in the accompanying consolidated financial statements for these indemnification obligations of the Partnership.

     Discontinued Operations

     Effective January 1, 2002, the Partnership adopted SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. Accordingly, operations of the Shoppes, the Country Club, the AOK Group, which owned an approximate 46 acre parcel (the "Ocala Parcel") near Ocala, Florida, Waterways II, an approximate 4.6 acre parcel in Weston (the "Waterways II Parcel") on which a shopping center containing approximately 31,300 square feet of rentable space was being constructed, commercial office units in Weston and certain land parcels, which met the criteria for assets held for sale, have been accounted for as net income from operations of assets held for sale, and the results of operations for those assets have been excluded from continuing operations in the consolidated statements of operations for all periods presented. As of March 31, 2004, all assets previously classified as assets held for sale have been sold.

     Capitalized Interest and Real Estate Taxes

     Interest, including the amortization of loan fees, of $0 and $84,676 was incurred for the three months ended March 31, 2004 and 2003, respectively, all of which was capitalized. Interest payments, including amounts capitalized, of $0 and $47,011 were made during the three months ended March 31, 2004 and 2003, respectively. The decrease in interest incurred and paid during the three month period ending March 31, 2004 compared to the same period in 2003 is due to the payment in February 2003 of the outstanding principal balance on the mortgage loan secured by the Shoppes.

     Real estate taxes of $10,054 and $21,038 were incurred for the three months ended March 31, 2004 and 2003, respectively, of which $0 and $20,793 were capitalized, respectively. Real estate tax payments of $0 and $20,555 were made during the three months ended March 31, 2004 and 2003, respectively. In addition, real estate tax reimbursements totaling $1,139 and $272,896 were received from the Partnership's escrow agent during the three months ended March 31, 2004 and 2003, respectively. The decrease in real estate taxes incurred during the three month period ending March 31, 2004 as compared to the same period in 2003 is due to the continued orderly liquidation of the remaining Partnership assets. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and other operating properties as these taxes are included in Net income from assets held for sale as described in Discontinued Operations.

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

     Depreciation expense of $4,276 and $217,021 was recorded for the three months ended March 31, 2004 and 2003, respectively. There was no amortization of loan fees recorded for the three months ended March 31, 2004 and 2003. The decrease in depreciation expense incurred during the three month period ending March 31, 2004 as compared to the same period in 2003 is due to the continued orderly liquidation of the remaining Partnership assets and the impairment noted in the preceding paragraph.

     Partnership Distributions

     During February 2003, the Partnership made a distribution of $20,200,000 to its Holders of Interest ($50.00 per Interest) and $2,244,444 to the General Partner and Associate Limited Partners, collectively.

     Reclassifications

     Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements and accompanying notes. Actual results could differ from those estimates.

RESTRICTED CASH

     Restricted cash are amounts restricted under escrow agreements as well as cash which collateralizes letters of credit.

NOTES AND MORTGAGES PAYABLE

     In May 2000, the Partnership closed on a $20 million loan with First Union National Bank for the development and construction of the Shoppes, a mixed use retail/office plaza consisting of approximately 158,000 net leasable square feet. Interest on the loan (as modified effective May 31, 2001 and further modified effective December 31, 2001) was based on the relevant LIBOR rate plus 1.8% per annum. Monthly payments of interest only were required during the first twenty-five months of the loan. On July 1, 2002, the maturity date for the loan was extended for eleven months and monthly payments of principal and interest were due based upon a 25-year loan amortization schedule and an assumed interest rate based on the ten-year treasury bond rate plus 2.5% per annum. The outstanding principal balance and accrued and unpaid interest of approximately $13,848,000 were paid in February 2003 out of the proceeds from the sale of the Shoppes.

TRANSACTIONS WITH AFFILIATES

     The Partnership, subject to certain limitations, may engage affiliates of the General Partner for insurance brokerage and certain other administrative services to be performed in connection with the administration of the Partnership and its assets. The total of such costs for the three months ended March 31, 2004 was approximately $1,100 all of which was paid as of April 30, 2004. The total of such costs for the three months ended March 31, 2003 was approximately $79,000. In addition, the General Partner and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Partnership and the operation of the Partnership's properties. Such costs were approximately $82,000 and $119,000 for the three months ended
March 31, 2004 and 2003, respectively, all of which were paid as of April 30, 2004.

     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salaries and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the three month period ended March 31, 2004, there were no such costs incurred by the Partnership. For the three month period ended March 31, 2003, the Partnership was entitled to reimbursements of approximately $20,400.

     For the three month periods ended March 31, 2004 and 2003, the Partnership reimbursed St. Joe/Arvida Company, L.P. ("St. Joe/Arvida") or its affiliates approximately $2,245,000 and $3,349,000, respectively, for the services provided to the Partnership by St. Joe/Arvida pursuant to a sub-management agreement for development and management supervisory and advisory services (and personnel with respect thereto). At March 31, 2004, the Partnership owed St. Joe/Arvida approximately $16,000 for services provided pursuant to this agreement, all of which was paid as of April 30, 2004. The Partnership also receives reimbursement from St. Joe/Arvida and its affiliates for certain general and administrative costs including, and without limitation, salaries and salary-related costs relating to work performed by employees of the Partnership on behalf of St. Joe/Arvida and its affiliates. For the three month periods ended March 31, 2004 and 2003, the Partnership was entitled to reimbursement of such costs totaling approximately $0 and $419,000, respectively, from St. Joe/Arvida and its affiliates.

     In February 2003, the General Partner and Associate Limited Partners, collectively, received cash distributions in the aggregate amount of $2,244,444.

     All amounts receivable from or payable to the General Partner or its affiliates do not bear interest and are expected to be paid in future periods.

COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under bonds for approximately $3,463,000 at March 31, 2004. In addition, a joint venture in which the Partnership holds an interest is also contingently liable under bonds for approximately $306,000 at March 31, 2004.

     On August 29, 2002, the Partnership entered into an agreement with St. Joe/Arvida for the prospective assignment to and assumption by St. Joe/Arvida of the Partnership's rights and obligations under the lease for its offices (approximately 19,100 rentable square feet of space) in Boca Raton, Florida. The assignment and assumption of the lease was made effective January 1, 2004.

     Rental expense of $34,242 and $315,600 was incurred for the three month periods ended March 31, 2004 and 2003, respectively.

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

     The Partnership is a defendant in an insurance subrogation matter. On or about May 10, 1996, a subrogation claim entitled Juarez v. Arvida Corporation et al., Case No. 96-09372 CA13 was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). In this suit, plaintiffs seek to recover damages, pre-and post-judgment interest, costs and any other relief the court may deem just and proper in connection with $3,200,000 American Reliance allegedly paid on specified claims at Country Walk in the wake of Hurricane Andrew. The Walt Disney Company (n/k/a Disney Enterprises, Inc., "Disney") is also a defendant in this suit. The Partnership filed a motion to dismiss this action that has been pending since 1996. The Partnership is advised that the amount of this claim (including prejudgment interest) that allegedly relates to units it sold is a range of approximately $360,000 to $800,000. The Partnership is being defended by U.S. Fire. The Partnership believes that a material loss for the Partnership as a result of this lawsuit is remote. The accompanying consolidated financial statements do not reflect any accruals related to this matter.

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

     On August 8, 2002, the Partnership attended a mediation with representatives of Lakes of the Meadow Village Homes Condominium Nos. One through Seven and Nine Maintenance Associations (collectively, "Association Nos. 1-7 and 9"). As a result of this and subsequent mediation sessions and other discussions among the parties, and without admitting any liability, the Partnership has entered into an agreement with Association Nos. 1-7 and 9 and their members for a settlement that received preliminary approval of the Court on February 12, 2004. On April 30, 2004, the Court gave its final approval of the settlement as fair, reasonable and adequate and in the best interest of Association Nos. 1-7 and 9 and their members. The Court's order giving its final approval is subject to the filing of an appeal during the 30-day period following the entry of the order of approval. The settlement agreement provides, among other things, for a release by Association Nos. 1-7 and 9 and their members of all manner of actions, claims, and damages arising out of or relating to the subject matters of the lawsuit; any order of the Miami-Dade County, Florida Unsafe Structures Board relating to the units in the condominiums of Association Nos. 1-7 and 9; any remediation action undertaken in regard to those units;

the failure of any of Association Nos. 1-7 and 9 to undertake appropriate or timely remediation; or the past, present or future governance of Association Nos. 1-7 and 9. Under the terms of the settlement agreement, the claims of Association Nos. 1-7 and 9 and their members would be dismissed, each side bearing its own fees and costs. The Partnership would pay $5.5 million to Association Nos. 1-7 and 9 as part of the settlement. The Partnership would continue to reserve its right to pursue claims for indemnity or contribution against The Walt Disney Company or its affiliates in connection with the condominium units that were constructed in whole or in part prior to September 10, 1987 (the date that the Partnership acquired the assets of Arvida Corporation from The Walt Disney Company) but were sold by the Partnership on or after that date. Completion of the settlement is subject to the satisfaction or waiver of certain conditions, including that there be no reversal or material modification of the Court's final approval order on an appeal, if any, taken from such order. There is no assurance that all remaining conditions for completion of the settlement will be satisfied or waived. If the settlement is not completed, the litigation brought by Association Nos. 1-7 and 9 against the Partnership may continue. The Partnership's claims for indemnity and contribution have been severed for separate proceedings and trial from the case in chief in the Lakes of the Meadow litigation.

     During 2001, the Partnership settled the claims brought in the lawsuit by Lakes of the Meadow Village Homes Condominium No. Eight Maintenance Association, Inc. ("Association No. 8") for a payment of $155,000 funded by U.S. Fire. Representatives of the Partnership have discussed with representatives of Association No. 8 issues raised by the Building Department's notices of violations for that Association's condominium units. Association No. 8 submitted construction plans to address the issues raised by the Building Department notices of violations and comments received by the plan reviewers for that Association's units. On February 7, 2003, Association No. 8 received permits approving its plans for most of its condominium units and is in the process of engaging a general contractor for the work. Association No. 8 asked the Partnership to pay the cost to remediate the units in its condominium. On March 9, 2004, the Partnership entered into a separate settlement agreement with Association No. 8 and its members. This settlement was completed in May 2004 with the Partnership paying $1,385,000 in exchange for a release of all of the claims of Association No. 8 and its members. In addition, the Court has entered an order dismissing the claims of Association No. 8 and its members in the lawsuit, and the time for appealing that order has expired. The Partnership intends to pursue claims for indemnity or contribution against The Walt Disney Company or its affiliates in connection with the units in the condominium of Association No. 8 that were constructed in whole or in part prior to September 10, 1987 but were sold by the Partnership on or after that date.

     The Partnership has applied the accounting rules concerning loss contingencies in regard to the treatment of this matter for financial reporting purposes.

     The Partnership is seeking payment or reimbursement of the foregoing settlement amounts from U.S. Fire, which has issued a reservation of rights letter with respect to the claims in the lawsuit against the Partnership, and from the Partnership's excess insurance carrier, The Home Insurance Company, which is subject to a liquidation proceeding. The Partnership can give no assurances as to the ultimate portion of the expenses, fees and damages allegedly relating to the Lakes of the Meadow matter, if any, which will be covered by its insurance. Reference is made to Item 1, Legal Proceedings, in Part II - Other Information elsewhere in this report for further information concerning the Partnership's insurance and the Lakes of the Meadow matter.

     The Partnership, the General Partner and certain related parties as well as other unrelated parties have been named defendants in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al, Case No. 03010709, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was filed on or about June 20, 2003, plaintiff purports to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston, which has approximately 150 homes. Plaintiff has filed a fourteen count complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiff complains, among other things, that the homes were not built of high quality and adequate construction, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation were improper, and that the homes suffer from improper shutter storm protection systems. The Partnership filed a motion to dismiss, which was denied. The Partnership intends to file its answer to the complaint shortly. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. Due to, among other things, the early stage of the litigation, the Partnership has not determined what, if any, loss exposure that it may have for this matter, and the accompanying consolidated financial statements do not reflect any accruals related to this matter. This case has been tendered to one of the Partnership's insurance carriers, Zurich American Insurance Company (together with its affiliates collectively, "Zurich") for defense and indemnity. Zurich is providing a defense of this matter under a purported reservation of rights. The Partnership has also engaged other counsel in connection with this lawsuit. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurance.

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

     The Partnership has been named a defendant in a case entitled The Falls Maintenance Association, Inc. v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., CCL Consultants, Inc. and Stiles Corporation f/k/a Stiles Landscape Service Co., Case No. 0302577 (the "Falls Maintenance Case"), filed on or about February 10, 2003, in the 17th Judicial Circuit in and for Broward County, Florida. Plaintiff is alleged to be the homeowners' association responsible for the maintenance, repair, and replacement of the common areas within the Falls subdivision in Weston, which contains approximately 600 homes. Plaintiff complains that on turnover of the Falls subdivision, it discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, the quality/grade of the landscaping, landscaping planted too shallow, landscaping planted too deep, landscaping planted in narrow swale areas, landscaping planted in shallow soil areas, poor fertility of road rock under locations where landscaping is planted and poor maintenance. Plaintiff has filed a six count complaint with five counts against the Partnership for breach of implied warranty of merchantability, breach of implied warranty of fitness, breach of express warranty, fraudulent misrepresentation/concealment, and negligent design, construction and/or maintenance. Plaintiff seeks an unspecified amount of compensatory damages, interest, costs, and such other and further relief as is just and equitable. The Partnership has filed an answer to the complaint denying substantive liability and raising various defenses. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves.

     On October 22, 2003, a case entitled Weston Lakes Maintenance Association v. Arvida/JMB Partners and Arvida/JMB Managers, Inc., Case No. 0318490, was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida Civil Division. In the four-count complaint, which was served on the Partnership in February 2004, plaintiff, Weston Lakes Maintenance Association, alleges that defendants negligently selected and installed inferior landscaping materials in the common areas and elements of the Weston Lakes subdivision, which contains approximately 570 homes. Plaintiff alleges that defendants' actions have caused higher than expected maintenance fees and that the landscaping is causing injury and damage to sidewalks and roadways that must be repaired or replaced. Plaintiff alleges that an unspecified large sum of money will be required to replace the alleged substandard landscaping and that significant expense for remedial maintenance, repair and replacement of elements throughout the community will be incurred. The four-count complaint is for negligent construction and design of landscaping allegedly based on a violation of a Broward County ordinance regarding plant materials, common law negligence, breach of implied warranty of fitness, and breach of implied warranty of merchantability. Plaintiff seeks a judgment in an unspecified amount and type of damages, attorney's fees and such other relief as the court may deem proper. Defendants believe they have meritorious defenses and intend to vigorously defend themselves. The case is in its preliminary stages.

     Due to, among other things, the early stages of litigation, the Partnership has not determined what, if any, loss exposure that it may have for the landscape cases, and the accompanying consolidated financial statements do not reflect any accruals related to the landscape cases.
Each of the landscape cases has been tendered to Zurich for defense and indemnity. Zurich is providing a defense of each of the landscape cases. The Partnership has also engaged other counsel in connection with the landscape cases. Zurich has issued letters purporting to reserve its rights in the Ridges and Falls Maintenance Cases. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages allegedly relating to the landscape cases, if any, which will be covered by its insurance.

     The Partnership is also a defendant in several other actions brought against it arising in the normal course of business. It is the belief of the General Partner, based on knowledge of facts and advice of counsel, that the claims made against the Partnership in such actions will not result in any material adverse effect on the Partnership's consolidated financial position.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying consolidated financial statements ("Notes") contained in this report for additional information concerning the Partnership and its operations.

     This report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. Words like "believes," "expects," "anticipates," "likely," and similar expressions used in this report are intended to identify forward-looking statements. These forward-looking statements give the Partnership's current estimates or expectations of future events, circumstances or results, including statements concerning possible future distributions and the amount of time and money that may be involved in completing the liquidation, winding up and termination of the Partnership and, if applicable, a Liquidating Trust as a successor to the Partnership. Any forward-looking statements made in this report are based upon the Partnership's understanding of facts and circumstances as they exist on the date of this report, and therefore such statements speak only as of the date of this report. In addition, the forward-looking statements contained in this report are subject to risks, uncertainties and other factors that may cause the actual events or circumstances, or the results or performances of the Partnership, to be materially different from those estimated or expected, expressly or implicitly, in the forward-looking statements. In particular, but without limitation, the accuracy of statements concerning possible future distributions to the Holders of Interests or the timing or costs associated with completion of a liquidation, winding up and termination may be adversely affected by, among other things, various factors discussed below.

     Pending the completion of the liquidation, winding up and termination of the Partnership (or if applicable, the Liquidating Trust), it is anticipated that the Partnership (or the Liquidating Trust, as the case may be) will retain a substantial amount of funds in reserve to provide for the payment of, the defense against, or other satisfaction or resolution of obligations, liabilities (including contingent liabilities) and current and possible future claims, including those for possible construction repairs, homeowner warranty claims, completion of work for certain homeowner associations and master associations and pending and possible future litigation and environmental matters. The amount of funds to be retained in reserve for these purposes has not yet been determined. However, the Partnership intends to take a cautious approach in determining the amount of funds to be retained in reserve since it is not possible to estimate with preciseness the amount of time or money that it will take to effect the Partnership's (and, if applicable, the Liquidating Trust's) liquidation, winding up and termination. The Partnership currently expects that those available funds in excess of the amount determined to be held in reserve would be distributed during 2004 and 2005 to the partners and Holders of Interests. That portion, if any, of the funds held in reserve that are not ultimately used to pay, defend or otherwise resolve or satisfy obligations, liabilities or claims would subsequently be distributed to the partners and Holders of Interests as a final liquidating distribution at a later date.

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

     During February 2003, the Partnership made a distribution totaling approximately $22,444,000, of which $20,200,000 was distributed to the Holders of Interests ($50 per Interest), and approximately $2,244,000 was distributed to the General Partner and Associate Limited Partners, collectively.

     At March 31, 2004 and December 31, 2003, the Partnership had unrestricted Cash and cash equivalents of approximately $62,900,000 and $65,450,000, respectively. At April 30, 2004, the Partnership had unrestricted Cash and cash equivalents of approximately $62,400,000. Cash and cash equivalents are available for remaining operations (including warranty work), payments of amounts due under agreements for the settlement of certain litigation relating to the Lakes of the Meadow Village Homes condominiums, costs of winding up, reserves and distributions to partners and Holders of Interests. The source of both short-term and long-term future liquidity generally is expected to be derived from cash on hand since the Partnership has no continuing business operations. In addition, the Partnership believes that it has certain rights of indemnification or contribution as well as insurance coverage for certain claims that are or have been the subject of litigation, including rights of indemnification or contribution and insurance coverage for claims made in the Lakes of the Meadow litigation discussed below. These rights of indemnification or contribution and insurance coverage may be an additional source of liquidity.

     Included in Accrued expenses and other liabilities on the accompanying consolidated balance sheets at March 31, 2004 and December 31, 2003, is an accrual of approximately $7.6 million relating to certain contingent liabilities for litigation involving the Lakes of the Meadow Village Homes condominiums. In the first quarter of 2004 the Partnership entered into two separate agreements to settle the claims of the condominium associations and their members that are or were the plaintiffs in this litigation for aggregate payments of approximately $6.9 million. The Partnership completed one of these settlements in May 2004 for a payment of $1,385,000. Completion of the other settlement for a payment of $5.5 million is expected to occur in June 2004. However, the second settlement is subject to the satisfaction or waiver of certain conditions, and there is no assurance that it will be completed. The Partnership is seeking in the litigation to recover from The Walt Disney Company or its affiliates at least a portion of the amounts it pays for these settlements. The Partnership is also seeking to recover from its insurance carriers the amounts the Partnership pays for the settlements and has initiated a lawsuit against them for this purpose. Reference is made to Item 1., Legal Proceedings, in Part II -- Other Information elsewhere in this report for further information concerning the Lakes of the Meadow litigation, the settlements and the Partnership's insurance coverage. There is no assurance regarding what amounts, if any, will be recovered by the Partnership from The Walt Disney Company or its affiliates or under the Partnership's policies of insurance.

     At December 31, 2003, the Partnership's largest remaining operating lease was its lease of office space in Boca Raton, Florida. Effective January 1, 2004, the Partnership assigned its rights and obligations in the office lease to St. Joe/Arvida. The assignment reduced the Partnership's contractual obligations by $335,700, (out of a total of $426,900) $707,000, (out of a total of $724,800) and $403,300, (out of a total of $403,300) during the periods of less than one year, one to three years and three to five years, respectively.

RESULTS OF OPERATIONS

     The decrease in balance sheets components such as trade and other receivables and prepaid expenses and other assets at March 31, 2004 as compared to December 31, 2003 is attributable to the ongoing orderly liquidation of the Partnership's assets as previously discussed. Approximately $1,860,000 of the decrease in Accrued expenses and other liabilities is due to the payment of accrued bonus and incentive compensation during the period ended March 31, 2004.

     For the three months ended March 31, 2004, the Partnership (including its consolidated and unconsolidated ventures) had no closings as all housing units were closed as of June 30, 2003. This compares to closings in the first quarter of 2003 of 64 housing units in addition to the sale of the Shoppes. As of March 31, 2004, there were no outstanding contracts ("backlog"). As of March 31, 2003, the backlog was for 64 housing units. The Partnership's remaining assets include, in addition to its cash and cash equivalents, tangible personal property including vehicles and furniture, fixtures and equipment used in the Partnership's operations, and certain contract rights, including an interest in a joint venture that owns a 2.5 acre parcel in Ocala, Florida. The Partnership expects to sell all of its remaining tangible saleable assets in 2004, although there is no assurance that this will occur.

     There were no housing revenues for the three months ended March 31, 2004 as compared with $11,680,355 for the same period in 2003. Revenues generated from the closing of 64 townhomes in the Partnership's Weston Community account for all of the housing revenues recognized for the three month period ended March 31, 2003. The gross operating profit margin for the three months ended March 31, 2003 was $1,009,136. A change in the mix of product sold and a change in an estimate resulting in an increase of $650,000 in the warranty reserve affected the gross operating profit margin during 2003.

     The decrease in revenues from Brokerage and other operations for the three months ended March 31, 2004 as compared to the same period in 2003 is due to no brokerage commissions being earned from the Partnership's mortgage brokerage operations in 2004. The brokerage and other operations revenue for the three months ended March 31, 2004 is due primarily to the receipt of a payment for the release of a deed restriction.

     Selling, general and administrative expenses decreased for the three months ended March 31, 2004 as compared to the same period in 2003 due primarily to decreased support service costs and project administrative costs resulting from the end of the Partnership's continuing business operations.

     Interest income decreased during the three months ended March 31, 2004 as compared to the same period in 2003 due primarily to a decrease in cash available for investments and the decline in interest rates on invested funds.

     Net income from assets held for sale for the three months ended
March 31, 2003, was generated by the Shoppes prior to its sale in February 2003, which accounted for the gain on assets held for sale during the first quarter of 2003.

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

     On August 8, 2002, the Partnership attended a mediation with representatives of Lakes of the Meadow Village Homes Condominium Nos. One through Seven and Nine Maintenance Associations (collectively, "Association Nos. 1-7 and 9"). As a result of this and subsequent mediation sessions and other discussions among the parties, and without admitting any liability, the Partnership has entered into an agreement with Association Nos. 1-7 and 9 and their members for a settlement that received preliminary approval of the Court on February 12, 2004. On April 30, 2004, the Court gave its final approval of the settlement as fair, reasonable and adequate and in the best interest of Association Nos. 1-7 and 9 and their members. The Court's order giving its final approval is subject to the filing of an appeal during the 30-day period following the entry of the order of approval. The settlement agreement provides, among other things, for a release by Association Nos. 1-7 and 9 and their members of all manner of actions, claims and damages arising out of or relating to the subject matters of the lawsuit; any order of the Miami-Dade County, Florida Unsafe Structures Board relating to the units in the condominiums of Association Nos. 1-7 and 9; any remediation action undertaken in regard to those units; the failure of any of Association Nos. 1-7 and 9 to undertake appropriate or timely remediation; or the past, present or future governance of Association Nos. 1-7 and 9. Under the terms of the settlement agreement, the claims of Association Nos. 1-7 and 9 and their members would be dismissed, each side bearing its own fees and costs. The Partnership would pay $5.5 million to Association Nos. 1-7 and 9 as part of the settlement. The Partnership would continue to reserve its right to pursue claims for indemnity or contribution against The Walt Disney Company or its affiliates in connection with the condominium units that were constructed in whole or in part prior to September 10, 1987 (the date that the Partnership acquired the assets of Arvida Corporation from The Walt Disney Company) but were sold by the Partnership on or after that date. Completion of the settlement is subject to the satisfaction or waiver of certain conditions, including that there be no reversal or material modification of the Court's final approval order on an appeal, if any, taken from such order. There is no assurance that all remaining conditions for completion of the settlement will be satisfied or waived. If the settlement is not completed, the litigation brought by Association Nos. 1-7 and 9 against the Partnership may continue. The Partnership's claims for indemnity and contribution have been severed for separate proceedings and trial from the case in chief in the Lakes of the Meadow litigation.

     During 2001, the Partnership settled the claims brought in the lawsuit by Lakes of the Meadow Village Homes Condominium No. Eight Maintenance Association, Inc. ("Association No. 8") for a payment of $155,000 funded by U.S. Fire. Representatives of the Partnership have discussed with representatives of Association No. 8 issues raised by the Building Department's notices of violations for that Association's condominium units. Association No. 8 submitted construction plans to address the issues raised by the Building Department notices of violations and comments received by the plan reviewers for that Association's units. On February 7, 2003, Association No. 8 received permits approving its plans for most of its condominium units and is in the process of engaging a general contractor for the work. Association No. 8 asked the Partnership to pay the cost to remediate the units in its condominium. On March 9, 2004, the Partnership entered into a separate settlement agreement with Association No. 8 and its members. This settlement was completed in May 2004 with the Partnership paying $1,385,000 in exchange for a release of all of the claims of Association No. 8 and its members. In addition, the Court has entered an order dismissing the claims of Association No. 8 and its members in the lawsuit, and the time for appealing that order has expired. The Partnership intends to pursue claims for indemnity or contribution against The Walt Disney Company or its affiliates in connection with the units in the condominium of Association No. 8 that were constructed in whole or in part prior to September 10, 1987 but were sold by the Partnership on or after that date.

     The Partnership has applied the accounting rules concerning loss contingencies in regard to the treatment of this matter for financial reporting purposes.

     The Partnership is seeking payment or reimbursement of the foregoing settlement amounts from U.S. Fire and an excess insurance carrier. On August 9, 2002, the Partnership received a reservation of rights letter from U.S. Fire, by which it purports to limit its exposure with regard to the Lakes of the Meadow matter and to reserve its rights to deny coverage and/or defense under the policy and/or applicable law and with respect to defense costs incurred or to be incurred in the future, to be reimbursed and/or obtain an allocation of attorney's fees and expenses if it is determined there is no coverage.

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

     The Partnership, the General Partner and certain related parties as well as other unrelated parties have been named defendants in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al, Case No. 03010709, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was filed on or about June 20, 2003, plaintiff purports to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston, which has approximately 150 homes. Plaintiff has filed a fourteen count complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiff complains, among other things, that the homes were not built of high quality and adequate construction, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation were improper, and that the homes suffer from improper shutter storm protection systems. The Partnership filed a motion to dismiss, which was denied. The Partnership intends to file its answer to the complaint shortly. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. Due to, among other things, the early stage of the litigation, the Partnership has not determined what, if any, loss exposure that it may have for this matter, and the accompanying consolidated financial statements do not reflect any accruals related to this matter. This case has been tendered to one of the Partnership's insurance carriers, Zurich American Insurance Company (together with its affiliates collectively, "Zurich"), for defense and indemnity. Zurich is providing a defense of this matter under a reservation of rights. The Partnership has also engaged other counsel in connection with this lawsuit. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurance.

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

     The Partnership has been named a defendant in a case entitled The Falls Maintenance Association, Inc. v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., CCL Consultants, Inc. and Stiles Corporation f/k/a Stiles Landscape Service Co., Case No. 0302577 (the "Falls Maintenance Case"), filed on or about February 10, 2003, in the 17th Judicial Circuit in and for Broward County, Florida. Plaintiff is alleged to be the homeowners' association responsible for the maintenance, repair, and replacement of the common areas within the Falls subdivision in Weston, which contains approximately 600 homes. Plaintiff complains that on turnover of the Falls subdivision, it discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, the quality/grade of the landscaping, landscaping planted too shallow, landscaping planted too deep, landscaping planted in narrow swale areas, landscaping planted in shallow soil areas, poor fertility of road rock under locations where landscaping is planted and poor maintenance. Plaintiff has filed a six count complaint with five counts against the Partnership for breach of implied warranty of merchantability, breach of implied warranty of fitness, breach of express warranty, fraudulent misrepresentation/concealment, and negligent design, construction and/or maintenance. Plaintiff seeks an unspecified amount of compensatory damages, interest, costs, and such other and further relief as is just and equitable. The Partnership has filed an answer to the complaint denying substantive liability and raising various defenses. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves.

     On October 22, 2003, a case entitled Weston Lakes Maintenance Association v. Arvida/JMB Partners and Arvida/JMB Managers, Inc., Case No. 0318490, was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida Civil Division. In the four-count complaint, which was served on the Partnership in February 2004, plaintiff, Weston Lakes Maintenance Association, alleges that defendants negligently selected and installed inferior landscaping materials in the common areas and elements of the Weston Lakes subdivision, which contains approximately 570 homes. Plaintiff alleges that defendants' actions have caused higher than expected maintenance fees and that the landscaping is causing injury and damage to sidewalks and roadways that must be repaired or replaced. Plaintiff alleges that an unspecified large sum of money will be required to replace the alleged substandard landscaping and that significant expense for remedial maintenance, repair and replacement of elements throughout the community will be incurred. The four-count complaint is for negligent construction and design of landscaping allegedly based on a violation of a Broward County ordinance regarding plant materials, common law negligence, breach of implied warranty of fitness, and breach of implied warranty of merchantability. Plaintiff seeks a judgment in an unspecified amount and type of damages, attorney's fees and such other relief as the court may deem proper. Defendants believe they have meritorious defenses and intend to vigorously defend themselves. The case is in its preliminary stages.

     Due to, among other things, the early stages of litigation, the Partnership has not determined what, if any, loss exposure that it may have for the landscape cases, and the accompanying consolidated financial statements do not reflect any accruals related to the landscape cases.
Each of the landscape cases has been tendered to Zurich for defense and indemnity. Zurich is providing a defense of each of the landscape cases. The Partnership has also engaged other counsel in connection with the landscape cases. Zurich has issued letters purporting to reserve its rights in the Ridges and Falls Maintenance Cases. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages allegedly relating to the landscape cases, if any, which will be covered by its insurance.

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

     (a)  Exhibits

    3.1.    Amended and Restated Agreement of Limited Partnership.*

    3.2.    Acknowledgment and Amendment of Partnership Agreement.*

    3.3. Assignment Agreement by and among the General Partner, the Initial Limited Partner and the Partnership.*

    10.1. Settlement Agreement by and among Arvida/JMB Partners, L.P. and Lakes of the Meadow Village Homes Condominium Nos. One, Two, Three, Four, Five, Six, Seven and Nine Maintenance Associations, Inc., on behalf of themselves and their members, dated as of February 3, 2004, is filed herewith.

    10.2. Settlement Agreement by and among Arvida/JMB Partners, L.P. and Lakes of the Meadow Village Homes Condominium No. Eight Maintenance Association, Inc., on behalf of itself and its members, dated as of March 9, 2004, is filed herewith.

    31.1. Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, is filed herewith.

    31.2. Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, is filed herewith.

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


                ARVIDA/JMB PARTNERS, L.P.

                BY:   Arvida/JMB Managers, Inc.
                      (The General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: May 17, 2004


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of Arvida/JMB Partners, L.P. by the following person in the capacities and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: May 17, 2004