Form 10-Q
period 2004-06-30
ARVIDA JMB PARTNERS L P
filed 2004-08-16
CIK 814046

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C.   20549




                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended June 30, 2004              Commission file #0-16976




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

                        CONSOLIDATED BALANCE SHEETS




                                  ASSETS
                                  ------

                                               JUNE 30,      DECEMBER 31,
                                                2004            2003
                                             (Unaudited)     (See Note)
                                            -------------    ------------

Cash and cash equivalents. . . . . . . . .   $ 54,388,634    $ 65,450,117
Restricted cash. . . . . . . . . . . . . .      1,031,333       1,126,317
Trade and other accounts receivable. . . .          --            295,469
Property and equipment, net. . . . . . . .        136,616         144,916
Investments in and advances to
  joint ventures, net. . . . . . . . . . .        165,417         182,437
Amounts due from affiliates, net . . . . .          --            308,613
Prepaid expenses and other assets. . . . .        136,217         236,704
                                             ------------    ------------

          Total assets . . . . . . . . . .   $ 55,858,217    $ 67,744,573
                                             ============    ============

                         ARVIDA/JMB PARTNERS, L.P.
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                  CONSOLIDATED BALANCE SHEETS (CONTINUED)



                LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                ------------------------------------------

                                               JUNE 30,      DECEMBER 31,
                                                2004            2003
                                             (Unaudited)     (See Note)
                                            -------------    ------------
Liabilities:
  Accounts payable . . . . . . . . . . . .   $     21,352    $     27,265
  Accrued expenses and other
    liabilities. . . . . . . . . . . . . .      6,341,127      17,242,147
  Amounts due to affiliates, net . . . . .        130,480           --
                                             ------------    ------------

  Commitments and contingencies

          Total liabilities. . . . . . . .      6,492,959      17,269,412
                                             ------------    ------------

Partners' capital accounts:
  General Partner and
   Associate Limited Partners:
    Capital contributions. . . . . . . . .         20,000          20,000
    Cumulative net income. . . . . . . . .    103,546,229     103,568,427
    Cumulative cash distributions. . . . .    (97,244,327)    (97,244,327)
                                             ------------    ------------
                                                6,321,902       6,344,100
                                             ------------    ------------
  Limited Partners:
    Capital contributions,
      net of offering costs. . . . . . . .    364,841,815     364,841,815
    Cumulative net income. . . . . . . . .    378,152,578     379,240,283
    Cumulative cash distributions. . . . .   (699,951,037)   (699,951,037)
                                             ------------    ------------
                                               43,043,356      44,131,061
                                             ------------    ------------
          Total partners' capital
            accounts . . . . . . . . . . .     49,365,258      50,475,161
                                             ------------    ------------

          Total liabilities and
            partners' capital. . . . . . .   $ 55,858,217    $ 67,744,573
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

                                             ARVIDA/JMB PARTNERS, L.P.
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                 THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                                    (UNAUDITED)

                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               JUNE 30                        JUNE 30
                                                      --------------------------    --------------------------
                                                          2004           2003           2004           2003
                                                      -----------    -----------    -----------    -----------
Revenues:
  Housing. . . . . . . . . . . . . . . . . . . . .    $     --       $11,737,627    $    --        $23,417,982
  Brokerage and other operations . . . . . . . . .         14,298        222,716        145,082        438,157
                                                      -----------    -----------    -----------    -----------
      Total revenues . . . . . . . . . . . . . . .         14,298     11,960,343        145,082     23,856,139
                                                      -----------    -----------    -----------    -----------
Cost of revenues:
  Housing. . . . . . . . . . . . . . . . . . . . .          --        10,943,620          --        21,614,839
  Operating properties . . . . . . . . . . . . . .          --             --             --            16,929
  Brokerage and other operations . . . . . . . . .         15,568        123,591         39,554        315,626
                                                      -----------    -----------    -----------    -----------
      Total cost of revenues . . . . . . . . . . .         15,568     11,067,211         39,554     21,947,394
                                                      -----------    -----------    -----------    -----------
Gross operating (loss) profit. . . . . . . . . . .         (1,270)       893,132        105,528      1,908,745
Selling, general and administrative expenses . . .       (555,352)    (1,997,338)    (1,346,681)    (4,191,948)
                                                      -----------    -----------    -----------    -----------
      Net operating loss . . . . . . . . . . . . .       (556,622)    (1,104,206)    (1,241,153)    (2,283,203)

Interest income. . . . . . . . . . . . . . . . . .         99,527        193,766        180,490        420,883
Equity in (losses) gains of unconsolidated
  ventures . . . . . . . . . . . . . . . . . . . .        (15,091)        16,929        (28,526)        (2,706)
Interest and real estate taxes, net of
  amounts capitalized. . . . . . . . . . . . . . .        (10,660)       215,507        (20,714)       215,262
                                                      -----------    -----------    -----------    -----------
      Loss from continuing operations. . . . . . .       (482,846)      (678,004)    (1,109,903)    (1,649,764)

Discontinued Operations:
  Net income from assets held for sale . . . . . .          --            36,410          --           353,491
  Gain on sale of assets held for sale . . . . . .          --            64,091          --         1,542,099
                                                      -----------    -----------    -----------    -----------
      Net (loss) income. . . . . . . . . . . . . .    $  (482,846)   $  (577,503)   $(1,109,903)   $   245,826
                                                      ===========    ===========    ===========    ===========





                                             ARVIDA/JMB PARTNERS, L.P.
                                              (A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

                                 THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                                    (UNAUDITED)


                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               JUNE 30                        JUNE 30
                                                      --------------------------    --------------------------
                                                          2004           2003           2004           2003
                                                      -----------    -----------    -----------    -----------

      Net loss before discontinued operations
        per Limited Partnership Interest . . . . .    $     (1.17)   $     (1.66)   $     (2.69)   $     (4.04)
      Discontinued operations per Limited
        Partnership Interest . . . . . . . . . . .          --               .24          --              4.64
                                                      -----------    -----------    -----------    -----------
      Net (loss) income per Limited
        Partnership Interest . . . . . . . . . . .    $     (1.17)   $     (1.42)   $     (2.69)   $       .60
                                                      ===========    ===========    ===========    ===========
      Cash distributions per
        Limited Partnership Interest . . . . . . .    $     --       $     --       $     --       $     50.00
                                                      ===========    ===========    ===========    ===========





















              The accompanying notes are an integral part of these consolidated financial statements.

                         ARVIDA/JMB PARTNERS, L.P.
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                  SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                (UNAUDITED)

                                                 2004            2003
                                             ------------    ------------
Net loss from continuing operations. . . .   $ (1,109,903)   $ (1,649,764)
Charges (credits) to net loss
 from continuing operations not
 requiring (providing) cash:
  Depreciation . . . . . . . . . . . . . .          8,300         415,658
  Equity in losses of unconsolidated
    ventures . . . . . . . . . . . . . . .         28,526           2,706
Changes in:
  Restricted cash. . . . . . . . . . . . .         94,984       1,868,621
  Trade and other accounts receivable. . .        295,469         416,697
  Real estate inventories:
    Additions to real estate
      inventories. . . . . . . . . . . . .          --        (12,869,211)
    Cost of sales. . . . . . . . . . . . .          --         21,056,583
    Capitalized interest . . . . . . . . .          --            (84,676)
  Amounts due to/from affiliates, net. . .        439,093          40,520
  Prepaid expenses and other assets. . . .        100,487       1,387,341
  Accounts payable, accrued expenses
    and other liabilities. . . . . . . . .    (10,485,439)     (5,880,326)
  Deposits and unearned income . . . . . .          --         (2,472,029)
                                             ------------    ------------
          Net cash (used in)
            provided by operating
            activities of continuing
            operations . . . . . . . . . .    (10,628,483)      2,232,120
                                             ------------    ------------
Investing activities:
  Joint venture distributions. . . . . . .         17,000          37,386
                                             ------------    ------------
          Net cash provided by
            investing activities of
            continuing operations. . . . .         17,000          37,386
                                             ------------    ------------
Financing activities:
  Distributions to General Partner
    and Associate Limited Partners . . . .       (450,000)     (2,244,444)
  Distributions to Limited Partners. . . .          --        (20,200,000)
                                             ------------    ------------
          Net cash used in
            financing activities of
            continuing operations. . . . .       (450,000)    (22,444,444)
                                             ------------    ------------
Net cash provided by
  discontinued operations. . . . . . . . .          --         20,495,805
                                             ------------    ------------
(Decrease) increase in Cash and
  cash equivalents . . . . . . . . . . . .    (11,061,483)        320,867
Cash and cash equivalents,
  beginning of period. . . . . . . . . . .     65,450,117      88,968,513
                                             ------------    ------------
Cash and cash equivalents,
  end of period. . . . . . . . . . . . . .   $ 54,388,634    $ 89,289,380
                                             ============    ============



                The accompanying notes are an integral part of these consolidated financial statements.

                         ARVIDA/JMB PARTNERS, L.P.
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               JUNE 30, 2004
                                (UNAUDITED)



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


GENERAL

     In the opinion of the General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of June 30, 2004 and December 31, 2003 and for the three and six months ended June 30, 2004 and 2003. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2004.

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity
("FAS 150"). FAS 150 affects the accounting for certain financial instruments, including requiring companies having consolidated entities with specified termination dates to treat minority owner's interests in such entities as liabilities in an amount based on the fair value of the entities. Although FAS 150 was originally effective July 1, 2003, the FASB has indefinitely deferred certain provisions related to classification and measurement requirements for mandatorily redeemable financial instruments that become subject to FAS 150 solely as a result of consolidation. The Partnership has no financial instruments that are affected by FAS 150.

     In December 2003, the FASB issued Interpretation No. 46(R) ("FIN 46R"), Consolidation of Variable Interest Entities, to replace Interpretation No. 46 ("FIN 46") which was issued in January 2003. FIN 46R addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and whether it should consolidate the entity. FIN 46R is applicable immediately to variable interest entities created after January 31, 2003 and as of the first interim period ending after March 15, 2004 to those created before February 1, 2003 and not already consolidated under FIN 46 in previously issued financial statements. The Partnership did not create any variable interest entities after January 31, 2003. The Partnership has adopted FIN 46R, analyzed the applicability of this interpretation to its structures, and determined that the Partnership is not a party to any variable interest entities that should be consolidated.

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

     For the six months ended June 30, 2004 and 2003, changes in the warranty accrual consisted of the following:

                                              2004              2003
                                          -----------       -----------
Accrued warranty costs,
  January 1. . . . . . . . . . . . .      $ 1,569,000       $ 2,162,000
Estimated liability recorded . . . .            --            1,928,000
Payments made. . . . . . . . . . . .         (563,000)       (1,724,000)
                                          -----------       -----------
Accrued warranty costs,
  June 30. . . . . . . . . . . . . .      $ 1,006,000       $ 2,366,000
                                          ===========       ===========

     Accrued warranty costs are included in Accrued expenses and other liabilities on the accompanying consolidated balance sheets.

     Obligations Under Sale Agreements

     In connection with the sale of The Shoppes of Town Center (the "Shoppes") in Weston on February 7, 2003, certain consolidated entities of the Partnership undertook certain indemnity obligations to the purchaser or its lender. In general, these obligations relate to indemnification against loss, costs or expenses arising out of a breach of representation or warranty, possible claims of tenants, certain rent obligations, restrictions on the leasing or use of the property, litigation relating to the property, claims occurring or accruing prior to the closing and certain other usual and customary matters. Some of these indemnity obligations terminate as to claims made after the first anniversary date of the sale while other of these indemnity obligations have no specified termination. In accordance with such indemnification, the seller deposited $100,000 and the buyer deposited $50,000 in escrow to secure the obligation to indemnify the buyer's lender for such claims. The Partnership received $50,000 of the $100,000 noted above during 2003. The seller also deposited $50,000 in escrow as security for completion of remediation work for compliance with the Americans with Disabilities Act. The remediation work has been completed, and the Partnership anticipates the release of this deposit shortly. Release to the seller of its remaining amount held in escrow may depend upon the resolution of certain disputes involving the buyer and a tenant at the Shoppes, and there is no assurance as to when, or whether, such amount will be released to the seller. Due to the different circumstances that could cause the indemnity obligations to arise, the Partnership is not able to estimate the maximum potential amount of these indemnity obligations, although the Partnership currently does not believe that individually or collectively these indemnity obligations will have a material adverse effect on its financial condition. The Partnership has no liability recorded at June 30, 2004.

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

     Discontinued Operations

     Effective January 1, 2002, the Partnership adopted SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. Accordingly, operations of the Shoppes, the Country Club, the AOK Group, which owned an approximate 46 acre parcel (the "Ocala Parcel") near Ocala, Florida, Waterways II, an approximate 4.6 acre parcel in Weston (the "Waterways II Parcel") on which a shopping center containing approximately 31,300 square feet of rentable space was being constructed, commercial office units in Weston and certain land parcels, which met the criteria for assets held for sale, have been accounted for as net income from operations of assets held for sale, and the results of operations for those assets have been excluded from continuing operations in the consolidated statements of operations for all periods presented. As of June 30, 2004, all assets previously classified as assets held for sale have been sold.

     Capitalized Interest and Real Estate Taxes

     Interest, including the amortization of loan fees, of $0 and $84,676 was incurred for the six months ended June 30, 2004 and 2003, respectively, all of which was capitalized. Interest payments, including amounts capitalized, of $0 and $47,011 were made during the six months ended June 30, 2004 and 2003, respectively. The decrease in interest incurred and paid during the six month period ending June 30, 2004 compared to the same period in 2003 is due to the payment in February 2003 of the outstanding principal balance on the mortgage loan secured by the Shoppes.

     Real estate taxes of $20,714 and a net real estate tax credit of $215,262 were incurred for the six months ended June 30, 2004 and 2003, respectively. No real estate taxes were capitalized during either period. Real estate tax payments of $20,469 and $56,074 were made during the six months ended June 30, 2004 and 2003, respectively. In addition, real estate tax reimbursements totaling $2,875 and $279,397 were received from the Partnership's escrow agent during the six months ended June 30, 2004 and 2003, respectively. Real estate taxes of $10,660 and a net real estate tax credit of $236,300 were incurred for the three months ended June 30, 2004 and 2003. During the three months ended March 31, 2003, $20,793 was capitalized and subsequently adjusted due to a tax credit received in the second quarter of 2003. Real estate tax payments of $20,469 and $35,519 were made during the three months ended June 30, 2004 and 2003, respectively. In addition, real estate tax reimbursements totaling $1,736 and $6,501 were received from the Partnership's escrow agent during the three months ended June 30, 2004 and 2003, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and other operating properties as these taxes are included in Net income from assets held for sale as described in Discontinued Operations.

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

     Depreciation expense of $8,300 and $415,658 was recorded for the six months ended June 30, 2004 and 2003, respectively. There was no amortization of loan fees recorded for the six months ended June 30, 2004 and 2003. Depreciation expense of $4,025 and $130,057 was recorded for the three months ended June 30, 2004 and 2003, respectively. There was no amortization of loan fees recorded for the three months ended June 30, 2004 and 2003. The decrease in depreciation expense incurred during the six month period ending June 30, 2004 as compared to the same period in 2003 is due to the continued orderly liquidation of the remaining Partnership assets and the impairment noted in the preceding paragraph.

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

RESTRICTED CASH

     Restricted cash are amounts restricted under escrow agreements, and cash which collateralizes both letters of credit and outstanding performance bonds.

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

TRANSACTIONS WITH AFFILIATES

     The Partnership, subject to certain limitations, may engage affiliates of the General Partner for insurance brokerage and certain other administrative services to be performed in connection with the administration of the Partnership and its assets. The total of such costs for the six months ended June 30, 2004 was approximately $2,000 all of which was paid as of August 1, 2004. The total of such costs for the six months ended June 30, 2003 was approximately $86,600. In addition, the General Partner and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Partnership and the operation of the Partnership's properties. Such costs were approximately $104,800 and $244,100 for the six months ended June 30, 2004 and 2003, respectively, all of which were paid as of August 1, 2004.

     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salaries and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the six month period ended June 30, 2004, there were no such costs incurred by the Partnership. At June 30, 2003, the amount of such costs incurred by the Partnership on behalf of these affiliates totaled approximately $43,300.

     For the six month periods ended June 30, 2004 and 2003, the Partnership reimbursed St. Joe/Arvida Company, L.P. ("St. Joe/Arvida") or its affiliates approximately $2,312,000 and $5,186,000, respectively, for the services provided to the Partnership by St. Joe/Arvida pursuant to a sub-management agreement for development and management supervisory and advisory services (and personnel with respect thereto). At June 30, 2004, the Partnership owed St. Joe/Arvida approximately $130,500 for services provided pursuant to this agreement, all of which was paid as of August 1, 2004. The Partnership also receives reimbursement from St. Joe/Arvida and its affiliates for certain general and administrative costs including, and without limitation, salaries and salary-related costs relating to work performed by employees of the Partnership on behalf of St. Joe/Arvida and its affiliates. For the six month periods ended June 30, 2004 and 2003, the Partnership was entitled to reimbursement of such costs totaling approximately $0 and $2,583,000, respectively, from St. Joe/Arvida and its affiliates.

      In May 2004, Arvida/JMB Partners, which is a consolidated subsidiary of the Partnership, made a $450,000 distribution to Arvida/JMB Managers, Inc. ("Managers"), which is also the General Partner of the Partnership, for previously deferred amounts distributable with respect to Managers's ..1% general partner interest in Arvida/JMB Partners.

     In February 2003, the General Partner and Associate Limited Partners, collectively, received cash distributions in the aggregate amount of $2,244,444.

     All amounts receivable from or payable to the General Partner or its affiliates do not bear interest and are expected to be paid in future periods.

COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under letters of credit and performance bonds for approximately $3,055,000 at June 30, 2004. Also, the Partnership is contingently liable under standby letters of credit, which are secured by cash deposits, for approximately $931,000 for insurance and development obligations. The amount of cash deposits is included in restricted cash at June 30, 2004. In addition, a joint venture in which the Partnership holds an interest is also contingently liable under bonds for approximately $306,000 at June 30, 2004.

     On August 29, 2002, the Partnership entered into an agreement with St. Joe/Arvida for the prospective assignment to and assumption by St. Joe/Arvida of the Partnership's rights and obligations under the lease for its offices (approximately 19,100 rentable square feet of space) in Boca Raton, Florida. The assignment and assumption of the lease was made effective January 1, 2004.

     Rental expense of $91,900 and $546,500 was incurred for the six month period ended June 30, 2004 and 2003, respectively.

     The Partnership was named a defendant in a number of homeowner lawsuits, certain of which purported to be class actions, that allegedly in part arose out of or related to Hurricane Andrew, which on August 24, 1992 resulted in damage to a former community development known as Country Walk.

     Other than the Juarez lawsuit discussed below, these lawsuits have been settled, and United States Fire Insurance Company (whether acting on its own behalf or for its affiliates, "U.S. Fire"), one of the Partnership's insurance carriers that has paid for settlements of certain of these lawsuits, has in some, but not all, instances, provided the Partnership with written reservation of rights letters. The aggregate amount of the settlements funded by this carrier is approximately $10.1 million. U.S. Fire has stated that it has funded these settlements pursuant to various non-waiver agreements. U.S Fire's position was that these non-waiver agreements permitted the carrier to fund the settlements without preventing it from raising insurance coverage issues or waiving such coverage issues. On May 23, 1995, U.S. Fire rescinded the various non-waiver agreements in effect regarding certain of these lawsuits, allegedly without waiving any future coverage defenses, conditions, limitations, or rights. For this and other reasons, the extent to which U.S. Fire may recover any of its settlement payments or associated fees and costs from the Partnership is uncertain. The Partnership believes that a material loss for the Partnership as a result of U.S. Fire's reservations of rights and its funding of the settlement payments is remote, although there is no assurance that the Partnership will not ultimately pay or reimburse the insurance carrier for some portion of the settlement payments or associated fees or costs. The accompanying consolidated financial statements do not reflect any accrual related to this matter.

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

     The Partnership was named a defendant in a purported class action entitled Lakes of the Meadow Village Homes Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight and Nine Maintenance Associations, Inc., v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The original complaint was filed on or about November 27, 1995 and an amended complaint, which purported to be a class action, was filed on or about February 28, 1997. In the amended complaint, plaintiffs sought unspecified damages, attorneys' fees and costs, recission of specified releases, and all other relief that plaintiffs might be entitled to at equity or at law on behalf of the 460 building units they allegedly represented for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs alleged that Walt Disney World Company was responsible for liabilities that might arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership was potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs alleged breach of building codes and breach of implied warranties. In addition, plaintiffs sought recission and cancellation of various general releases obtained by the Partnership allegedly in the course of the turnover of the Community to the residents. Plaintiffs indicated that they might seek to hold the Partnership responsible for the entire amount of alleged damages owing as a result of the alleged deficiencies existing throughout the entire development. The Partnership tendered this matter to Disney pursuant to the Partnership's indemnification rights and filed a third-party complaint against it pursuant to the Partnership's rights of contractual indemnity. The Partnership also answered the amended complaint and filed a cross-claim against Disney's affiliate, Walt Disney World Company, for common law indemnity and contribution. The Partnership completed settlements in this case with the condominium associations and their members during the second quarter of 2004, as discussed below. The Partnership was defended by counsel paid for by U.S. Fire as well as additional counsel engaged by the Partnership.

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

     On August 8, 2002, the Partnership attended a mediation with representatives of Lakes of the Meadow Village Homes Condominium Nos. One through Seven and Nine Maintenance Associations (collectively, "Association Nos. 1-7 and 9"). As a result of this and subsequent mediation sessions and other discussions among the parties, and without admitting any liability, the Partnership entered into an agreement with Association Nos. 1-7 and 9 and their members for a settlement that received preliminary approval of the Court on February 12, 2004. On April 30, 2004, the Court gave its final approval of the settlement as fair, reasonable and adequate and in the best interest of Association Nos. 1-7 and 9 and their members. The Court's order giving its final approval was subject to the filing of an appeal during the 30-day period following the entry of the order of approval, and that 30-day period expired without an appeal being filed.
The settlement was completed in June 2004. The settlement agreement provides, among other things, for a release by Association Nos. 1-7 and 9 and their members of all manner of actions, claims, and damages arising out of or relating to the following: the subject matters of the lawsuit; any order of the Miami-Dade County, Florida Unsafe Structures Board relating to the units in the condominiums of Association Nos. 1-7 and 9; any remediation action undertaken in regard to those units; the failure of any of Association Nos. 1-7 and 9 to undertake appropriate or timely remediation; or the past, present or future governance of Association Nos. 1-7 and 9. Each of Association Nos. 1-7 and 9, on behalf of itself and its members, also entered into separate agreements indemnifying the Partnership and its affiliates under certain circumstances against certain claims, including claims released in the settlement, claims for subrogation and claims of former condominium owners. In addition, the Court dismissed the claims of Association Nos. 1-7 and 9 and their members against the Partnership, each side bearing its own fees and costs. The Partnership paid $5.5 million to Association Nos. 1-7 and 9 as part of the settlement.

     The Partnership continues to reserve its right to pursue claims for indemnity or contribution against Disney or its affiliates in connection with the condominium units that were constructed in whole or in part prior to September 10, 1987 (the date that the Partnership acquired the assets of Arvida Corporation from Disney) but were sold by the Partnership on or after that date. The Partnership's claims for indemnity and contribution have been severed for separate proceedings and trial from the remaining case-in-chief in the Lakes of the Meadow litigation.

     During 2001, the Partnership settled the claims brought in the lawsuit by Lakes of the Meadow Village Homes Condominium No. Eight Maintenance Association, Inc. ("Association No. 8") for a payment of $155,000 funded by U.S. Fire. Representatives of the Partnership discussed with representatives of Association No. 8 issues raised by the Building Department's notices of violations for that Association's condominium units. Association No. 8 submitted construction plans to address the issues raised by the Building Department notices of violations and comments received by the plan reviewers for that Association's units. On
February 7, 2003, Association No. 8 received permits approving its plans for most of its condominium units. Association No. 8 asked the Partnership to pay the cost to remediate the units in its condominium. On March 9, 2004, the Partnership entered into a separate settlement agreement with Association No. 8 and its members. This settlement was completed in May 2004 with the Partnership paying $1,385,000 in exchange for a release of all of the claims of Association No. 8 and its members. Association No. 8, on behalf of itself and its members, also entered into an agreement indemnifying the Partnership and its affiliates under certain circumstances against certain claims, including claims released in the settlement, claims for subrogation and claims of former condominium owners. In addition, the Court entered an order dismissing the claims of Association No. 8 and its members in the lawsuit, and the time for appealing that order has expired. The Partnership intends to pursue claims for indemnity or contribution against Disney or its affiliates in connection with the units in the condominium of Association No. 8 that were constructed in whole or in part prior to September 10, 1987 but were sold by the Partnership on or after that date. As noted above, these claims are now pending in Circuit Court in Miami-Dade County under the same case number. No discovery, cutoff or trial date has been set for these claims.

     The Partnership applied the accounting rules concerning loss contingencies in regard to the treatment of the Lakes of the Meadow litigation for financial reporting purposes.

     The Partnership is seeking payment or reimbursement of the foregoing settlement amounts from U.S. Fire, which issued a reservation of rights letter with respect to the claims in the lawsuit against the Partnership, and from the Partnership's excess insurance carrier, The Home Insurance Company, which is subject to a liquidation proceeding. The Partnership can give no assurances as to the ultimate portion of the expenses, fees and damages allegedly relating to the Lakes of the Meadow matter, if any, which will be covered by its insurance. Reference is made to Item 1, Legal Proceedings, in Part II - Other Information elsewhere in this report for further information concerning the Partnership's insurance and the Lakes of the Meadow matter.

     The Partnership, the General Partner and certain related parties as well as other unrelated parties have been named defendants in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al, Case No. 03010709, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was filed on or about June 20, 2003, plaintiff purports to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston, which has approximately 150 homes. Plaintiff has filed a fourteen count complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiff complains, among other things, that the homes were not built of high quality and adequate construction, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation were improper, and that the homes suffer from improper shutter storm protection systems. The Partnership filed a motion to dismiss, which was denied. The Partnership has filed an answer and affirmative defenses to the complaint. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. Due to, among other things, the early stage of the litigation, the Partnership is not able to determine what, if any, loss exposure that it may have for this matter, and the accompanying consolidated financial statements do not reflect any accruals related to this matter. This case has been tendered to one of the Partnership's insurance carriers, Zurich American Insurance Company (together with its affiliates collectively, "Zurich") for defense and indemnity. Zurich is providing a defense of this matter under a purported reservation of rights.

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

     The Partnership has been named a defendant in a lawsuit entitled, The Ridges Maintenance Association, Inc. v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida Management Limited Partnership, and CCL Consultants, Inc., Case No. 0310189 (the "Ridges Case"), filed on or about June 6, 2003 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. Plaintiff is alleged to be a homeowners' association representing the owners of approximately 1,500 homes and extensive common areas in the Ridges subdivision in Weston. In this six count complaint for breach of implied warranty of merchantability, breach of implied warranty of fitness, breach of express warranty, fraudulent misrepresentation and concealment, negligent design, construction and/or maintenance and breach of fiduciary duty, plaintiff seeks an unspecified dollar amount of compensatory damages, interest, court costs and such other relief as the court may deem just and proper. Plaintiff alleges that it evaluated the condition of the common areas after the turnover of the community in January 2000 and discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, improper planting of inferior quality/grade of landscaping contrary to prevailing government codes, shallow planting of landscaping, landscape planting in inappropriate areas, and the planting of landscaping that would uproot sidewalks. Plaintiff also alleges that prior to the turnover of the community, the Arvida defendants engaged in a series of actions that amounted to a breach of their fiduciary duties to plaintiff by, among other things, improperly failing to pay for all of the common expenses actually incurred prior to turnover in excess of the assessment for common expenses and any other funds including working capital, executing pre-turnover amendments to the declarations of the association for the Arvida defendants' sole benefit and to the financial detriment of the plaintiff, engaging in acts which constituted a conflict of interest, and allegedly improperly transferring funds by and between plaintiff and a non-party, The Town Foundation, Inc., which was also allegedly under the control of one or more of the Arvida defendants, all in breach of defendants' alleged fiduciary duties. The Arvida defendants have filed a motion to dismiss or in the alternative for a more definite statement that is pending for hearing. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves.

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

     On October 22, 2003, a case entitled Weston Lakes Maintenance Association v. Arvida/JMB Partners and Arvida/JMB Managers, Inc., Case No. 0318490, was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida Civil Division. In the four-count complaint, which was served on the Partnership in February 2004, plaintiff, Weston Lakes Maintenance Association, alleges that defendants negligently selected and installed inferior landscaping materials in the common areas and elements of the Weston Lakes subdivision, which contains approximately 570 homes. Plaintiff alleges that defendants' actions have caused higher than expected maintenance fees and that the landscaping is causing injury and damage to sidewalks and roadways that must be repaired or replaced. Plaintiff alleges that an unspecified large sum of money will be required to replace the alleged substandard landscaping and that significant expense for remedial maintenance, repair and replacement of elements throughout the community will be incurred. The four-count complaint is for negligent construction and design of landscaping allegedly based on a violation of a Broward County ordinance regarding plant materials, common law negligence, breach of implied warranty of fitness, and breach of implied warranty of merchantability. Plaintiff seeks a judgment in an unspecified amount and type of damages, attorney's fees and such other relief as the court may deem proper. Defendants have filed a motion to dismiss that is scheduled for hearing on August 18, 2004. Defendants believe they have meritorious defenses and intend to vigorously defend themselves. The case is in its preliminary stages.

     Due to, among other things, the early stages of litigation, the Partnership is not able to determine what, if any, loss exposure that it may have for the landscape cases, and the accompanying consolidated financial statements do not reflect any accruals related to the landscape cases. Each of the landscape cases has been tendered to Zurich for defense and indemnity. Zurich is providing a defense of each of the landscape cases. The Partnership has also engaged other counsel in connection with the landscape cases. Zurich has issued letters purporting to reserve its rights in the Ridges and Falls Maintenance Cases. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages allegedly relating to the landscape cases, if any, which will be covered by its insurance.

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

     Various factors may affect the timing of completing the liquidation, winding up and termination of the Partnership (and, if applicable, the Liquidating Trust) and the amount of distributions of funds. These factors include the time and expense to resolve all obligations, liabilities and claims, including contingent liabilities and claims that are not yet asserted but may be made in the future. Among other things, additional or unanticipated remedial construction or development costs, contingencies (including, without limitation, contingencies relating to potential homeowner warranty or other homeowner or homeowners' association claims), delays in resolving pending or threatened litigation or other asserted claims, delays in satisfying conditions or obligations under permits obtained by the Partnership, including those for mitigation for the Weston Increment III area, a delay in obtaining an acknowledgement from the City of Weston of its responsibility for maintenance of the Weston Increment III mitigation area, currently unasserted claims that arise in the future and other factors could require increases in reserves and a reduction in future distributions to Holders of Interests and could extend the time, and significantly increase the cost, to complete the liquidation, winding up and termination.

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

     At June 30, 2004 and December 31, 2003, the Partnership had unrestricted Cash and cash equivalents of approximately $54,389,000 and $65,450,000, respectively. At July 31, 2004, the Partnership had unrestricted Cash and cash equivalents of approximately $54,111,373. Cash and cash equivalents are available for remaining operations (including warranty work), payment of liabilities, costs of winding up, reserves and distributions to partners and Holders of Interests. The source of both short-term and long-term future liquidity generally is expected to be derived from cash on hand since the Partnership has no continuing business operations. In addition, the Partnership believes that it has certain rights of indemnification or contribution as well as insurance coverage for certain claims that are or have been the subject of litigation, including rights of indemnification or contribution and insurance coverage for the settlement payments made in the Lakes of the Meadow litigation discussed below. These rights of indemnification or contribution and insurance coverage may be an additional source of liquidity.

     In the first quarter of 2004 the Partnership entered into two separate agreements to settle the claims made in litigation of certain Lakes of the Meadow Village Homes condominium associations and their members for aggregate payments of approximately $6.9 million. The Partnership completed one of these settlements in May 2004 for a payment of approximately $1.4 million. In June 2004, the Partnership completed the other settlement for a payment of $5.5 million. As part of these settlements, the Partnership received releases from the condominium associations and their members and indemnification under certain circumstances against certain claims that could possibly be asserted in the future. The Partnership is seeking in the litigation to recover from The Walt Disney Company or its affiliates at least a portion of the amounts paid for these settlements. The Partnership is also seeking to recover from its insurance carriers the amounts the Partnership paid for the settlements and has initiated a lawsuit against them for this purpose. Reference is made to Item 1., Legal Proceedings, in Part II -- Other Information elsewhere in this report for further information concerning the Lakes of the Meadow litigation, the settlements and the Partnership's insurance coverage. There is no assurance regarding what amounts, if any, will be recovered by the Partnership from The Walt Disney Company or its affiliates or under the Partnership's policies of insurance.

     At December 31, 2003, the Partnership's largest remaining operating lease was its lease of office space in Boca Raton, Florida. Effective January 1, 2004, the Partnership assigned its rights and obligations in the office lease to St. Joe/Arvida. The assignment reduced the Partnership's contractual obligations by $335,700, (out of a total of $438,200) $707,000, (out of a total of $736,100) and $403,300, (out of a total of $403,300) during the periods of less than one year, one to three years and three to five years, respectively.

RESULTS OF OPERATIONS

     The decrease in balance sheets components such as trade and other accounts receivable and prepaid expenses and other assets at June 30, 2004 as compared to December 31, 2003 is attributable to the ongoing orderly liquidation of the Partnership's assets as previously discussed. Approximately $6,900,000 of the decrease in Accrued expenses and other liabilities is due to the payment of the litigation settlements involving the Lakes of the Meadow Village Homes Condominiums. The remaining decrease is primarily due to the payment of accrued bonus and incentive compensation, a distribution from a consolidated subsidiary to Arvida/JMB Managers, Inc. previously deferred in respect of its minority interest, and warranty costs and other expenses relating to the Weston Community during the six months ended June 30, 2004.

     For the three and six months ended June 30, 2004, the Partnership (including its consolidated and unconsolidated ventures) had no closings as all housing units were closed as of June 30, 2003. This compares to closings in the second quarter of 2003 of 64 housing units in addition to the remaining two commercial office building units, and a land parcel in Weston (the "Town Center parcel"). The Partnership's remaining assets include, in addition to its cash and cash equivalents, tangible personal property including vehicles and furniture, fixtures and equipment used in the Partnership's operations, and certain contract rights, including an interest in a joint venture that owns a 2.5 acre parcel in Ocala, Florida. The Partnership expects to sell all of its remaining tangible saleable assets in 2004, although there is no assurance that this will occur.

     There were no housing revenues for the three and six months ended June 30, 2004 as compared with $11,737,627 and $23,417,982 for the same periods in 2003. Revenues generated from the closing of the remaining townhomes in the Partnership's Weston Community account for the housing revenues recognized for the three and six months ended June 30, 2003. The gross operating profit margin for housing for the three and six months ended June 30, 2003 was $794,007 and $1,803,143, respectively.

     The decrease in revenues from Brokerage and other operations for the three and six months ended June 30, 2004 as compared to the same periods in 2003 is due to no brokerage commissions being earned from the Partnership's mortgage brokerage operations in 2004. The brokerage and other operations revenue for the three and six months ended June 30, 2004 is due primarily to the receipt of a payment for the release of a deed restriction.

     Selling, general and administrative expenses decreased for the three and six months ended June 30, 2004 as compared to the same periods in 2003 due primarily to decreased support service costs and project administrative costs resulting from the end of the Partnership's continuing business operations.

     Interest income decreased during the three and six months ended
June 30, 2004 as compared to the same periods in 2003 due primarily to a decrease in cash available for investment and the decline in interest rates on invested funds.

     Net income from assets held for sale for the three and six months ended June 30, 2003, was generated by the Shoppes prior to its sale in February 2003.

     Gain on sale of assets held for sale during the six months ended June 30, 2003 is due to gain from the sale of the Town Center parcel and the Shoppes, partially offset by a loss on the sale of two commercial office building units in Weston.


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

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     The Partnership was named a defendant in a purported class action entitled Lakes of the Meadow Village Homes Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight and Nine Maintenance Associations, Inc., v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The original complaint was filed on or about November 27, 1995 and an amended complaint, which purported to be a class action, was filed on or about February 28, 1997. In the amended complaint, plaintiffs sought unspecified damages, attorneys' fees and costs, recission of specified releases, and all other relief that plaintiffs might be entitled to at equity or at law on behalf of the 460 building units they allegedly represented for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs alleged that Walt Disney World Company was responsible for liabilities that might arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership was potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs alleged breach of building codes and breach of implied warranties. In addition, plaintiffs sought recission and cancellation of various general releases obtained by the Partnership allegedly in the course of the turnover of the Community to the residents. Plaintiffs indicated that they might seek to hold the Partnership responsible for the entire amount of alleged damages owing as a result of the alleged deficiencies existing throughout the entire development. The Partnership tendered this matter to The Walt Disney Company (n/k/a Disney Enterprises, Inc., "Disney") pursuant to the Partnership's indemnification rights and filed a third-party complaint against it pursuant to the Partnership's rights of contractual indemnity. The Partnership also answered the amended complaint and filed a cross-claim against Disney's affiliate, Walt Disney World Company, for common law indemnity and contribution. The Partnership completed settlements in this case with the condominium associations and their members during the second quarter of 2004, as discussed below. The Partnership was defended by counsel paid for by U.S. Fire as well as additional counsel engaged by the Partnership.

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

     On August 8, 2002, the Partnership attended a mediation with representatives of Lakes of the Meadow Village Homes Condominium Nos. One through Seven and Nine Maintenance Associations (collectively, "Association Nos. 1-7 and 9"). As a result of this and subsequent mediation sessions and other discussions among the parties, and without admitting any liability, the Partnership entered into an agreement with Association Nos. 1-7 and 9 and their members for a settlement that received preliminary approval of the Court on February 12, 2004. On April 30, 2004, the Court gave its final approval of the settlement as fair, reasonable and adequate and in the best interest of Association Nos. 1-7 and 9 and their members. The Court's order giving its final approval was subject to the filing of an appeal during the 30-day period following the entry of the order of approval, and that 30-day period expired without an appeal being filed.
The settlement was completed in June 2004. The settlement agreement provides, among other things, for a release by Association Nos. 1-7 and 9 and their members of all manner of actions, claims and damages arising out of or relating to the following: the subject matters of the lawsuit; any order of the Miami-Dade County, Florida Unsafe Structures Board relating to the units in the condominiums of Association Nos. 1-7 and 9; any remediation action undertaken in regard to those units; the failure of any of Association Nos. 1-7 and 9 to undertake appropriate or timely remediation; or the past, present or future governance of Association Nos. 1-7 and 9. Each of Association Nos. 1-7 and 9, on behalf of itself and its members, also entered into separate agreements indemnifying the Partnership and its affiliates under certain circumstances against certain claims, including claims released in the settlement, claims for subrogation and claims of former condominium owners. In addition, the Court dismissed the claims of Association Nos. 1-7 and 9 and their members against the Partnership, each side bearing its own fees and costs. The Partnership paid $5.5 million to Association Nos. 1-7 and 9 as part of the settlement.

     The Partnership continues to reserve its right to pursue claims for indemnity or contribution against Disney or its affiliates in connection with the condominium units that were constructed in whole or in part prior to September 10, 1987 (the date that the Partnership acquired the assets of Arvida Corporation from Disney) but were sold by the Partnership on or after that date. The Partnership's claims for indemnity and contribution have been severed for separate proceedings and trial from the remaining case-in-chief in the Lakes of the Meadow litigation.

     During 2001, the Partnership settled the claims brought in the lawsuit by Lakes of the Meadow Village Homes Condominium No. Eight Maintenance Association, Inc. ("Association No. 8") for a payment of $155,000 funded by U.S. Fire. Representatives of the Partnership discussed with representatives of Association No. 8 issues raised by the Building Department's notices of violations for that Association's condominium units. Association No. 8 submitted construction plans to address the issues raised by the Building Department notices of violations and comments received by the plan reviewers for that Association's units. On February 7, 2003, Association No. 8 received permits approving its plans for most of its condominium units. Association No. 8 asked the Partnership to pay the cost to remediate the units in its condominium. On March 9, 2004, the Partnership entered into a separate settlement agreement with Association No. 8 and its members. This settlement was completed in May 2004 with the Partnership paying $1,385,000 in exchange for a release of all of the claims of Association No. 8 and its members. Association No. 8, on behalf of itself and its members, also entered into an agreement indemnifying the Partnership and its affiliates under certain circumstances against certain claims, including claims released in the settlement, claims for subrogation and claims of former condominium owners. In addition, the Court entered an order dismissing the claims of Association No. 8 and its members in the lawsuit, and the time for appealing that order has expired. The Partnership intends to pursue claims for indemnity or contribution against Disney or its affiliates in connection with the units in the condominium of Association No. 8 that were constructed in whole or in part prior to September 10, 1987 but were sold by the Partnership on or after that date. As noted above, these claims are now pending in Circuit Court in Miami-Dade County under the same case number. No discovery cutoff or trial date has been set for these claims.

     The Partnership applied the accounting rules concerning loss contingencies in regard to the treatment of the Lakes of the Meadow litigation for financial reporting purposes.

     The Partnership is seeking payment or reimbursement of the foregoing settlement amounts from U.S. Fire and an excess insurance carrier. On August 9, 2002, the Partnership received a reservation of rights letter from U.S. Fire, by which it purports to limit its exposure with regard to the Lakes of the Meadow matter and to reserve its rights to deny coverage and/or defense under the policy and/or applicable law and with respect to defense costs to be reimbursed and/or obtain an allocation of attorney's fees and expenses if it is determined there is no coverage.

     As a result of, among other things, this reservation of rights letter on November 20, 2002, the Partnership filed a four count complaint, Arvida/JMB Managers, Inc. on behalf of Arvida/JMB Partners, L.P. v. United States Fire Insurance Company in the Circuit Court of Cook County, Illinois, Chancery Division, 02CH21001, for declaratory relief and damages ("Illinois action"). In the complaint, the Partnership seeks, among other things, a declaration that U.S. Fire is obligated to indemnify the Partnership for the Lakes of the Meadow litigation including amounts expended in connection with the complete resolution of the construction issues for Association No. 8 (hereinafter, the "Lakes of the Meadow Matter"); actual damages, including full indemnification for the Lakes of the Meadow Matter; such other direct and consequential damages as are proven at trial; prejudgment interest as permitted by law; and any other legal and equitable relief that the court deems just and proper under the circumstances.

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

     In a separate proceeding on March 5, 2003, a superior court judge for the State of New Hampshire entered an order placing Home under an order of rehabilitation in order to preserve and protect the interests and assets of Home. Subsequently, the court overseeing the rehabilitation issued an order to liquidate Home. The order provides, among other things, for the appointment of a liquidator, the cancellation of all in-force contracts of insurance, the securing of all of Home's assets, the abatement of all actions and all proceedings against Home, whether pending in the State of New Hampshire or elsewhere, and an injunction against the commencement or continuance of actions against Home. The Partnership is evaluating the effect, if any, that this order may have on the continued prosecution of the Illinois action as well as the existence of coverage provided by Home, generally. The Partnership has filed a proof of claim in the liquidation proceeding in an attempt to preserve an opportunity to recover various amounts under its policies with Home. Given the pending liquidation, the Partnership believes that it is doubtful that any substantial recoveries from Home will be obtained.

     The Partnership strongly disagrees with the positions taken by U.S. Fire and Home regarding coverage under the relevant insurance policies and believes that it is covered under the terms of those policies. However, for reasons cited above, and others, the Partnership can give no assurances as to the ultimate portion of the expenses, fees and settlement amounts relating to the Lakes of the Meadow Matter, if any, which will be covered by its insurance.

     The Partnership, the General Partner and certain related parties as well as other unrelated parties have been named defendants in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al, Case No. 03010709, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was filed on or about June 20, 2003, plaintiff purports to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston, which has approximately 150 homes. Plaintiff has filed a fourteen count complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiff complains, among other things, that the homes were not built of high quality and adequate construction, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation were improper, and that the homes suffer from improper shutter storm protection systems. The Partnership filed a motion to dismiss, which was denied. The Partnership has filed an answer and affirmative defenses to the complaint. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. Due to, among other things, the early stage of the litigation, the Partnership is not able to determine what, if any, loss exposure that it may have for this matter, and the accompanying consolidated financial statements do not reflect any accruals related to this matter. This case has been tendered to one of the Partnership's insurance carriers, Zurich American Insurance Company (together with its affiliates collectively, "Zurich"), for defense and indemnity. Zurich is providing a defense of this matter under a purported reservation of rights.

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

     The Partnership has been named a defendant in a lawsuit entitled, The Ridges Maintenance Association, Inc. v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida Management Limited Partnership, and CCL Consultants, Inc., Case No. 0310189 (the "Ridges Case"), filed on or about June 6, 2003 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. Plaintiff is alleged to be a homeowners' association representing the owners of approximately 1,500 homes and extensive common areas in the Ridges subdivision in Weston. In this six count complaint for breach of implied warranty of merchantability, breach of implied warranty of fitness, breach of express warranty, fraudulent misrepresentation and concealment, negligent design, construction and/or maintenance and breach of fiduciary duty, plaintiff seeks an unspecified dollar amount of compensatory damages, interest, court costs and such other relief as the court may deem just and proper. Plaintiff alleges that it evaluated the condition of the common areas after the turnover of the community in January 2000 and discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, improper planting of inferior quality/grade of landscaping contrary to prevailing government codes, shallow planting of landscaping, landscape planting in inappropriate areas, and the planting of landscaping that would uproot sidewalks. Plaintiff also alleges that prior to the turnover of the community, the Arvida defendants engaged in a series of actions that amounted to a breach of their fiduciary duties to plaintiff by, among other things, improperly failing to pay for all of the common expenses actually incurred prior to turnover in excess of the assessment for common expenses and any other funds including working capital, executing pre-turnover amendments to the declarations of the association for the Arvida defendants' sole benefit and to the financial detriment of the plaintiff, engaging in acts which constituted a conflict of interest, and allegedly improperly transferring funds by and between plaintiff and a non-party, The Town Foundation, Inc., which was also allegedly under the control of one or more of the Arvida defendants, all in breach of defendants' alleged fiduciary duties. The Arvida defendants have filed a motion to dismiss or in the alternative for a more definite statement that is pending for hearing. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves.

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

     On October 22, 2003, a case entitled Weston Lakes Maintenance Association v. Arvida/JMB Partners and Arvida/JMB Managers, Inc., Case No. 0318490, was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida Civil Division. In the four-count complaint, which was served on the Partnership in February 2004, plaintiff, Weston Lakes Maintenance Association, alleges that defendants negligently selected and installed inferior landscaping materials in the common areas and elements of the Weston Lakes subdivision, which contains approximately 570 homes. Plaintiff alleges that defendants' actions have caused higher than expected maintenance fees and that the landscaping is causing injury and damage to sidewalks and roadways that must be repaired or replaced. Plaintiff alleges that an unspecified large sum of money will be required to replace the alleged substandard landscaping and that significant expense for remedial maintenance, repair and replacement of elements throughout the community will be incurred. The four-count complaint is for negligent construction and design of landscaping allegedly based on a violation of a Broward County ordinance regarding plant materials, common law negligence, breach of implied warranty of fitness, and breach of implied warranty of merchantability. Plaintiff seeks a judgment in an unspecified amount and type of damages, attorney's fees and such other relief as the court may deem proper. Defendants have filed a motion to dismiss that is scheduled for hearing on August 18, 2004. Defendants believe they have meritorious defenses and intend to vigorously defend themselves. The case is in its preliminary stages.

     Due to, among other things, the early stages of litigation, the Partnership is not able to determine what, if any, loss exposure that it may have for the landscape cases, and the accompanying consolidated financial statements do not reflect any accruals related to the landscape cases. Each of the landscape cases has been tendered to Zurich for defense and indemnity. Zurich is providing a defense of each of the landscape cases. The Partnership has also engaged other counsel in connection with the landscape cases. Zurich has issued letters purporting to reserve its rights in the Ridges and Falls Maintenance Cases. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages allegedly relating to the landscape cases, if any, which will be covered by its insurance.

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

     (a)  Exhibits

    3.1.    Amended and Restated Agreement of Limited Partnership.*

    3.2.    Acknowledgment and Amendment of Partnership Agreement.*

    3.3. Assignment Agreement by and among the General Partner, the Initial Limited Partner and the Partnership.*

    10.1. Mutual General Release by Lakes of the Meadow Village Homes Condominium No. Eight Maintenance Association, Inc., on behalf of itself and its members, and Arvida/JMB Partners, L.P., dated as of May 5, 2004, is filed herewith.

    10.2. Indemnification Agreement by Lakes of the Meadow Village Homes Condominium No. Eight Maintenance Association, Inc., on behalf of itself and its members, and Arvida/JMB Partners, L.P., dated as of May 5, 2004, is filed herewith.

    10.3 Mutual General Release by Lakes of the Meadow Village Homes Condominium Nos. One, Two, Three, Four, Five, Six, Seven and Nine Maintenance Associations, on behalf of themselves and their members, and Arvida/JMB Partners, L.P., dated as of June 8, 2004, is filed herewith.

    10.4 Indemnification Agreement by Lakes of the Meadow Village Homes Condominium No. One Maintenance Association, Inc., on behalf of itself and its members, and Arvida/JMB Partners, L.P., dated as of June 8, 2004, is filed herewith. Substantially identical separate Indemnification Agreements by each of Lakes of the Meadow Village Homes Condominium Nos. Two, Three, Four, Five, Six, Seven and Nine Maintenance Associations, each on behalf of itself and its members, and Arvida/JMB Partners, L.P. were also executed as of June 8, 2004, and are listed on a schedule to this Exhibit.

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


                 ARVIDA/JMB PARTNERS, L.P.

                 BY:   Arvida/JMB Managers, Inc.
                       (The General Partner)




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Vice President
                       Date: August 16, 2004


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of Arvida/JMB Partners, L.P. by the following person in the capacities and on the date indicated.




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Chief Financial Officer
                             and Principal Accounting Officer
                       Date: August 16, 2004