Form 10-Q
period 2004-09-30
ARVIDA JMB PARTNERS L P
filed 2004-11-15
CIK 814046

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.   20549




              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended September 30, 2004     Commission file #0-16976




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

                      CONSOLIDATED BALANCE SHEETS




                                ASSETS
                                ------

                                         SEPTEMBER 30,   DECEMBER 31,
                                             2004           2003
                                          (Unaudited)    (See Note)
                                         -------------   ------------

Cash and cash equivalents . . . . . . .   $ 53,101,857   $ 65,450,117
Restricted cash . . . . . . . . . . . .      1,034,454      1,126,317
Trade and other accounts receivable . .          6,105        295,469
Property and equipment, net . . . . . .         15,217        144,916
Investments in and advances to
  joint ventures, net . . . . . . . . .        165,417        182,437
Amounts due from affiliates, net. . . .          --           308,613
Prepaid expenses and other assets . . .        118,696        236,704
                                          ------------   ------------

          Total assets. . . . . . . . .   $ 54,441,746   $ 67,744,573
                                          ============   ============

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                CONSOLIDATED BALANCE SHEETS (CONTINUED)



              LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
              ------------------------------------------

                                         SEPTEMBER 30,   DECEMBER 31,
                                             2004           2003
                                          (Unaudited)    (See Note)
                                         -------------   ------------
Liabilities:
  Accounts payable. . . . . . . . . . .   $     18,584   $     27,265
  Accrued expenses and other
    liabilities . . . . . . . . . . . .      5,659,337     17,242,147
  Amounts due to affiliates, net. . . .         72,290          --
                                          ------------   ------------

  Commitments and contingencies

          Total liabilities . . . . . .      5,750,211     17,269,412
                                          ------------   ------------

Partners' capital accounts:
  General Partner and
   Associate Limited Partners:
    Capital contributions . . . . . . .         20,000         20,000
    Cumulative net income . . . . . . .    103,532,755    103,568,427
    Cumulative cash distributions . . .    (97,244,327)   (97,244,327)
                                          ------------   ------------
                                             6,308,428      6,344,100
                                          ------------   ------------
  Limited Partners:
    Capital contributions,
      net of offering costs . . . . . .    364,841,815    364,841,815
    Cumulative net income . . . . . . .    377,492,329    379,240,283
    Cumulative cash distributions . . .   (699,951,037)  (699,951,037)
                                          ------------   ------------
                                            42,383,107     44,131,061
                                          ------------   ------------
          Total partners' capital
            accounts. . . . . . . . . .     48,691,535     50,475,161
                                          ------------   ------------

          Total liabilities and
            partners' capital . . . . .   $ 54,441,746   $ 67,744,573
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

                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                                 (UNAUDITED)

                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                   -------------------------   -------------------------
                                                       2004          2003          2004          2003
                                                   -----------   -----------   -----------   -----------
Revenues:
  Housing . . . . . . . . . . . . . . . . . . . .  $     --      $     --      $     --      $23,417,982
  Land and property . . . . . . . . . . . . . . .        --          231,118         --          231,118
  Brokerage and other operations. . . . . . . . .       12,193       151,404       157,275       589,561
                                                   -----------   -----------   -----------   -----------
      Total revenues. . . . . . . . . . . . . . .       12,193       382,522       157,275    24,238,661
                                                   -----------   -----------   -----------   -----------
Cost of revenues:
  Housing . . . . . . . . . . . . . . . . . . . .      216,853       923,647       216,853    22,538,486
  Operating properties. . . . . . . . . . . . . .        --            --            --           16,929
  Brokerage and other operations. . . . . . . . .       20,014        39,400        59,568       355,026
                                                   -----------   -----------   -----------   -----------
      Total cost of revenues. . . . . . . . . . .      236,867       963,047       276,421    22,910,441
                                                   -----------   -----------   -----------   -----------
Gross operating (loss) profit . . . . . . . . . .     (224,674)     (580,525)     (119,146)    1,328,220
Selling, general and administrative expenses. . .     (488,633)     (996,426)   (1,835,314)   (5,188,374)
                                                   -----------   -----------   -----------   -----------
      Net operating loss. . . . . . . . . . . . .     (713,307)   (1,576,951)   (1,954,460)   (3,860,154)

Interest income . . . . . . . . . . . . . . . . .       65,533       158,131       246,023       579,014
Equity in (losses) gains of unconsolidated
  ventures. . . . . . . . . . . . . . . . . . . .       (7,689)        1,318       (36,215)       (1,388)
Interest and real estate taxes, net of
  amounts capitalized . . . . . . . . . . . . . .      (18,260)      (28,883)      (38,974)      186,379
                                                   -----------   -----------   -----------   -----------
      Loss from continuing operations . . . . . .     (673,723)   (1,446,385)   (1,783,626)   (3,096,149)

Discontinued Operations:
  Net income from assets held for sale. . . . . .        --            8,143         --          361,634
  (Loss) gain on sale of assets held for sale . .        --          (19,970)        --        1,522,129
                                                   -----------   -----------   -----------   -----------
      Net loss. . . . . . . . . . . . . . . . . .  $  (673,723)  $(1,458,212)  $(1,783,626)  $(1,212,386)
                                                   ===========   ===========   ===========   ===========





                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                                 (UNAUDITED)


                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                   -------------------------   -------------------------
                                                       2004          2003          2004          2003
                                                   -----------   -----------   -----------   -----------

      Net loss before discontinued operations
        per Limited Partnership Interest. . . . .  $    (1.63)         (3.51)        (4.32)        (7.51)
      Discontinued operations per Limited
        Partnership Interest. . . . . . . . . . .        --             (.03)        --             4.57
                                                   -----------   -----------   -----------   -----------
      Net loss per Limited
        Partnership Interest. . . . . . . . . . .  $    (1.63)   $     (3.54)  $     (4.32)  $     (2.94)
                                                   ===========   ===========   ===========   ===========
      Cash distributions per
        Limited Partnership Interest. . . . . . .  $     --      $     --      $     --      $     50.00
                                                   ===========   ===========   ===========   ===========





















           The accompanying notes are an integral part of these consolidated financial statements.

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

             NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                              (UNAUDITED)

                                              2004           2003
                                          ------------   ------------
Net loss from continuing operations . .   $ (1,783,626)  $ (3,096,149)
Charges (credits) to net loss
 from continuing operations not
 requiring (providing) cash:
  Depreciation. . . . . . . . . . . . .         12,201        462,118
  Equity in losses of unconsolidated
    ventures. . . . . . . . . . . . . .         36,215          1,388
Changes in:
  Restricted cash . . . . . . . . . . .         91,863      1,928,074
  Trade and other accounts receivable .        289,364        577,293
  Real estate inventories:
    Additions to real estate
      inventories . . . . . . . . . . .          --       (13,290,615)
    Cost of sales . . . . . . . . . . .          --        21,477,987
    Capitalized interest. . . . . . . .          --           (84,676)
  Amounts due to/from affiliates, net .        380,903          3,915
  Prepaid expenses and other assets . .        118,008      1,165,788
  Accounts payable, accrued expenses
    and other liabilities . . . . . . .    (11,177,931)    (7,185,726)
  Deposits and unearned income. . . . .          --        (2,472,079)
                                          ------------   ------------
          Net cash used in
            operating activities of
            continuing operations . . .    (12,033,003)      (512,682)
                                          ------------   ------------
Investing activities:
  Joint venture distributions . . . . .         17,000         37,386
  Proceeds from disposal of
    property and equipment. . . . . . .        117,743          --
                                          ------------   ------------
          Net cash provided by
            investing activities of
            continuing operations . . .        134,743         37,386
                                          ------------   ------------
Financing activities:
  Distributions to General Partner
    and Associate Limited Partners. . .       (450,000)    (2,244,444)
  Distributions to Limited Partners . .          --       (20,200,000)
                                          ------------   ------------
          Net cash used in
            financing activities of
            continuing operations . . .       (450,000)   (22,444,444)
                                          ------------   ------------
Net cash provided by
  discontinued operations . . . . . . .          --        20,483,978
                                          ------------   ------------
Decrease in Cash and
  cash equivalents. . . . . . . . . . .    (12,348,260)    (2,435,762)
Cash and cash equivalents,
  beginning of period . . . . . . . . .     65,450,117     88,968,513
                                          ------------   ------------
Cash and cash equivalents,
  end of period . . . . . . . . . . . .   $ 53,101,857   $ 86,532,751
                                          ============   ============


              The accompanying notes are an integral part of these consolidated financial statements.

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 2004
                              (UNAUDITED)



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


GENERAL

     In the opinion of the General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of September 30, 2004 and December 31, 2003 and for the three and nine months ended September 30, 2004 and 2003. The results of operations for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2004.

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

     For the nine months ended September 30, 2004 and 2003, changes in the warranty accrual consisted of the following:

                                           2004             2003
                                       -----------      -----------
Accrued warranty costs,
  January 1 . . . . . . . . . . .      $ 1,569,000      $ 2,162,000
Estimated liability recorded. . .          217,000        2,407,000
Payments made . . . . . . . . . .         (781,000)      (2,437,000)
                                       -----------      -----------
Accrued warranty costs,
  September 30. . . . . . . . . .      $ 1,005,000      $ 2,132,000
                                       ===========      ===========

     Accrued warranty costs are included in Accrued expenses and other liabilities on the accompanying consolidated balance sheets.

     Obligations Under Sale Agreements

     In connection with the sale of The Shoppes of Town Center (the "Shoppes") in Weston on February 7, 2003, certain consolidated entities of the Partnership undertook certain indemnity obligations to the purchaser or its lender. In general, these obligations relate to indemnification against loss, costs or expenses arising out of a breach of representation or warranty, possible claims of tenants, certain rent obligations, restrictions on the leasing or use of the property, litigation relating to the property, claims occurring or accruing prior to the closing and certain other usual and customary matters. Some of these indemnity obligations terminate as to claims made after the first anniversary date of the sale while other of these indemnity obligations have no specified termination. In accordance with such indemnification, the seller deposited $100,000 and the buyer deposited $50,000 in escrow to secure the obligation to indemnify the buyer's lender for such claims. The seller received $50,000 of the $100,000 noted above during 2003. The seller also deposited $50,000 in escrow as security for completion of remediation work for compliance with the Americans with Disabilities Act. The remediation work has been completed, and the seller received the $50,000 deposit in October, 2004. Release to the seller of its remaining amount held in escrow may depend upon the resolution of certain disputes involving the buyer and a tenant at the Shoppes, and there is no assurance as to when, or whether, such amount will be released to the seller. Due to the different circumstances that could cause the indemnity obligations to arise, the Partnership is not able to estimate the maximum potential amount of these indemnity obligations, although the Partnership currently does not believe that individually or collectively these indemnity obligations will have a material adverse effect on its financial condition. The Partnership has no liability recorded at September 30, 2004 for these indemnity obligations.

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

     Discontinued Operations

     Effective January 1, 2002, the Partnership adopted SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. Accordingly, operations of the Shoppes, the Country Club, the AOK Group, which owned an approximate 46 acre parcel (the "Ocala Parcel") near Ocala, Florida, Waterways II, an approximate 4.6 acre parcel in Weston (the "Waterways II Parcel") on which a shopping center containing approximately 31,300 square feet of rentable space was being constructed, commercial office units in Weston and certain land parcels, which met the criteria for assets held for sale, have been accounted for as net income from operations of assets held for sale, and the results of operations for those assets have been excluded from continuing operations in the consolidated statements of operations for all periods presented. As of September 30, 2004, all assets previously classified as assets held for sale have been sold.

     Capitalized Interest and Real Estate Taxes

     Interest, including the amortization of loan fees, of $0 and $84,676 was incurred for the nine months ended September 30, 2004 and 2003, respectively, all of which was capitalized. Interest payments, including amounts capitalized, of $0 and $47,011 were made during the nine months ended September 30, 2004 and 2003, respectively. The decrease in interest incurred and paid during the nine month period ending September 30, 2004 compared to the same period in 2003 is due to the payment in February 2003 of the outstanding principal balance on the mortgage loan secured by the Shoppes.

     Real estate taxes of $38,974 and a net real estate tax credit of $186,379 were incurred for the nine months ended September 30, 2004 and 2003, respectively. No real estate taxes were capitalized during either period. Real estate tax payments of $35,831 and $72,749 were made during the nine months ended September 30, 2004 and 2003, respectively. In addition, real estate tax reimbursements totaling $2,898 and $288,969 were received from the Partnership's escrow agent during the nine months ended September 30, 2004 and 2003, respectively. Real estate taxes of $18,260 and $28,883 were incurred for the three months ended September 30, 2004 and 2003. No real estate taxes were capitalized during either three month period. Real estate tax payments of $18,225 and $16,675 were made during the three months ended September 30, 2004 and 2003, respectively. In addition, real estate tax reimbursements totaling $34 and $9,572 were received from the Partnership's escrow agent during the three months ended September 30, 2004 and 2003, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and other operating properties as these taxes are included in Net income from assets held for sale as described in Discontinued Operations.

     Property and Equipment and Other Assets

     At December 31, 2003, the Partnership recorded an asset impairment of approximately $524,000 to the carrying value of the remaining furniture and equipment at its corporate office in Boca Raton. This loss was determined based upon an analysis by an unaffiliated appraiser and recorded based upon the difference between the carrying value of the assets as compared to their appraised fair value. During the third quarter of 2004, the Partnership sold the remaining furniture and equipment from the Boca Raton office to The St. Joe Company, an affiliated company, for $117,743. The sales price was based upon the appraised fair value of the furniture and equipment determined by the unaffiliated appraiser.

     Depreciation expense of $12,201 and $462,118 was recorded for the nine months ended September 30, 2004 and 2003, respectively. Depreciation expense of $3,901 and $46,460 was recorded for the three months ended September 30, 2004 and 2003, respectively. The decrease in depreciation expense incurred during the nine month period ending September 30, 2004 as compared to the same period in 2003 is due to the continued orderly liquidation of the remaining Partnership assets and the impairment noted in the preceding paragraph.

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

TRANSACTIONS WITH AFFILIATES

     The Partnership, subject to certain limitations, may engage affiliates of the General Partner for insurance brokerage and certain other administrative services to be performed in connection with the administration of the Partnership and its assets. The total of such costs for the nine months ended September 30, 2004 was approximately $6,800 all of which was paid as of November 1, 2004. The total of such costs for the nine months ended September 30, 2003 was approximately $101,300. In addition, the General Partner and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Partnership and the operation of the Partnership's properties. Such costs were approximately $264,900 and $268,000 for the nine months ended September 30, 2004 and 2003, respectively. All of the 2004 expenses were paid as of November 1, 2004.

     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salaries and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the nine month period ended September 30, 2004, there were no such costs incurred by the Partnership. For the nine month period ended September 30, 2003, the amount of such costs incurred by the Partnership on behalf of these affiliates totaled approximately $45,200.

     For the nine month periods ended September 30, 2004 and 2003, the Partnership reimbursed St. Joe Towns and Resorts, LP, formerly known as St. Joe/Arvida Company L.P. ("St. Joe T&R") or its affiliates approximately $2,436,000 and $6,047,000, respectively, for the services provided to the Partnership by St. Joe T&R pursuant to a sub-management agreement for development and management supervisory and advisory services (and personnel with respect thereto). At September 30, 2004, the Partnership owed St. Joe T&R approximately $72,300 for services provided pursuant to this agreement, all of which was paid as of November 1, 2004. The Partnership also receives reimbursement from St. Joe T&R and its affiliates for certain general and administrative costs including, and without limitation, salaries and salary-related costs relating to work performed by employees of the Partnership on behalf of St. Joe T&R and its affiliates. For the nine month periods ended September 30, 2004 and 2003, the Partnership was entitled to reimbursement of such costs totaling approximately $0 and $3,812,000, respectively, from St. Joe T&R and its affiliates.

     As previously discussed, during the third quarter of 2004, the Partnership sold the remaining furniture and equipment from its Boca Raton office to The St. Joe Company for $117,743. The sale price was based upon the appraised fair value of the furniture and equipment determined by an unaffiliated appraiser.

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

COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under letters of credit and performance bonds for approximately $3,005,000 at September 30, 2004. Also, the Partnership is contingently liable under standby letters of credit, which are secured by cash deposits, for approximately $930,000 for insurance and development obligations. The amount of cash deposits is included in restricted cash at September 30, 2004.

     On August 29, 2002, the Partnership entered into an agreement with St. Joe T&R for the prospective assignment to and assumption by St. Joe T&R of the Partnership's rights and obligations under the lease for its offices (approximately 19,100 rentable square feet of space) in Boca Raton, Florida. The assignment and assumption of the lease was made effective January 1, 2004.

     Rental expense of approximately $123,100 and $779,200 was incurred for the nine month period ended September 30, 2004 and 2003, respectively.

     The Partnership was named a defendant in a number of homeowner lawsuits, certain of which purported to be class actions, that allegedly in part arose out of or related to Hurricane Andrew, which on August 24, 1992 resulted in damage to a former community development known as Country Walk.

     Other than the Juarez lawsuit discussed below, these lawsuits have been settled, and United States Fire Insurance Company (whether acting on its own behalf or for its affiliates, "U.S. Fire"), one of the Partnership's insurance carriers that has paid for settlements of certain of these lawsuits, has in some, but not all, instances, provided the Partnership with written reservation of rights letters. The aggregate amount of the settlements funded by this carrier is approximately $10.1 million. U.S. Fire has stated that it has funded these settlements pursuant to various non-waiver agreements. U.S Fire's position was that these non-waiver agreements permitted the carrier to fund the settlements without preventing it from raising insurance coverage issues or waiving such coverage issues. On May 23, 1995, U.S. Fire rescinded the various non-waiver agreements in effect regarding certain of these lawsuits, allegedly without waiving any future coverage defenses, conditions, limitations, or rights. For this and other reasons, the extent to which U.S. Fire may recover any of its settlement payments or associated fees and costs from the Partnership is uncertain. The Partnership believes that a material loss for the Partnership as a result of U.S. Fire's reservations of rights and its funding of the settlement payments is remote, although there is no assurance that the Partnership will not ultimately pay or reimburse the insurance carrier for some portion of the settlement payments or associated fees or costs. The accompanying consolidated financial statements do not reflect any accrual related to this matter. The Partnership and U.S. Fire are currently negotiating a settlement of their differences, including the Partnership's liability, if any, to U.S. Fire for the settlement payments and associated fees or costs, although there is no assurance that such a settlement will be reached. Reference is made to
Item 1, Legal Proceedings, in Part II - Other Information elsewhere in this report for a discussion of the Partnership's efforts to recover under its insurance with U.S. Fire for settlement amounts paid by the Partnership in connection with the Lakes of the Meadow litigation.

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

     The Partnership, the General Partner and certain related parties as well as other unrelated parties have been named defendants in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al., Case No. 03-10709 CACE 12, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was originally filed on or about June 20, 2003, plaintiffs purport to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston, which has approximately 150 homes. On
September 20, 2004, plaintiffs filed a twelve count amended complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiffs complain, among other things, that the homes were not built of high quality and adequate construction, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation thereof were improper, and that the homes suffer from improper shutter storm protection systems. The Partnership is preparing its response to the amended complaint. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. Due to, among other things, the early stage of the litigation, the Partnership is not able to determine what, if any, loss exposure that it may have for this matter, and the accompanying consolidated financial statements do not reflect any accruals related to this matter. This case has been tendered to one of the Partnership's insurance carriers, Zurich American Insurance Company (together with its affiliates collectively, "Zurich") for defense and indemnity. Zurich is providing a defense of this matter under a purported reservation of rights. The Partnership has also engaged other counsel in connection with this lawsuit. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurance.

     The following three lawsuits in large part allegedly arise out of landscaping issues at certain subdivisions in the Weston Community. These lawsuits are collectively referred to as the "landscape cases."

     A case, The Ridges Maintenance Association, Inc. v. Arvida/JMB Partners, et al., Case No. 03-10189 (05) (the "Ridges Case"), was filed on or about June 6, 2003 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The defendants in this action include Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida Management Limited Partnership, CCL Consultants, Inc. ("CCL"), Bamboo Hammock Nursery, Inc. ("Bamboo Hammock"), and Lagasse Pool Construction, Co. ("Lagasse"). Plaintiff is alleged to be a homeowners' association representing the owners of approximately 1,500 homes and extensive common areas in the Ridges subdivision in Weston. In the six-count amended complaint that was filed on September 20, 2004, plaintiff seeks unspecified compensatory damages, prejudgment interest, court costs and such other and further relief as the court might deem just and proper. In Count I, plaintiff seeks damages from the Arvida defendants for alleged negligent design, construction and/or maintenance of the landscaping and common elements that allegedly resulted in defects of the landscaping, sidewalks, irrigation systems, and community pool. With respect to the landscaping claims, the plaintiff alleges that it evaluated the condition of the common areas after the turnover of the community in January 2000 and discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, improper planting of inferior quality/grade of landscaping contrary to controlling government codes, shallow planting of landscaping, landscape planting in inappropriate areas, and the planting of landscaping that would uproot sidewalks. In Count II, plaintiff seeks damages from CCL, the alleged civil engineer for the community, in connection with the alleged negligent design, construction or maintenance of the common areas and elements. In Count III, plaintiff seeks damages from Bamboo Hammock, the alleged landscape engineer, architect, supplier, installer and/or designer, in connection with alleged defects in the landscaping resulting in damage to, among other things, the landscaping and sidewalks. In Count IV, plaintiff seeks damages from Lagasse for alleged defects in the community pool. In Count V, plaintiff seeks damages from Arvida/JMB Partners, a general partnership in which the Partnership owns a 99.9% interest, and Arvida/JMB Managers, Inc., the General Partner of the Partnership, seeking to hold these entities vicariously responsible for the acts of CCL, Bamboo Hammock, and/or Lagasse. In Count VI, plaintiff seeks damages from the Arvida/JMB Partners and Arvida/JMB Managers, Inc. for various breaches of fiduciary duty. In this count, plaintiff alleges that prior to the turnover of the community, these defendants engaged in acts that amounted to a breach of fiduciary duty to plaintiff in that they, among other things, (i) allegedly improperly executed an amendment to the declarations of covenant for their sole benefit and to the financial detriment of the plaintiff; (ii) allegedly engaged in acts that constituted a conflict of interest; (iii) allegedly failed to maintain appropriate care, custody and control over the financial affairs of the homeowners' association by failing to pay for common expenses; (iv) allegedly improperly transferred funds by and between plaintiff and a non-party, The Town Foundation, Inc., which transfers allegedly amounted to a violation of these defendants' obligations to fund operating deficits and a breach of fiduciary duty; and (v) allegedly transferred funds by and between various entities under their common control in violation of Florida statute and their fiduciary duty to plaintiff. The Arvida defendants have filed a motion to dismiss or in the alternative for a more definite statement that is pending for hearing. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves.

     A case entitled The Falls Maintenance Association, Inc. v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., CCL Consultants, Inc. and Stiles Corporation f/k/a Stiles Landscape Service Co., Case No. 0302577 (the "Falls Maintenance Case"), was filed on or about February 10, 2003, in the 17th Judicial Circuit in and for Broward County, Florida. Plaintiff is alleged to be the homeowners' association responsible for the maintenance, repair, and replacement of the common areas within the Falls subdivision in Weston, which contains approximately 600 homes. Plaintiff complains that on turnover of the Falls subdivision, it discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, the quality/grade of the landscaping, landscaping planted too shallow, landscaping planted too deep, landscaping planted in narrow swale areas, landscaping planted in shallow soil areas, poor fertility of road rock under locations where landscaping is planted and poor maintenance. Plaintiff has filed a six count complaint with five counts against Arvida/JMB Partners and Arvida/JMB Managers, Inc. for breach of implied warranty of merchantability, breach of implied warranty of fitness, breach of express warranty, fraudulent misrepresentation/concealment, and negligent design, construction and/or maintenance. Plaintiff seeks an unspecified amount of compensatory damages, interest, costs, and such other and further relief as is just and equitable. Arvida/JMB Partners and Arvida/JMB Managers, Inc. have filed an answer to the complaint denying substantive liability and raising various defenses. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves.

     On October 22, 2003, a case entitled Weston Lakes Maintenance Association v. Arvida/JMB Partners and Arvida/JMB Managers, Inc., Case No. 0318490, was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida Civil Division. In the four-count complaint, which was served on the Partnership in February 2004, plaintiff, Weston Lakes Maintenance Association, alleges that defendants negligently selected and installed inferior landscaping materials in the common areas and elements of the Weston Lakes subdivision, which contains approximately 570 homes. Plaintiff alleges that defendants' actions have caused higher than expected maintenance fees and that the landscaping is causing injury and damage to sidewalks and roadways that must be repaired or replaced. Plaintiff alleges that an unspecified large sum of money will be required to replace the alleged substandard landscaping and that significant expense for remedial maintenance, repair and replacement of elements throughout the community will be incurred. The four-count complaint is for negligent construction and design of landscaping allegedly based on a violation of a Broward County ordinance regarding plant materials, common law negligence, breach of implied warranty of fitness, and breach of implied warranty of merchantability. Plaintiff seeks a judgment in an unspecified amount and type of damages, attorney's fees and such other relief as the court may deem proper. Defendants have briefed and argued a motion to dismiss. The court has not issued its decision on the motion. Defendants believe they have meritorious defenses and intend to vigorously defend themselves.

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

     Pending the completion of the liquidation, winding up and termination of the Partnership (or if applicable, the Liquidating Trust), it is anticipated that the Partnership (or the Liquidating Trust, as the case may be) will retain a substantial amount of funds in reserve to provide for the payment of, the defense against, or other satisfaction or resolution of obligations, liabilities (including contingent liabilities) and current and possible future claims, including those for possible construction repairs, homeowner warranty claims, completion of work for certain homeowner or condominium associations and master associations and pending and possible future litigation and environmental matters. The amount of funds to be retained in reserve for these purposes has not yet been determined. However, the Partnership intends to take a cautious approach in determining the amount of funds to be retained in reserve since it is not possible to estimate with preciseness the amount of time or money that it will take to effect the Partnership's (and, if applicable, the Liquidating Trust's) liquidation, winding up and termination. The Partnership currently expects that those available funds in excess of the amount determined to be held in reserve would be distributed during 2005 to the partners and Holders of Interests. That portion, if any, of the funds held in reserve that are not ultimately used to pay, defend or otherwise resolve or satisfy obligations, liabilities or claims would subsequently be distributed to the partners and Holders of Interests as a final liquidating distribution at a later date.

     Various factors may affect the timing of completing the liquidation, winding up and termination of the Partnership (and, if applicable, the Liquidating Trust) and the amount of distributions of funds. These factors include the time and expense to resolve all obligations, liabilities and claims, including contingent liabilities and claims that are not yet asserted but may be made in the future. Among other things, additional or unanticipated remedial construction or development costs, contingencies (including, without limitation, contingencies relating to potential homeowner warranty or other homeowner claims or homeowner or condominium association claims), delays in resolving pending or threatened litigation or other asserted claims, delays in satisfying conditions or obligations under permits obtained by the Partnership, including those for mitigation for the Weston Increment III area, a delay in obtaining an acknowledgement from the City of Weston of its responsibility for maintenance of the Weston Increment III mitigation area, currently unasserted claims that arise in the future and other factors could require increases in reserves and a reduction in future distributions to Holders of Interests and could extend the time, and significantly increase the cost, to complete the liquidation, winding up and termination.

     At December 31, 2003, the Partnership recorded an asset impairment of $523,721 to the carrying value of the furniture and equipment remaining at its corporate office in Boca Raton, Florida. This loss was determined based upon an analysis by an unaffiliated appraiser and recorded based upon the difference between the carrying value of the assets as compared to their appraised fair value. During the third quarter of 2004, the Partnership sold the remaining furniture and equipment from the Boca Raton office to The St. Joe Company, an affiliated company, for $117,743. The sales price was based upon the appraised fair value of the furniture and equipment determined by the unaffiliated appraiser.

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

     At September 30, 2004 and December 31, 2003, the Partnership had unrestricted Cash and cash equivalents of approximately $53,102,000 and $65,450,000, respectively. At October 31, 2004, the Partnership had unrestricted Cash and cash equivalents of approximately $52,833,000. Cash and cash equivalents are available for remaining operations (including warranty work), payment of liabilities, costs of winding up, reserves and distributions to partners and Holders of Interests. The source of both short-term and long-term future liquidity generally is expected to be derived from cash on hand since the Partnership has no continuing business operations. In addition, the Partnership believes that it has certain rights of indemnification or contribution as well as insurance coverage for certain claims that are or have been the subject of litigation, including rights of indemnification or contribution and insurance coverage for the settlement payments made in the Lakes of the Meadow litigation discussed below. These rights of indemnification or contribution and insurance coverage may be an additional source of liquidity.

     In the first quarter of 2004 the Partnership entered into two separate agreements to settle the claims made in litigation of certain Lakes of the Meadow Village Homes condominium associations and their members for aggregate payments of approximately $6.9 million. The Partnership completed one of these settlements in May 2004 for a payment of approximately $1.4 million. In June 2004, the Partnership completed the other settlement for a payment of $5.5 million. As part of these settlements, the Partnership received releases from the condominium associations and their members and indemnification under certain circumstances against certain claims that could possibly be asserted in the future. The Partnership is seeking in the litigation to recover from The Walt Disney Company or its affiliates at least a portion of the amounts paid for these settlements. The Partnership is also seeking to recover from its insurance carriers the amounts the Partnership paid for the settlements and has initiated a lawsuit against them for this purpose. Reference is made to Item 1, Legal Proceedings, in Part II -- Other Information elsewhere in this report for further information concerning the Partnership's claims against The Walt Disney Company and its affiliates in the Lakes of the Meadow litigation and the Partnership's efforts to recover under its insurance coverage. There is no assurance regarding what amounts, if any, will be recovered by the Partnership from The Walt Disney Company or its affiliates or under the Partnership's policies of insurance.

The Partnership and one of the insurance carriers, U.S. Fire, are currently negotiating a settlement of their differences in regard to the settlement payments made by the Partnership in the Lakes of the Meadow litigation and other claims pertaining to the same insurance policy, although there is no assurance that such a settlement will be reached.

     At December 31, 2003, the Partnership's largest remaining operating lease was its lease of office space in Boca Raton, Florida. Effective January 1, 2004, the Partnership assigned its rights and obligations in the office lease to St. Joe T&R. The Partnership's only remaining known future contractual obligation at September 30, 2004 is $22,600 for base rent for its Weston operations. This contractual obligation is for the period of less than one year. There are no contractual obligations for the one to three year and three to five year periods.

RESULTS OF OPERATIONS

     The decrease in balance sheet components such as trade and other accounts receivable and prepaid expenses and other assets at September 30, 2004 as compared to December 31, 2003 is attributable to the ongoing orderly liquidation of the Partnership's assets as previously discussed. Approximately $6,900,000 of the decrease in Accrued expenses and other liabilities is due to the payment of the litigation settlements involving the Lakes of the Meadow Village Homes Condominiums. The remaining decrease is primarily due to the payment of accrued bonus and incentive compensation, a distribution from a consolidated subsidiary to Arvida/JMB Managers, Inc. previously deferred in respect of its minority interest, and warranty costs and other expenses relating to the Weston Community during the nine months ended September 30, 2004.

     The Partnership closed on the sale of its last housing units in 2003, which were sold under a written warranty program that provides a two-year warranty for certain elements of those housing units. As a result, the Partnership expects to maintain a small crew to perform warranty work through most of 2005. A reserve for estimated warranty costs is included in Accrued expenses and other liabilities in the accompanying consolidated balance sheets.

     For the three and nine months ended September 30, 2004, the Partnership (including its consolidated and unconsolidated ventures) had no closings as all housing units were closed as of June 30, 2003. This compares to closings in the nine months ended September 30, 2003 of 128 housing units in addition to the sale of the Shoppes, the remaining two commercial office building units in Weston, a land parcel in Weston (the "Town Center parcel") and a land parcel in Boca Raton. The Partnership's remaining assets include, in addition to its cash and cash equivalents (including restricted cash), four vehicles, furniture and equipment used in the Partnership's Weston office and certain contract rights, including an interest in a joint venture that owns a 2.5 acre parcel in Ocala, Florida. The Partnership expects to retain its limited remaining tangible personal property for use in connection with warranty work remaining to be performed in Weston during 2005.

     There were no housing revenues for the three and nine months ended September 30, 2004 as compared with $0 and $23,417,982 for the same periods in 2003. Revenues generated from the closing of the remaining townhomes in the Partnership's Weston Community account for the housing revenues recognized for nine months ended September 30, 2003. The negative gross operating profit margins for the three and nine months ended September 30, 2004 are due to changes in the Partnership's estimated remaining warranty costs.

     The decrease in revenues from Brokerage and other operations for the three and nine months ended September 30, 2004 as compared to the same periods in 2003 is due to no brokerage commissions being earned from the Partnership's mortgage brokerage operations in 2004. The brokerage and other operations revenue for the nine months ended September 30, 2004 is due primarily to the receipt of a payment for the release of a deed restriction.

     Selling, general and administrative expenses decreased for the three and nine months ended September 30, 2004 as compared to the same periods in 2003 due primarily to decreased support service costs and project administrative costs resulting from the end of the Partnership's continuing business operations.

     Interest income decreased during the three and nine months ended September 30, 2004 as compared to the same periods in 2003 due primarily to a decrease in cash available for investment and the decline in interest rates on invested funds.

     Net income from assets held for sale for the three and nine months ended September 30, 2003, was generated by the Shoppes prior to its sale in February 2003.

     Gain on sale of assets held for sale during the nine months ended September 30, 2003 is due to gain from the sale of the Town Center parcel, the Shoppes and a land parcel in Boca Raton, partially offset by a loss on the sale of two commercial office building units in Weston.

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


PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     The Partnership was named a defendant in a purported class action entitled Lakes of the Meadow Village Homes Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight and Nine Maintenance Associations, Inc., v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. In the lawsuit, plaintiffs sought unspecified damages, attorneys' fees and costs, recission of specified releases, and all other relief that plaintiffs might be entitled to at equity or at law on behalf of the 460 building units they allegedly represented for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs alleged that Walt Disney World Company was responsible for liabilities that might arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership was potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs alleged breach of building codes and breach of implied warranties. The Partnership tendered this matter to The Walt Disney Company (n/k/a Disney Enterprises, Inc., "Disney") pursuant to the Partnership's indemnification rights and filed a third-party complaint against it pursuant to the Partnership's rights of contractual indemnity. The Partnership also answered the amended complaint and filed a cross-claim against Disney's affiliate, Walt Disney World Company, for common law indemnity and contribution. The Partnership completed settlements in this case with the condominium associations and their members during the second quarter of 2004 for aggregate payments in the amount of approximately $6.9 million. For a discussion of the terms of the settlement between the Partnership and the condominium associations and their members, reference is made to Item 1, Legal Proceedings, in Part II - Other Information included in the Partnership's report on Form 10-Q (File No. 0-16976) for the period ended June 30, 2004, filed on August 16, 2004.

     The Partnership continues to pursue claims for indemnity or contribution against Disney or its affiliates in connection with the condominium units that were constructed in whole or in part prior to September 10, 1987 (the date that the Partnership acquired the assets of Arvida Corporation from Disney) but were sold by the Partnership on or after that date. The Partnership's claims for indemnity and contribution have been severed for separate proceedings and trial from the remaining case-in-chief in the Lakes of the Meadow litigation. No discovery cutoff or trial date has been set for these claims.

     The Partnership is also seeking payment or reimbursement of the foregoing settlement amounts from U.S. Fire and an excess insurance carrier. On August 9, 2002, the Partnership received a reservation of rights letter from U.S. Fire, by which it purports to limit its exposure with regard to the Lakes of the Meadow matter and to reserve its rights to deny coverage and/or defense under the policy and/or applicable law and, with respect to defense costs, to be reimbursed and/or obtain an allocation of attorney's fees and expenses if it is determined there is no coverage.

     As a result of, among other things, this reservation of rights letter on November 20, 2002, the Partnership filed a four count complaint, Arvida/JMB Managers, Inc. on behalf of Arvida/JMB Partners, L.P. v. United States Fire Insurance Company in the Circuit Court of Cook County, Illinois, Chancery Division, 02CH21001, for declaratory relief and damages ("Illinois action"). In the complaint, the Partnership seeks, among other things, a declaration that U.S. Fire is obligated to indemnify the Partnership for the Lakes of the Meadow litigation including amounts expended in connection with the complete resolution of the construction issues for, and a separate settlement with, Lakes of the Meadow Village Homes Condominium No. Eight Maintenance Association, Inc. (hereinafter, the "Lakes of the Meadow Matter"); actual damages, including full indemnification for the Lakes of the Meadow Matter; such other direct and consequential damages as are proven at trial; prejudgment interest as permitted by law; and any other legal and equitable relief that the court deems just and proper under the circumstances.

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

     The Partnership strongly disagrees with the positions taken by U.S. Fire and Home regarding coverage under the relevant insurance policies and believes that it is covered under the terms of those policies. However, for reasons cited above, and others, the Partnership can give no assurances as to the ultimate portion of the expenses, fees and settlement amounts relating to the Lakes of the Meadow Matter, if any, which will be covered by its insurance. The Partnership and U.S. Fire are currently negotiating a settlement of their differences in regard to the Lakes of the Meadow Matter and other claims pertaining to the same insurance policy, including the Partnership's liability, if any, for settlement payments of approximately $10.1 million and payment of associated fees or costs previously made by U.S. Fire in other lawsuits arising out of Hurricane Andrew. However, there is no assurance that such a settlement will be reached.

     The Partnership, the General Partner and certain related parties as well as other unrelated parties have been named defendants in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al., Case No. 03-10709 CACE 12, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was originally filed on or about June 20, 2003, plaintiffs purport to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston, which has approximately 150 homes. On
September 20, 2004, plaintiffs filed a twelve count amended complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiffs complain, among other things, that the homes were not built of high quality and adequate construction, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation thereof were improper, and that the homes suffer from improper shutter storm protection systems. The Partnership is preparing its response to the amended complaint. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. Due to, among other things, the early stage of the litigation, the Partnership is not able to determine what, if any, loss exposure that it may have for this matter, and the accompanying consolidated financial statements do not reflect any accruals related to this matter. This case has been tendered to one of the Partnership's insurance carriers, Zurich American Insurance Company (together with its affiliates collectively, "Zurich"), for defense and indemnity. Zurich is providing a defense of this matter under a purported reservation of rights. The Partnership has also engaged other counsel in connection with this lawsuit. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurance.

     The following three lawsuits in large part allegedly arise out of landscaping issues at certain subdivisions in the Weston Community. These lawsuits are collectively referred to as the "landscape cases."

     A case, The Ridges Maintenance Association, Inc. v. Arvida/JMB Partners, et al., Case No. 03-10189 (05) (the "Ridges Case"), was filed on or about June 6, 2003 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The defendants in this action include Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida Management Limited Partnership, CCL Consultants, Inc. ("CCL"), Bamboo Hammock Nursery, Inc. ("Bamboo Hammock"), and Lagasse Pool Construction, Co. ("Lagasse"). Plaintiff is alleged to be a homeowners' association representing the owners of approximately 1,500 homes and extensive common areas in the Ridges subdivision in Weston. In the six-count amended complaint that was filed on September 20, 2004, plaintiff seeks unspecified compensatory damages, prejudgment interest, court costs and such other and further relief as the court might deem just and proper. In Count I, plaintiff seeks damages from the Arvida defendants for alleged negligent design, construction and/or maintenance of the landscaping and common elements that allegedly resulted in defects of the landscaping, sidewalks, irrigation systems, and community pool. With respect to the landscaping claims, the plaintiff alleges that it evaluated the condition of the common areas after the turnover of the community in January 2000 and discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, improper planting of inferior quality/grade of landscaping contrary to controlling government codes, shallow planting of landscaping, landscape planting in inappropriate areas, and the planting of landscaping that would uproot sidewalks. In Count II, plaintiff seeks damages from CCL, the alleged civil engineer for the community, in connection with the alleged negligent design, construction or maintenance of the common areas and elements. In Count III, plaintiff seeks damages from Bamboo Hammock, the alleged landscape engineer, architect, supplier, installer and/or designer, in connection with alleged defects in the landscaping resulting in damage to, among other things, the landscaping and sidewalks. In Count IV, plaintiff seeks damages from Lagasse for alleged defects in the community pool. In Count V, plaintiff seeks damages from Arvida/JMB Partners, a general partnership in which the Partnership owns a 99.9% interest, and Arvida/JMB Managers, Inc., the General Partner of the Partnership, seeking to hold these entities vicariously responsible for the acts of CCL, Bamboo Hammock, and/or Lagasse. In Count VI, plaintiff seeks damages from the Arvida/JMB Partners and Arvida/JMB Managers, Inc. for various breaches of fiduciary duty. In this count, plaintiff alleges that prior to the turnover of the community, these defendants engaged in acts that amounted to a breach of fiduciary duty to plaintiff in that they, among other things, (i) allegedly improperly executed an amendment to the declarations of covenant for their sole benefit and to the financial detriment of the plaintiff; (ii) allegedly engaged in acts that constituted a conflict of interest; (iii) allegedly failed to maintain appropriate care, custody and control over the financial affairs of the homeowners' association by failing to pay for common expenses; (iv) allegedly improperly transferred funds by and between plaintiff and a non-party, The Town Foundation, Inc., which transfers allegedly amounted to a violation of these defendants' obligations to fund operating deficits and a breach of fiduciary duty; and (v) allegedly transferred funds by and between various entities under their common control in violation of Florida statute and their fiduciary duty to plaintiff. The Arvida defendants have filed a motion to dismiss or in the alternative for a more definite statement that is pending for hearing. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves.

     A case entitled The Falls Maintenance Association, Inc. v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., CCL Consultants, Inc. and Stiles Corporation f/k/a Stiles Landscape Service Co., Case No. 0302577 (the "Falls Maintenance Case"), was filed on or about February 10, 2003, in the 17th Judicial Circuit in and for Broward County, Florida. Plaintiff is alleged to be the homeowners' association responsible for the maintenance, repair, and replacement of the common areas within the Falls subdivision in Weston, which contains approximately 600 homes. Plaintiff complains that on turnover of the Falls subdivision, it discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, the quality/grade of the landscaping, landscaping planted too shallow, landscaping planted too deep, landscaping planted in narrow swale areas, landscaping planted in shallow soil areas, poor fertility of road rock under locations where landscaping is planted and poor maintenance. Plaintiff has filed a six count complaint with five counts against Arvida/JMB Partners and Arvida/JMB Managers, Inc. for breach of implied warranty of merchantability, breach of implied warranty of fitness, breach of express warranty, fraudulent misrepresentation/concealment, and negligent design, construction and/or maintenance. Plaintiff seeks an unspecified amount of compensatory damages, interest, costs, and such other and further relief as is just and equitable. Arvida/JMB Partners and Arvida/JMB Managers, Inc. have filed an answer to the complaint denying substantive liability and raising various defenses. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves.

     On October 22, 2003, a case entitled Weston Lakes Maintenance Association v. Arvida/JMB Partners and Arvida/JMB Managers, Inc., Case No. 0318490, was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida Civil Division. In the four-count complaint, which was served on the Partnership in February 2004, plaintiff, Weston Lakes Maintenance Association, alleges that defendants negligently selected and installed inferior landscaping materials in the common areas and elements of the Weston Lakes subdivision, which contains approximately 570 homes. Plaintiff alleges that defendants' actions have caused higher than expected maintenance fees and that the landscaping is causing injury and damage to sidewalks and roadways that must be repaired or replaced. Plaintiff alleges that an unspecified large sum of money will be required to replace the alleged substandard landscaping and that significant expense for remedial maintenance, repair and replacement of elements throughout the community will be incurred. The four-count complaint is for negligent construction and design of landscaping allegedly based on a violation of a Broward County ordinance regarding plant materials, common law negligence, breach of implied warranty of fitness, and breach of implied warranty of merchantability. Plaintiff seeks a judgment in an unspecified amount and type of damages, attorney's fees and such other relief as the court may deem proper. Defendants have briefed and argued a motion to dismiss. The court has not issued its decision on the motion. Defendants believe they have meritorious defenses and intend to vigorously defend themselves.

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

    32. Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are furnished herewith.

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


                ARVIDA/JMB PARTNERS, L.P.

                BY:   Arvida/JMB Managers, Inc.
                      (The General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: November 15, 2004


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of Arvida/JMB Partners, L.P. by the following person in the capacities and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: November 15, 2004