Form 10-K
period 2004-12-31
ARVIDA JMB PARTNERS L P
filed 2005-03-31
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the Fiscal Year
Ended December 31, 2004                Commission file no. 0-16976


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

                               TABLE OF CONTENTS


                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   4

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   5

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . .   9


PART II

Item 5.      Market for the Registrant's Common Equity,
             Related Security Holder Matters and
             Issuer Purchases of Equity Securities. . . .  10

Item 6.      Selected Financial Data. . . . . . . . . . .  11

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .  13

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .  19

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  20

Item 9.      Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  47

Item 9A.     Controls and Procedures. . . . . . . . . . .  47


PART III

Item 10.     Director and Executive Officers of
             the Registrant . . . . . . . . . . . . . . .  47

Item 11.     Executive Compensation . . . . . . . . . . .  49

Item 12.     Security Ownership of Certain Beneficial
             Owners and Management and Related Security
             Holder Matters . . . . . . . . . . . . . . .  49

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  51

Item 14.     Principal Accountant Fees and Services . . .  53


PART IV

Item 15.     Exhibits, Financial Statement
             Schedules, and Reports on Form 8-K . . . . .  54


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  56

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

     As noted above, under the terms of the Amendment, the General Partner is authorized, in its sole discretion, to complete the liquidation of the Partnership by forming a Liquidating Trust. The trustee or trustees of the Liquidating Trust could be an officer or officers of the General Partner or an affiliate of the General Partner. The remaining Partnership assets would be contributed to the Liquidating Trust subject to all outstanding obligations and liabilities of the Partnership. The General Partner, Associate Limited Partners and Holders of Interests would receive beneficial interests in the Liquidating Trust in proportion to their respective interests in the Partnership. Subsequently, after liquidating any remaining non-cash assets and providing for the payment or satisfaction of all such obligations and liabilities, the trustee(s) of the Liquidating Trust would distribute any remaining proceeds to the General Partner, Associate Limited Partners and Holders of Interests in proportion to their respective interests in the Liquidating Trust.

     Pending the completion of the liquidation, winding up and termination of the Partnership (or if applicable, the Liquidating Trust), it is anticipated that the Partnership (or the Liquidating Trust, as the case may be) will retain a substantial amount of funds in reserve to provide for the payment of, the defense against, or other satisfaction or resolution of obligations, liabilities (including contingent liabilities) and current and possible future claims, including those for possible construction repairs, homeowner warranty claims, completion of work for certain homeowner associations and master associations and pending and possible future litigation and environmental matters. The amount of funds to be retained in reserve for these purposes has not yet been determined. The Partnership currently expects that any available funds in excess of the amount determined to be held in reserve would be distributed during 2005 to the partners and Holders of Interests. That portion, if any, of the funds held in reserve that are not ultimately used to pay, defend or otherwise resolve or satisfy obligations, liabilities or claims would subsequently be distributed to the partners and Holders of Interests as a final liquidating distribution at a later date.

     Prior to the Partnership's orderly liquidation, the assets of the Partnership consisted principally of interests in land developed into master-planned residential communities (the "Communities"), and, to a lesser extent, commercial properties; accounts receivable; construction, brokerage and other support businesses; real estate assets held for investment and certain club and recreational facilities. The Partnership was principally engaged in the development of comprehensively planned resort and primary home Communities containing a diversified product mix designed for the middle and upper income segments of the various markets in which the Partnership operated. The Communities were located primarily throughout the State of Florida, with Communities also located near Atlanta, Georgia and Highlands, North Carolina. In addition, the Partnership, directly or through certain subsidiaries, provided development and management services to the homeowners associations within the Communities.

     The Partnership has completed construction and closed on the sale of all remaining housing units to be built by the Partnership. The Partnership's remaining assets include, in addition to its cash and cash equivalents, tangible personal property including vehicles and furniture, fixtures and equipment used in the Partnership's warranty operations, a receivable, and certain contract rights, including an interest in a joint venture that owns a 2.5 acre commercial parcel in Ocala, Florida. The Partnership expects to sell all of its remaining tangible saleable assets prior to October 31, 2005. However, there can be no assurance that the sale of all assets will take place, if at all, prior to the formation of the Liquidating Trust.

     During 2004, the Partnership had no closings as all housing units were closed as of June 30, 2003. During 2003 the Partnership closed on the sale of 128 townhomes in the Partnership's Weston Community, which were the last remaining housing units to be built by the Partnership. Also during 2003, the Partnership sold The Shoppes of Town Center (the "Shoppes"), a mixed-use retail/office plaza consisting of approximately 158,000 net leasable square feet in Weston, a land parcel adjacent to the Shoppes, two commercial office building units in Weston, a small land parcel in Boca Raton, Florida and two small land parcels located in the City of Weston, Florida, each containing a billboard monument sign. The Partnership has minor holdings in miscellaneous parcels of land that are primarily remnants with little or no market value.

     In 1996 the Partnership obtained, or caused to be obtained, certain permits from the United States Army Corps of Engineers (the "Corps"), the Florida Department of Environmental Protection ("FDEP") and the Broward County Department of Natural Resource Protection ("BCDNRP") in connection with the Partnership's development of approximately 1,166 acres in Increment III of the Weston Community, certain portions of which were environmentally sensitive and had been subject to protection as wetlands. The Partnership was named as a co-permittee along with the Indian Trace Development District (the predecessor to the City of Weston) on the permits issued by the Corps and BCDNRP, with the Indian Trace Development District named as sole permittee on the permit issued by FDEP. In order to obtain these permits, the Partnership developed a plan for mitigation of approximately 1,553 other acres of wetlands. The mitigation plan requires improvement of the function and value of the wetlands, including development of refuge habitat areas, and ongoing maintenance and monitoring of the same. In general, the permits require, among other things, the achievement in each of three consecutive years of specific amounts of wetlands functional value credits in the five parcels included in the mitigation area. Under an agreement entered into with the City of Weston (as the successor to the Indian Trace Development District, the original party to the agreement), in general, the Partnership contributed the land for the mitigation area and has been providing the technical expertise necessary to obtain the permits and implement their conditions to achieve the specified wetlands functional value credits for the mitigation area. Among other things, the City of Weston has agreed to assume perpetual maintenance of the mitigation area when success has been achieved.

     During at least the 18 consecutive months ending in the Fall 2003, the most recent period for which information has been compiled, each of the five parcels in the mitigation area has achieved wetlands functional value credits equal to or in excess of the required amount for such parcel. (During the 12 months (the "Spring 2002 Period") preceding this 18-month period, the five parcels collectively, and most, but not all, of the five parcels individually, achieved wetlands functional value credits equal to or in excess of the required amounts.) The Partnership currently expects that the mitigation area (including each of its parcels) will achieve the requisite wetland functional value credits for the three consecutive years ending in the Spring 2005. In addition, the Partnership is seeking a determination by both the Corps and BCDNRP that any technical shortfall in functional value credits that occurred in the Spring of 2002 does not impair a determination by each agency that the mitigation is in substantial compliance with permit conditions and as such satisfies the requirements of the same so that for the three-year period ending in the Spring of 2004, the permit requirements for the achievement of wetland functional value credits have been successfully completed. In either event, the Partnership expects to seek a termination of its involvement under the permits and the mitigation area through an acknowledgment of the Partnership's release by the Corps and BCDNRP under their respective permits and an acknowledgment by the City of Weston of its responsibility for perpetual maintenance of the mitigation area. The Partnership does not expect that the cost to achieve the remaining wetlands functional value credits and satisfy other requirements under the Corps and BCDNRP permits will be a material expense to the Partnership. However, there is no assurance in regard to the timing of the Partnership's release under the Corps and BCDNRP permits, including whether the mitigation area will achieve the requisite wetlands functional value credits for the three-year period ending in the Spring 2005 (or whether the Partnership will be able to obtain a waiver for the Spring 2002 Period and have the three-year period ending Spring 2004 satisfy the permit requirements). In addition, there is no assurance in regard to the timing or possible expense that may be involved in obtaining an acknowledgment by the City of Weston of its obligation for the perpetual maintenance of the mitigation area.

     Pursuant to a management agreement with the Partnership, through December 31, 1997, Arvida Company ("Arvida"), an affiliate of the General Partner, provided development and management supervisory and advisory services and the personnel therefor to the Partnership for all of its projects and operations, subject, in each case, to the overall control of the General Partner on behalf of the Partnership. Arvida entered into a sub-management agreement with St. Joe/Arvida Company, LP (now known as St. Joe Towns & Resorts, LP - "Towns & Resorts LP"), effective January 1, 1998, whereby Towns & Resorts LP provides (and is reimbursed for) a substantial portion of the development and management supervisory and advisory services

(and personnel with respect thereto) to the Partnership that Arvida would have otherwise provided pursuant to its management agreement with the Partnership. Effective January 1, 1998, Towns & Resorts LP employed most of the same personnel previously employed by Arvida, and the services provided to the Partnership pursuant to the sub-management agreement generally have been provided by the same personnel. Affiliates of JMB Realty Corporation owned a minority interest in Towns & Resorts LP until July 2003, when they sold their minority interest to an affiliate of the St. Joe Company. The St. Joe Company beneficially owns 26.3% of the outstanding Interests. Such sale did not involve the sale of any assets of the Partnership, the sale of the General Partner's interest in the Partnership, nor a change in the submanagement agreement for the services provided to the Partnership by Towns & Resorts LP.

     At March 1, 2005, the Partnership had 5 employees as compared to 7 employees at March 1, 2004. The reduction in employees is consistent with the orderly liquidation of the Partnership's remaining assets currently in process. Although the number of employees has been decreasing, the Partnership has found it necessary to enter into retention agreements with remaining employees and consulting arrangements with former employees that have offset, in part, the savings the Partnership has realized from the reduction in force.

     The Partnership currently owns no patents, trademarks, licenses or franchises other than those trademarks and tradenames in respect of the names of certain of its Communities. The Arvida name and the service marks with respect to the Arvida name were owned by Arvida, subject to the Partnership's non-exclusive right to use the Arvida name and service marks under a license agreement with Arvida (and subject to the non-exclusive rights of certain third parties to the use of the name). Towns & Resorts LP owns the Arvida name and service marks with respect to the Arvida name. The Partnership has a license agreement with Towns & Resorts LP to use the Arvida name.

     The terms of transactions between the Partnership and the General Partner and its affiliates are set forth in Items 11 and 13 filed with this annual report to which reference is hereby made for a description of such terms and transactions.


ITEM 2.  PROPERTIES

     The Partnership has completed construction and closed on the sale of all remaining housing units to be built by the Partnership and has sold or otherwise disposed of virtually all of its other real estate assets. Through a joint venture, the Partnership owns a 2.5 acre commercial parcel in Ocala Florida. A visitor information center is located on the property, which is leased to an unaffiliated third party. The Partnership is currently in discussions to sell its ownership interest in this joint venture to its joint venture partner. However, no definitive agreement has been reached and there can be no assurance this sale will take place.

ITEM 3.  LEGAL PROCEEDINGS

     The Partnership was named a defendant in a purported class action entitled Lakes of the Meadow Village Homes Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight and Nine Maintenance Associations, Inc., v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida ("Lakes of the Meadow" litigation). In the lawsuit, plaintiffs sought unspecified damages, attorneys' fees and costs, recission of specified releases, and all other relief that plaintiffs might be entitled to at equity or at law on behalf of the 460 building units they allegedly represented for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs alleged that Walt Disney World Company was responsible for liabilities that might arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership was potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs alleged breach of building codes and breach of implied warranties. The Partnership tendered this matter to The Walt Disney Company (n/k/a Disney Enterprises, Inc., "Disney") pursuant to the Partnership's indemnification rights and filed a third-party complaint against it pursuant to the Partnership's rights of contractual indemnity. The Partnership also answered the amended complaint and filed a cross-claim against Disney's affiliate, Walt Disney World Company, for common law indemnity and contribution. The Partnership completed settlements in this case with the condominium associations and their members during the second quarter of 2004.

     The Partnership continues to pursue claims for indemnity or contribution against Disney or its affiliates in connection with the Lakes of the Meadows Condominium units that were constructed in whole or in part prior to September 10, 1987 (the date that the Partnership acquired the assets of Arvida Corporation from Disney) but were sold by the Partnership on or after that date. The Partnership's claims for indemnity and contribution have been severed for separate proceedings and trial from the remaining case-in-chief in the Lakes of the Meadow litigation. No discovery cutoff or trial date has been set for these claims.

     The Partnership sought payment or reimbursement of the foregoing settlement amounts from U.S. Fire and an excess insurance carrier, The Home Insurance Company, that is in liquidation proceedings in a four count complaint filed in Illinois, Arvida/JMB Managers, Inc. on behalf of Arvida/JMB Partners, L.P. v. United States Fire Insurance Company, et al in the Circuit Court of Cook County, Illinois, Chancery Division, 02 CH 21001 ("Illinois insurance action"). On December 10, 2004, the Partnership and one of its insurance carriers, U.S. Fire, entered into an agreement (the "Settlement Agreement") to settle their respective claims against each other relating to insurance coverage under a policy of insurance for the period from June 1, 1992 to June 1, 1993 (the "Policy"). The dispute between the Partnership and U.S. Fire concerned whether the Policy covered third-party claims asserted against the Partnership in the Lakes of the Meadow Village matter discussed above and claims asserted against the Partnership in an insurance subrogation lawsuit involving certain homes in the Country Walk Community (the "Juarez action") discussed hereinafter.
The Partnership settled the claims asserted against it in the Lakes of the Meadow matter earlier this year, while the claims asserted in the Juarez action continue in litigation.

     Pursuant to the terms of the Settlement Agreement in December 2004, U.S. Fire paid the Partnership the settlement amount and the Partnership dismissed with prejudice U.S. Fire from the Partnership's Illinois insurance action seeking, among other things, to hold U.S. Fire liable under the Policy for claims the Partnership paid relating to the Lakes of the Meadow Village Homes. U.S. Fire has represented to the Partnership that upon its payment of the settlement amount, U.S. Fire had exhausted the products/completed operations aggregate limit of coverage under the Policy.

In addition, the Partnership and U.S. Fire released each other for all past, present and future claims, whether currently known or unknown, that arise out of or relate in any way to (i) Hurricane Andrew, which struck Miami-Dade County, Florida on August 24, 1992, and the Policy, and (ii) insurance coverage under the products/completed operations coverage of the Policy. U.S. Fire also released any claim for subrogation that it might have for amounts it has paid or will pay under the Policy and the Settlement Agreement. The Settlement Agreement supercedes prior discussions and understandings, both written and oral, between the parties in regard to their respective claims arising out of or relating to Hurricane Andrew under the Policy and the discharge and release of the products/completed operations aggregate limit of the Policy, including without limitation, all positions taken by U.S. Fire in respect of its reservations of rights in regard to such claims and all positions taken by the Partnership in regard to such claims. As a result, the settlement clarifies that the Partnership has no obligation to reimburse U.S. Fire for any amount that U.S. Fire previously paid for settlements of various lawsuits arising out of or relating to Hurricane Andrew. As part of the settlement, the Illinois action against U.S. Fire was dismissed on December 29, 2004. The U.S. Fire settlement amount is recorded as a reimbursement of cost of revenues in the accompanying consolidated statement of operations resulting in an overall negative cost of revenues because the original Lakes of the Meadows Settlement was recorded as a charge to cost of revenues.

     The Partnership is a defendant in an insurance subrogation matter. On or about May 10, 1996, a subrogation claim entitled Juarez v. Arvida Corporation et al., Case No. 96-09372 CA13 was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). In this suit, plaintiffs seek to recover damages, pre-and post-judgment interest, costs and any other relief the court may deem just and proper in connection with $3,200,000 American Reliance allegedly paid on specified claims at Country Walk in the wake of Hurricane Andrew. The Walt Disney Company (n/k/a Disney Enterprises, Inc., "Disney") is also a defendant in this suit. The Partnership filed a motion to dismiss this action that has been pending since 1996. The Partnership is advised that the amount of this claim (including prejudgment interest) that allegedly relates to units it sold is a range of approximately $360,000 to $800,000. As a result of, among other things, the settlement agreement with U.S. Fire discussed in Item 3, the Partnership has assumed the cost of defense and any obligations created by judgment or otherwise arising in connection with this matter. The Partnership believes that a material loss for the Partnership as a result of this lawsuit is remote. The accompanying consolidated financial statements do not reflect any accruals related to this matter.

     The Partnership, the General Partner and certain related parties as well as other unrelated parties have been named defendants in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al., Case No. 03-10709 CACE 12, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was originally filed on or about June 20, 2003, plaintiffs purport to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston, which has approximately 150 homes. On
September 20, 2004, plaintiffs filed a twelve count amended complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiffs complain, among other things, that the homes were not built of high quality and adequate construction, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation thereof were improper, and that the homes suffer from improper shutter storm protection systems. The amended complaint was dismissed pursuant to the Partnership's motion to dismiss and the plaintiffs were given the right to file a further amended complaint. The Partnership will file an appropriate response to the further amended complaint, when filed. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. Due to, among other things, the early stage of the litigation, the Partnership is not able to determine what, if any, loss exposure that it may have for this matter, and the accompanying consolidated financial statements do not reflect any accruals related to this matter. This case has been tendered to one of the Partnership's insurance carriers, Zurich American Insurance Company (together with its affiliates collectively, "Zurich"), for defense and indemnity. Zurich is providing a defense of this matter under a purported reservation of rights. The Partnership has also engaged other counsel in connection with this lawsuit. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurance.

     The following three lawsuits in large part allegedly arise out of landscaping issues at certain subdivisions in the Weston Community. These lawsuits are collectively referred to as the "landscape cases."

     A case, The Ridges Maintenance Association, Inc. v. Arvida/JMB Partners, et al., Case No. 03-10189 (05) (the "Ridges Case"), was filed on or about June 6, 2003 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The defendants in this action include Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida Management Limited Partnership, CCL Consultants, Inc. ("CCL"), Bamboo Hammock Nursery, Inc. ("Bamboo Hammock"), and Lagasse Pool Construction, Co. ("Lagasse"). Plaintiff is alleged to be a homeowners' association representing the owners of approximately 1,500 homes and extensive common areas in the Ridges subdivision in Weston. In the six-count amended complaint that was filed on September 20, 2004, plaintiff seeks unspecified compensatory damages, prejudgment interest, court costs and such other and further relief as the court might deem just and proper. In Count I, plaintiff seeks damages from the Arvida defendants for alleged negligent design, construction and/or maintenance of the landscaping and common elements that allegedly resulted in defects of the landscaping, sidewalks, irrigation systems, and community pool. With respect to the landscaping claims, the plaintiff alleges that it evaluated the condition of the common areas after the turnover of the community in January 2000 and discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, improper planting of inferior quality/grade of landscaping contrary to controlling government codes, shallow planting of landscaping, landscape planting in inappropriate areas, and the planting of landscaping that would uproot sidewalks. In Count II, plaintiff seeks damages from CCL, the alleged civil engineer for the community, in connection with the alleged negligent design, construction or maintenance of the common areas and elements. In Count III, plaintiff seeks damages from Bamboo Hammock, the alleged landscape engineer, architect, supplier, installer and/or designer, in connection with alleged defects in the landscaping resulting in damage to, among other things, the landscaping and sidewalks. In Count IV, plaintiff seeks damages from Lagasse for alleged defects in the community pool. In Count V, plaintiff seeks damages from Arvida/JMB Partners, a general partnership in which the Partnership owns a 99.9% interest, and Arvida/JMB Managers, Inc., the General Partner of the Partnership, seeking to hold these entities vicariously responsible for the acts of CCL, Bamboo Hammock, and/or Lagasse. In Count VI, plaintiff seeks damages from the Arvida/JMB Partners and Arvida/JMB Managers, Inc. for various breaches of fiduciary duty. In this count, plaintiff alleges that prior to the turnover of the community, these defendants engaged in acts that amounted to a breach of fiduciary duty to plaintiff in that they, among other things, (i) allegedly improperly executed an amendment to the declarations of covenant for their sole benefit and to the financial detriment of the plaintiff; (ii) allegedly engaged in acts that constituted a conflict of interest; (iii) allegedly failed to maintain appropriate care, custody and control over the financial affairs of the homeowners' association by failing to pay for common expenses; (iv) allegedly improperly transferred funds by and between plaintiff and a non-party, The Town Foundation, Inc., which transfers allegedly amounted to a violation of these defendants' obligations to fund operating deficits and a breach of fiduciary duty; and (v) allegedly transferred funds by and between various entities under their common control in violation of Florida statute and their fiduciary duty to plaintiff. The Arvida defendants' motion to dismiss or in the alternative for a more definite statement was denied with the exception of defendants' motion to dismiss Count V which is still pending without ruling. The Arvida defendants filed their answers to all relevant counts except Count V on March 9, 2005. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

                                PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES


     As of January 1, 2005, there were 16,442 record holders of the 404,000 Interests outstanding in the Partnership. There is no public market for Interests, and it is not anticipated that a public market for Interests will develop. Consequently, a Holder may not be able to readily sell his Interests and may not be able to obtain a price that reflects the full value of the underlying assets. Upon request, the General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. However, there are restrictions governing the transferability of these Interests set forth in the Partnership Agreement and the Assignment Agreement. In addition, no transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the General Partner has been received by the General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Profits or losses of the Partnership for a calendar year in which a transfer occurs will, to the extent permitted by law, be allocated between the transferor and the transferee based upon the number of quarterly periods for which each was recognized as the Holder of the Interests, without regard to the results of the Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Cash distributions to a Holder of Interests will be distributed to the person recognized as the Holder of the Interests as of the last day of the quarterly period preceding the quarter in which such distribution is made.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                DECEMBER 31, 2004, 2003, 2002, 2001 AND 2000

                     (NOT COVERED BY INDEPENDENT REGISTERED PUBLIC ACCOUNTANT'S REPORT)
                              2004 (a)      2003 (a)      2002 (a)       2001          2000
                           ------------   -----------   -----------   -----------   -----------

Total revenues (b). . . .  $    187,150    24,166,070   237,667,266   440,812,139   382,458,842
                           ============   ===========   ===========   ===========   ===========

Net operating income
  (loss). . . . . . . . .  $  2,205,798    (4,903,313)   40,966,602    96,299,872    59,777,924
                           ============   ===========   ===========   ===========   ===========

Net income from opera-
  tions of assets held
  for sale (b). . . . . .  $      --          361,487     3,257,499     2,222,409     1,400,675
                           ============   ===========   ===========   ===========   ===========

Gain on sale of assets
  held for sale (b) . . .  $      --        2,907,485     7,677,182         --            --
                           ============   ===========   ===========   ===========   ===========

Extraordinary item:
 Gain on extinguishment
   of debt. . . . . . . .  $      --            --            --            --        6,205,044
                           ============   ===========   ===========   ===========   ===========
Equity in (losses)
 earnings of uncon-
 solidated ventures . . .  $    (37,307)       20,545       329,509       317,607       275,580
                           ============   ===========   ===========   ===========   ===========
Net income (loss) . . . .  $  2,700,274      (696,556)   53,743,428   101,489,429    70,031,711
                           ============   ===========   ===========   ===========   ===========
Net income (loss)
 per Interest (c) . . . .  $       6.62         (1.69)        90.07        217.86        142.13
                           ============   ===========   ===========   ===========   ===========
Total assets (d). . . . .  $ 58,591,103    67,744,573   138,074,785   272,939,543   276,955,390
                           ============   ===========   ===========   ===========   ===========
Total liabilities (d) . .  $  5,415,668    17,269,412    42,014,179    62,289,031    77,988,040
                           ============   ===========   ===========   ===========   ===========
Cash distributions per
 Interest (e) . . . . . .  $      --           100.00        375.00        200.06        144.76
                           ============   ===========   ===========   ===========   ===========





     The above selected consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

    (a) In accordance with the Partnership Agreement, in October 1997 the Board of Directors of the General Partner approved a resolution to commence an orderly liquidation of the Partnership's remaining assets, and since then the Partnership (including various of its joint ventures and subsidiaries) has sold a substantial amount of assets in an effort to liquidate the Partnership. As a result of the orderly liquidation of its assets, the financial information data for 2004, 2003 and 2002 is not comparable to that for the previous years of the Partnership.

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

    (c) The net income (loss) per Interest is based upon the average number of Interests outstanding during each period and the allocation of profits and losses between the General Partner and the Associate Limited Partners, collectively, and the Holders of Interests. Reference is made to "Partnership Records" under Note 1 and to Note 11 for a discussion of the allocation of profits and losses between the General Partner and the Associate Limited Partners, collectively, and the Holders of Interests for Federal income tax purposes and generally accepted accounting principles.

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

Any forward-looking statements made in this report are based upon the Partnership's understanding of facts and circumstances as they exist on the date of this report, and therefore such statements speak only as of that date. In addition, the forward-looking statements contained in this report are subject to risks, uncertainties and other factors that may cause the actual events or circumstances, or the results or performances of the Partnership, to be materially different from those estimated or expected, expressly or implicitly, in the forward-looking statements. In particular, but without limitation, the accuracy of statements concerning possible future distributions to the Holders of Interests or the timing, proceeds or costs associated with completion of a liquidation, winding up and termination may be adversely affected by, among other things, various factors discussed below.

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

     In addition, under the terms of the Amendment, the General Partner is authorized in its sole discretion, to complete the liquidation of the Partnership by forming a Liquidating Trust. The remaining Partnership assets would be contributed to the Liquidating Trust subject to all outstanding obligations and liabilities of the Partnership. Subsequently, after liquidating any remaining non-cash assets and providing for the payment or satisfaction of all such obligations and liabilities, the trustee(s) of the Liquidating Trust would distribute any remaining proceeds to the General Partner, Associate Limited Partners and Holders of Interests in proportion to their respective interests in the Liquidating Trust. The General Partner currently anticipates that a Liquidating Trust will be formed by October 31, 2005.

     Pending the completion of the liquidation, winding up and termination of the Partnership (or if applicable, the Liquidating Trust), it is anticipated that the Partnership (or the Liquidating Trust, as the case may be) will retain a substantial amount of funds in reserve to provide for the payment of, the defense against, or other satisfaction or resolution of obligations, liabilities (including contingent liabilities) and current and possible future claims, including those for possible construction repairs, homeowner warranty claims, completion of work for certain homeowner associations and master associations and pending and possible future litigation and environmental matters. The amount of funds to be retained in reserve for these purposes has not yet been determined. However, the Partnership intends to take a cautious approach in determining the amount of funds to be retained in reserve since it is not possible to estimate with preciseness the amount of time or money that it will take to effect the Partnership's (or, if applicable, the Liquidating Trust's) liquidation, winding up and termination. The Partnership expects that any trustee appointed to manage the Liquidating Trust would take a similarly cautious approach. The Partnership currently expects that any available funds in excess of the amount determined to be held in reserve would be distributed during 2005 to the partners and Holders of Interests. That portion, if any, of the funds held in reserve that are not ultimately used to pay, defend or otherwise resolve or satisfy obligations, liabilities or claims would subsequently be distributed to the partners and Holders of Interests as a final liquidating distribution at a later date.

     Various factors may affect the timing of completing the liquidation, winding up and termination of the Partnership (and, if applicable, the Liquidating Trust) and the amount of a final liquidating distribution of funds, if any, out of those retained in reserve. These factors include the time and expense to resolve all obligations, liabilities and claims, including contingent liabilities and claims that are not yet asserted but may be made in the future. Among other things, contingencies (including, without limitation, contingencies relating to potential homeowner warranty or other homeowner or homeowners' association claims), delays in resolving pending or threatened litigation or other asserted claims, delays in satisfying conditions or obligations under permits obtained by the Partnership, including those for mitigation for the Weston Increment III area, a delay in obtaining an acknowledgement from the City of Weston of its responsibility for maintenance of the Weston Increment III mitigation area, currently unasserted claims that arise in the future and other factors could require increases in reserves and a reduction in future distributions to Holders of Interests and could extend the time, and significantly increase the cost, to complete the liquidation, winding up and termination.

     At December 31, 2004, 2003 and 2002, the Partnership had unrestricted cash and cash equivalents of approximately $37,591,000, $65,450,000 and $88,969,000, respectively. The Partnership also had approximately $19,968,000 in marketable securities at December 31, 2004. At February 28, 2005, the Partnership had unrestricted cash and cash equivalents of approximately $4,328,000. The decrease in cash and cash equivalents from December 31, 2004 to February 28, 2005 is primarily due to the acquisition of additional marketable securities and a distribution made in January for approximately $11,222,000. The Partnership had approximately $41,737,000 in marketable securities at February 28, 2005. The source of both short-term and long-term future liquidity is expected to be derived from cash on hand and marketable securities since the Partnership has no continuing business operations.

     At December 31, 2004, the Partnership was contingently liable under certain performance bonds for approximately $2,949,000. At February 28, 2005, prior to the date of this report, approximately $550,000 of such performance bonds were released and returned to the Partnership. The Partnership has substantially completed the work for which the remaining performance bonds have been posted and expects these bonds to be released and returned.

     As of January 1, 2004, the Partnership assigned its rights and obligations in the Boca Raton, Florida office lease to Towns & Resorts LP. The total contractual obligations without the office space is $29,024, all of which is due within the next 12 months. Reference is made to note 7 of the financial statements for further discussion of the relationship between the Partnership and Towns & Resorts LP.

     The Partnership has completed construction and closed on the sale of all remaining housing units to be built by the Partnership. The Partnership's remaining assets include, in addition to its cash and cash equivalents, marketable securities, tangible personal property including vehicles and furniture, fixtures and equipment used in the Partnership's warranty operations, a receivable, and certain contract rights, including an interest in a joint venture that owns a 2.5 acre parcel in Ocala, Florida. The Partnership expects to sell all of its remaining tangible saleable assets prior to October 31, 2005, however, there can be no assurance these assets will be sold.

     During January 2005, the Partnership made a distribution of $10,099,875 to its Holders of Interests ($25 per Interest) and $1,122,208 to its General Partner and Associate Limited Partners, collectively.
During December 2003, the Partnership made a distribution of $20,200,000 to its Holder of Interest ($50 per Interest) and $2,244,444 to its General Partner and Associate Limited Partners, collectively. During February 2003, the Partnership made a distribution for 2002 of $20,200,000 to its Holders of Interest ($50 per Interest) and $2,244,444 to its General Partner and Associate Limited Partners, collectively. During 2002, the Partnership made aggregate distributions of approximately $151,500,000 to its Holders of Interests (approximately $375 per Interest) and approximately $16,833,000 to the General Partner and Associate Limited Partners, collectively.

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

     In December 2002, the Partnership, through certain consolidated entities, closed on the sale of the Ocala Parcel and on the sale of the Waterways II Parcel. The gross sale price of the Ocala Parcel was $1,400,000. Net cash proceeds received from the sale, after prorations and closing costs totaled approximately $1,266,000. The sale resulted in a loss of approximately $380,000 for financial reporting purposes and a loss of approximately $2,610,000 for Federal income tax purposes. The Partnership was constructing a shopping center on the Waterways II Parcel at the time of its sale which had not been completed. Under the terms of the agreement, the seller, assigned to the buyer the seller's rights and obligations under the construction contract and the plans and specifications for construction, as well as an agreement for parking. The gross sale price of the Waterways II Parcel was $5,151,000. Net cash proceeds received from the sale, after prorations and closing costs totaled approximately $4,588,000. The sale resulted in a gain of approximately $1,170,000 for financial reporting and Federal income tax purposes.

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

RESULTS OF OPERATIONS

     The results of operations for the years ended December 31, 2004, 2003 and 2002 are primarily attributable to the development and sale or operation of the Partnership's assets during its continuing orderly liquidation. See Note 1 for a discussion regarding the recognition of profit from sales of real estate.

     For the year ended December 31, 2004, the Partnership (including its consolidated ventures and its unconsolidated ventures accounted for under the equity method) had no closings as all housing units were closed as of June 30, 2003. This compares to closings in 2003 of 128 housing units, the sale of the Shoppes (the Town Center Parcel) a land parcel in Boca Raton, two commercial office building units in Weston, and two small land parcels in Weston each containing a billboard monument, and closings in 2002 consisted of 812 housing units, two commercial office building units, a land parcel in Ocala (the Ocala Parcel), a commercial parcel in Weston, and the Country Club.

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

     Cost of revenues pertaining to the Partnership's housing sales reflect the cost of the acquired assets as well as net development and construction expenditures, certain capitalized overhead costs, capitalized interest, real estate taxes and marketing, as well as disposition costs. The costs related to the Partnership's homesite sales reflect the cost of the acquired assets, related development expenditures, certain capitalized overhead costs, capitalized interest and real estate taxes, as well as disposition costs. Land and property costs reflect the cost of the acquired assets, certain development and construction costs and related disposition costs.

     There was no housing revenue during 2004. The gross operating profit margin for 2004 is due in part to the settlement of the claim relating to insurance coverage in a lawsuit involving the Lakes of the Meadows. This is partially offset by increased costs due to changes in the Partnership's estimated warranty cost. Housing revenues and gross operating profit margin decreased for 2003 as compared to 2002 due to the significant decrease in the number of units closed in the Partnership's Weston Community, a change in the estimate for future warranty costs, additional costing of construction overheads incurred which exceeded previously used estimates and a change in the mix of product sold. Revenues generated from the closings of units in Weston account for all of the housing revenues recognized for the years ended December 31, 2003 and 2002, respectively.

     Brokerage and other operations primarily represents activity from the sale of unaffiliated third-party builders' homes within the Partnership's communities, fees earned from the Partnership's mortgage brokerage operations within the Weston Community, proceeds from the Partnership's property management activities, and fees earned from various management agreements with joint ventures. Revenues from brokerage and other operations decreased in 2004 as compared to 2003 due to no brokerage commissions being earned from the Partnership's mortgage brokerage operations in 2004 as there were no unit closings in 2004. The brokerage and other operations revenue for 2004 is due primarily to the receipt of a payment for the release of a deed restriction. Revenues from brokerage and other operations decreased in 2003 as compared to 2002 due primarily to a decrease in brokerage commissions earned in Weston resulting from a reduced number of units closed by third party builders within the Community and a decrease in fees earned from the Partnership's mortgage brokerage operations due to a decrease in the number of housing units closed.

     Selling, general and administrative expenses include all marketing costs, with the exception of those costs capitalized in conjunction with the construction of housing units, as well as project and general administrative costs. These expenses are net of the marketing fees received from third party builders. Selling, general and administrative expenses decreased for 2004 as compared with 2003 and 2002 due primarily to decreased marketing, project administration and support service costs resulting from the end of the Partnership's continuing business operations.

     Interest income decreased for 2004 as compared to 2003 and 2002 due primarily to a decrease in cash available for investment.

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

     Gain on sale of assets held for sale during 2003 included the gains recognized from the sales of the Town Center Parcel, the Shoppes, two small land parcels in Weston, each containing a billboard monument, and a land parcel in Boca Raton, partially offset by a loss on the sale of two commercial office building units in Weston. Gain on sale of assets held for sale during 2002 included the Country Club in Weston and the Waterways II Parcel, partially offset by a loss on the sale of the Ocala Parcel.

     Net Income from operations of assets held for sale decreased in 2003 as compared to 2002 primarily due to the sale of the Shoppes during February 2003 and the sale of the Country Club in October 2002.

INFLATION

     The relatively low rates of inflation in recent years generally have not had a material effect on the Community development business and inflation in future periods is not likely to adversely affect the Partnership since its assets consist primarily of cash and cash equivalents and marketable securities.

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



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's only market rate exposure is interest rate risk related to our marketable securities.

     The Partnership is adverse to principal loss and to ensure the safety of principal, has invested only in U.S. Government obligations.

     The Partnership intends to hold these obligations to maturity, and therefore, classifies those investments as Held-to-maturity securities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                                 INDEX


Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended
  December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Partners' Capital Accounts for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended
  December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements


SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or immaterial, or the information is presented in the consolidated financial statements or related notes.

                               REPORT OF
             INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Partners
ARVIDA/JMB PARTNERS, L.P.

     We have audited the accompanying consolidated balance sheets of Arvida/JMB Partners, L.P. and Consolidated Ventures (the "Partnership"), as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in partners' capital accounts, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arvida/JMB Partners, L.P. and Consolidated Ventures at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.





                                    /s/ Ernst & Young LLP
                                    Certified Public Accountants




Miami, Florida
February 18, 2005, except for note 8, paragraph 11
as to which the date is March 9, 2005

                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                         CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 2004 AND 2003

                                                   ASSETS
                                                   ------
                                                                            2004              2003
                                                                        ------------      -----------
Cash and cash equivalents (note 3). . . . . . . . . . . . . . . . . .   $ 37,590,586      $65,450,117
Restricted cash (notes 1 and 3) . . . . . . . . . . . . . . . . . . .        718,633        1,126,317
Marketable securities (note 4). . . . . . . . . . . . . . . . . . . .     19,968,034            --
Trade and other accounts receivable . . . . . . . . . . . . . . . . .          5,074          295,469
Property and equipment, net (notes 5 and 12). . . . . . . . . . . . .         11,528          144,916
Investments in and advances to joint ventures, net (note 6) . . . . .        164,325          182,437
Amounts due from affiliates, net (note 7) . . . . . . . . . . . . . .          --             308,613
Prepaid expenses and other assets . . . . . . . . . . . . . . . . . .        132,923          236,704
                                                                        ------------      -----------
          Total assets. . . . . . . . . . . . . . . . . . . . . . . .   $ 58,591,103      $67,744,573
                                                                        ============      ===========





                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES
                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                                 ------------------------------------------

                                                                            2004              2003
                                                                        ------------      -----------
Liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .   $     97,960      $    27,265
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . .          5,372            --
  Accrued expenses and other liabilities. . . . . . . . . . . . . . .      5,312,336       17,242,147
                                                                        ------------      -----------
Commitments and contingencies (note 8)

          Total liabilities . . . . . . . . . . . . . . . . . . . . .      5,415,668       17,269,412
                                                                        ------------      -----------
Partners' capital accounts (note 11)
  General Partner and Associate Limited Partners:
     Capital contributions. . . . . . . . . . . . . . . . . . . . . .         20,000           20,000
     Cumulative net income. . . . . . . . . . . . . . . . . . . . . .    103,595,430      103,568,427
     Cumulative cash distributions. . . . . . . . . . . . . . . . . .    (97,244,327)     (97,244,327)
                                                                        ------------      -----------
                                                                           6,371,103        6,344,100
                                                                        ------------      -----------
  Holders of Interests (404,000 Interests):
    Initial Holder of Interests:
     Capital contributions, net of offering costs . . . . . . . . . .    364,841,815      364,841,815
     Cumulative net income. . . . . . . . . . . . . . . . . . . . . .    381,913,554      379,240,283
     Cumulative cash distributions. . . . . . . . . . . . . . . . . .   (699,951,037)    (699,951,037)
                                                                        ------------      -----------
                                                                          46,804,332       44,131,061
                                                                        ------------      -----------
          Total partners' capital accounts  . . . . . . . . . . . . .     53,175,435       50,475,161
                                                                        ------------      -----------
          Total liabilities and partners' capital accounts. . . . . .   $ 58,591,103      $67,744,573
                                                                        ============      ===========







           The accompanying notes are an integral part of these consolidated financial statements.

                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)

                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                            FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                           2004             2003            2002
                                                       ------------     ------------    ------------
Revenues:
  Housing . . . . . . . . . . . . . . . . . . . . .    $      --        $ 23,417,982    $235,479,988
  Brokerage and other operations. . . . . . . . . .         187,150          748,088       2,187,278
                                                       ------------     ------------    ------------

          Total revenues. . . . . . . . . . . . . .         187,150       24,166,070     237,667,266
                                                       ------------     ------------    ------------

Cost of revenues:
  Housing . . . . . . . . . . . . . . . . . . . . .      (4,661,870)      22,244,171     181,246,934
  Land and property . . . . . . . . . . . . . . . .           --               --            148,403
  Operating properties. . . . . . . . . . . . . . .         115,000            --             74,069
  Brokerage and other operations. . . . . . . . . .          49,689          413,936       1,839,912
                                                       ------------     ------------    ------------

          Total cost of revenues. . . . . . . . . .      (4,497,181)      22,658,107     183,309,318
                                                       ------------     ------------    ------------

Gross operating profit. . . . . . . . . . . . . . .       4,684,331        1,507,963      54,357,948

Selling, general and administrative expenses. . . .      (2,478,533)      (5,887,555)    (13,391,346)
Asset impairment (note 12). . . . . . . . . . . . .           --            (523,721)          --
                                                       ------------     ------------    ------------
          Net operating income (loss) . . . . . . .       2,205,798       (4,903,313)     40,966,602









                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)

                                          AND CONSOLIDATED VENTURES
                              CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED

                                                           2004             2003            2002
                                                       ------------     ------------    ------------

Interest income . . . . . . . . . . . . . . . . . .         634,743          783,070       1,618,562
Equity in (losses) earnings of unconsolidated
  ventures (notes 1 and 6). . . . . . . . . . . . .         (37,307)          20,545         329,509
Interest and real estate taxes, net of amounts
  capitalized (note 1). . . . . . . . . . . . . . .        (102,960)         134,170        (105,926)
                                                       ------------     ------------    ------------
Net income (loss) from continuing operations. . . .       2,700,274       (3,965,528)     42,808,747
Discontinued operations:
  Gain on sale of assets held for sale
    (note 2). . . . . . . . . . . . . . . . . . . .           --           2,907,485       7,677,182
  Net income from operations of assets held
    for sale. . . . . . . . . . . . . . . . . . . .           --             361,487       3,257,499
                                                       ------------     ------------    ------------
          Net income (loss) . . . . . . . . . . . .    $  2,700,274     $   (696,556)   $ 53,743,428
                                                       ============     ============    ============
          Allocation of net income (loss):
            General Partner and
              Associate Limited Partners. . . . . .    $     27,003          (13,931)     17,355,556
            Limited Partners. . . . . . . . . . . .       2,673,271         (682,625)     36,387,872
                                                       ------------     ------------    ------------
              Total . . . . . . . . . . . . . . . .    $  2,700,274     $   (696,556)   $ 53,743,428
                                                       ============     ============    ============
          Net income (loss) from continuing
            operations per Limited Partner
            Interest. . . . . . . . . . . . . . . .     $      6.62     $      (9.62)   $      64.01
          Discontinued operations per Limited
           Partnership Interest:
            Net income from operations of assets
              held for sale . . . . . . . . . . . .           --                 .88            7.98
           Gain on sale of assets held for sale . .           --                7.05           18.08
                                                       ------------     ------------    ------------
          Net income (loss) per Limited
            Partner Interest. . . . . . . . . . . .    $       6.62     $      (1.69)   $      90.07
                                                       ============     ============    ============
          Cash distribution per Limited
            Partner Interest. . . . . . . . . . . .    $      --        $     100.00    $     375.00
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

                                            ARVIDA/JMB PARTNERS, L.P.
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURES

                        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS
                              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

         GENERAL PARTNER AND ASSOCIATE LIMITED PARTNERS         HOLDERS OF INTERESTS (404,000 INTERESTS)
      ----------------------------------------------------------------------------------------------------------
                      NET                                                  NET
         CONTRIBU-   INCOME                                               INCOME
          TIONS      (LOSS)    DISTRIBUTIONS    TOTAL    CONTRIBUTIONS    (LOSS)    DISTRIBUTIONS     TOTAL
         --------- ----------- ------------- ----------- -------------  ----------  -------------  -----------
Balance
 Decem-
 ber 31,
 2001 . . .$20,000$ 86,226,802 $(75,922,104) $10,324,698 $364,841,815 $343,535,036 $(508,051,037) $200,325,814

2002 act-
 ivity
 (note 11). --      17,355,556  (16,833,334)     522,222        --      36,387,872  (151,500,000) (115,112,128)
          ------- ------------  -----------   ---------- ------------  -----------  ------------  ------------
Balance
 Decem-
 ber 31,
 2002 . . .20,000  103,582,358  (92,755,438)  10,846,920  364,841,815  379,922,908  (659,551,037)   85,213,686

2003 act-
 ivity
 (note 11). --         (13,931)  (4,488,889)  (4,502,820)       --        (682,625)  (40,400,000)  (41,082,625)
          ------- ------------  -----------   ---------- ------------  -----------  ------------  ------------
Balance
 Decem-
 ber 31,
 2003 . . .20,000  103,568,427  (97,244,327)   6,344,100  364,841,815  379,240,283  (699,951,037)   44,131,061

2004 act-
 ivity
 (note 11). --          27,003        --          27,003        --       2,673,271         --        2,673,271
          ------- ------------  -----------   ---------- ------------  -----------  ------------  ------------
Balance
 Decem-
 ber 31,
 2004 . . .$20,000$103,595,430 $(97,244,327)  $6,371,103 $364,841,815 $381,913,554 $(699,951,037) $ 46,804,332
          ======= ============ ============   ========== ============ ============ =============  ============

             The accompanying notes are an integral part of these consolidated financial statements.

                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                            FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                              2004           2003            2002
                                                          ------------   ------------   ------------
Operating activities:
  Net income (loss) from continuing operations. . . . .   $  2,700,274   $ (3,965,528)  $ 42,808,747
  Charges (credits) to net income not requiring
   (providing) cash:
    Depreciation and amortization . . . . . . . . . . .         15,890        538,377      1,429,254
    Amortization of discount on marketable
      securities. . . . . . . . . . . . . . . . . . . .       (110,060)         --             --
    Equity in losses (earnings) of unconsolidated
      ventures. . . . . . . . . . . . . . . . . . . . .         37,307        (20,545)      (329,509)
    Provision for doubtful accounts . . . . . . . . . .          --             --            60,360
    Asset impairment (note 12). . . . . . . . . . . . .          --           523,721          --
  Changes in:
    Restricted cash . . . . . . . . . . . . . . . . . .        407,684      2,925,380      9,296,104
    Trade and other accounts receivable . . . . . . . .        290,395        327,706      1,427,177
    Real estate inventories:
      Additions to real estate inventories. . . . . . .          --       (13,577,125)  (118,261,732)
      Cost of revenues. . . . . . . . . . . . . . . . .          --        21,764,497    188,368,048
      Capitalized interest. . . . . . . . . . . . . . .          --           (84,676)      (582,281)
      Capitalized real estate taxes . . . . . . . . . .          --             --        (1,498,462)
    Amounts due from (to) affiliates, net . . . . . . .        313,985           (481)        55,498
    Prepaid expenses and other assets . . . . . . . . .        103,781      1,395,499      5,248,328
    Accounts payable, accrued expenses and
      other liabilities . . . . . . . . . . . . . . . .    (11,445,556)    (7,831,656)    (1,703,345)
    Deposits. . . . . . . . . . . . . . . . . . . . . .          --        (2,512,554)   (12,979,015)
                                                          ------------   ------------   ------------
          Net cash (used in) provided by operating
            activities of continuing operations . . . .     (7,686,300)      (517,385)   113,339,172
                                                          ------------   ------------   ------------





                                          ARVIDA/JMB PARTNERS, L.P.
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                              2004           2003           2002
                                                          ------------   ------------   ------------
Investing activities:
  Acquisitions of property and equipment and
    construction in progress. . . . . . . . . . . . . .          --             --          (357,550)
  Acquisition of marketable securities. . . . . . . . .    (19,857,974)         --             --
  Proceeds from sales of property and equipment . . . .        117,743          --             --
  Joint venture distributions, net. . . . . . . . . . .         17,000         18,693        541,778
                                                          ------------   ------------   ------------

          Net cash (used in) provided by
            investing activities of
            continuing operations . . . . . . . . . . .    (19,723,231)        18,693        184,228
                                                          ------------   ------------   ------------
Financing activities:
  Distributions to General Partner and
    Associate Limited Partners. . . . . . . . . . . . .          --        (4,488,889)   (16,833,334)
  Distributions to Limited Partners . . . . . . . . . .          --       (40,400,000)  (151,500,000)
  Minority interest distribution. . . . . . . . . . . .       (450,000)         --             --
                                                          ------------   ------------   ------------
          Net cash used in financing activities
            of continuing operations. . . . . . . . . .       (450,000)   (44,888,889)  (168,333,334)
                                                          ------------   ------------   ------------
          Net cash provided by
            discontinued operations . . . . . . . . . .          --        21,869,185     19,421,764
                                                          ------------   ------------   ------------
          Decrease in cash and cash equivalents . . . .    (27,859,531)   (23,518,396)   (35,388,170)

          Cash and cash equivalents, beginning of year.     65,450,117     88,968,513    124,356,683
                                                          ------------   ------------   ------------
          Cash and cash equivalents, end of year. . . .   $ 37,590,586   $ 65,450,117   $ 88,968,513
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

     Recognition of Profit from Sales of Real Estate

     For sales of real estate, profit is recognized in full when the collectability of the sales price is reasonably assured and the earnings process is virtually complete. When the sale does not meet the require-ments for recognition of income, profit is deferred until such requirements are met. In certain circumstances, contracts for sales of real estate contain provisions that allow the Partnership to repurchase the real estate in the event certain conditions are not met. Profits generated from sales subject to these provisions are generally deferred until the Partnership no longer has any repurchase rights. For sales of residential units, profit is recognized at the time of closing or if certain criteria are met, on the percentage-of-completion method.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Cost of Real Estate Revenues

     Costs pertaining to the Partnership's housing and land and property revenues reflect the cost of the acquired assets as well as net development costs, construction costs, capitalized interest, capitalized real estate taxes and capitalized overhead. Certain marketing costs relating to housing projects, including exhibits and displays, and certain planning and other pre-development activities, excluding normal period expenses, are capitalized and charged to housing cost of revenues as related units are closed. Provisions for value impairment are recorded whenever the estimated future undiscounted cash flows from operations and projected net sales proceeds are less than the net carrying value plus estimated costs to complete development. A warranty reserve is provided as residential units are closed. This reserve is reduced by the cost of subsequent work performed and monitored on a quarterly basis, at a minimum, to ensure the adequacy of recorded reserves.

     Capitalized Interest and Real Estate Taxes

     Interest and real estate taxes are capitalized to qualifying assets, principally real estate inventories. Such capitalized interest and real estate taxes are charged to cost of revenues as sales of real estate inventories are recognized. Interest, including the amortization of loan fees, of $0, $84,676 and $582,281 was incurred for the years ended
December 31, 2004, 2003 and 2002, respectively, all of which was capitalized. The decrease in interest incurred for the years ended December 31, 2004 and December 31, 2003 as compared to 2002 is due primarily to the payment in February 2003 of the outstanding principal loan balance for The Shoppes of Town Center (the "Shoppes") of approximately $13,801,000 out of the proceeds from the sale of the Shoppes. Interest payments, including amounts capitalized, of $0, $47,101 and $630,775 were made for the years ended December 31, 2004, 2003 and 2002, respectively.

     Real estate taxes of $102,960, a net real estate tax credit of $134,170 and an expense of $1,604,389 were incurred for the years ended December 31, 2004, 2003 and 2002, respectively, of which $0, $0 and $1,498,463 were capitalized. The net tax credit for the year ended December 31, 2003, resulted from the refund in March 2003, of a tax overpayment paid by the Partnership in 2002. The decrease in real estate taxes incurred since 2002 is due to the orderly liquidation of the remaining assets of the Partnership. Real estate tax payments of $53,653, $155,299 and $1,623,615, were made for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, real estate tax reimbursements totaling $12, $289,469 and $20,214 were received from the Partnership's escrow agent during 2004, 2003 and 2002, respectively. The preceding analysis of real estate taxes does not include real estate taxes incurred or paid with respect to the Partnership's club facilities and other operating properties, as these taxes are included in Cost of revenues for operating properties, or in Net income from operations of assets held for sale.

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

     Other assets are amortized on the straight-line method, which approximates the effective interest method, over the useful lives of the assets, which range from one to five years. There was no amortization of other assets, excluding loan origination fees, recorded for the years ended December 31, 2004, 2003 and 2002. Amortization of loan origination fees, which is included in interest expense, of approximately $0, $0 and $50,000 was recorded for the years ended December 31, 2004, 2003 and 2002, respectively.

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

                            2004                       2003
                  -------------------------   ------------------------
                                 TAX BASIS                  TAX BASIS
                   GAAP BASIS   (UNAUDITED)  GAAP BASIS    (UNAUDITED)
                  ------------  -----------  -----------   -----------

Total assets. . .  $58,591,103   58,591,103   67,744,573    68,268,294

 Partners' capital
  accounts:
   General Partner
    and Associate
    Limited
    Partners. . .  $ 6,371,103    5,573,221    6,344,100     5,471,173
   Holders of
    Interests . .  $46,804,332   82,050,816   44,131,061    88,381,341

 Net income (loss):
   General Partner
    and Associate
    Limited
    Partners. . .  $    27,003      102,047      (13,931)      (68,208)
   Holders of
    Interests . .  $ 2,673,271   (6,330,524)    (682,625)   (3,342,197)

 Net income (loss)
  per Interest. .  $      6.62       (15.67)       (1.69)        (8.28)

     Reference is made to note 11 for further discussion of the allocation of profits and losses to the General Partner, Associate Limited Partners and Holders of Interests.

     Reclassifications

     Certain reclassifications have been made to the 2003 and 2002 financial statements to conform to the 2004 presentation.

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

     Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued a revised Statement of Financial Accounting Standards No. 123
(FAS 123), "Share-Based Payment" a revision of FAS 123. FAS 123 requires compensation costs related to share-based payments to be recognized in the income statement over the vesting period. The amount of the compensation cost will be measured based on the grant-date fair value of the instrument issued. FAS 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005, for all awards granted or modified after that date and for those awards granted prior to that date that have not vested. FAS 123 will have no earnings impact on the Partnership.

     Warranty Reserves

     In the normal course of business, the Partnership will incur warranty related costs associated with homes which have previously closed. Warranty reserves are established by charging cost of sales and recognizing a liability for the estimated warranty costs for each home that is closed. The Partnership monitors this reserve on a quarterly basis, at a minimum, by evaluating the historical warranty experience and the reserve is adjusted as appropriate for current quantitative and qualitative factors. Actual future warranty costs could differ from the currently estimated amounts.

     For the years ended December 31, 2004 and 2003, changes in the warranty accrual consisted of the following:

                                           2004             2003
                                       -----------      -----------
Accrued warranty costs,
  beginning of year . . . . . . .      $ 1,569,000      $ 2,162,000
Estimated liability recorded. . .          235,000        2,283,000
Payments made . . . . . . . . . .         (996,000)      (2,876,000)
                                       -----------      -----------
Accrued warranty costs,
  end of year . . . . . . . . . .      $   808,000      $ 1,569,000
                                       ===========      ===========

     Accrued warranty costs are included in Accrued expenses and other liabilities on the accompanying consolidated balance sheets.

     Obligations Under Sale Agreements

     In connection with the sale of The Shoppes in Weston on February 7, 2003, certain consolidated entities of the Partnership undertook certain indemnity obligations to the purchaser or its lender. In general, these obligations relate to indemnification against loss, costs or expenses arising out of a breach of representation or warranty, possible claims of tenants, certain rent obligations, restrictions on the leasing or use of the property, litigation relating to the property, claims occurring or accruing prior to the closing and certain other usual and customary matters. Some of these indemnity obligations terminate as to claims made after the first anniversary date of the sale while other of these indemnity obligations have no specified termination. In accordance with such indemnification, the seller deposited $100,000 and the buyer deposited $50,000 in escrow to secure the obligation to indemnify the buyer's lender for such claims. The Partnership received $50,000 of the $100,000 noted above during 2003 and received the remaining $50,000 in October 2004. The seller also deposited $50,000 in escrow as security for completion of remediation work for compliance with the Americans with Disabilities Act. The remediation work has been completed and in February 2005, the Partnership received $50,000 which was the final refund of monies escrowed by the seller. There are no other remaining indemnity obligations as of December 31, 2004.

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

     Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities includes estimated project completion costs on real estate inventory sold in prior years, warranty reserves, and reserves for contingencies as discussed in Note 8.

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


(2)  INVESTMENT PROPERTIES

     The Partnership has completed construction and closed on the sale of all remaining housing units. The Partnership closed on the sale of its final 128 townhomes in Weston during 2003.

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

     On February 7, 2003, the Partnership, through certain consolidated entities, closed on the sale of the Shoppes to unaffiliated third parties. The gross sale price for the Shoppes was $34,330,000. Net cash proceeds received from the sale, after prorations, credits, closing costs, amounts escrowed and the settlement of the seller's outstanding loan balance totaled approximately $18,198,000. The net book value and net cash proceeds received from the sale represented approximately 22% and 13%, respectively, of the Partnership's total consolidated assets for financial reporting purposes at December 31, 2002. The sale resulted in a gain of approximately $1,990,000 for financial reporting purposes and a gain of approximately $2,460,000 for Federal income tax purposes.

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


(3)  CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     Cash and cash equivalents may consist of U.S. Government obligations with original maturities of three months or less, money market demand accounts and repurchase agreements, the cost of which approximates market value. Included in Restricted cash are amounts restricted under various escrow agreements as well as cash which collateralizes letters of credit as discussed in note 8. Credit risk associated with cash, cash equivalents and restricted cash is considered low due to the high quality of the financial institutions in which these assets are held.

(4)  MARKETABLE SECURITIES

     The Partnership entered into investments during 2004 which generally mature between three months and eighteen months from the date of purchase. The investments consist of U.S. Government obligations. The Partnership intends to hold these obligations to maturity, and therefore, classifies these investments as Held-to-maturity securities in accordance with FAS 115, Accounting for Certain Investments in Debt and Equity Securities.

     Investments in marketable securities held to maturity consist of the following:

                                   December 31, 2004
                 --------------------------------------------------
                                 Gross        Gross
                  Amortized    Unrealized   Unrealized     Market
                    Cost         Gains        Losses       Value
                 -----------   ----------   ----------   ----------

U.S. Government
 obligations. .  $19,968,034        --          29,302   19,938,732
                 ===========   ==========   ==========   ==========


(5)  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2004 and 2003 are summarized as follows:
                                             2004          2003
                                          ----------    ----------

  Equipment and furniture . . . . . . .   $  100,253    $3,797,368
                                          ----------    ----------
       Total. . . . . . . . . . . . . .      100,253     3,797,368
       Accumulated depreciation . . . .      (88,725)   (3,652,452)
                                          ----------    ----------

       Property and equipment, net. . .   $   11,528    $  144,916
                                          ==========    ==========

     Depreciation expense of approximately $16,000, $538,000 and $1,429,000 was incurred for the years ended December 31, 2004, 2003 and 2002, respectively.

     Reference is made to notes 1 and 12 for a further discussion regarding the impairment of long-lived assets.

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

                            BALANCE SHEETS
                            --------------

                                        DECEMBER 31,   DECEMBER 31,
                                            2004           2003
                                        ------------   ------------
Assets:
  Real estate inventories . . . . . .    $   104,450    $   104,450
  Other assets. . . . . . . . . . . .         64,978        144,393
                                         -----------    -----------
          Total assets. . . . . . . .    $   169,428    $   248,843
                                         ===========    ===========

Liabilities . . . . . . . . . . . . .    $   147,426    $   139,831

Equity. . . . . . . . . . . . . . . .         22,002        109,012
                                         -----------    -----------
          Total liabilities and
            equity. . . . . . . . . .    $   169,428    $   248,843
                                         ===========    ===========


                    COMBINED RESULTS OF OPERATIONS
                    ------------------------------

                                    Years Ended December 31,
                         ------------------------------------------
                              2004           2003           2002
                           ----------     ----------     ----------

Statement of Operations:
  Total revenue . . . . .  $   16,417     $  232,927     $1,731,139
  Total expense . . . . .      44,864        155,465      1,165,106
                           ----------     ----------     ----------
    Net (loss) income . .  $  (28,447)    $   77,462     $  566,033
                           ==========     ==========     ==========

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

(7)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses paid or payable by the Partnership to affiliates of the General Partner for the years ended December 31, 2004, 2003 and 2002 are as follows:

                                        2004       2003       2002
                                      --------   --------  ----------
Insurance commissions . . . . . . .   $ 12,135   $104,542  $  312,711
Reimbursement (at cost) for
 accounting services. . . . . . . .     93,847     55,908     111,967
Reimbursement (at cost) for
 treasury, legal and
 corporate services . . . . . . . .    458,019    287,491     684,233
                                      --------   --------  ----------
                                      $564,001   $447,941  $1,108,911
                                      ========   ========  ==========

     The Partnership receives reimbursements from or reimburses other affiliates of the General Partner engaged in real estate activities for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership and certain out-of-pocket expenditures incurred on behalf of such affiliates. For the year ended December 31, 2004 no such costs were incurred by the Partnership on behalf of these affiliates. For the years ended December 31, 2003 and 2002, the Partnership was entitled to receive reimbursements of approximately $46,900 and $188,400, respectively.

     Pursuant to a sub-management agreement between Arvida Company ("Arvida") and St. Joe/Arvida Company, L.P. (now known as St. Joe Towns & Resorts, LP - "Towns & Resorts LP"), effective January 1, 1998, Towns & Resorts LP provides (and is reimbursed for) a substantial portion of the development and management supervisory and advisory services (and personnel with respect thereto) to the Partnership that Arvida would otherwise have provided pursuant to its management agreement with the Partnership. Towns & Resorts LP is reimbursed for such services and personnel on the same basis as Arvida under the management agreement, and such reimbursements are made directly by the Partnership. The Partnership also receives reimbursement from Towns & Resorts LP for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership on behalf of Towns & Resorts LP. Charges and related reimbursements between the Partnership and Towns & Resorts LP are determined on a consistent basis using various methodologies depending upon the nature of the services provided. Such charges, whether incurred directly by the Partnership or Towns & Resorts LP, may include salaries and salary related costs, as well as burdens for administrative and office overheads. Methodologies used to apportion costs between entities include, but are not limited to, charges based upon percentages of (i) time spent on each entity relative to total hours worked; (ii) cash expenditures by entity relative to total expenditures; and (iii) real estate sales and closings by entity relative to total sales and closings. Affiliates of JMB Realty Corporation owned a minority interest in Towns & Resorts LP until July 2003, when they sold their minority interest to an affiliate of The St. Joe Company. The St. Joe Company beneficially owns 26.3% of the outstanding Interests. Affiliates of The St. Joe Company currently own all of the interests in Towns & Resorts LP.

     For the years ended December 31, 2004, 2003 and 2002, the Partnership reimbursed Towns & Resorts LP or its affiliates approximately $2,487,000, $7,073,000 and $3,399,000, respectively, for the services provided to the Partnership by Towns & Resorts LP personnel pursuant to the sub-management agreement discussed above. Such reimbursements included amounts owing in connection with the Partnership's achievement of certain profit and cash flow levels prior to 2003. On January 1, 2003, certain employees of the Partnership became employees of Towns & Resorts LP. Therefore, a significant portion of the expense related to this reimbursement to Towns & Resorts LP in 2003 was a direct operating expense of the Partnership in prior years. For the years ended December 31, 2004, 2003 and 2002, the Partnership received approximately $73,600, $5,154,000 and $6,045,800, respectively, from Towns & Resorts LP or its affiliates. In addition, the Partnership owed Towns & Resorts LP approximately $5,400 at December 31, 2004 all of which was paid as of March 1, 2005.

     The Partnership received reimbursement from Towns & Resorts LP and its affiliates for the use of certain equipment and property owned or leased by the Partnership. In addition, in July 2003, the Partnership assigned its rights as licensee in certain software licenses to The St. Joe Company in consideration of a payment for the assignment. The Partnership remains contingently liable to the software licensor for performance of the obligations under the software licenses and retains certain rights to use the software licenses. The net reimbursement and payment received for these items by the Partnership for years ended December 31, 2004 and 2003 was approximately $0 and $194,000, respectively.

     The Partnership, pursuant to certain agreements, had provided management and other personnel and services to certain of its homeowners associations. Pursuant to these agreements, the Partnership was entitled to receive management fees for the services provided to these entities.
Due to the timing of the cash flows generated from these entities' operations, such fees are typically paid in arrears. For the years ended December 31, 2004, 2003 and 2002, the Partnership was entitled to receive approximately $0, $65,700 and $465,000, respectively. At December 31, 2004, no amount was owed to the Partnership as all such agreements had been terminated.

     During the third quarter of 2004, the Partnership sold the remaining furniture and equipment from its Boca Raton office to The St. Joe Company for $117,743. The sale price was based upon the appraised fair value of the furniture and equipment determined by an unaffiliated appraiser.

     In May 2004, Arvida/JMB Partners, which is a consolidated subsidiary of the Partnership, made a $450,000 minority interest distribution to Arvida/JMB Managers, Inc. ("Managers"), which is also the General Partner of the Partnership, for previously deferred amounts distributable with respect to Managers's .1% general partner interest in Arvida/JMB Partners.

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

     Amounts receivable from or payable to the General Partner, Towns & Resorts LP or their respective affiliates do not bear interest and are expected to be paid in future periods.

(8)  COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under standby letters of credit and bonds for approximately $0 and $2,949,000, respectively, at December 31, 2004 and $0 and $8,018,000 at December 31, 2003.

     On August 29, 2002, the Partnership entered into an agreement with Towns & Resorts LP for the prospective assignment to and assumption by Towns & Resorts LP of the Partnership's rights and obligations under the lease for its offices (approximately 19,100 rentable square feet of space) in Boca Raton, Florida. The assignment and assumption was made effective January 1, 2004.

     Rental expense of $168,975, $996,878 and $1,637,360 was incurred for the years ended December 31, 2004, 2003 and 2002, respectively.

     The Partnership was named a defendant in a purported class action entitled Lakes of the Meadow Village Homes Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight and Nine Maintenance Associations, Inc., v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida ("Lakes of the Meadow" litigation). In the lawsuit, plaintiffs sought unspecified damages, attorneys' fees and costs, recission of specified releases, and all other relief that plaintiffs might be entitled to at equity or at law on behalf of the 460 building units they allegedly represented for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs alleged that Walt Disney World Company was responsible for liabilities that might arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership was potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs alleged breach of building codes and breach of implied warranties. The Partnership tendered this matter to The Walt Disney Company (n/k/a Disney Enterprises, Inc., "Disney") pursuant to the Partnership's indemnification rights and filed a third-party complaint against it pursuant to the Partnership's rights of contractual indemnity. The Partnership also answered the amended complaint and filed a cross-claim against Disney's affiliate, Walt Disney World Company, for common law indemnity and contribution. The Partnership completed settlements in this case with the condominium associations and their members during the second quarter of 2004.

     The Partnership continues to pursue claims for indemnity or contribution against Disney or its affiliates in connection with the Lakes of the Meadow condominium units that were constructed in whole or in part prior to September 10, 1987 (the date that the Partnership acquired the assets of Arvida Corporation from Disney) but were sold by the Partnership on or after that date. The Partnership's claims for indemnity and contribution have been severed for separate proceedings and trial from the remaining case-in-chief in the Lakes of the Meadow litigation. No discovery cutoff or trial date has been set for these claims.

     The Partnership also sought payment or reimbursement of the foregoing settlement amounts from U.S. Fire and an excess insurance carrier, The Home Insurance Company, that is in liquidation proceedings. On December 10, 2004, the Partnership and one of its insurance carriers, U.S. Fire, entered into an agreement (the "Settlement Agreement") to settle their respective claims against each other relating to insurance coverage under a policy of insurance for the period from June 1, 1992 to June 1, 1993 (the "Policy"). The dispute between the Partnership and U.S. Fire concerned whether the Policy covered third-party claims asserted against the Partnership in the Lakes of the Meadow Village matter and claims asserted against the Partnership in an insurance subrogation lawsuit involving certain homes in the Country Walk Community (the "Juarez action"). The Partnership settled the claims asserted against it in the Lakes of the Meadow matter earlier this year for approximately $6.9 million (all of which was accrued and included in Accrued expenses and other liabilities on the accompanying consolidated balance sheets at December 31, 2003) while the claims asserted in the Juarez action continue in litigation.

     Pursuant to the terms of the Settlement Agreement in December 2004, U.S. Fire paid the Partnership the settlement amount and the Partnership dismissed with prejudice U.S. Fire from the Partnership's Illinois insurance action seeking, among other things, to hold U.S. Fire liable under the Policy for claims the Partnership paid relating to the Lakes of the Meadow Village Homes. U.S. Fire has represented to the Partnership that upon its payment of the settlement amount, U.S. Fire had exhausted the products/completed operations aggregate limit of coverage under the Policy.

In addition, the Partnership and U.S. Fire released each other for all past, present and future claims, whether currently known or unknown, that arise out of or relate in any way to (i) Hurricane Andrew, which struck Miami-Dade County, Florida on August 24, 1992, and the Policy, and (ii) insurance coverage under the products/completed operations coverage of the Policy. U.S. Fire also released any claim for subrogation that it might have for amounts it has paid or will pay under the Policy and the Settlement Agreement. The Settlement Agreement supercedes prior discussions and understandings, both written and oral, between the parties in regard to their respective claims arising out of or relating to Hurricane Andrew under the Policy and the discharge and release of the products/completed operations aggregate limit of the Policy, including without limitation, all positions taken by U.S. Fire in respect of its reservations of rights in regard to such claims and all positions taken by the Partnership in regard to such claims. As a result, the settlement clarifies that the Partnership has no obligation to reimburse U.S. Fire for any amount that U.S. Fire previously paid for settlements of various lawsuits arising out of or relating to Hurricane Andrew. The U.S. Fire settlement amount is recorded as a reimbursement of cost of revenues in the accompanying consolidated statement of operations resulting in an overall negative cost of revenues because the original Lakes of the Meadows Settlement was recorded as a charge to cost of revenues.

     The Partnership is a defendant in an insurance subrogation matter. On or about May 10, 1996, a subrogation claim entitled Juarez v. Arvida Corporation et al., Case No. 96-09372 CA13 was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). In this suit, plaintiffs seek to recover damages, pre-and post-judgment interest, costs and any other relief the court may deem just and proper in connection with $3,200,000 American Reliance allegedly paid on specified claims at Country Walk in the wake of Hurricane Andrew. The Walt Disney Company (n/k/a Disney Enterprises, Inc., "Disney") is also a defendant in this suit. The Partnership filed a motion to dismiss this action that has been pending since 1996. The Partnership is advised that the amount of this claim (including prejudgment interest) that allegedly relates to units it sold is a range of approximately $360,000 to $800,000. As a result of, among other things, the settlement agreement with U.S. Fire discussed in Item 3, the Partnership has assumed the cost of defense and any obligations created by judgment or otherwise arising in connection with this matter. The Partnership believes that a material loss for the Partnership as a result of this lawsuit is remote. The accompanying consolidated financial statements do not reflect any accruals related to this matter.

     The Partnership, the General Partner and certain related parties as well as other unrelated parties have been named defendants in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al., Case No. 03-10709 CACE 12, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was originally filed on or about June 20, 2003, plaintiffs purport to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston, which has approximately 150 homes. On
September 20, 2004, plaintiffs filed a twelve count amended complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiffs complain, among other things, that the homes were not built of high quality and adequate construction, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation thereof were improper, and that the homes suffer from improper shutter storm protection systems. The amended complaint was dismissed pursuant to the Partnership's motion to dismiss and the plaintiffs were given the right to file a further amended complaint. The Partnership will file an appropriate response to the further amended complaint, when filed. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. Due to, among other things, the early stage of the litigation, the Partnership is not able to determine what, if any, loss exposure that it may have for this matter, and the accompanying consolidated financial statements do not reflect any accruals related to this matter. This case has been tendered to one of the Partnership's insurance carriers, Zurich American Insurance Company (together with its affiliates collectively, "Zurich"), for defense and indemnity. Zurich is providing a defense of this matter under a purported reservation of rights. The Partnership has also engaged other counsel in connection with this lawsuit. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurance.

     The following three lawsuits in large part allegedly arise out of landscaping issues at certain subdivisions in the Weston Community. These lawsuits are collectively referred to as the "landscape cases."

     A case, The Ridges Maintenance Association, Inc. v. Arvida/JMB Partners, et al., Case No. 03-10189 (05) (the "Ridges Case"), was filed on or about June 6, 2003 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The defendants in this action include Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida Management Limited Partnership, CCL Consultants, Inc. ("CCL"), Bamboo Hammock Nursery, Inc. ("Bamboo Hammock"), and Lagasse Pool Construction, Co. ("Lagasse"). Plaintiff is alleged to be a homeowners' association representing the owners of approximately 1,500 homes and extensive common areas in the Ridges subdivision in Weston. In the six-count amended complaint that was filed on September 20, 2004, plaintiff seeks unspecified compensatory damages, prejudgment interest, court costs and such other and further relief as the court might deem just and proper. In Count I, plaintiff seeks damages from the Arvida defendants for alleged negligent design, construction and/or maintenance of the landscaping and common elements that allegedly resulted in defects of the landscaping, sidewalks, irrigation systems, and community pool. With respect to the landscaping claims, the plaintiff alleges that it evaluated the condition of the common areas after the turnover of the community in January 2000 and discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, improper planting of inferior quality/grade of landscaping contrary to controlling government codes, shallow planting of landscaping, landscape planting in inappropriate areas, and the planting of landscaping that would uproot sidewalks. In Count II, plaintiff seeks damages from CCL, the alleged civil engineer for the community, in connection with the alleged negligent design, construction or maintenance of the common areas and elements. In Count III, plaintiff seeks damages from Bamboo Hammock, the alleged landscape engineer, architect, supplier, installer and/or designer, in connection with alleged defects in the landscaping resulting in damage to, among other things, the landscaping and sidewalks. In Count IV, plaintiff seeks damages from Lagasse for alleged defects in the community pool. In Count V, plaintiff seeks damages from Arvida/JMB Partners, a general partnership in which the Partnership owns a 99.9% interest, and Arvida/JMB Managers, Inc., the General Partner of the Partnership, seeking to hold these entities vicariously responsible for the acts of CCL, Bamboo Hammock, and/or Lagasse. In Count VI, plaintiff seeks damages from the Arvida/JMB Partners and Arvida/JMB Managers, Inc. for various breaches of fiduciary duty. In this count, plaintiff alleges that prior to the turnover of the community, these defendants engaged in acts that amounted to a breach of fiduciary duty to plaintiff in that they, among other things, (i) allegedly improperly executed an amendment to the declarations of covenant for their sole benefit and to the financial detriment of the plaintiff; (ii) allegedly engaged in acts that constituted a conflict of interest; (iii) allegedly failed to maintain appropriate care, custody and control over the financial affairs of the homeowners' association by failing to pay for common expenses; (iv) allegedly improperly transferred funds by and between plaintiff and a non-party, The Town Foundation, Inc., which transfers allegedly amounted to a violation of these defendants' obligations to fund operating deficits and a breach of fiduciary duty; and (v) allegedly transferred funds by and between various entities under their common control in violation of Florida statute and their fiduciary duty to plaintiff. The Arvida defendants' motion to dismiss or in the alternative for a more definite statement was denied with the exception of defendants' motion to dismiss Count V which is still pending without ruling. The Arvida defendants filed their answers to all relevant counts except Count V on March 9, 2005. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves.

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


(9)  TAX INCREMENT FINANCING ENTITIES

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

     During March and December 1995, the District issued approximately $99 million and $13.3 million of bonds, respectively, at fixed rates ranging from 4.0% to 8.25% per annum with maturities commencing in May 1995 through May 2011. In July 1997, the District issued another approximate $41.6 million of fixed rate bonds. These bonds bear interest ranging from 4.0% to 5.0% (payable in May and November each year until maturity or prior redemption), with maturities commencing in May 1999 through May 2027. At December 31, 2004, the amount of bonds issued and outstanding totaled approximately $94 million. For the years ended December 31, 2004, 2003 and 2002, the Partnership paid special assessments related to the bonds of approximately $0, $25,000 and $1.2 million, respectively.

(10)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107 requires the disclosure of the fair values of all financial assets and liabilities for which it is practicable to estimate such values. Value is defined in SFAS No. 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The fair value of the Partnership's Held-to-Maturity Marketable Securities is approximately $19,939,000 at December 31, 2004. Reference is made to note 4 for further discussion of marketable securities. The Partnership believes the carrying amounts of its Cash and cash equivalents, Restricted cash, Trade and other accounts receivable, Investments in and advances to joint ventures, Amounts due from affiliates, Prepaid expenses and other assets, approximate their fair values at December 31, 2004 and 2003.


(11)  PARTNERSHIP AGREEMENT

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


(12)  IMPAIRMENT OF LONG-LIVED ASSETS

     At December 31, 2003, the Partnership recorded an asset impairment of $523,721 to the carrying value of the furniture and equipment remaining at the corporate office in Boca Raton, Florida. This loss was determined based upon an analysis by an unaffiliated appraiser and recorded based upon the difference between the carrying value of the assets as compared to their appraised fair value.

(13)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                               Three Months Ended
                -----------------------------------------------------
                     March 31,   June 30,  September 30, December 31,
                       2003       2003          2003         2003
                   -----------  ---------- ------------- ------------

Total revenues. . .$11,895,796  11,960,343      151,404      158,527
Gross operating
  profit (loss) . .$ 1,015,613     893,132     (811,643)     410,861
Net income
  (loss). . . . . .$   823,329    (577,503)  (1,458,212)     515,830
Net income (loss)
  per Limited
  Partnership
  Interest. . . . .$      2.02       (1.42)       (3.54)        1.25


                               Three Months Ended
                -----------------------------------------------------
                     March 31,   June 30,  September 30, December 31,
                       2004       2004          2004         2004
                   -----------  ---------- ------------- ------------

Total revenues. . .$   130,784      14,298       12,193       29,875
Gross operating
  profit (loss) . .$   106,798      (1,270)    (224,674)   4,803,477
Net (loss)
  income. . . . . .$  (627,057)   (482,846)    (673,723)   4,483,900
Net (loss) income
  per Limited
  Partnership
  Interest. . . . .$     (1.52)      (1.17)       (1.63)       10.94

     Total revenues and gross operating profit (loss) for the three months ended September 30, 2003 differ from the amounts reflected in the September 30, 2003 Form 10-Q due to the reclassification of Land and property revenues in the third quarter filing which are more appropriately classified as a component of Gain on sale of assets held for sale.

     Total gross operating profit and net income for the fourth quarter 2004 as compared to the previous quarterly periods for 2004 was affected by the settlement of approximately $4,900,000 with U.S. Fire which was recorded as a reduction of housing cost of revenues in the accompanying consolidated statement of operations.

     Total revenues for the third and fourth quarter 2003 as compared to the previous quarterly periods for 2003 were affected by closings on the sale of all 128 of the Partnership's remaining townhomes during the first two quarters of 2003. The fluctuations in Gross operating profit (loss) and Net income (loss) for 2003 are attributable to the following: A gain on the sale of the Shoppes in the first quarter, a loss on the sale of two commercial office building units in Weston during the second quarter, a change in the estimate for future warranty costs resulting in an increase in the estimated warranty reserve and additional costing of construction overheads incurred which exceeded previously used estimates during the third quarter, and the recognition of a gain relating to two small land parcels each containing a billboard monument sign during the fourth quarter.


(14)  SUBSEQUENT EVENTS

     During January 2005, the Partnership made a distribution of $10,099,875 to its Holders of Interest ($25.00 per Interest) and $1,122,208 to the General Partner and Associate Limited Partners, collectively.

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



                               PART III

ITEM 10.  DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The General Partner of the Partnership is Arvida/JMB Managers, Inc., a Delaware corporation, all of the outstanding shares of stock of which are owned by JMB Investment Holdings-I, Inc., a Delaware corporation. Substantially all of the outstanding shares of stock of JMB Investment Holdings-I, Inc. are owned indirectly by JMB Realty Corporation, a Delaware corporation ("JMB") that is in the business of real estate investment. Substantially all of the outstanding shares of stock of JMB are owned by certain of its past and present officers and directors, members of their families and their affiliates. The General Partner has responsibility for all aspects of the Partnership's operations. The Associate Limited Partners of the Partnership are Arvida/JMB Associates, an Illinois general partnership, of which JMB and certain of its current and former officers and directors and their affiliates are, indirectly, partners, and Arvida/JMB Limited Partnership, an Illinois limited partnership, of which Arvida/JMB Associates is the general partner. An affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated is the limited partner of Arvida/JMB Limited Partnership. Certain relationships of the Partnership to the General Partner and its affiliates are described under the captions "Determinations by the General Partner," "Relationships of Affiliates to Partnership," "Remuneration of JMB, Arvida and Affiliates" and "Fiduciary Responsibility of the General Partner" in the section "Conflicts of Interest" at pages 21 and 23-24 of the Prospectus of the Partnership, dated September 16, 1987.

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partner, Towns & Resorts LP and their affiliates. Various services have been and, to some extent, will continue to be provided to the Partnership by the General Partner, Towns & Resorts LP and their affiliates, including development and management supervisory and advisory services, insurance brokerage and administrative services such as legal, accounting and treasury services. In addition, the timing and amount of cash distributions and cash reserves and allocations of profits and losses for tax purposes, as well as the amount of expenses charged to the Partnership for services, are or may be affected by determinations made by the General Partner. Because the General Partner and/or its affiliates have interests in the cash distributions and the profits or losses for tax purposes of the Partnership or in the amount of payments or reimbursements made for services rendered to the Partnership, the General Partner has a conflict of interest in making the determinations affecting these matters.

     The director and executive officers of the General Partner of the Partnership are as follows:

                                                           SERVED IN
  NAME                       OFFICE                        OFFICE SINCE
  ----                       ------                        ------------

  H. Rigel Barber            Vice President                04/08/87
  Gailen J. Hull             Vice President                04/09/87
  Gary Nickele               President                     08/13/02
                             and Director                  08/08/00

     There is no family relationship among any of the foregoing director or officers. Mr. Nickele has been elected to serve a one-year term as director until the annual meeting of the General Partner to be held on August 9, 2005. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the General Partner to be held on August 9, 2005. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which the director or any officer was selected as such.

     The foregoing director and officers are also officers and/or directors of JMB. Most of the foregoing director and officers are also officers and/or directors of various affiliated companies of JMB.

    The business experience during the past five years of such director and officers of the General Partner of the Partnership includes the following:

     H. Rigel Barber (age 56) is Chief Executive Officer and Executive Vice President of JMB and an officer of various JMB affiliates. Mr. Barber has been associated with JMB since March, 1982. He received a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 56), in addition to being a Vice President of Arvida/JMB Managers, Inc., has acted as the Chief Financial Officer of the Partnership since August 2002. He is also a Senior Vice President and, since August 2002, Chief Financial Officer of JMB and an officer of various JMB affiliates. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

    Gary Nickele (age 52) is Executive Vice President and General Counsel of JMB and an officer and/or director of various JMB affiliates. Prior to becoming President of Arvida/JMB Managers, Inc., in August 2002, Mr. Nickele had been a Vice President of that corporation since April 1987. He has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gary Nickele is President and Manager of KLC Land Company, LLC, which was formerly known as Amfac Hawaii, LLC ("KLC"). On February 27, 2002, KLC and certain of its subsidiaries and affiliates filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. KLC, together with its subsidiaries, principally owns and develops real estate in the State of Hawaii, and it and certain subsidiaries filed the Chapter 11 proceedings in part to enable them to achieve an orderly reorganization of their debt to serviceable levels. In July and October 2002, the United States Bankruptcy Court for the Northern District of Illinois entered orders confirming a plan of reorganization for KLC and the other debtors in the Chapter 11 proceedings, and the plan became effective and was consummated in November 2002.

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


ITEM 11.  EXECUTIVE COMPENSATION

     The officers and the director of the General Partner receive no direct remuneration in such capacities from the Partnership. The General Partner and the Associate Limited Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Holders of Interests, and a share of profits or losses. Reference is made to notes 1 and 12 for a description of such distributions and allocations. The General Partner and the Associate Limited Partners, collectively, received cash distributions in 2004 totaling $0. Pursuant to the Partnership Agreement, the General Partner and Associate Limited Partners were allocated net income for Federal income tax purposes for 2004 of approximately $102,000. Reference is made to note 11 for further discussion of this allocation.


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
therein

(1) Reflects beneficial ownership of Interests held directly by The St. Joe Company, for which it has been reported that it has shared voting and dispositive power. The address for The St. Joe Company is 1650 Prudential Drive, Suite 400, Jacksonville, Florida 32207. Wholly owned subsidiaries of The St. Joe Company are the partners, and collectively own all of the partnership interests, in Towns & Resorts LP.

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

     In November 1997, St. Joe/Arvida Company, L.P. (now known as St. Joe Towns & Resorts, LP - "Towns & Resorts LP") acquired the major assets of Arvida, including the Arvida name and service marks with respect to the Arvida name. Pursuant to a license agreement with Arvida, the Partnership has a non-exclusive right to use the Arvida name and service marks with respect to the Arvida name. In connection with the acquisition of Arvida's assets, Towns & Resorts LP was assigned Arvida's rights and obligations under the license agreement with the Partnership. In addition, Towns & Resorts LP was assigned Arvida's rights and obligations under the information systems sharing agreement discussed above.

     Towns & Resorts LP also entered into a sub-management agreement with Arvida, effective January 1, 1998, whereby Towns & Resorts LP provides a substantial portion of the development and management supervisory and advisory services (and the personnel therefor) to the Partnership that Arvida would otherwise provide pursuant to its management agreement with the Partnership. Towns & Resorts LP is reimbursed for such services and personnel on the same basis as Arvida under its management agreement, and such reimbursements are made directly to Towns & Resorts LP by the Partnership. The Partnership also receives reimbursement from Towns & Resorts LP for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Partnership on behalf of Towns & Resorts LP. Charges and related reimbursements between the Partnership and Towns & Resorts LP are determined on a consistent basis using various methodologies depending upon the nature of the services provided. Such charges, whether incurred directly by the Partnership or Towns & Resorts LP, may include salaries and salary-related costs, as well as burdens for administrative and office overheads. Methodologies used to apportion costs between entities include, but are not limited to, charges based upon percentages of
(i) time spent on each entity relative to total hours worked; (ii) cash expenditures by entity relative to total expenditures; and (iii) real estate sales and closings by entity relative to total sales and closings. The total reimbursements made to Towns & Resorts LP during the year ended December 31, 2004, was approximately $2,487,000. Such reimbursement included amounts owing in connection with the Partnership's achievement of certain profit and cash flow levels prior to 2004. On January 1, 2003, certain employees of the Partnership became employees of Towns & Resorts LP. Therefore, a significant portion of the expense related to this reimbursement to Towns & Resorts LP in 2003 was a direct operating expense of the Partnership in prior years. For the year ended December 31, 2004, the Partnership received approximately $73,600 from Towns & Resorts LP or its affiliates.

     In August 2002, the Partnership entered into an agreement for the prospective assignment to and assumption by Towns & Resorts LP of the Partnership's rights and obligations under the lease for its offices (approximately 19,100 rentable square feet of space) in Boca Raton, Florida. The assignment and assumption was effective January 1, 2004.
From and after the effective date, Towns & Resorts LP will charge to the Partnership an allocable portion of the monthly base rent (which ranges from approximately $27,000 to $29,000 through January 31, 2005), operating expenses and tenant improvement costs, if any, incurred by Towns & Resorts LP pursuant to the lease. The allocation method for such costs is discussed in the preceding paragraph and is similar to the allocation method previously used by the Partnership to charge to Towns & Resorts LP a portion of the lease costs.

     The Partnership received reimbursement from Towns & Resorts LP and its affiliates for the use of certain equipment and property owned or leased by the Partnership. In addition, in July 2003, the Partnership assigned its rights as licensee in certain software licenses to The St. Joe Company in consideration of a payment for the assignment. The Partnership remains contingently liable to the software licensor for performance of the obligations under the software licenses and retains certain rights to use the software licenses. The net reimbursement and payment received for these items by the Partnership for the year ended December 31, 2004 was approximately $0 and $194,000 for the year ended December 31, 2003.

     JMB Insurance Agency, Inc., an affiliate of the General Partner, earned and received insurance brokerage commissions in 2004 of approximately $12,100 in connection with providing insurance coverage for certain of the properties of the Partnership, all of which was paid as of December 31, 2004. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The General Partner of the Partnership or its affiliates are entitled to reimbursement for their direct expenses or out-of-pocket expenses relating to the administration of the Partnership and the acquisition, development, ownership, supervision, and operation of the Partnership assets. In 2004, the General Partner and its affiliates were entitled to reimbursements for legal, accounting and treasury services. Such costs for 2004 were approximately $551,900, all of which were paid as of December 31, 2004.

     Amounts payable to or by the General Partner, Towns & Resorts LP or their affiliates do not bear interest and are expected to be paid in future periods.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Ernst & Young LLP audited the accompanying consolidated financial statements for the years ended December 31, 2004 and 2003. The fees billed by Ernst & Young LLP for all professional services for each of those years were as follows:

     (1)  AUDIT FEES

     The aggregate fees billed for each of the years ended December 31, 2004 and 2003 for professional services rendered by Ernst & Young LLP for the audit of the Partnership's annual financial statements and review of financial statements included in the Partnership's Form 10-Q filings were approximately $168,900 and $76,000, respectively.

     (2)  AUDIT-RELATED FEES

     None

     (3)  TAX FEES

     The aggregate fees billed for each of the years ended December 31, 2004 and 2003, for professional services rendered by Ernst & Young LLP for tax planning, tax compliance and tax return preparation were approximately $10,700 and $20,000, respectively.

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

        (b)  Reports on Form 8-K:

                  On December 10, 2004, a current report on Form 8-K was
             filed with the Commission reporting under Item 5 (Other Events) as the Partnership entered into a Material Definitive Agreement.

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


                        ARVIDA/JMB PARTNERS, L.P.

                        BY:     Arvida/JMB Managers, Inc.
                                (The General Partner)



                                GAILEN J. HULL
                        By:     Gailen J. Hull
                                Vice President
                        Date:   March 25, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                GAILEN J. HULL
                        By:     Gailen J. Hull, Vice President
                                Principal Accounting Officer
                                and Principal Financial Officer
                        Date:   March 25, 2005



                                GARY NICKELE
                        By:     Gary Nickele, President and Sole Director
                                Principal Executive Officer
                        Date:   March 25, 2005

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