Form 10-Q
period 2005-03-31
ARVIDA JMB PARTNERS L P
filed 2005-05-13
CIK 814046

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.   20549




              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 2005         Commission file #0-16976




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations . . . . . . . . . . . . . . . . . . . .    15

Item 4.    Controls and Procedures. . . . . . . . . . . . . .    17



PART II    OTHER INFORMATION


Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    18

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    18

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                      CONSOLIDATED BALANCE SHEETS




                                ASSETS
                                ------

                                           MARCH 31,     DECEMBER 31,
                                             2005           2004
                                          (Unaudited)    (See Note)
                                         -------------   ------------

Cash and cash equivalents . . . . . . .   $  3,524,106   $ 37,590,586
Restricted cash . . . . . . . . . . . .        670,190        718,633
Debt securities held-to-maturity. . . .     41,773,710     19,968,034
Accounts receivable . . . . . . . . . .          4,548          5,074
Property and equipment, net . . . . . .          8,036         11,528
Investments in and advances to
  joint ventures, net . . . . . . . . .        165,416        164,325
Amounts due from affiliates, net. . . .            611          --
Prepaid expenses and other assets . . .        186,674        132,923
                                          ------------   ------------

          Total assets. . . . . . . . .   $ 46,333,291   $ 58,591,103
                                          ============   ============

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                CONSOLIDATED BALANCE SHEETS (CONTINUED)



              LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
              ------------------------------------------

                                           MARCH 31,     DECEMBER 31,
                                             2005           2004
                                          (Unaudited)    (See Note)
                                         -------------   ------------
Liabilities:
  Accounts payable. . . . . . . . . . .   $    111,270   $     97,960
  Amounts due to affiliates, net. . . .          --             5,372
  Accrued expenses and other
    liabilities . . . . . . . . . . . .      4,630,954      5,312,336
                                          ------------   ------------
          Total liabilities . . . . . .      4,742,224      5,415,668
                                          ------------   ------------

  Commitments and contingencies

Partners' capital accounts:
  General Partner and
   Associate Limited Partners:
    Capital contributions . . . . . . .         20,000         20,000
    Cumulative net income . . . . . . .    103,588,184    103,595,430
    Cumulative cash distributions . . .    (98,366,535)   (97,244,327)
                                          ------------   ------------
                                             5,241,649      6,371,103
                                          ------------   ------------
  Limited Partners:
    Capital contributions,
      net of offering costs . . . . . .    364,841,815    364,841,815
    Cumulative net income . . . . . . .    381,558,515    381,913,554
    Cumulative cash distributions . . .   (710,050,912)  (699,951,037)
                                          ------------   ------------
                                            36,349,418     46,804,332
                                          ------------   ------------
          Total partners' capital
            accounts. . . . . . . . . .     41,591,067     53,175,435
                                          ------------   ------------

          Total liabilities and
            partners' capital . . . . .   $ 46,333,291   $ 58,591,103
                                          ============   ============


NOTE: The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.










              The accompanying notes are an integral part of these consolidated financial statements.

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                 CONSOLIDATED STATEMENTS OF OPERATIONS

              THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                              (UNAUDITED)


                                             2005          2004
                                          -----------   -----------

Revenues:
  Other operating revenues. . . . . . .   $    51,744   $   130,784
                                          -----------   -----------
      Total revenues. . . . . . . . . .        51,744       130,784
                                          -----------   -----------
Cost of revenues:
  Other operating expense . . . . . . .           213        23,986
                                          -----------   -----------
      Total cost of revenues. . . . . .           213        23,986
                                          -----------   -----------

Gross operating profit. . . . . . . . .        51,531       106,798
Selling, general and
  administrative expenses . . . . . . .      (733,351)     (791,329)
                                          -----------   -----------
      Net operating loss. . . . . . . .      (681,820)     (684,531)

Interest income . . . . . . . . . . . .       322,155        80,963
Equity in losses of unconsolidated
  ventures. . . . . . . . . . . . . . .        (2,620)      (13,435)
Interest and real estate taxes,
  net of amounts capitalized. . . . . .         --          (10,054)
                                          -----------   -----------

      Net loss. . . . . . . . . . . . .   $  (362,285)  $  (627,057)
                                          ===========   ===========

      Net loss per Limited
        Partnership Interest. . . . . .   $      (.88)  $     (1.52)
                                          ===========   ===========

      Cash distributions per
        Limited Partnership Interest. .   $     25.00   $     --
                                          ===========   ===========




















              The accompanying notes are an integral part
             of these consolidated financial  statements.

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

              THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                              (UNAUDITED)

                                             2005          2004
                                          -----------   -----------
Net loss. . . . . . . . . . . . . . . .   $  (362,285)  $  (627,057)
Charges (credits) to net loss
 from operations not requiring
 (providing) cash:
  Depreciation. . . . . . . . . . . . .         3,493         4,276
  Amortization of discount on
    held-to-maturity debt securities. .      (116,054)        --
  Equity in losses of unconsolidated
    ventures. . . . . . . . . . . . . .         2,620        13,435
Changes in:
  Restricted cash . . . . . . . . . . .        48,443          (555)
  Trade and other accounts receivable .           526       295,469
  Amounts due to/from affiliates, net .        (5,983)      569,114
  Prepaid expenses and other assets . .       (53,751)       72,942
  Accounts payable, accrued expenses
    and other liabilities . . . . . . .      (682,552)   (2,894,569)
                                         ------------  ------------
          Net cash used in
            operating activities. . . .    (1,165,543)   (2,566,945)
                                         ------------  ------------

Investing activities:
  Acquisition of held-to-maturity
    debt securities . . . . . . . . . .   (31,689,622)        --
  Proceeds from held-to-maturity
    debt securities . . . . . . . . . .    10,000,000         --
  Joint venture distributions . . . . .        10,768        17,000
                                         ------------  ------------
          Net cash (used in)
            provided by investing
            activities. . . . . . . . .   (21,678,854)       17,000
                                         ------------  ------------

Financing activities:
  Distributions to General Partner
    and Associate Limited Partners. . .    (1,122,208)        --
  Distributions to Limited Partners . .   (10,099,875)        --
                                         ------------  ------------
          Net cash used in
            financing activities. . . .   (11,222,083)        --
                                         ------------  ------------
Decrease in Cash and
  cash equivalents. . . . . . . . . . .   (34,066,480)   (2,549,945)
Cash and cash equivalents,
  beginning of period . . . . . . . . .    37,590,586    65,450,117
                                         ------------  ------------
Cash and cash equivalents,
  end of period . . . . . . . . . . . .  $  3,524,106  $ 62,900,172
                                         ============  ============







              The accompanying notes are an integral part of these consolidated financial statements.

                       ARVIDA/JMB PARTNERS, L.P.
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 2005
                              (UNAUDITED)



     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2004, which are included in the Partnership's 2004 Annual Report on Form 10-K (File No. 0-16976) filed on March 31, 2005, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements, and which are required by U.S. generally accepted accounting principles for complete financial statements, have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Partnership's 2004 Annual Report.


GENERAL

     In the opinion of the General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of March 31, 2005 and December 31, 2004 and for the three months ended
March 31, 2005 and 2004. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2005.


     Debt Securities Held-to-Maturity

     The Partnership purchased investments during 2004 and 2005 which generally mature between three months and eighteen months from the date of purchase. The investments consist of U.S. Government obligations. The Partnership intends to hold these obligations to maturity, and therefore, classifies these investments as Held-to-maturity securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

     Investments in debt securities held-to-maturity as of March 31, 2005 and December 31, 2004 consist of the following:

                                            2005           2004
                                        ------------   ------------
     Amortized cost . . . . . . . . . . $ 41,773,710   $ 19,968,034
     Gross unrealized losses. . . . . .       77,057         29,302
                                        ------------   ------------
     Market value . . . . . . . . . . . $ 41,696,653   $ 19,938,732
                                        ============   ============

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

     For the periods ended March 31, 2005 and December 31, 2004, changes in the warranty accrual consisted of the following:

                                           2005             2004
                                        ----------       ----------
Accrued warranty costs,
  beginning of year . . . . . . .       $  808,000       $1,569,000
Estimated liability recorded. . .            --             235,000
Payments made . . . . . . . . . .         (140,000)        (996,000)
                                        ----------       ----------
Accrued warranty costs,
  end of year . . . . . . . . . .       $  668,000       $  808,000
                                        ==========       ==========

     Accrued warranty costs are included in Accrued expenses and other liabilities on the accompanying consolidated balance sheets.

     Obligations Under Sale Agreements

     In connection with the sale of The Shoppes of Town Center (the "Shoppes") in Weston on February 7, 2003, certain consolidated entities of the Partnership undertook certain indemnity obligations to the purchaser or its lender. In general, these obligations relate to indemnification against loss, costs or expenses arising out of a breach of representation or warranty, possible claims of tenants, certain rent obligations, restrictions on the leasing or use of the property, litigation relating to the property, claims occurring or accruing prior to the closing and certain other usual and customary matters. Some of these indemnity obligations terminate as to claims made after the first anniversary date of the sale while other of these indemnity obligations have no specified termination. In accordance with such indemnification, the seller deposited $100,000 and the buyer deposited $50,000 in escrow to secure the obligation to indemnify the buyer's lender for such claims. The Partnership received $50,000 of the $100,000 noted above during 2003 and received the remaining $50,000 in October 2004. The seller also deposited $50,000 in escrow as security for completion of remediation work for compliance with the Americans with Disabilities Act. The remediation work has been completed and in February 2005, the Partnership received $50,000 which was the final refund of monies escrowed by the seller. The Partnership believes that it has no material remaining indemnity liabilities relative to such sale as of March 31, 2005.

     Accrued Expenses and Other Liabilities

     Accrued expenses and other liabilities includes estimated project completion costs on real estate inventory sold in prior years, warranty reserves, and reserves for contingencies.

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

     Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R) "Share-Based Payment" (FAS 123(R)), a revision of FAS 123 "Accounting for Stock Based Compensation". FAS 123(R) requires compensation costs related to share-based payments to be recognized in the income statement over the vesting period. The amount of the compensation cost will be measured based on the grant-date fair value of the instrument issued. FAS 123(R) is effective no later than the beginning of the first fiscal year beginning after June 15, 2005, for all awards granted or modified after that date and for those awards granted prior to that date that have not vested. FAS 123(R) will have no impact on the Partnership.

     Partnership Distributions

     During January 2005, the Partnership made a distribution of $10,099,875 to its Holders of Interests ($25 per Interest) and $1,122,208 to the General Partner and Associate Limited Partners, collectively.

     Reclassifications

     Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

     Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements and accompanying notes. Actual results could differ from those estimates.


RESTRICTED CASH

     Restricted cash are amounts restricted under escrow agreements, and cash which collateralizes both letters of credit and outstanding performance bonds.


TRANSACTIONS WITH AFFILIATES

     The Partnership, subject to certain limitations, may engage affiliates of the General Partner for insurance brokerage and certain other administrative services to be performed in connection with the administration of the Partnership and its assets. The total of such costs for the three months ended March 31, 2005 was approximately $6,250 all of which was paid as of April 30, 2005. The total of such costs for the three months ended March 31, 2004 was approximately $1,100. In addition, the General Partner and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Partnership and the operation of the Partnership's properties. The Partnership reimbursed such costs totalling approximately $373,000 and $82,000 for the three months ended March 31, 2005 and 2004, respectively, including amounts due for prior periods.

     For the three month periods ended March 31, 2005 and 2004, the Partnership reimbursed St. Joe Towns and Resorts, LP, formerly known as St. Joe/Arvida Company L.P. ("St. Joe T&R") or its affiliates approximately $69,000 and $2,245,000, respectively, for the services provided to the Partnership by St. Joe T&R pursuant to a sub-management agreement for development and management supervisory and advisory services (and personnel with respect thereto). Such reimbursements included amounts owing in connection with the Partnership's achievement of certain profit and cash flow levels prior to 2003.

     In January 2005, the General Partner and Associate Limited Partners, collectively, received cash distributions in the aggregate amount of $1,122,208.

     All amounts receivable from or payable to the General Partner or its affiliates do not bear interest and are expected to be paid in future periods.

COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under performance bonds for approximately $2,400,000 and $2,949,000 at March 31, 2005 and December 31, 2004, respectively.

     On August 29, 2002, the Partnership entered into an agreement with St. Joe T&R for the prospective assignment to and assumption by St. Joe T&R of the Partnership's rights and obligations under the lease for its offices (approximately 19,100 rentable square feet of space) in Boca Raton, Florida. The assignment and assumption of the lease was made effective January 1, 2004.

     Rental expense of approximately $13,000 and $34,000 was incurred for the three month periods ended March 31, 2005 and 2004, respectively.

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

     The Partnership continues to pursue claims for indemnity or contribution against Disney or its affiliates ("Disney cross-defendants") in connection with the Lakes of the Meadow condominium units that were constructed in whole or in part prior to September 10, 1987 (the date that the Partnership acquired the assets of Arvida Corporation from Disney) but were sold by the Partnership on or after that date. The Partnership's claims for indemnity and contribution have been severed for separate proceedings and trial from the remaining case-in-chief in the Lakes of the Meadow litigation. The Disney cross-defendants have answered the cross-claim denying liability and have filed their own claims for indemnity and contribution. The Partnership will be filing its response to the cross-claim and working towards scheduling this matter. No discovery cutoff or trial date has been set for these claims.

     The Partnership also sought payment or reimbursement of the foregoing settlement amounts from U.S. Fire and an excess insurance carrier, The Home Insurance Company, that is in liquidation proceedings. On December 10, 2004, the Partnership and one of its insurance carriers, U.S. Fire, entered into an agreement (the "Settlement Agreement") to settle their respective claims against each other relating to insurance coverage under a policy of insurance for the period from June 1, 1992 to June 1, 1993 (the "Policy"). The dispute between the Partnership and U.S. Fire concerned whether the Policy covered third-party claims asserted against the Partnership in the Lakes of the Meadow Village matter and claims asserted against the Partnership in an insurance subrogation lawsuit involving certain homes in the Country Walk Community (the "Juarez action"). The Partnership settled the claims asserted against it in the Lakes of the Meadow matter in 2004 for approximately $6.9 million while the claims asserted in the Juarez action continue in litigation.

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

In addition, the Partnership and U.S. Fire released each other for all past, present and future claims, whether currently known or unknown, that arise out of or relate in any way to (i) Hurricane Andrew, which struck Miami-Dade County, Florida on August 24, 1992, and the Policy, and (ii) insurance coverage under the products/completed operations coverage of the Policy. U.S. Fire also released any claim for subrogation that it might have for amounts it has paid or will pay under the Policy and the Settlement Agreement. The Settlement Agreement supercedes prior discussions and understandings, both written and oral, between the parties in regard to their respective claims arising out of or relating to Hurricane Andrew under the Policy and the discharge and release of the products/completed operations aggregate limit of the Policy, including without limitation, all positions taken by U.S. Fire in respect of its reservations of rights in regard to such claims and all positions taken by the Partnership in regard to such claims. As a result, the settlement clarifies that the Partnership has no obligation to reimburse U.S. Fire for any amount that U.S. Fire previously paid for settlements of various lawsuits arising out of or relating to Hurricane Andrew. Shortly after the dismissal of U.S. Fire from the Illinois action, the Partnership dismissed its Illinois action without prejudice, as to the remaining defendants.

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

     The Partnership, the General Partner and certain related parties as well as other unrelated parties have been named defendants in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al., Case No. 03-10709 CACE 12, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was originally filed on or about June 20, 2003, plaintiffs purport to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston, which has approximately 150 homes. On May 9, 2005, plaintiffs filed a nine count second amended complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiffs complain, among other things, that the homes were not adequately built, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation thereof were improper, and that the homes suffer from improper shutter storm protection systems. The Partnership is reviewing the second amended complaint and will file an appropriate response to the second amended complaint. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. Due to, among other things, the early stage of the litigation, the Partnership is not able to determine what, if any, loss exposure that it may have for this matter, and the accompanying consolidated financial statements do not reflect any accruals related to this matter. This case has been tendered to one of the Partnership's insurance carriers, Zurich American Insurance Company (together with its affiliates collectively, "Zurich"), for defense and indemnity. Zurich is providing a defense of this matter under a purported reservation of rights. The Partnership has also engaged other counsel in connection with this lawsuit. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurance.

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

     This report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. Words like "believes," "expects," "anticipates," "likely," and similar expressions used in this report are intended to identify forward-looking statements. These forward-looking statements give the Partnership's current estimates or expectations of future events, circumstances or results, including statements concerning possible future distributions and the amount of time and money that may be involved in completing the liquidation, winding up and termination of the Partnership or, if applicable, a Liquidating Trust as a successor to the Partnership. Any forward-looking statements made in this report are based upon the Partnership's understanding of facts and circumstances as they exist on the date of this report, and therefore such statements speak only as of that date. In addition, the forward-looking statements contained in this report are subject to risks, uncertainties and other factors that may cause the actual events or circumstances, or the results or performances of the Partnership, to be materially different from those estimated or expected, expressly or implicitly, in the forward-looking statements. In particular, but without limitation, the accuracy of statements concerning possible future distributions to the Holders of Interests or the timing, proceeds or costs associated with completion of a liquidation, winding up and termination may be adversely affected by, among other things, various factors discussed below.

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

     At March 31, 2005 and December 31, 2004, the Partnership had unrestricted Cash and cash equivalents and debt securities held-to-maturity of approximately $45,298,000 and $57,559,000, respectively. At April 30, 2005, the Partnership had unrestricted Cash and cash equivalents and debt securities held-to-maturity of approximately $44,785,000. The decrease from December 31, 2004 to March 31, 2005 is primarily due to the distribution made in January totaling approximately $11,222,000. Cash and cash equivalents and debt securities held-to-maturity are available for remaining operations (including warranty work), payment of liabilities, costs of winding up, reserves and distributions to partners and Holders of Interests. The source of both short-term and long-term future liquidity generally is expected to be derived from these funds since the Partnership has no continuing business operations.

RESULTS OF OPERATIONS

     The decrease in assets on the balance sheet at March 31, 2005 as compared to December 31, 2004 is primarily due to the January 2005 distribution. The decrease in Accrued expenses and other liabilities is due primarily to the payment of miscellaneous legal fees, the payment of warranty costs, and other expenditures relating to the Weston Community during the three months ended March 31, 2005.

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

     Other operating revenues for the three months ended March 31, 2005 were generated from the sale of a small parcel of land in Boca Raton, Florida, the carrying value of which was $0. Other operating revenues for the three months ended March 31, 2004 included the receipt of a payment for the Partnership granting the release of a deed restriction on a land parcel sold by the Partnership in a prior year.

     Selling, general and administrative expenses decreased for the three months ended March 31, 2005 as compared to the same period in 2004 due primarily to decreased support service costs and project administrative costs resulting from the continued orderly liquidation of the Partnership's business operations.

     Interest income increased during the three months ended March 31, 2005 as compared to the same period in 2004 due primarily to the purchase of debt securities which earn higher interest rates than the Partnership's previous cash investments.


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

PART II - OTHER INFORMATION


     ITEM 1.  LEGAL PROCEEDINGS

     See Item 1 of the Financial Statements included in Part I of this report.


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


                ARVIDA/JMB PARTNERS, L.P.

                BY:   Arvida/JMB Managers, Inc.
                      (The General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: May 13, 2005


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of Arvida/JMB Partners, L.P. by the following person in the capacities and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: May 13, 2005