Form 10-Q
period 2005-06-30
ARVIDA JMB PARTNERS L P
filed 2005-08-15
CIK 814046

FORM 10-Q


              SECURITIES AND EXCHANGE COMMISSION
                    Washington D.C.   20549




          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934




For the quarter ended June 30, 2005 Commission file #0-16976




                   ARVIDA/JMB PARTNERS, L.P.
    (Exact name of registrant as specified in its charter)



                Delaware            36-3507015
      (State of organization)(IRS Employer Identification No.)



  900 N. Michigan Avenue., Chicago, IL60611
 (Address of principal executive office)(Zip Code)




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

                  CONSOLIDATED BALANCE SHEETS




                            ASSETS
                            ------

                                     JUNE 30,   DECEMBER 31,
                                      2005         2004
                                   (Unaudited)  (See Note)
                                  ------------- ------------

Cash and cash equivalents. . . . . $ 21,218,658 $ 37,590,586
Restricted cash. . . . . . . . . .      672,741      718,633
Debt securities held-to-maturity .    9,984,575   19,968,034
Accounts receivable. . . . . . . .        4,023        5,074
Property and equipment, net. . . .        4,845       11,528
Investments in and advances to
  joint ventures, net. . . . . . .      165,416      164,325
Prepaid expenses and other assets.      132,404      132,923
                                   ------------ ------------

          Total assets . . . . . . $ 32,182,662 $ 58,591,103
                                   ============ ============

                   ARVIDA/JMB PARTNERS, L.P.
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

            CONSOLIDATED BALANCE SHEETS (CONTINUED)



          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
          ------------------------------------------

                                     JUNE 30,   DECEMBER 31,
                                      2005         2004
                                   (Unaudited)  (See Note)
                                  ------------- ------------
Liabilities:
  Accounts payable . . . . . . . . $     20,496 $     97,960
  Amounts due to affiliates, net .       29,942        5,372
  Accrued expenses and other
    liabilities. . . . . . . . . .    4,541,367    5,312,336
                                   ------------ ------------
          Total liabilities. . . .    4,591,805    5,415,668
                                   ------------ ------------

  Commitments and contingencies

Partners' capital accounts:
  General Partner and
   Associate Limited Partners:
    Capital contributions. . . . .       20,000       20,000
    Cumulative net income. . . . .  103,577,510  103,595,430
    Cumulative cash distributions.  (99,713,185) (97,244,327)
                                   ------------ ------------
                                      3,884,325    6,371,103
                                   ------------ ------------
  Limited Partners:
    Capital contributions,
      net of offering costs. . . .  364,841,815  364,841,815
    Cumulative net income. . . . .  381,035,479  381,913,554
    Cumulative cash distributions. (722,170,762)(699,951,037)
                                   ------------ ------------
                                     23,706,532   46,804,332
                                   ------------ ------------
          Total partners' capital
            accounts . . . . . . .   27,590,857   53,175,435
                                   ------------ ------------

          Total liabilities and
            partners' capital. . . $ 32,182,662 $ 58,591,103
                                   ============ ============


NOTE:The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.










          The accompanying notes are an integral part of these consolidated financial statements.

                                   ARVIDA/JMB PARTNERS, L.P.
                                    (A LIMITED PARTNERSHIP)
                                   AND CONSOLIDATED VENTURES

                             CONSOLIDATED STATEMENTS OF OPERATIONS

                       THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                          (UNAUDITED)

                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  JUNE 30                   JUNE 30
                                          ------------------------- ------------------------
                                               2005         2004        2005         2004
                                           -----------  ----------- -----------  -----------
Revenues:
  Other operating revenues . . . . . . . . $   200,000  $    14,298 $   251,744  $   145,082
                                           -----------  ----------- -----------  -----------
      Total revenues . . . . . . . . . . .     200,000       14,298     251,744      145,082
                                           -----------  ----------- -----------  -----------
Cost of revenues:
  Housing. . . . . . . . . . . . . . . . .     390,500        --        390,500        --
  Other operating expense. . . . . . . . .         638       15,568         851       39,554
                                           -----------  ----------- -----------  -----------
      Total cost of revenues . . . . . . .     391,138       15,568     391,351       39,554
                                           -----------  ----------- -----------  -----------

Gross operating (loss) profit. . . . . . .    (191,138)      (1,270)   (139,607)     105,528
Selling, general and administrative expenses  (561,693)    (555,352) (1,295,044)  (1,346,681)
                                           -----------  ----------- -----------  -----------
      Net operating loss . . . . . . . . .    (752,831)    (556,622) (1,434,651)  (1,241,153)

Interest income. . . . . . . . . . . . . .     224,381       99,527     546,536      180,490
Equity in losses of unconsolidated ventures      --         (15,091)     (2,620)     (28,526)
Interest and real estate taxes, net of
  amounts capitalized. . . . . . . . . . .      (5,260)     (10,660)     (5,260)     (20,714)
                                           -----------  ----------- -----------  -----------
      Net loss . . . . . . . . . . . . . . $  (533,710) $  (482,846)$  (895,995) $(1,109,903)
                                           ===========  =========== ===========  ===========
      Net loss per Limited Partnership
        Interest . . . . . . . . . . . . . $     (1.29) $     (1.17)$     (2.17) $     (2.69)
                                           ===========  =========== ===========  ===========
      Cash distributions per
        Limited Partnership Interest . . . $     30.00  $     --    $     55.00  $     --
                                           ===========  =========== ===========  ===========

   The accompanying notes are an integral part of these consolidated financial  statements.

                   ARVIDA/JMB PARTNERS, L.P.
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

             CONSOLIDATED STATEMENTS OF CASH FLOWS

            SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                          (UNAUDITED)

                                      2005         2004
                                  ------------ ------------
Net loss . . . . . . . . . . . . .$   (895,995)$ (1,109,903)
Charges (credits) to net loss
 from operations not requiring
 (providing) cash:
  Depreciation . . . . . . . . . .       6,683        8,300
  Amortization of discount on held-
    to-maturity debt securities. .    (226,919)      (1,210)
  Equity in losses of unconsolidated
    ventures . . . . . . . . . . .       2,620       28,526
Changes in:
  Restricted cash. . . . . . . . .      45,892       94,984
  Trade and other accounts receivable    1,051      295,469
  Amounts due to/from affiliates, net   24,570      439,093
  Prepaid expenses and other assets        519      100,487
  Accounts payable, accrued expenses
    and other liabilities. . . . .    (862,912) (10,485,439)
                                  ------------ ------------
          Net cash used in
            operating activities .  (1,904,491) (10,629,693)
                                  ------------ ------------
Investing activities:
  Acquisition of held-to-maturity
    debt securities. . . . . . . . (31,689,622)  (9,946,567)
  Proceeds from held-to-maturity
    debt securities. . . . . . . .  41,900,000        --
  Joint venture distributions. . .      10,768       17,000
                                  ------------ ------------
          Net cash provided by
            (used in) investing
            activities . . . . . .  10,221,146   (9,929,567)
                                  ------------ ------------
Financing activities:
  Distributions to General Partner
    and Associate Limited Partners  (2,468,858)    (450,000)
  Distributions to Limited Partners(22,219,725)       --
                                  ------------ ------------
          Net cash used in
            financing activities . (24,688,583)    (450,000)
                                  ------------ ------------
Decrease in Cash and
  cash equivalents . . . . . . . . (16,371,928) (21,009,260)
Cash and cash equivalents,
  beginning of period. . . . . . .  37,590,586   65,450,117
                                  ------------ ------------
Cash and cash equivalents,
  end of period. . . . . . . . . .$ 21,218,658 $ 44,440,857
                                  ============ ============









          The accompanying notes are an integral part of these consolidated financial statements.

                   ARVIDA/JMB PARTNERS, L.P.
                    (A LIMITED PARTNERSHIP)
                   AND CONSOLIDATED VENTURES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         JUNE 30, 2005
                          (UNAUDITED)



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


GENERAL

     In the opinion of the General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying consolidated financial statements as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and 2004. The results of operations for the six month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2005.


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

     Investments in debt securities held-to-maturity as of June 30, 2005 and December 31, 2004 consist of the following:

                                     2005          2004
                                 ------------  ------------
     Amortized cost. . . . . . . .$  9,984,575 $ 19,968,034
     Gross unrealized losses . . .     42,775        29,302
                                 ------------  ------------
     Market value. . . . . . . . .$  9,941,800 $ 19,938,732
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

     For the periods ended June 30, 2005 and December 31, 2004, changes in the warranty accrual consisted of the following:

                                     2005           2004
                                  ----------     ----------
Accrued warranty costs,
  beginning of period. . . . .    $  808,000     $1,569,000
Estimated liability recorded .       391,000        235,000
Payments made. . . . . . . . .      (298,000)      (996,000)
                                  ----------     ----------
Accrued warranty costs,
  end of period. . . . . . . .    $  901,000     $  808,000
                                  ==========     ==========

     Accrued warranty costs are included in Accrued expenses and other liabilities on the accompanying consolidated balance sheets.

     Obligations Under Sale Agreements

     In connection with the sale of The Shoppes of Town Center (the "Shoppes") in Weston on February 7, 2003, certain consolidated entities of the Partnership undertook certain indemnity obligations to the purchaser or its lender. In general, these obligations relate to indemnification against loss, costs or expenses arising out of a breach of representation or warranty, possible claims of tenants, certain rent obligations, restrictions on the leasing or use of the property, litigation relating to the property, claims occurring or accruing prior to the closing and certain other usual and customary matters. Some of these indemnity obligations terminate as to claims made after the first anniversary date of the sale while other of these indemnity obligations have no specified termination. In accordance with such indemnification, the seller deposited $100,000 and the buyer deposited $50,000 in escrow to secure the obligation to indemnify the buyer's lender for such claims. The Partnership received $50,000 of the $100,000 noted above during 2003 and received the remaining $50,000 in October 2004. The seller also deposited $50,000 in escrow as security for completion of remediation work for compliance with the Americans with Disabilities Act. The remediation work has been completed and in February 2005, the Partnership received $50,000 which was the final refund of monies escrowed by the seller. The Partnership believes that it has no material remaining indemnity liabilities relative to such sale as of June 30, 2005.

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

     Recent Accounting Pronouncements

     In June 2005, the FASB ratified the EITF's consensus on Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights," ("EITF 04-5"). In addition, the FASB has issued final FASB Staff Position (FSP) SOP 78-9-1, "Interaction of AICPA Statement of Position (SOP) 78-9 and EITF Issue 04-5" to amend SOP 78-9, Accounting for Investments in Real Estate Ventures, so that its guidance is consistent with the consensus reached by the EITF in Issue No. 04-5.
EITF 04-5 establishes that determining control of a limited partnership requires judgment, but that generally a sole general partner is deemed to control a limited partnership unless the limited partners have (a) the ability to substantially liquidate the partnership or otherwise remove the general partner without cause and/or (b) substantive participating rights. The consensus is currently applicable to the Partnership for new or modified partnerships, and will otherwise be applicable to existing partnerships in 2006. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership.
The Partnership is currently evaluating the effect of this consensus on its consolidation policies.

     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections ("FAS 154"), which requires companies making voluntary changes to their accounting policies to apply the changes retrospectively, meaning that past earnings will be revised to reflect the impact in each period, rather than the current practice of taking a single charge against current earnings. The statement applies to all voluntary changes in accounting policies and to new rules issued by the FASB that require companies to change their accounting, unless otherwise stated in the new rules. FAS 154 is effective for the Partnership beginning January 1, 2006, with earlier application allowed. The Partnership plans to adopt FAS 154 as of January 1, 2006 and does not expect FAS 154 to have a material effect on its current financial position or results of operations.

     Partnership Distributions

     In May 2005, the Partnership made a distribution of $12,119,850 to its Holders of Interests ($30 per Interest) and $1,346,650 to the General Partner and Associate Limited Partners, collectively.

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

TRANSACTIONS WITH AFFILIATES

     The Partnership, subject to certain limitations, may engage affiliates of the General Partner for insurance brokerage and certain other administrative services to be performed in connection with the administration of the Partnership and its assets. The total of such costs for the six months ended June 30, 2005 was approximately $6,250 all of which was paid as of August 1, 2005. The total of such costs for the six months ended June 30, 2004 was approximately $2,000. In addition, the General Partner and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Partnership and the operation of the Partnership's properties. The Partnership reimbursed such costs totalling approximately $418,500 and $104,800 for the six months ended June 30, 2005 and 2004, respectively, including amounts due for prior periods.

     For the six month periods ended June 30, 2005 and 2004, the Partnership reimbursed St. Joe Towns and Resorts, LP, formerly known as St. Joe/Arvida Company L.P. ("St. Joe T&R") or its affiliates approximately $92,000 and $2,312,000, respectively, for the services provided to the Partnership by St. Joe T&R pursuant to a sub-management agreement for development and management supervisory and advisory services (and personnel with respect thereto). Such reimbursements included amounts owing in connection with the Partnership's achievement of certain profit and cash flow levels prior to 2003. The Partnership also receives reimbursement from St. Joe/Arvida and its affiliates for certain general and administrative costs. For the six month periods ended June 30, 2005 and 2004, the Partnership was entitled to reimbursement of such costs totaling approximately $23,300 and $41,100, respectively, from St. Joe/Arvida and its affiliates.

     In May 2005, the General Partner and Associate Limited Partners, collectively, received cash distributions in the aggregate amount of $1,346,650.

     In January 2005, the General Partner and Associate Limited Partners, collectively, received cash distributions in the aggregate amount of $1,122,208.

     All amounts receivable from or payable to the General Partner or its affiliates do not bear interest and are expected to be paid in future periods.

COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Partnership is contingently liable under performance bonds for approximately $2,444,000 and $2,949,000 at June 30, 2005 and December 31, 2004, respectively.

     On August 29, 2002, the Partnership entered into an agreement with St. Joe T&R for the prospective assignment to and assumption by St. Joe T&R of the Partnership's rights and obligations under the lease for its offices (approximately 19,100 rentable square feet of space) in Boca Raton, Florida. The assignment and assumption of the lease was made effective January 1, 2004.

     Rental expense of approximately $56,100 and $91,900 was incurred for the six month periods ended June 30, 2005 and 2004, respectively.

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

     The Partnership, the General Partner and certain related parties as well as other unrelated parties have been named defendants in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al., Case No. 03-10709 CACE 12, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was originally filed on or about June 20, 2003, plaintiffs purport to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston, which has approximately 150 homes. On May 9, 2005, plaintiffs filed a nine count second amended complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiffs complain, among other things, that the homes were not adequately built, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation thereof were improper, and that the homes suffer from improper shutter storm protection systems. The Partnership filed a motion to dismiss the second amended complaint which is scheduled for hearing on October 5, 2005. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. Due to, among other things, the early stage of the litigation, the Partnership is not able to determine what, if any, loss exposure that it may have for this matter, and the accompanying consolidated financial statements do not reflect any accruals related to this matter. This case has been tendered to one of the Partnership's insurance carriers, Zurich American Insurance Company (together with its affiliates collectively, "Zurich"), for defense and indemnity. Zurich is providing a defense of this matter under a purported reservation of rights. The Partnership has also engaged other counsel in connection with this lawsuit. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurance.

     The following three lawsuits in large part allegedly arise out of landscaping issues at certain subdivisions in the Weston Community. These lawsuits are collectively referred to as the "landscape cases."

     A case, The Ridges Maintenance Association, Inc. v. Arvida/JMB Partners, et al., Case No. 03-10189 (05) (the "Ridges Case"), was filed on or about June 6, 2003 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The defendants in this action include Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida Management Limited Partnership, CCL Consultants, Inc. ("CCL"), Bamboo Hammock Nursery, Inc. ("Bamboo Hammock"), and Lagasse Pool Construction, Co. ("Lagasse"). Plaintiff is alleged to be a homeowners' association representing the owners of approximately 1,500 homes and extensive common areas in the Ridges subdivision in Weston. In the six-count amended complaint that was filed on September 20, 2004, plaintiff seeks unspecified compensatory damages, prejudgment interest, court costs and such other and further relief as the court might deem just and proper. In Count I, plaintiff seeks damages from the Arvida defendants for alleged negligent design, construction and/or maintenance of the landscaping and common elements that allegedly resulted in defects of the landscaping, sidewalks, irrigation systems, and community pool. With respect to the landscaping claims, the plaintiff alleges that it evaluated the condition of the common areas after the turnover of the community in January 2000 and discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, improper planting of inferior quality/grade of landscaping contrary to controlling government codes, shallow planting of landscaping, landscape planting in inappropriate areas, and the planting of landscaping that would uproot sidewalks. In Count II, plaintiff seeks damages from CCL, the alleged civil engineer for the community, in connection with the alleged negligent design, construction or maintenance of the common areas and elements. In Count III, plaintiff seeks damages from Bamboo Hammock, the alleged landscape engineer, architect, supplier, installer and/or designer, in connection with alleged defects in the landscaping resulting in damage to, among other things, the landscaping and sidewalks. In Count IV, plaintiff seeks damages from Lagasse for alleged defects in the community pool. In Count V, plaintiff seeks damages from Arvida/JMB Partners, a general partnership in which the Partnership owns a 99.9% interest, and Arvida/JMB Managers, Inc., the General Partner of the Partnership, seeking to hold these entities vicariously responsible for the acts of CCL, Bamboo Hammock, and/or Lagasse. In Count VI, plaintiff seeks damages from the Arvida/JMB Partners and Arvida/JMB Managers, Inc. for various breaches of fiduciary duty. In this count, plaintiff alleges that prior to the turnover of the community, these defendants engaged in acts that amounted to a breach of fiduciary duty to plaintiff in that they, among other things, (i) allegedly improperly executed an amendment to the declarations of covenant for their sole benefit and to the financial detriment of the plaintiff; (ii) allegedly engaged in acts that constituted a conflict of interest; (iii) allegedly failed to maintain appropriate care, custody and control over the financial affairs of the homeowners' association by failing to pay for common expenses; (iv) allegedly improperly transferred funds by and between plaintiff and a non-party, The Town Foundation, Inc., which transfers allegedly amounted to a violation of these defendants' obligations to fund operating deficits and a breach of fiduciary duty; and (v) allegedly transferred funds by and between various entities under their common control in violation of Florida statute and their fiduciary duty to plaintiff. The Arvida defendants' motion to dismiss or in the alternative for a more definite statement was denied.
The Arvida defendants filed their answers to all relevant counts except Count V to which it filed a motion to dismiss.

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

SUBSEQUENT EVENT

     In July 2005, Ocala 202 Joint Venture closed on the sale of a 2.5 acre commercial parcel in Ocala, Florida, to an unaffiliated third party. The Partnership is a 50% owner of the joint venture. The gross sales price of the Ocala parcel was $400,000. Net cash proceeds received from the sale, after prorations and closing costs totaled approximately $375,000, of which the Partnership's share was approximately $187,500.


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

     Pending the completion of the liquidation, winding up and termination of the Partnership (or if applicable, following its formation, the liquidating trust), it is anticipated that the Partnership (or the liquidating trust, as the case may be) will retain a substantial amount of funds in reserve to provide for the payment of, the defense against, or other satisfaction or resolution of obligations, liabilities (including contingent liabilities) and current and possible future claims, including those for possible construction repairs, homeowner warranty claims, completion of work for certain homeowner associations and master associations and pending and possible future litigation and environmental matters. The amount of funds to be retained in reserve for these purposes has not yet been determined but it is likely that all of the Partnership's remaining assets, subject to the obligations and liabilities of the Partnership, will be contributed to the liquidating trust. It is not possible to estimate with preciseness the amount of time or money that it will take to effect the liquidating trust's liquidation, winding up and termination. That portion, if any, of the funds held in reserve that are not ultimately used to pay, defend or otherwise resolve or satisfy obligations, liabilities or claims would subsequently be distributed to the beneficiaries of the liquidating trust as a final liquidating distribution at a later date.

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

     During May 2005, the Partnership made a distribution of $12,119,850 to its Holders of Interests ($30 per Interest) and $1,346,650 to its General Partner and Associate Limited Partners, collectively.

     During January 2005, the Partnership made a distribution of $10,099,875 to its Holders of Interests ($25 per Interest) and $1,122,208 to its General Partner and Associate Limited Partners, collectively.

     At June 30, 2005 and December 31, 2004, the Partnership had unrestricted Cash and cash equivalents and debt securities held-to-maturity of approximately $31,203,000 and $57,559,000, respectively. At July 31, 2005, the Partnership had unrestricted Cash and cash equivalents and debt securities held-to-maturity of approximately $31,306,000. The decrease from December 31, 2004 to June 30, 2005 is primarily due to the distributions made in the months of January and May totaling approximately $24,689,000. Cash and cash equivalents and debt securities held-to-maturity are available for remaining operations (including warranty work), payment of liabilities, costs of winding up, reserves and distributions to partners and Holders of Interests. The source of both short-term and long-term future liquidity generally is expected to be derived from these funds since the Partnership has no continuing business operations.

RESULTS OF OPERATIONS

     The decrease in assets on the balance sheet at June 30, 2005 as compared to December 31, 2004 is primarily due to the distributions made in January and May 2005. The decrease in Accrued expenses and other liabilities is due primarily to the payment of project completion costs on real estate inventory sold in prior years relating to the Weston Community during the six months ended June 30, 2005.

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

     The negative gross operating profit margins for the three and six months ended June 30, 2005 are due to changes in the Partnership's estimated remaining warranty costs.

     Other operating revenues for the three and six months ended June 30, 2005 were generated from the sale of two small parcels of land in Boca Raton and in Weston, Florida, the carrying value of which was $0 and receipt of a payment for the release of a deed restriction for property in Boca Raton, Florida. Other operating revenues for the six months ended June 30, 2004 primarily included the receipt of a payment for the Partnership granting the release of a deed restriction on a land parcel sold by the Partnership in a prior year.

     Selling, general and administrative expenses decreased for the six months ended June 30, 2005 as compared to the same period in 2004 due primarily to decreased support service costs and project administrative costs resulting from the continued orderly liquidation of the Partnership's business operations. Selling, general and administrative expenses increased for the three months ended June 30, 2005 as compared to the same period in 2004 due primarily to increased expenses related to legal matters.

     Interest income increased during the three and six months ended
June 30, 2005 as compared to the same period in 2004 due primarily to the purchase of debt securities and money market funds which earn higher interest rates than the Partnership's previous cash investments.


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


              ARVIDA/JMB PARTNERS, L.P.

              BY:  Arvida/JMB Managers, Inc.
                   (The General Partner)




                   By:  GAILEN J. HULL
                        Gailen J. Hull, Vice President
                   Date:August 15, 2005


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of Arvida/JMB Partners, L.P. by the following person in the capacities and on the date indicated.




                   By:  GAILEN J. HULL
                        Gailen J. Hull, Chief Financial Officer
                        and Principal Accounting Officer
                   Date:August 15, 2005