Form 10-Q
period 2005-09-30
ALP LIQUIDATING TRUST
filed 2005-12-20
CIK 814046

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C.   20549




                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended September 30, 2005         Commission file #0-16976




                           ALP LIQUIDATING TRUST
          (Exact name of registrant as specified in its charter)



                Delaware                         36-3507015
      (State of organization)           (IRS Employer Identification No.)



  900 N. Michigan Avenue., Chicago, IL             60611
 (Address of principal executive office)          (Zip Code)



Registrant's telephone number, including area code 312/440-4800



                         ARVIDA/JMB PARTNERS, L.P.
       ------------------------------------------------------------
       (Former name or former address, if changed since last report)




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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [ X ]

                             TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements. . . . . . . . . . . . . . . . .     3


Item 2.    Management's Discussion and Analysis or
           Plan of Operation . . . . . . . . . . . . . . . . . .    17

Item 4.    Controls and Procedures . . . . . . . . . . . . . . .    19



PART II    OTHER INFORMATION


Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . .    20

Item 6.    Exhibits. . . . . . . . . . . . . . . . . . . . . . .    20

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                           ALP LIQUIDATING TRUST
                    (FORMERLY ARVIDA/JMB PARTNERS, L.P.
                          A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

            CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION




                                  ASSETS
                                  ------

                                                           SEPTEMBER 30,
                                                               2005
                                                            (Unaudited)
                                                           -------------

Cash and cash equivalents. . . . . . . . . . . . . . . .     $20,444,896
Restricted cash. . . . . . . . . . . . . . . . . . . . .         666,707
Debt securities. . . . . . . . . . . . . . . . . . . . .       9,975,800
Prepaid expenses and other assets. . . . . . . . . . . .         138,999
                                                             -----------

          Total assets . . . . . . . . . . . . . . . . .      31,226,402



                                LIABILITIES
                                -----------

Estimated costs to be incurred through June 30, 2007 . .       4,817,347
Other current liabilities and accrued expenses . . . . .       3,863,209
                                                             -----------
          Total liabilities. . . . . . . . . . . . . . .       8,680,556
                                                             -----------

          Net assets in liquidation. . . . . . . . . . .     $22,545,846
                                                             ===========























                The accompanying notes are an integral part of these consolidated financial statements.

                           ALP LIQUIDATING TRUST
                    (FORMERLY ARVIDA/JMB PARTNERS, L.P.
                          A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

      CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

                         AS OF SEPTEMBER 30, 2005




Basis at September 30, 2005. . . . . . . . . . . . . . .     $27,363,193

Estimated costs to be incurred through June 30, 2007 . .       4,817,347
                                                             -----------

Net assets in liquidation on September 30, 2005. . . . .     $22,545,846
                                                             ===========















































                The accompanying notes are an integral part of these consolidated financial statements.

                           ALP LIQUIDATING TRUST
                    (FORMERLY ARVIDA/JMB PARTNERS, L.P.
                          A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

             CONSOLIDATED BALANCE SHEET (GOING CONCERN BASIS)




                                  ASSETS
                                  ------

                                                            DECEMBER 31,
                                                               2004
                                                            (See Note)
                                                            ------------

Cash and cash equivalents. . . . . . . . . . . . . . . .    $ 37,590,586
Restricted cash. . . . . . . . . . . . . . . . . . . . .         718,633
Debt securities held-to-maturity . . . . . . . . . . . .      19,968,034
Accounts receivable. . . . . . . . . . . . . . . . . . .           5,074
Property and equipment, net. . . . . . . . . . . . . . .          11,528
Investments in and advances to joint ventures, net . . .         164,325
Due from affiliates. . . . . . . . . . . . . . . . . . .           --
Prepaid expenses and other assets. . . . . . . . . . . .         132,923
                                                            ------------

          Total assets . . . . . . . . . . . . . . . . .    $ 58,591,103
                                                            ============

                           ALP LIQUIDATING TRUST
                    (FORMERLY ARVIDA/JMB PARTNERS, L.P.
                          A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

       CONSOLIDATED BALANCE SHEETS (CONTINUED) (GOING CONCERN BASIS)



                LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                ------------------------------------------

                                                            DECEMBER 31,
                                                               2004
                                                            (See Note)
                                                            ------------
Liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . .    $     97,960
  Amounts due to affiliates, net . . . . . . . . . . . .           5,372
  Accrued expenses and other liabilities . . . . . . . .       5,312,336
                                                            ------------
          Total liabilities. . . . . . . . . . . . . . .       5,415,668
                                                            ------------

  Commitments and contingencies

Capital accounts:
  General Partner and Associate Limited Partners:
    Capital contributions. . . . . . . . . . . . . . . .          20,000
    Cumulative net income. . . . . . . . . . . . . . . .     103,595,430
    Cumulative cash distributions. . . . . . . . . . . .     (97,244,327)
                                                            ------------
                                                               6,371,103
                                                            ------------
  Limited Partners:
    Capital contributions, net of offering costs . . . .     364,841,815
    Cumulative net income. . . . . . . . . . . . . . . .     381,913,554
    Cumulative cash distributions. . . . . . . . . . . .    (699,951,037)
                                                            ------------
                                                              46,804,332
                                                            ------------
          Total partners' capital accounts . . . . . . .      53,175,435
                                                            ------------

          Total liabilities and partners' capital. . . .    $ 58,591,103
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

<table>                                        ALP LIQUIDATING TRUST
                                        (FORMERLY ARVIDA/JMB PARTNERS, L.P.
                                              A LIMITED PARTNERSHIP)
                                             AND CONSOLIDATED VENTURES

                            CONSOLIDATED STATEMENTS OF OPERATIONS (GOING CONCERN BASIS)

                              THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                                    (UNAUDITED)
                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                       -------------------------      ------------------------
                                                          2005           2004           2005           2004
                                                      -----------    -----------    -----------    -----------
Revenues:
  Other operating revenues . . . . . . . . . . . .    $     --       $    12,193    $   251,744    $   157,275
                                                      -----------    -----------    -----------    -----------
      Total revenues . . . . . . . . . . . . . . .          --            12,193        251,744        157,275
                                                      -----------    -----------    -----------    -----------
Cost of revenues:
  Housing. . . . . . . . . . . . . . . . . . . . .          --           216,853        390,500        216,853
  Other operating expense. . . . . . . . . . . . .            738         20,014          1,589         59,568
                                                      -----------    -----------    -----------    -----------
      Total cost of revenues . . . . . . . . . . .            738        236,867        392,089        276,421
                                                      -----------    -----------    -----------    -----------
Gross operating loss . . . . . . . . . . . . . . .           (738)      (224,674)      (140,345)      (119,146)
Selling, general and administrative expenses . . .       (561,953)      (488,633)    (1,856,997)    (1,835,314)
                                                      -----------    -----------    -----------    -----------
      Net operating loss . . . . . . . . . . . . .       (562,691)      (713,307)    (1,997,342)    (1,954,460)

Interest income. . . . . . . . . . . . . . . . . .        274,163         65,533        820,699        246,023
Equity in income (losses) of unconsolidated
  ventures . . . . . . . . . . . . . . . . . . . .         78,914         (7,689)        76,294        (36,215)
Interest and real estate taxes, net of
  amounts capitalized. . . . . . . . . . . . . . .          --           (18,260)        (5,260)       (38,974)
                                                      -----------    -----------    -----------    -----------
      Net loss . . . . . . . . . . . . . . . . . .    $  (209,614)   $  (673,723)   $(1,105,609)   $(1,783,626)
                                                      ===========    ===========    ===========    ===========
      Net loss per Limited Partnership Interest
        prior to the formation of ALP
        Liquidating Trust. . . . . . . . . . . . .    $      (.51)   $     (1.63)   $     (2.68)   $     (4.32)
                                                      ===========    ===========    ===========    ===========
      Cash distributions per Limited
        Partnership Interest prior to the
        formation of ALP Liquidating Trust . . . .    $     --       $     --       $     55.00    $     --
                                                      ===========    ===========    ===========    ===========

             The accompanying notes are an integral part of these consolidated financial  statements.

                           ALP LIQUIDATING TRUST
                    (FORMERLY ARVIDA/JMB PARTNERS, L.P.
                          A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

        CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS)

               NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                (UNAUDITED)

                                                2005           2004
                                            ------------   ------------
Net loss . . . . . . . . . . . . . . . . .  $ (1,105,609)  $ (1,783,626)
Charges (credits) to net loss
 from operations not requiring
 (providing) cash:
  Depreciation . . . . . . . . . . . . . .         7,639         12,201
  Amortization of discount on held-
    to-maturity debt securities. . . . . .      (257,367)       (47,118)
  Realized losses on held-to-maturity
    debt securities. . . . . . . . . . . .        21,173          --
  Equity in (income) losses of
    unconsolidated ventures. . . . . . . .       (76,294)        36,215
  Loss on disposal of property
    and equipment. . . . . . . . . . . . .         3,889          --
Changes in:
  Restricted cash. . . . . . . . . . . . .        51,926         91,863
  Trade and other accounts receivable. . .         1,576        289,364
  Amounts due to/from affiliates, net. . .       (10,519)       380,903
  Prepaid expenses and other assets. . . .         2,569        118,008
  Accounts payable, accrued expenses
    and other liabilities. . . . . . . . .    (1,504,757)   (11,177,931)
                                            ------------   ------------
          Net cash used in
            operating activities . . . . .    (2,865,774)   (12,080,121)
                                            ------------   ------------
Investing activities:
  Acquisition of held-to-maturity
    debt securities. . . . . . . . . . . .   (41,689,662)   (19,867,195)
  Proceeds from held-to-maturity
    debt securities. . . . . . . . . . . .    51,900,000          --
  Joint venture distributions. . . . . . .       198,289         17,000
  Proceeds from disposal of
    property and equipment . . . . . . . .         --           117,743
                                            ------------   ------------
          Net cash provided by
            (used in) investing
            activities . . . . . . . . . .    10,408,667    (19,732,452)
                                            ------------   ------------
Financing activities:
  Distributions to General Partner
    and Associate Limited Partners . . . .    (2,468,858)      (450,000)
  Distributions to Limited Partners. . . .   (22,219,725)         --
                                            ------------   ------------
          Net cash used in
            financing activities . . . . .   (24,688,583)      (450,000)
                                            ------------   ------------
Decrease in Cash and
  cash equivalents . . . . . . . . . . . .   (17,145,690)   (32,262,573)
Cash and cash equivalents,
  beginning of period. . . . . . . . . . .    37,590,586     65,450,117
                                            ------------   ------------
Cash and cash equivalents,
  end of period. . . . . . . . . . . . . .  $ 20,444,896   $ 33,187,544
                                            ============   ============


                The accompanying notes are an integral part of these consolidated financial statements.

                           ALP LIQUIDATING TRUST
                    (FORMERLY ARVIDA/JMB PARTNERS, L.P.
                          A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2005
                                (UNAUDITED)



RECENT DEVELOPMENTS

      Effective September 30, 2005, Arvida/JMB Partners, L.P. (the "Partnership") completed its liquidation by contributing all of its remaining assets to ALP Liquidating Trust (the "Liquidating Trust"), subject to all of the Partnership's obligations and liabilities. Arvida Company, an affiliate of the general partner of the Partnership, acts as Administrator (the "Administrator") of the Liquidating Trust.

      In connection with its formation, the Liquidating Trust issued a total of 448,794 beneficial interest units to the partners of the Partnership ("Unit Holders"). In the liquidation, each partner in the Partnership received a beneficial interest in the Liquidating Trust for each interest the partner held in the Partnership. As a result, a partner's percentage interest in the Liquidating Trust remains the same as that person's percentage interest was in the Partnership immediately prior to its liquidation.

      Upon completion of the liquidation of the Partnership, pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Liquidating Trust elected to become the successor issuer to the Partnership for reporting purposes under the Exchange Act and elect to report under the Exchange Act effective September 30, 2005. The Liquidating Trust has assumed all reports filed by the Partnership prior to liquidation of the Partnership under the Exchange Act. Throughout this quarterly report, references to the Liquidating Trust shall be deemed to include activities of the Partnership prior to September 30, 2005.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 2004, which are included in the Partnership's 2004 Annual Report on Form 10-K (File No. 0-16976) filed on March 31, 2005, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements, and which are required by U.S. generally accepted accounting principles for complete financial statements, have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the 2004 Annual Report.

      As a result of the formation of ALP Liquidating Trust, the Liquidating Trust adopted the liquidation basis of accounting effective September 30, 2005. This basis of accounting is considered appropriate when, among other things, liquidation of an entity is probable. The preparation of consolidated financial statements using the liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. Estimated costs to be incurred during liquidation includes an estimate of legal fees, insurance costs and other administrative items through June 30, 2007. Reference is made to "Commitments and contingencies" for a discussion of pending or threatened litigation. The Liquidating Trust is unable to reasonably estimate the outcome of its pending litigation or threatened litigation and is also unable to reasonably predict the estimated timetable to reach any such outcome. Estimated costs have been included through the earliest reasonable date that pending litigation could be resolved prior to trial. While the pending litigation may not be resolved prior to trial, and may require a significantly longer period of time than to June 30, 2007, no one point in time provides for a better estimate than any other point in time. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis an evaluation will be made of assumptions, judgments and estimates and changes will be made accordingly.

      Until the ultimate completion of the liquidation, winding up and termination of the Liquidating Trust, it is anticipated the Liquidating Trust will retain a substantial amount of funds in reserve to provide for the payment of, the defense against, or other satisfaction or resolution of obligations, liabilities (including contingent liabilities) and current and possible future claims, including those for possible construction repairs, homeowner warranty claims, completion of work for certain homeowner associations and master associations and pending and possible future litigation and environmental matters. It is not possible at this time to estimate the amount of time or money that it will take to effect the Liquidating Trust's liquidation, winding up and termination. That portion, if any, of the funds held in reserve that are not ultimately used to pay, defend or otherwise resolve or satisfy obligations, liabilities or claims are currently anticipated to be distributed to the Unit Holders in the Liquidating Trust at a later date.

      Various factors may affect the timing of completing the liquidation, winding up and termination of the Liquidating Trust and the amount of liquidating distributions of funds, if any, out of those retained in reserve. These factors include the time and expense to resolve all obligations, liabilities and claims, including contingent liabilities and claims that are not yet asserted but may be made in the future. Among other things, additional or unanticipated remedial construction or development costs, contingencies (including without limitation, contingencies relating to potential homeowner warranty or other homeowner or homeowners' association claims), delays in resolving pending or threatened litigation or other asserted claims, delays in satisfying conditions or obligations under permits obtained by the Partnership, currently unasserted claims that arise in the future and other factors could require increases in reserves and a reduction in future distributions to Unit Holders in the Liquidating Trust and could extend the time, and significantly increase the cost, to complete the liquidation, winding up and termination of the Liquidating Trust. While the Liquidating Trust intends to defend against asserted claims where appropriate, it is currently not possible to identify or assess any defenses or counterclaims that may be available to the Liquidating Trust, or the magnitude of any claims that may be asserted.

      Cash and Cash Equivalents

      The Liquidating Trust considers all highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents. Cash equivalents at September 30, 2005 consisted primarily of money market funds.

      Restricted Cash

      Restricted cash is primarily cash which collateralizes both letters of credit and outstanding performance bonds.

      Debt Securities

      The Partnership purchased investments during 2004 and 2005 which generally mature between three months and eighteen months from the date of purchase. The investments consisted of U.S. Government obligations. The Partnership intended to hold these obligations to maturity, and therefore, classified these investments as Held-to-maturity securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of September 30, 2005, the Partnership transferred $10,000,000 of their remaining investments to the Liquidating Trust. Any remaining investments were converted into cash.

      Investments in debt securities as of September 30, 2005 consists of the following:

                                                      2005
                                                  ------------
     Amortized cost. . . . . . . . . . . . . . .  $  9,993,850
     Gross unrealized losses . . . . . . . . . .        18,050
                                                  ------------
     Market value. . . . . . . . . . . . . . . .  $  9,975,800
                                                  ============

      Prepaid Expenses and Other Assets

      Prepaid expenses and other assets primarily includes prepaid insurance and deposits held by third parties.

      Warranty Reserves

      In the normal course of business, the Liquidating Trust will incur warranty related costs associated with the sales of homes which have previously closed. Warranty reserves are established by charging cost of sales and recognizing a liability for the estimated warranty costs for each home that is closed. The Liquidating Trust monitors this reserve on a quarterly basis, at a minimum, by evaluating the historical warranty experience and the reserve is adjusted as appropriate for current quantitative and qualitative factors. Actual future warranty costs could differ from the currently estimated amounts.

      For the period ended September 30, 2005, the warranty accrual consisted of the following:

                                                                2005
                                                             ----------
Accrued warranty costs, beginning of period. . . . . .       $  808,000
Estimated liability recorded . . . . . . . . . . . . .          391,000
Payments made. . . . . . . . . . . . . . . . . . . . .         (409,000)
                                                             ----------
Accrued warranty costs, end of period. . . . . . . . .       $  790,000
                                                             ==========

      Accrued warranty costs are included in other current liabilities and accrued expenses on the accompanying consolidated statement of net assets in liquidation.

      Other current liabilities and accrued expenses includes accrued legal fees, warranty reserves, and other miscellaneous accruals.

      Indemnification of Certain Persons

      Under certain circumstances, the Liquidating Trust indemnifies the Administrator and certain other persons performing services on behalf of the Liquidating Trust for liability they may incur arising out of the indemnified persons' activities conducted on behalf of the Liquidating Trust. There is no limitation on the maximum potential payments under these indemnification obligations, and, due to the number and variety of events and circumstances under which these indemnification obligations could arise, the Liquidating Trust is not able to estimate such maximum potential payments. However, historically the Liquidating Trust has not made payments in material amounts under such indemnification obligations, and no amount has been accrued in the accompanying financial statements for these indemnification obligations of the Liquidating Trust.

TRANSACTIONS WITH AFFILIATES

      The Liquidating Trust, subject to certain limitations, may engage affiliates of the Administrator for insurance brokerage and certain other administrative services to be performed in connection with the administration of the Liquidating Trust and its assets. The total of such costs for the nine months ended September 30, 2005 was approximately $86,000, all of which was paid as of November 1, 2005. In addition, the Administrator and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Liquidating Trust and the operation of the Liquidating Trust's properties. The Liquidating Trust reimbursed such costs totalling approximately $579,600 for the nine months ended September 30, 2005, including amounts due for prior periods.

      For the nine month periods ended September 30, 2005, the Liquidating Trust reimbursed St. Joe Towns and Resorts, LP, formerly known as St. Joe/Arvida Company L.P. ("St. Joe T&R") or its affiliates approximately $118,000, for the services provided to the Liquidating Trust by St. Joe T&R pursuant to a sub-management agreement for development and management supervisory and advisory services (and personnel with respect thereto).
The Liquidating Trust also receives reimbursement from St. Joe T&R and its affiliates for certain general and administrative costs. For the nine month period ended September 30, 2005, the Liquidating Trust was entitled to reimbursement of such costs totaling approximately $31,300 from St. Joe T&R and its affiliates.

      In May 2005, the General Partner and Associate Limited Partners, collectively, received cash distributions in the aggregate amount of $1,346,650.

      In January 2005, the General Partner and Associate Limited Partners, collectively, received cash distributions in the aggregate amount of $1,122,208.

COMMITMENTS AND CONTINGENCIES

      As security for performance of certain development obligations, the Liquidating Trust is contingently liable under performance bonds for approximately $2,379,000 at September 30, 2005.

      On August 29, 2002, the Partnership entered into an agreement with St. Joe T&R for the prospective assignment to and assumption by St. Joe T&R of the Partnership's rights and obligations under the lease for its offices (approximately 19,100 rentable square feet of space) in Boca Raton, Florida. The assignment and assumption of the lease was made effective January 1, 2004.

      Rental expense of approximately $91,200 was incurred for the nine month period ended September 30, 2005.

      The Partnership was named a defendant in a purported class action entitled Lakes of the Meadow Village Homes Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight and Nine Maintenance Associations, Inc., v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida ("Lakes of the Meadow" litigation). In the lawsuit, plaintiffs sought unspecified damages, attorneys' fees and costs, recission of specified releases, and all other relief that plaintiffs might be entitled to at equity or at law on behalf of the 460 building units they allegedly represented for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs alleged that Walt Disney World Company was responsible for liabilities that might arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership was potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs alleged breach of building codes and breach of implied warranties. The Liquidating Trust tendered this matter to The Walt Disney Company (n/k/a Disney Enterprises, Inc., "Disney") pursuant to the Partnership's indemnification rights and filed a third-party complaint against it pursuant to the Partnership's rights of contractual indemnity. The Partnership also answered the amended complaint and filed a cross-claim against Disney's affiliate, Walt Disney World Company, for common law indemnity and contribution. The Partnership completed settlements in this case with the condominium associations and their members during the second quarter of 2004.

      The Partnership is informed and believes that a settlement in principal has been reached in the underlying action subject to definitive documentation. There can be no assurance that such settlement will in fact be consummated.

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

      Pursuant to the terms of the Settlement Agreement in December 2004, U.S. Fire paid the Partnership the settlement amount and the Partnership dismissed with prejudice U.S. Fire from the Partnership's Illinois insurance action seeking, among other things, to hold U.S. Fire liable under the Policy for claims the Partnership paid relating to the Lakes of the Meadow Village Homes. U.S. Fire represented to the Partnership that upon its payment of the settlement amount, U.S. Fire exhausted the products/completed operations aggregate limit of coverage under the Policy.

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

      The Partnership is a defendant in an insurance subrogation matter.
On or about May 10, 1996, a subrogation claim entitled Juarez v. Arvida Corporation et al., Case No. 96-09372 CA13 was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). In this suit, plaintiffs seek to recover damages, pre-and post-judgment interest, costs and any other relief the court may deem just and proper in connection with $3,200,000 American Reliance allegedly paid on specified claims at Country Walk in the wake of Hurricane Andrew. The Walt Disney Company (n/k/a Disney Enterprises, Inc., "Disney") is also a defendant in this suit. The Partnership filed a motion to dismiss this action that has been pending since 1996. The Partnership is advised that the amount of this claim (including prejudgment interest) that allegedly relates to units it sold is a range of approximately $360,000 to $800,000. As a result of, among other things, the settlement agreement with U.S. Fire discussed in Item 3, the Partnership has assumed the cost of defense and any obligations created by judgment or otherwise arising in connection with this matter. The Partnership believes that a material loss for the Partnership as a result of this lawsuit is remote. The accompanying financial statements do not reflect any accruals related to this matter.

      The Partnership, the General Partner and certain related parties as well as other unrelated parties have been named defendants in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al., Case No. 03-10709 CACE 12, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was originally filed on or about June 20, 2003, plaintiffs purport to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston, which has approximately 150 homes. On May 9, 2005, plaintiffs filed a nine count second amended complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiffs complain, among other things, that the homes were not adequately built, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation thereof were improper, and that the homes suffer from improper shutter storm protection systems. The Partnership filed a motion to dismiss the second amended complaint which is scheduled for hearing on December 16, 2005. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. Due to, among other things, the early stage of the litigation, the Partnership is not able to determine what, if any, loss exposure that it may have for this matter, and the accompanying consolidated financial statements do not reflect any accruals related to this matter. This case has been tendered to one of the Partnership's insurance carriers, Zurich American Insurance Company (together with its affiliates collectively, "Zurich"), for defense and indemnity. Zurich is providing a defense of this matter under a purported reservation of rights. The Partnership has also engaged other counsel in connection with this lawsuit. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurance.

      The following three lawsuits in large part allegedly arise out of landscaping issues at certain subdivisions in the Weston Community. These lawsuits are collectively referred to as the "landscape cases." In addition to the following landscaping cases, the General Partner has received letters from other homeowners' associations in the Weston Community complaining about their landscaping. These associations have not filed suit.

      A case, The Ridges Maintenance Association, Inc. v. Arvida/JMB Partners, et al., Case No. 03-10189 (05) (the "Ridges Case"), was filed on or about June 6, 2003 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The defendants in this action include Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida Management Limited Partnership, CCL Consultants, Inc. ("CCL"), Bamboo Hammock Nursery, Inc. ("Bamboo Hammock"), and Lagasse Pool Construction, Co. ("Lagasse"). Plaintiff is alleged to be a homeowners' association representing the owners of approximately 1,500 homes and extensive common areas in the Ridges subdivision in Weston. In the seven-count amended complaint that was filed on September 16, 2005, plaintiff seeks unspecified compensatory damages, prejudgment interest, court costs and such other and further relief as the court might deem just and proper. In Count I, plaintiff seeks damages from the Arvida defendants for alleged negligent design, construction and/or maintenance of the landscaping and common elements that allegedly resulted in defects of the landscaping, sidewalks, irrigation systems, and community pool. With respect to the landscaping claims, the plaintiff alleges that it evaluated the condition of the common areas after the turnover of the community in January 2000 and discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, improper planting of inferior quality/grade of landscaping contrary to controlling government codes, shallow planting of landscaping, landscape planting in inappropriate areas, and the planting of landscaping that would uproot sidewalks. In Count II, plaintiff seeks damages from CCL, the alleged civil engineer for the community, in connection with the alleged negligent design, construction or maintenance of the common areas and elements. In Count III, plaintiff seeks damages from Bamboo Hammock, the alleged landscape engineer, architect, supplier, installer and/or designer, in connection with alleged defects in the landscaping resulting in damage to, among other things, the landscaping and sidewalks. In Count IV, plaintiff seeks damages from Lagasse for alleged defects in the community pool. In Count V, plaintiff seeks damages from Arvida/JMB Partners, a general partnership in which the Partnership owns a 99.9% interest, and Arvida/JMB Managers, Inc., the General Partner of the Partnership, seeking to hold these entities vicariously responsible for the acts of CCL, Bamboo Hammock, and/or Lagasse. In Count VI, plaintiff seeks damages from the Arvida/JMB Partners and Arvida/JMB Managers, Inc. for various breaches of fiduciary duty. In this count, plaintiff alleges that prior to the turnover of the community, these defendants engaged in acts that amounted to a breach of fiduciary duty to plaintiff in that they, among other things, (i) allegedly improperly executed an amendment to the declarations of covenant for their sole benefit and to the financial detriment of the plaintiff; (ii) allegedly engaged in acts that constituted a conflict of interest; (iii) allegedly failed to maintain appropriate care, custody and control over the financial affairs of the homeowners' association by failing to pay for common expenses; (iv) allegedly improperly transferred funds by and between plaintiff and a non-party, The Town Foundation, Inc., which transfers allegedly amounted to a violation of these defendants' obligations to fund operating deficits and a breach of fiduciary duty; and (v) allegedly transferred funds by and between various entities under their common control in violation of Florida statute and their fiduciary duty to plaintiff. In Count VII, plaintiff seeks to hold Arvida/JMB Partners and Arvida/JMB Managers, Inc. vicariously liable for the negligence of their alleged agents, including but not limited to CCL, Bamboo Hammock, and Lagasse, based on their alleged non-delegable duty to act with reasonable care in designing, constructing, maintaining, inspecting, and/or approving the property. The Arvida defendants filed a motion to dismiss that is set for hearing on January 12, 2006.

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

      Due to, among other things, the early stages of litigation, the Partnership is not able to determine what, if any, loss exposure that it may have for the landscape cases, and the accompanying financial statements do not reflect any accruals related to the landscape cases. Each of the landscape cases has been tendered to Zurich for defense and indemnity. The Partnership has also engaged other counsel in connection with the landscape cases. Zurich has issued letters purporting to reserve its rights in the Ridges and Falls Maintenance Cases. For this and other reasons, on September 26, 2005, Arvida/JMB Partners, L.P., Arvida/JMB Managers, Inc., and Arvida Management L.P. (collectively "Arvida") filed a complaint for declaratory relief and damages against Zurich American Insurance Co., individually and as successor to Zurich Insurance Co. (collectively "Zurich"), Case No. 0514346 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this two Count complaint, Arvida seeks, among other things, a declaration of its rights under its policies, attorney fees and costs, and such other relief as the court deems appropriate. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages allegedly relating to the landscaping cases, if any, which will be covered by its insurance.

      Other than as described above, the Partnership is not subject to any material legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

      Reference is made to the notes to the accompanying financial statements ("Notes") contained in this report for additional information concerning the Liquidating Trust.

      This report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. Words like "believes," "expects," "anticipates," "likely," and similar expressions used in this report are intended to identify forward-looking statements. These forward-looking statements give the Liquidating Trust's current estimates or expectations of future events, circumstances or results, including statements concerning possible future distributions and the amount of time and money that may be involved in completing the liquidation, winding up and termination of the Liquidating Trust. Any forward-looking statements made in this report are based upon the Liquidating Trust's understanding of facts and circumstances as they exist on the date of this report, and therefore such statements speak only as of that date. In addition, the forward-looking statements contained in this report are subject to risks, uncertainties and other factors that may cause the actual events or circumstances, or the results or performances of the Liquidating Trust, to be materially different from those estimated or expected, expressly or implicitly, in the forward-looking statements. In particular, but without limitation, the accuracy of statements concerning possible future distributions to the holders of the beneficial interest units (the "Unit Holders") or the timing, proceeds or costs associated with completion of a liquidation, winding up and termination may be adversely affected by, among other things, various factors discussed below.

OVERVIEW

      Effective September 30, 2005, Arvida/JMB Partners, L.P. (the "Partnership") completed its liquidation by contributing all of its remaining assets to ALP Liquidating Trust (the "Liquidating Trust"), subject to all of the Partnership's obligations and liabilities. Arvida Company, an affiliate of the general partner of the Partnership, acts as Administrator (the "Administrator") of the Liquidating Trust.

      The Liquidating Trust is a statutory trust formed under the laws of the State of Delaware. The purpose of the Liquidating Trust is to complete the liquidation and winding up of the business affairs of the Partnership. The liquidating, winding up and termination of the Liquidating Trust will be managed by Arvida Company, as administrator of the Liquidating Trust.
In its capacity as such, the Administrator has the authority to exercise all of the powers granted to it under the Liquidating Trust Agreement, including selling or otherwise disposing of the remaining property of the Liquidating Trust, resolving litigation against the Liquidating Trust or its predecessor, preparing tax returns for the Liquidating Trust, making distributions to Unit Holders and retaining advisors to assist it in carrying out its powers. Wilmington Trust Company is the Delaware resident trustee of the Liquidating Trust. Both the Administrator and the Delaware resident trustee are entitled to fees for their services and/or reimbursement for the expenses they incur in connection with their activities under the Liquidating Trust Agreement. In addition, each of them will generally be indemnified for liabilities that arise as a result of the activities they provide under the Liquidating Trust Agreement unless such liabilities result from such person's own bad faith, fraud, willful misconduct or gross negligence. The Liquidating Trust will generally continue in existence until all claims, debts, liabilities and obligations of the Liquidating Trust and the Partnership have been paid or otherwise discharged.

      In connection with its formation, the Liquidating Trust issued a total of 448,794 beneficial interest units to the partners of the Partnership. In the liquidation, each partner in the Partnership received a beneficial interest in the Liquidating Trust for each interest the partner held in the Partnership. As a result, a partner's percentage interest in the Liquidating Trust remains the same as that person's percentage interest was in the Partnership immediately prior to its liquidation.

      Upon completion of the liquidation of the Partnership, pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Liquidating Trust elected to become the successor issuer to the Partnership for reporting purposes under the Exchange Act and elect to report under the Exchange Act effective September 30, 2005. The Liquidating Trust has assumed all reports filed by the Partnership prior to liquidation of the Partnership under the Exchange Act.

CRITICAL ACCOUNTING ESTIMATES

      In connection with the liquidation of the Partnership and the formation of the Liquidating Trust, we adopted the liquidation basis of accounting effective September 30, 2005. The preparation of consolidated financial statements using the liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. Estimated costs to be incurred during liquidation includes an estimate of legal fees, insurance costs and other administrative items through June 30, 2007. Reference is made to "Commitments and contingencies" for a discussion of pending or threatened litigation. The Liquidating Trust is unable to reasonably estimate the outcome of its pending litigation or threatened litigation and is also unable to reasonably predict the estimated timetable to reach any such outcome. Estimated costs have been included through the earliest reasonable date that pending litigation could be resolved prior to trial. While the pending litigation may not be resolved prior to trial, and may require a significantly longer period of time than to June 30, 2007, no one point in time provides for a better estimate than any other point in time. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis an evaluation will be made of assumptions, judgments and estimates and changes will be made accordingly. We believe that the assumptions, judgments and estimates involved in the accounting for estimated costs to be incurred during liquidation have the greatest potential impact on our financial statements, so we consider these estimates to be our critical accounting policies.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2005, net assets in liquidation totaled approximately $22,546,000, consisting of approximately $30,421,000 in cash and cash equivalents and debt securities and approximately $8,681,000 in total liabilities. The Liquidating Trust expects to use its capital resources to execute the liquidation and dissolution, and with remaining funds, if any, to be used to make liquidating distributions to Unit Holders.

      Until the ultimate completion of the liquidation, winding up and termination of the Liquidating Trust, it is anticipated the Liquidating Trust will retain a substantial amount of funds in reserve to provide for the payment of, the defense against, or other satisfaction or resolution of obligations, liabilities (including contingent liabilities) and current and possible future claims, including those for possible construction repairs, homeowner warranty claims, completion of work for certain homeowner associations and master associations and pending and possible future litigation and environmental matters. It is not possible at this time to estimate the amount of time or money that it will take to effect the Liquidating Trust's liquidation, winding up and termination. That portion, if any, of the funds held in reserve that are not ultimately used to pay, defend or otherwise resolve or satisfy obligations, liabilities or claims are currently anticipated to be distributed to the Unit Holders in the Liquidating Trust at a later date.

      Various factors may affect the timing of completing the liquidation, winding up and termination of the Liquidating Trust and the amount of liquidating distributions, if any, out of those retained in reserve. These factors include the time and expense to resolve all obligations, liabilities and claims, including contingent liabilities and claims that are not yet asserted but may be made in the future. Among other things, additional or unanticipated remedial construction or development costs, contingencies (including without limitation, contingencies relating to potential homeowner warranty or other homeowner or homeowners' association claims), delays in resolving pending or threatened litigation or other asserted claims, delays in satisfying conditions or obligations under permits obtained by the Partnership, currently unasserted claims that arise in the future and other factors could require increases in reserves and a reduction in future distributions to Unit Holders in the Liquidating Trust and could extend the time, and significantly increase the cost, to complete the liquidation, winding up and termination of the Liquidating Trust.
While the Liquidating Trust intends to defend against asserted claims where appropriate, it is currently not possible to identify or assess any defenses or counterclaims that may be available to the Liquidating Trust, or the magnitude of any claims that may be asserted.

RESULTS OF OPERATIONS (GOING CONCERN BASIS)

      The negative gross operating profit margin for the nine months ended September 30, 2005 is due to increases in the Partnership's estimated remaining warranty costs.

      Other operating revenues for nine months ended September 30, 2005 were generated from the sale of two small parcels of land in Boca Raton and in Weston, Florida, the carrying value of which was $0 and receipt of a payment for the release of a deed restriction for property in Boca Raton, Florida. Other operating revenues for the nine months ended September 30, 2004 is primarily due to the receipt of a payment for the Partnership granting the release of a deed restriction on a land parcel sold by the Partnership in a prior year.

      Selling, general and administrative expenses increased for the three and nine months ended September 30, 2005 as compared to the same periods in 2004 due primarily to increased expenses related to legal matters.

      Interest income increased during the three and nine months ended September 30, 2005 as compared to the same periods in 2004 due primarily to the purchase of debt securities and money market funds which earned higher interest rates than the Partnership's previous cash investments.

      In July 2005, Ocala Joint Venture closed on the sale of a 2.5 acre commercial parcel in Ocala, Florida, to an unaffiliated third party. The Partnership was a 50% owner of the joint venture. The gross sales price of the Ocala parcel was $400,000. Net cash proceeds received from the sale, after prorations and closing costs totaled approximately $375,000, of which the Partnership's share was approximately $187,500.


      ITEM 4. CONTROLS AND PROCEDURES

      Pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act") promulgated thereunder, the principal executive officer and the principal financial officer of the Liquidating Trust have evaluated the effectiveness of the Liquidating Trust's disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Liquidating Trust's disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in this report was recorded, processed, summarized and reported within the time period specified in the applicable rules and form of the Securities and Exchange Commission for this report.

PART II - OTHER INFORMATION


      ITEM 1.  LEGAL PROCEEDINGS

      See Item 1 of the Financial Statements included in Part I of this report.


      ITEM 6.  EXHIBITS

      4.1. Liquidating Trust Agreement of ALP Liquidating Trust, dated as of September 30, 2005, by and among, Arvida/JMB Partners, L.P., Arvida Company, as Administrator, and
            Wilmington Trust Company, as Resident Trustee.

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


                 ALP LIQUIDATING TRUST

                 BY:   Arvida Company
                       as Administrator




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Vice President
                       Date: December 20, 2005


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of ALP Liquidating Trust by the following person in the capacities and on the date indicated.




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Chief Financial Officer
                             and Principal Accounting Officer
                       Date: December 20, 2005