Form 10-K
period 2005-12-31
ALP LIQUIDATING TRUST
filed 2006-04-11
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the Fiscal Year
Ended December 31, 2005                Commission file no. 0-16976


                         ALP LIQUIDATING TRUST
        (Exact name of registrant as specified in its charter)


          Delaware                         36-6044597
(State of organization)          (IRS Employer Identification No.)


900 N. Michigan Ave., Chicago, IL            60611
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

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ X ]

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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act).     Yes [    ]     No [  X  ]

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

                               TABLE OF CONTENTS


                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 1A.     Risk Factors . . . . . . . . . . . . . . . .   5

Item 2.      Properties . . . . . . . . . . . . . . . . .   5

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   5

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . .  10


PART II

Item 5.      Market for the Registrant's Common Equity,
             Related Security Holder Matters and
             Issuer Purchases of Equity Securities. . . .  10

Item 6.      Selected Financial Data. . . . . . . . . . .  11

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .  14

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .  18

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  19

Item 9.      Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  43

Item 9A.     Controls and Procedures. . . . . . . . . . .  43


PART III

Item 10.     Director and Executive Officers of
             the Registrant . . . . . . . . . . . . . . .  43

Item 11.     Executive Compensation . . . . . . . . . . .  45

Item 12.     Security Ownership of Certain Beneficial
             Owners and Management and Related Security
             Holder Matters . . . . . . . . . . . . . . .  45

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  46

Item 14.     Principal Accountant Fees and Services . . .  48


PART IV

Item 15.     Exhibits, Financial Statement
             Schedules, and Reports on Form 8-K . . . . .  49


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  51

                                PART I

ITEM 1.  BUSINESS

     All references to "Notes" are to Notes to Financial Statements contained in this report.

     On September 30, 2005, Arvida/JMB Partners, L.P. (the "Partnership") completed its liquidation by contributing all of its remaining assets to ALP Liquidating Trust (the "Liquidating Trust"), subject to all of the Partnership's obligations and liabilities. Arvida Company ("Arvida"), an affiliate of the former general partner of the Partnership, acts as Administrator (the "Administrator") of the Liquidating Trust.

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

     Upon completion of the liquidation of the Partnership, pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Liquidating Trust elected to become the successor issuer to the Partnership for reporting purposes under the Exchange Act and elect to report under the Exchange Act effective September 30, 2005. The Liquidating Trust has assumed all reports filed by the Partnership prior to liquidation of the Partnership under the Exchange Act. Throughout this report, references to the Liquidating Trust shall be deemed to include activities of the Partnership prior to September 30, 2005.

     Upon the formation of the Liquidating Trust, the Liquidating Trust adopted the liquidation basis of accounting effective September 30, 2005. The preparation of consolidated financial statements using the liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. Estimated costs to be incurred during liquidation includes an estimate of legal fees and costs of litigation, insurance costs and other administrative items through June 30, 2007. Reference is made to "Commitments and Contingencies" for a discussion of pending or threatened litigation. The Liquidating Trust is unable to reasonably estimate the outcome of its pending litigation or threatened litigation and is also unable to reasonably predict the estimated timetable to reach any such outcome. Estimated costs have been included through the earliest reasonable date that pending litigation could be resolved prior to trial. While the pending litigation may not be resolved prior to trial, and may require a period of time significantly beyond June 30, 2007, no one point in time provides for a better estimate than any other point in time.
Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis an evaluation will be made of assumptions, judgments and estimates and changes will be made, if deemed appropriate.

     Until the ultimate completion of the liquidation, winding up and termination of the Liquidating Trust, it is currently anticipated that the Liquidating Trust will retain substantially all of its funds in reserve to provide for the payment of, the defense against, or other satisfaction or resolution of obligations, liabilities (including contingent liabilities) and current and possible future claims, including those for possible construction repairs, homeowner warranty claims, completion of work for certain homeowner associations and master associations and pending and possible future litigation and environmental matters. It is not possible at this time to estimate the amount of time or money that it will take to effect the Liquidating Trust's liquidation, winding up and termination. That portion, if any, of the funds held in reserve that are not ultimately used to pay, defend or otherwise resolve or satisfy obligations, liabilities or claims are currently anticipated to be distributed to the Unit Holders in the Liquidating Trust at a later date and may not be distributed until the completion of the liquidation.

     Various factors may affect the timing of completing the liquidation, winding up and termination of the Liquidating Trust and the amount of liquidating distributions of funds, if any, out of those retained in reserve. These factors include the time and expense to resolve all obligations, liabilities and claims, including contingent liabilities and claims that are not yet asserted but may be made in the future. Among other things, additional or unanticipated remedial construction or development costs, contingencies (including without limitation, contingencies relating to potential homeowner warranty or other homeowner or homeowners' association claims), delays in resolving pending or threatened litigation or other asserted claims, delays in satisfying conditions or obligations under permits obtained by the Partnership, currently unasserted claims that arise in the future and other factors could result in a reduction in future distributions to Unit Holders in the Liquidating Trust and could extend the time, and significantly increase the cost, to complete the liquidation, winding up and termination of the Liquidating Trust. While the Liquidating Trust intends to defend against asserted claims where appropriate, it is currently not possible to identify or assess any defenses or counterclaims that may be available to the Liquidating Trust, or the magnitude of any claims that may be asserted.

     The current registrant, ALP Liquidating Trust was originally a limited partnership formed in 1987 and governed under the Revised Uniform Limited Partnership Act of the State of Delaware. The Partnership was formed to own and develop substantially all of the assets of Arvida Corporation (the "Seller"), a subsidiary of The Walt Disney Company, which were acquired by the Partnership from the Seller on September 10, 1987. On September 16, 1987, the Partnership commenced an offering to the public of up to $400,000,000 in Limited Partnership Interests and assignee interests therein ("Interests") pursuant to a Registration Statement on Form S-1 under the Securities Act of 1933 (No. 33-14091). A total of 400,000 Interests were sold to the public (at an offering price of $1,000 per Interest before discounts) and the holders of 400,000 Interests were admitted to the Partnership in October 1987. The offering terminated October 31, 1987. In addition, a holder (an affiliate of the dealer-manager of the public offering) of 4,000 Interests was admitted to the Partnership in October 1987. Subsequent to admittance to the Partnership, no Holder of Interests (a "Holder" or "Holder of Interests") has made any additional capital contribution. The Holders of Interests of the Partnership generally share in their portion of the benefits of ownership of the Partnership's real property investments and other assets according to the number of Interests held.

     Pursuant to Section 5.5J of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), on
October 23, 1997, the Board of Directors of the General Partner met and approved a resolution selecting the option set forth in Section 5.5J(i)(c) of the Partnership Agreement for the Partnership to commence an orderly liquidation of its remaining assets that was to be completed by October 2002. In October 2002, the Partnership commenced a solicitation for consents to an amendment (the "Amendment") to the Partnership Agreement providing for an extension of the term of the Partnership's liquidation period to not later than October 31, 2005. In addition, under the terms of the Amendment, Arvida/JMB Managers, Inc., the General Partner of the Partnership, is authorized, in its sole discretion, to complete the liquidation of the Partnership by forming the Liquidating Trust and contributing any remaining Partnership assets to the Liquidating Trust subject to all outstanding obligations and liabilities of the Partnership. In November 2002, the Holders of a majority of the outstanding Interests gave their consent to the Amendment, which became effective October 29, 2002.

     As noted above, under the terms of the Amendment, the General Partner was authorized, in its sole discretion, to complete the liquidation of the Partnership by forming a Liquidating Trust. The trustee or trustees of the Liquidating Trust could be an officer or officers of the General Partner or an affiliate of the General Partner. The remaining Partnership assets would be contributed to the Liquidating Trust subject to all outstanding obligations and liabilities of the Partnership. The General Partner, Associate Limited Partners and Holders of Interests would receive beneficial interests in the Liquidating Trust in proportion to their respective interests in the Partnership. Subsequently, after liquidating any remaining non-cash assets and providing for the payment or satisfaction of all such obligations and liabilities, the trustee(s) of the Liquidating Trust would distribute any remaining proceeds to the General Partner, Associate Limited Partners and Holders of Interests in proportion to their respective interests in the Liquidating Trust.

     Prior to the commencement of the Partnership's orderly liquidation, the assets of the Partnership consisted principally of interests in land developed into master-planned residential communities (the "Communities"), and, to a lesser extent, commercial properties; accounts receivable; construction, brokerage and other support businesses; real estate assets held for investment and certain club and recreational facilities. The Partnership was principally engaged in the development of comprehensively planned resort and primary home Communities containing a diversified product mix designed for the middle and upper income segments of the various markets in which the Partnership operated. The Communities were located primarily throughout the State of Florida, with Communities also located near Atlanta, Georgia and Highlands, North Carolina. In addition, the Partnership, directly or through certain subsidiaries, provided development and management services to the homeowners associations within the Communities.

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

     During at least the 18 consecutive months ending in the Fall 2003, the most recent period for which information has been compiled, each of the five parcels in the mitigation area has achieved wetlands functional value credits equal to or in excess of the required amount for such parcel. (During the 12 months (the "Spring 2002 Period") preceding this 18-month period, the five parcels collectively, and most, but not all, of the five parcels individually, achieved wetlands functional value credits equal to or in excess of the required amounts.) In meetings and correspondence with the Partnership, the Corps has indicated to the Partnership that the mitigation area (including each of its parcels) has met in substantial respect to the requisite wetland functional value credits, that the mitigation is in substantial compliance with permit conditions and that such conditions appear to satisfy the requirements of the Corps permit.
The Partnership is seeking to terminate its involvement with the BCDNRP by undertaking, among other things, a "Melaleuca Sweep" designed to bring under control and eradicate melaleuca seedlings and other invasive exotic vegetation. Concurrent with this under taking the Partnership anticipates that BCDNRP will issue a new license/permit to the City of Weston or its designee, excluding the Partnership as a licensee/permittee so that ongoing maintenance and operation of the mitigation area will be and remain the sole responsibility of the City of Weston or its designee. The Partnership anticipates that upon the completion of the "Melaleuca Sweep" and the anticipated re-issuance of the license/permit to the City of Weston or its designee, the responsibility for maintenance of the mitigation area by the Partnership will be terminated. The Partnership does not expect that the cost to undertake the Melaleuca Sweep and to complete the tasks described here would have a material adverse effect on the financial condition of the Partnership. The Partnership can give no assurance of the success, timing or possible expense of terminating its responsibility.

     Pursuant to a management agreement with the Partnership, through December 31, 1997, Arvida provided development and management supervisory and advisory services and the personnel therefor to the Partnership for all of its projects and operations, subject, in each case, to the overall control of the General Partner on behalf of the Partnership. Arvida entered into a sub-management agreement with St. Joe/Arvida Company, LP (now known as St. Joe Towns & Resorts, LP - "Towns & Resorts LP"), effective January 1, 1998, whereby Towns & Resorts LP provides (and is reimbursed for) a substantial portion of the development and management supervisory and advisory services (and personnel with respect thereto) to the Partnership that Arvida would have otherwise provided pursuant to its management agreement with the Partnership. Affiliates of JMB Realty Corporation owned a minority interest in Towns & Resorts LP until July 2003, when they sold their minority interest to an affiliate of the St. Joe Company. Such sale did not involve the sale of any assets of the Partnership, the sale of the General Partner's interest in the Partnership, nor a change in the submanagement agreement for the services provided to the Partnership by Towns & Resorts LP. The St. Joe Company beneficially owns 23.7% of the outstanding beneficial interest units of the Liquidating Trust.

     At March 1, 2006, the Liquidating Trust had one employee as compared to five employees at March 1, 2005. The Liquidating Trust has found it necessary to enter into a retention agreement with its remaining employee and consulting arrangements with former employees that have offset, in part, the savings the Liquidating Trust has realized from the reduction in force.

     The Liquidating Trust currently owns no patents, trademarks, licenses or franchises other than those trademarks and tradenames in respect of the names of certain of its Communities. Towns & Resorts LP owns the Arvida name and service marks with respect to the Arvida name. The Liquidating Trust has a license agreement with Towns & Resorts LP to use the Arvida name.

     The terms of transactions between the successor Liquidating Trust and the successor Administrator and its affiliates are set forth in Items 11 and 13 filed with this annual report to which reference is hereby made for a description of such terms and transactions.


ITEM 1A.  RISK FACTORS

     The liquidation of ALP Liquidating Trust faces numerous risks, including those set forth below.

     Reference is made to Item 1. Business and Item 3. Legal Proceedings for an item specific detailed discussion of some of the risk factors facing ALP Liquidating Trust.

     Risk factors include the time and expense to resolve all obligations, liabilities and claims, including contingent liabilities and claims that are not yet asserted but may be made in the future. Among other things, additional or unanticipated remedial construction or development costs, contingencies (including without limitation, contingencies relating to potential homeowner warranty or other homeowner or homeowners' association claims), delays in resolving pending or threatened litigation or other asserted claims, delays in satisfying conditions or obligations under permits obtained by the Partnership, currently unasserted claims that arise in the future and other factors could result in a reduction in future distributions to Unit Holders in the Liquidating Trust and could extend the time, and significantly increase the cost, to complete the liquidation, winding up and termination of the Liquidating Trust. While the Liquidating Trust intends to defend against asserted claims where appropriate, it is currently not possible to identify or assess any defenses or counterclaims that may be available to the Liquidating Trust, or the magnitude of any claims that may be asserted.


ITEM 2.  PROPERTIES

     The Liquidating Trust has completed construction and closed on the sale of all remaining housing units and has sold or otherwise disposed of all of its other real estate assets.


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

     The Partnership is informed and believes that a settlement in principal has been reached in the underlying action between Disney and the plaintiffs. The terms of the settlement have not been announced.

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

     The Partnership is a defendant in an insurance subrogation matter. On or about May 10, 1996, a subrogation claim entitled Juarez v. Arvida Corporation et al., Case No. 96-09372 CA13 was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). In this suit, plaintiffs seek to recover damages, pre-and post-judgment interest, costs and any other relief the court may deem just and proper in connection with $3,200,000 American Reliance allegedly paid on specified claims at Country Walk in the wake of Hurricane Andrew. The Walt Disney Company (n/k/a Disney Enterprises, Inc., "Disney") is also a defendant in this suit. The Partnership is informed that a settlement has been reached between the Walt Disney Company and the plaintiff. The terms of the settlement have not been disclosed. The Partnership filed a motion to dismiss this action that has been pending since 1996. The Partnership is advised that the amount of this claim (including prejudgment interest) that allegedly relates to units it sold is a range of approximately $360,000 to $800,000. As a result of, among other things, the settlement agreement with U.S. Fire discussed in Item 3, the Partnership has assumed the cost of defense and any obligations created by judgment or otherwise arising in connection with this matter. The Partnership believes that a material loss for the Partnership as a result of this lawsuit is remote.

     The Partnership, the General Partner and certain related parties as well as other unrelated parties have been named defendants in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al., Case No. 03-10709 CACE 12, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was originally filed on or about June 20, 2003, plaintiffs purport to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston, which has approximately 150 homes. On May 9, 2005, plaintiffs filed a nine count second amended complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiffs complain, among other things, that the homes were not adequately built, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation thereof were improper, and that the homes suffer from improper shutter storm protection systems. The Arvida defendants have filed their answer to the amended complaint. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. Due to, among other things, the early stage of the litigation, the Partnership is not able to determine what, if any, loss exposure that it may have for this matter. This case has been tendered to one of the Partnership's insurance carriers, Zurich American Insurance Company (together with its affiliates collectively, "Zurich"), for defense and indemnity. Zurich is providing a defense of this matter under a purported reservation of rights.

The Partnership has also engaged other counsel in connection with this lawsuit. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurance.

     The Partnership was named a defendant in a purported class action entitled Osnovsky, individually and on behalf of others similarly situated,
v. Arvida Company, Arvida/JMB Partners, and Arvida Realty Co., Inc., Case No. 05015925, filed on November 7, 2005, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. The Arvida defendants were served on March 1, 2006. Plaintiffs have filed a three count class action complaint for alleged violations of state building code, failure to disclose known defects in a residential real estate transaction, and negligence, all in connection with injuries allegedly sustained to their homes in the Ridges, a homeowners association in Weston that has about 1,500 units. Plaintiffs complain of alleged roofing defects in their homes, among other things. Plaintiffs seek unspecified damages and the opportunity to amend to add punitive damages. The complaint has been tendered to Arvida's carrier for defense and indemnity. The Arvida defendants believe they have meritorious defenses and intend to vigorously defend themselves.

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

     A case, The Ridges Maintenance Association, Inc. v. Arvida/JMB Partners, et al., Case No. 03-10189 (05) (the "Ridges Case"), was filed on or about June 6, 2003 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The defendants in this action include Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida Management Limited Partnership, CCL Consultants, Inc. ("CCL"), Bamboo Hammock Nursery, Inc. ("Bamboo Hammock"), and Lagasse Pool Construction, Co. ("Lagasse"). Plaintiff is alleged to be a homeowners' association representing the owners of approximately 1,500 homes and extensive common areas in the Ridges subdivision in Weston. In the seven-count amended complaint that was filed on September 16, 2005, plaintiff seeks unspecified compensatory damages, prejudgment interest, court costs and such other and further relief as the court might deem just and proper. In Count I, plaintiff seeks damages from the Arvida defendants for alleged negligent design, construction and/or maintenance of the landscaping and common elements that allegedly resulted in defects of the landscaping, sidewalks, irrigation systems, and community pool. With respect to the landscaping claims, the plaintiff alleges that it evaluated the condition of the common areas after the turnover of the community in January 2000 and discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, improper planting of inferior quality/grade of landscaping contrary to controlling government codes, shallow planting of landscaping, landscape planting in inappropriate areas, and the planting of landscaping that would uproot sidewalks. In Count II, plaintiff seeks damages from CCL, the alleged civil engineer for the community, in connection with the alleged negligent design, construction or maintenance of the common areas and elements. In Count III, plaintiff seeks damages from Bamboo Hammock, the alleged landscape engineer, architect, supplier, installer and/or designer, in connection with alleged defects in the landscaping resulting in damage to, among other things, the landscaping and sidewalks. In Count IV, plaintiff seeks damages from Lagasse for alleged defects in the community pool. In Count V, plaintiff seeks damages from Arvida/JMB Partners, a general partnership in which the Partnership owns a 99.9% interest, and Arvida/JMB Managers, Inc., the General Partner of the Partnership, seeking to hold these entities vicariously responsible for the acts of CCL, Bamboo Hammock, and/or Lagasse. In Count VI, plaintiff seeks damages from the Arvida/JMB Partners and Arvida/JMB Managers, Inc. for various breaches of fiduciary duty. In this count, plaintiff alleges that prior to the turnover of the community, these defendants engaged in acts that amounted to a breach of fiduciary duty to plaintiff in that they, among other things, (i) allegedly improperly executed an amendment to the declarations of covenant for their sole benefit and to the financial detriment of the plaintiff; (ii) allegedly engaged in acts that constituted a conflict of interest; (iii) allegedly failed to maintain appropriate care, custody and control over the financial affairs of the homeowners' association by failing to pay for common expenses; (iv) allegedly improperly transferred funds by and between plaintiff and a non-party, The Town Foundation, Inc., which transfers allegedly amounted to a violation of these defendants' obligations to fund operating deficits and a breach of fiduciary duty; and (v) allegedly transferred funds by and between various entities under their common control in violation of Florida statute and their fiduciary duty to plaintiff. Plaintiffs voluntarily withdrew Count
VII. The Arvida defendants filed their answer to the amended complaint on February 13, 2006, denying substantive liability and raising various defenses. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves.

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

     Due to, among other things, the early stages of litigation, the Partnership is not able to determine what, if any, loss exposure that it may have for the landscape cases. Each of the landscape cases has been tendered to Zurich for defense and indemnity. The Partnership has also engaged other counsel in connection with the landscape cases. The Partnership has received from Zurich letters purporting to reserve its rights in the Ridges and Falls Maintenance Cases. For this and other reasons, on September 26, 2005, Arvida/JMB Partners, L.P., Arvida/JMB Managers, Inc., and Arvida Management L.P. (collectively "Arvida") filed a complaint for declaratory relief and damages against Zurich American Insurance Co., individually and as successor to Zurich Insurance Co. (collectively "Zurich"), Case No. 0514346 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this two Count complaint, Arvida seeks, among other things, a declaration of its rights under its policies, attorney fees and costs, and such other relief as the court deems appropriate. On March 15, 2006, the court dismissed the complaint with leave to file an amended complaint. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages allegedly relating to the landscaping cases, if any, which will be covered by its insurance.

     Other than as described above, the Partnership is not subject to any material legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of Unit Holders during the fourth quarter of 2005.



                                PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     As of January 1, 2006, there were 16,326 record holders of the 448,794 beneficial interest units outstanding in the Liquidating Trust. There is no public market for beneficial interest units, and it is not anticipated that a public market for beneficial interest units will develop. Consequently, a Unit Holder may not be able to readily sell his beneficial interest units and may not be able to obtain a price that reflects the full value of the underlying net assets in liquidation. Upon request, the Administrator may provide information relating to a prospective transfer of beneficial interest units to an investor desiring to transfer his beneficial interest units. The price to be paid for the beneficial interest units, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. However, there are restrictions governing the transferability of these beneficial interest units set forth in the Liquidating Trust Agreement. In addition, no transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Administrator has been received by the Administrator. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Cash distributions to a Unit Holder of beneficial interest units will be distributed to the person recognized as the Unit Holder of the beneficial interest units as of the last day of the quarterly period preceding the quarter in which such distribution is made.

     Reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the retention of cash reserves to pay or resolve obligations and liabilities of, and claims asserted, and possible future cash distribution(s).

ITEM 6.  SELECTED FINANCIAL DATA


     The following selected financial data should be read in conjunction with the financial statements and the notes to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The statement of changes in net assets in liquidation data for the period from October 1, 2005 to December 31, 2005, the consolidated statement of operations data for the period from January 1, 2005 to September 30, 2005 and for the years ended December 31, 2004 and 2003, and the consolidated balance sheet data as of December 31, 2004 are derived from our audited consolidated financial statements included herein. The consolidated statement of operations data for the years ended December 31, 2002 and 2001 and the consolidated balance sheet as of December 31, 2003, 2002 and 2001 are derived from our audited consolidated financial statements not included herein.

                                                         For the
                                                       Period from
                                                        October 1,
                                                         2005 to
                                                       December 31,
                                                          2005
                                                       ------------

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
DATA (LIQUIDATION BASIS OF ACCOUNTING)
    Net assets in liquidation on October 1, 2005. . . . $22,545,846
    Revenues. . . . . . . . . . . . . . . . . . . . . .     164,617
    Adjustment to estimated costs to be incurred
      through June 30, 2007 . . . . . . . . . . . . . .     223,287
    Costs incurred during liquidation period. . . . . .    (603,223)
                                                        -----------

    Net assets in liquidation at December 31, 2005. . . $22,330,527
                                                        ===========


                                            ALP LIQUIDATING TRUST

                          FOR THE PERIOD JANUARY 1, 2005 TO SEPTEMBER 30, 2005 AND
                                FOR THE YEARS ENDED 2004, 2003, 2002 AND 2001

                              For the
                            Period from
                             January 1,
                              2005 to
                           September 30,
                              2005 (a)      2004 (a)      2003 (a)      2002 (a)       2001
                           ------------   -----------   -----------   -----------   -----------
Total revenues (b). . . .  $    251,744       187,150    24,166,070   237,667,266   440,812,139
                           ============   ===========   ===========   ===========   ===========

Net operating (loss)
  income. . . . . . . . .  $ (1,997,342)    2,205,798    (4,903,313)   40,966,602    96,299,872
                           ============   ===========   ===========   ===========   ===========

Net income from opera-
  tions of assets held
  for sale (b). . . . . .  $      --            --          361,487     3,257,499     2,222,409
                           ============   ===========   ===========   ===========   ===========

Gain on sale of assets
  held for sale (b) . . .  $      --            --        2,907,485     7,677,182         --
                           ============   ===========   ===========   ===========   ===========

Equity in earnings
 (losses) of uncon-
 solidated ventures . . .  $     76,294       (37,307)       20,545       329,509       317,607
                           ============   ===========   ===========   ===========   ===========
Net (loss) income . . . .  $ (1,105,609)    2,700,274      (696,556)   53,743,428   101,489,429
                           ============   ===========   ===========   ===========   ===========
Net (loss) income
 per Interest (c) . . . .  $      (2.68)         6.62         (1.69)        90.07        217.86
                           ============   ===========   ===========   ===========   ===========
Total assets (d). . . . .  $ 31,226,402    58,591,103    67,744,573   138,074,785   272,939,543
                           ============   ===========   ===========   ===========   ===========
Total liabilities (d) . .  $  8,680,556     5,415,668    17,269,412    42,014,179    62,289,031
                           ============   ===========   ===========   ===========   ===========
Cash distributions per
 Interest (e) . . . . . .  $      55.00         --           100.00        375.00        200.06
                           ============   ===========   ===========   ===========   ===========





     The above selected consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

    (a) In accordance with the Partnership Agreement, in October 1997 the Board of Directors of the General Partner approved a resolution to commence an orderly liquidation of the Partnership's remaining assets, and since then the Partnership (including various of its joint ventures and subsidiaries) has sold a substantial amount of assets in an effort to liquidate the Partnership. As a result of the orderly liquidation of its assets, the financial information for the periods presented is not comparable to the previous years of the Partnership.

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

    (c) The net (loss) income per Interest is based upon the average number of Interests outstanding during each period and the allocation of profits and losses between the General Partner and the Associate Limited Partners, collectively, and the Holders of Interests. Reference is made to "Partnership Records" under
         Note 1 and to Note 8 for a discussion of the allocation of profits and losses between the General Partner and the Associate Limited Partners, collectively, and the Holders of Interests for Federal income tax purposes and generally accepted accounting principles.

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





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     This report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. Words like "believes," "expects," "anticipates," "likely" and similar expressions used in this report are intended to identify forward-looking statements. These forward-looking statements give the Liquidating Trust's current estimates or expectations of future events, circumstances or results, including statements concerning possible future distributions and the amount of time and money that may be involved in completing the liquidation, winding up and termination of the Liquidating Trust. Any forward-looking statements made in this report are based upon the Liquidating Trust's understanding of facts and circumstances as they exist on the date of this report, and therefore such statements speak only as of that date. In addition, the forward-looking statements contained in this report are subject to risks, uncertainties and other factors that may cause the actual events or circumstances, or the results or performances of the Liquidating Trust, to be materially different from those estimated or expected, expressly or implicitly, in the forward-looking statements. In particular, but without limitation, the accuracy of statements concerning possible future distributions to the Unit Holders, or the timing, proceeds or costs associated with completion of a liquidation, winding up and termination may be adversely affected by, among other things, various factors discussed below.

     Effective September 30, 2005, the Partnership completed its liquidation by contributing all of its remaining assets to the Liquidating Trust, subject to all of the Partnership's obligations and liabilities. Arvida Company, an affiliate of the general partner of the Partnership, acts as the Administrator of the Liquidating Trust.

     The Liquidating Trust is a statutory trust formed under the laws of the State of Delaware. The purpose of the Liquidating Trust is to complete the liquidation and winding up of the business affairs of the Partnership. The liquidation, winding up and termination of the Liquidating Trust will be managed by Arvida Company, as administrator of the Liquidating Trust.
In its capacity as such, the Administrator has the authority to exercise all of the powers granted to it under the Liquidating Trust Agreement, including selling or otherwise disposing of the remaining property of the Liquidating Trust, resolving litigation against the Liquidating Trust or its predecessor, preparing tax returns for the Liquidating Trust, making distributions to Unit Holders and retaining advisors to assist it in carrying out its powers. Wilmington Trust Company is the Delaware resident trustee of the Liquidating Trust. Both the Administrator and the Delaware resident trustee are entitled to fees for their services and/or reimbursement for the expenses they incur in connection with their activities under the Liquidating Trust Agreement. In addition, each of them will generally be indemnified for liabilities that arise as a result of the activities they provide under the Liquidating Trust Agreement unless such liabilities result from such person's own bad faith, fraud, willful misconduct or gross negligence. The Liquidating Trust will generally continue in existence until all claims, debts, liabilities and obligations of the Liquidating Trust and the Partnership have been paid or otherwise discharged.

     In connection with its formation, the Liquidating Trust issued a total of 448,794 beneficial interest units to the partners of the Partnership.
In the liquidation, each partner in the Partnership received a beneficial ("Unit Holders") interest in the Liquidating Trust for each interest the partner held in the Partnership. As a result, a partner's percentage interest in the Liquidating Trust remains the same as that person's percentage interest was in the Partnership immediately prior to its liquidation.

     Upon completion of the liquidation of the Partnership, pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Liquidating Trust elected to become the successor issuer to the Partnership for reporting purposes under the Exchange Act and elected to report under the Exchange Act effective September 30, 2005. The Liquidating Trust has assumed all reports filed by the Partnership prior to liquidation of the Partnership under the Exchange Act.

     Various factors may affect the timing of completing the liquidation, winding up and termination of the Liquidating Trust and the amount of liquidating distributions of funds, if any, out of those retained in reserve. These factors include the time and expense to resolve all obligations, liabilities and claims, including contingent liabilities and claims that are not yet asserted but may be made in the future. Among other things, additional or unanticipated remedial construction or development costs, contingencies (including, without limitation, contingencies relating to potential homeowner warranty or other homeowner or homeowners' association claims), delays in resolving pending or threatened litigation or other asserted claims, delays in satisfying conditions or obligations under permits obtained by the Partnership, currently unasserted claims that arise in the future and other factors could result in a reduction in future distributions to Unit Holders in the Liquidating Trust and could extend the time, and significantly increase the cost, to complete the liquidation, winding up and termination of the Liquidating Trust. While the Liquidating Trust intends to defend against asserted claims where appropriate, it is currently not possible to identify or assess any defenses or counterclaims that may be available to the Liquidating Trust, or the magnitude of any claims that may be asserted.

CRITICAL ACCOUNTING POLICIES

     Upon the formation of the Liquidating Trust, the Liquidating Trust adopted the liquidation basis of accounting effective September 30, 2005. The preparation of financial statements using the liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. Estimated costs to be incurred during liquidation includes an estimate of legal fees and costs of litigation, insurance costs and other administrative items through June 30, 2007. Reference is made to "Commitments and Contingencies" for a discussion of pending or threatened litigation. The Liquidating Trust is unable to reasonably estimate the outcome of its pending litigation or threatened litigation and is also unable to reasonably predict the estimated timetable to reach any such outcome. Estimated costs have been included through the earliest reasonable date that pending litigation could be resolved prior to trial. While the pending litigation may not be resolved prior to trial, and may require a period of time significantly beyond June 30, 2007, no one point in time provides for a better estimate than any other point in time.
Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis an evaluation will be made of assumptions, judgments and estimates and changes will be made, if deemed appropriate.

     We believe that the assumptions, judgments and estimates involved in the accounting for estimated costs to be incurred during liquidation have the greatest potential impact on our financial statements, and therefore, we consider these estimates to be our critical accounting policies.

     Prior to the formation of the Liquidating Trust and the adoption of the liquidation basis of accounting, the Partnership relied on certain estimates to determine the construction and land costs and resulting gross margins. The Partnership's land and construction costs were comprised of direct and allocated costs, including estimated costs for future warranties. Warranty reserves are established by charging cost of sales and recognizing a liability for the estimated warranty costs for each home that is closed. The Liquidating Trust monitors this reserve on a quarterly basis by evaluating the historical warranty experience and the reserve is adjusted as appropriate for current quantitative and qualitative factors. Actual future warranty costs could differ from the currently estimated amounts. Land, land development and other common costs were assigned to individual components based on specific identification or other allocation methods. Land and land development costs generally include interest incurred until development is substantially completed.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2005, 2004 and 2003, the Liquidating Trust had unrestricted cash and cash equivalents of approximately $29,765,000, $37,591,000 and $65,450,000, respectively. At February 28, 2006, the
Liquidating Trust had unrestricted cash and cash equivalents of approximately $29,567,000. The decrease in cash and cash equivalents from December 31, 2005 to February 28, 2006 is primarily due to payments made for insurance and other miscellaneous expenses. The source of both short-term and long-term future liquidity is expected to be derived from cash on hand since the Liquidating Trust has no continuing business operations.

     At December 31, 2005, the Liquidating Trust was contingently liable under certain performance bonds for approximately $2,236,000. At
February 28, 2006, prior to the date of this report, approximately $581,000 of such performance bonds were released and returned to the Liquidating Trust. The Liquidating Trust has substantially completed the work for which the remaining performance bonds have been posted and expects these bonds to be released and returned.

     As of December 31, 2005, net assets in liquidation totaled approximately $22,331,000, consisting of approximately $29,765,000 in cash and cash equivalents and approximately $8,232,000 in total liabilities. The Liquidating Trust expects to use its capital resources to execute its liquidation and dissolution, and with remaining funds, if any, to be used to make liquidating distributions to Unit Holders.

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

RESULTS OF OPERATIONS (LIQUIDATION BASIS)

     The following table presents financial data under the liquidation basis of accounting for the period from October 1, 2005 to December 31, 2005.

Net assets in liquidation on October 1, 2005. . . . .    $22,545,846
    Revenues. . . . . . . . . . . . . . . . . . . . .        164,617
    Adjustment to estimated costs to be incurred
      through June 30, 2007 . . . . . . . . . . . . .        223,287
    Costs incurred during liquidation period. . . . .       (603,223)
                                                         -----------
Net assets in liquidation at December 31, 2005. . . .    $22,330,527
                                                         ===========

     In connection with the adoption of the liquidation basis of accounting on September 30, 2005, we accrued estimated costs to be incurred during liquidation. Included in estimated costs to be incurred during liquidation are future expenditures that, prior to the adoption of the liquidation basis of accounting, would have been included in general and administrative expenses in future periods. Future adjustments in estimated costs to be incurred in liquidation will be reflected as changes in net assets in liquidation. Prior to the adoption of the plan, selling, general and administrative expenses included all marketing costs, with the exception of those costs capitalized in conjunction with the construction of housing units, as well as project and general administrative costs. These expenses were net of the marketing fees received from third party builders.

RESULTS OF OPERATIONS (GOING CONCERN BASIS)

     The results of operations for the period ended January 1, 2005 to September 30, 2005 and years ended December 31, 2004 and 2003 are primarily attributable to the sale of the Partnership's assets during its continuing orderly liquidation.

     For the period from January 1, 2005 to September 30, 2005 and the year ended December 31, 2004, the Liquidating Trust had no closings as all housing units were closed as of June 30, 2003.

     Brokerage and other operating revenue for the period from January 1, 2005 to September 30, 2005 were generated from the sale of two small parcels of land in Boca Raton and in Weston, Florida, the carrying value of which was $0, and receipt of a payment to release a deed restriction related to property previously sold to the Partnership in Boca Raton, Florida. The brokerage and other operations revenue for 2004 is due primarily to the receipt of a payment for the release of a deed restriction. Revenues from brokerage and other operations in 2003 was due primarily to fees earned from the Partnership's mortgage brokerage operations.

     For the period from January 1, 2005 to September 30, 2005 and for the year ended 2004, there were no housing revenues. The housing cost of revenues for the period from January 1, 2005 to September 30, 2005 resulted from increases in the Partnership's estimated remaining warranty costs.
For the year ended December 31, 2003, housing revenues and cost of revenues were generated as the Partnership closed on the final 128 housing units remaining in the Weston Community. The gross operating profit margin for 2004 is due in part to the settlement of the claim relating to insurance coverage in a lawsuit involving the Lakes of the Meadows partially offset by an increase in estimated remaining warranty costs.

     Selling, general and administrative expense for the period from January 1, 2005 to September 30, 2005 consisted primarily of legal fees, investor-related expenses and insurance. Selling, general and administra-tive expenses decreased for 2004 as compared with 2003 due primarily to decreased marketing, project administration and support service costs resulting from the end of the Partnership's continuing business operations.

     Interest income increased for the period from January 1, 2005 to September 30, 2005 as compared to 2004 and 2003 due primarily to the purchase of debt securities and money market funds which earned higher interest rates than the Partnership's previous cash investments. Interest income decreased for 2004 as compared to 2003 due primarily to a decrease in cash available for investment.

     In July 2005, Ocala Joint Venture closed on the sale of a 2.5 acre commercial parcel in Ocala, Florida, to an unaffiliated third party. The Partnership was a 50% owner in the joint venture. The gross sales price of the Ocala parcel was $400,000. Net cash proceeds received from the sale, after prorations and closing costs totaled approximately $375,000, of which the Partnership's share was approximately $187,500.

     Gain on sale of assets held for sale during 2003 included the gains recognized from the sales of the Town Center Parcel, the Shoppes, two small land parcels in Weston, each containing a billboard monument, and a land parcel in Boca Raton, partially offset by a loss on the sale of two commercial office building units in Weston. The Partnership had previously adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

INFLATION

     The relatively low rates of inflation in recent years generally have not had a material effect on the Community development business and inflation in future periods is not likely to adversely affect the Liquidating Trust since its assets consist primarily of cash and cash equivalents.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Liquidating Trust's only market rate exposure was interest rate risk related to marketable securities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         ALP LIQUIDATING TRUST

                                 INDEX


Report of Independent Registered Public Accounting Firm

Statement of Net Assets in Liquidation as of December 31, 2005

Consolidated Balance Sheet as of December 31, 2004

Statement of Changes in Net Assets in Liquidation for the period from October 1, 2005 to December 31, 2005

Consolidated Statements of Operations for the period from January 1, 2005 to September 30, 2005 and for the years ended December 31, 2004 and 2003

Consolidated Statements of Changes in Partners' Capital Accounts for the period from January 1, 2005 to September 30, 2005 and for the years ended December 31, 2004 and 2003

Consolidated Statements of Cash Flows for the period from January 1, 2005 to September 30, 2005 and for the years ended December 31, 2004 and 2003

Notes to Financial Statements


SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or immaterial, or the information is presented in the consolidated financial statements or related notes.

                               REPORT OF
             INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Trustees
ALP LIQUIDATING TRUST:

     We have audited the statement of net assets in liquidation as of December 31, 2005 and the related statement of changes in net assets in liquidation for the period from September 30, 2005 to December 31, 2005 of ALP Liquidating Trust (the Trust). In addition, we have audited the accompanying consolidated balance sheet of ALP Liquidating Trust and Consolidated Ventures (successor to Arvida/JMB Partners, L.P.) as of December 31, 2004, and the related consolidated statements of operations, changes in partners' capital accounts, and cash flows for the period from January 1, 2005 to September 30, 2005 and for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Trust's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in Note 1 to the financial statements, a liquidating trust was formed on September 30, 2005 and the net assets of Arvida/JMB Partners, L.P. were contributed to the Trust. As a result, the Trust has changed its basis of accounting for the period subsequent to September 30, 2005 from the going-concern basis to liquidating basis.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the statement of net assets in liquidation as of December 31, 2005 and the changes in its net assets in liquidation for the period from September 30, 2005 to December 31, 2005 and the consolidated financial position of ALP Liquidating Trust and Consolidated Ventures at December 31, 2004, and the consolidated results of their operations and their cash flows for the period from January 1, 2005 to September 30, 2005 and for the years ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.



                                    /s/ Ernst & Young LLP
                                    Certified Public Accountants

Miami, Florida
March 24, 2006

PART II.  FINANCIAL INFORMATION

     ITEM 8.  FINANCIAL STATEMENTS


                         ALP LIQUIDATING TRUST

                STATEMENT OF NET ASSETS IN LIQUIDATION




                                ASSETS
                                ------

                                                        DECEMBER 31,
                                                           2005
                                                       -------------

Cash and cash equivalents . . . . . . . . . . . . . .    $29,765,135
Restricted cash . . . . . . . . . . . . . . . . . . .        664,159
Prepaid expenses and other assets . . . . . . . . . .        133,276
                                                         -----------

          Total assets. . . . . . . . . . . . . . . .     30,562,570



               LIABILITIES AND NET ASSETS IN LIQUIDATION
               -----------------------------------------

Estimated costs to be incurred through June 30, 2007.      4,594,060
Other current liabilities and accrued expenses. . . .      3,637,983
                                                         -----------
          Total liabilities . . . . . . . . . . . . .      8,232,043
                                                         -----------

          Net assets in liquidation . . . . . . . . .    $22,330,527
                                                         ===========





























The accompanying notes are an integral part of these financial statements.

                         ALP LIQUIDATING TRUST

                      CONSOLIDATED BALANCE SHEET
                         (GOING CONCERN BASIS)

                           DECEMBER 31, 2004


                                ASSETS
                                ------

                                                            2004
                                                        ------------

Cash and cash equivalents (note 3). . . . . . . . . .   $ 37,590,586
Restricted cash (notes 1 and 3) . . . . . . . . . . .        718,633
Marketable securities (note 4). . . . . . . . . . . .     19,968,034
Trade and other accounts receivable . . . . . . . . .          5,074
Property and equipment, net . . . . . . . . . . . . .         11,528
Investments in and advances to joint ventures, net. .        164,325
Prepaid expenses and other assets . . . . . . . . . .        132,923
                                                        ------------
          Total assets. . . . . . . . . . . . . . . .   $ 58,591,103
                                                        ============


              LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
              ------------------------------------------

Liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . .   $     97,960
  Amounts due to affiliates . . . . . . . . . . . . .          5,372
  Accrued expenses and other liabilities. . . . . . .      5,312,336
                                                        ------------
Commitments and contingencies (note 6)

          Total liabilities . . . . . . . . . . . . .      5,415,668
                                                        ------------
Partners' capital accounts (note 8)
  General Partner and Associate Limited Partners:
     Capital contributions. . . . . . . . . . . . . .         20,000
     Cumulative net income. . . . . . . . . . . . . .    103,595,430
     Cumulative cash distributions. . . . . . . . . .    (97,244,327)
                                                        ------------
                                                           6,371,103
                                                        ------------
  Holders of Interests (404,000 Interests):
    Initial Holder of Interests:
     Capital contributions, net of offering costs . .    364,841,815
     Cumulative net income. . . . . . . . . . . . . .    381,913,554
     Cumulative cash distributions. . . . . . . . . .   (699,951,037)
                                                        ------------
                                                          46,804,332
                                                        ------------
          Total partners' capital accounts  . . . . .     53,175,435
                                                        ------------
          Total liabilities and
            partners' capital accounts. . . . . . . .   $ 58,591,103
                                                        ============








              The accompanying notes are an integral part of these consolidated financial statements.

                         ALP LIQUIDATING TRUST

                        STATEMENT OF CHANGES IN
                       NET ASSETS IN LIQUIDATION

       FOR THE PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005



                                                            2005
                                                        ------------

Basis at September 30, 2005 (transferred from
  Arvida/JMB Partners, L.P.). . . . . . . . . . . . .   $ 27,381,243

Liquidation basis adjustments:
  Adjust assets and liabilities to fair values. . . .         18,050
  Estimated costs to be incurred through
  June 30, 2007 . . . . . . . . . . . . . . . . . . .      4,817,347
                                                        ------------

Net assets in liquidation on October 1, 2005. . . . .     22,545,846

Revenues. . . . . . . . . . . . . . . . . . . . . . .        164,617

Adjustment to estimated costs to be incurred
  through June 30, 2007 . . . . . . . . . . . . . . .        223,287

Costs incurred during liquidation period. . . . . . .       (603,223)
                                                        ------------

Net assets in liquidation at December 31, 2005. . . .   $ 22,330,527
                                                        ============



































The accompanying notes are an integral part of these financial statements.

                                                        ALP LIQUIDATING TRUST

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                      FOR THE PERIOD FROM JANUARY 1, 2005 TO SEPTEMBER 30, 2005
                                                AND FOR THE YEARS ENDED 2004 AND 2003

                                                        (Going Concern Basis)
                                                         For the
                                                        period from
                                                        January 1,
                                                          2005 to
                                                       September 30,
                                                           2005             2004            2003
                                                       ------------     ------------    ------------
Revenues:
  Housing . . . . . . . . . . . . . . . . . . . . .    $      --        $      --       $ 23,417,982
  Brokerage and other operations. . . . . . . . . .         251,744          187,150         748,088
                                                       ------------     ------------    ------------

          Total revenues. . . . . . . . . . . . . .         251,744          187,150      24,166,070
                                                       ------------     ------------    ------------

Cost of revenues:
  Housing . . . . . . . . . . . . . . . . . . . . .         390,500       (4,661,870)     22,244,171
  Operating properties. . . . . . . . . . . . . . .           --             115,000           --
  Brokerage and other operations. . . . . . . . . .           1,589           49,689         413,936
                                                       ------------     ------------    ------------

          Total cost of revenues. . . . . . . . . .         392,089       (4,497,181)     22,658,107
                                                       ------------     ------------    ------------

Gross operating (loss) profit . . . . . . . . . . .        (140,345)       4,684,331       1,507,963

Selling, general and administrative expenses. . . .      (1,856,997)      (2,478,533)     (5,887,555)
Asset impairment. . . . . . . . . . . . . . . . . .           --               --           (523,721)
                                                       ------------     ------------    ------------
          Net operating (loss) income . . . . . . .      (1,997,342)       2,205,798      (4,903,313)

Interest income . . . . . . . . . . . . . . . . . .         820,699          634,743         783,070
Equity in earnings (losses) of unconsolidated
  ventures. . . . . . . . . . . . . . . . . . . . .          76,294          (37,307)         20,545
Interest and real estate taxes, net of amounts
  capitalized . . . . . . . . . . . . . . . . . . .          (5,260)        (102,960)        134,170
                                                       ------------     ------------    ------------




                                                        ALP LIQUIDATING TRUST

                                          CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
                                      FOR THE PERIOD FROM JANUARY 1, 2005 TO SEPTEMBER 30, 2005
                                                AND FOR THE YEARS ENDED 2004 AND 2003
                                                        (Going Concern Basis)

                                                         For the
                                                        period from
                                                        January 1,
                                                          2005 to
                                                       September 30,
                                                           2005             2004            2003
                                                       ------------     ------------    ------------
Net (loss) income from continuing operations. . . .      (1,105,609)       2,700,274      (3,965,528)
Discontinued operations:
  Gain on sale of assets held for sale. . . . . . .           --               --          2,907,485
  Net income from operations of assets held
    for sale. . . . . . . . . . . . . . . . . . . .           --               --            361,487
                                                       ------------     ------------    ------------
          Net (loss) income . . . . . . . . . . . .    $ (1,105,609)    $  2,700,274    $   (696,556)
                                                       ============     ============    ============
          Allocation of net (loss) income:
            General Partner and
              Associate Limited Partners. . . . . .    $    (22,112)          27,003         (13,931)
            Limited Partners. . . . . . . . . . . .      (1,083,497)       2,673,271        (682,625)
                                                       ------------     ------------    ------------
              Total . . . . . . . . . . . . . . . .    $ (1,105,609)    $  2,700,274    $   (696,556)
                                                       ============     ============    ============
          Net (loss) income per Limited
            Partnership Interest. . . . . . . . . .    $      (2.68)    $       6.62    $      (9.62)
          Discontinued operations per Limited
           Partnership Interest:
            Net income from operations of assets
              held for sale . . . . . . . . . . . .           --               --                .88
           Gain on sale of assets held for sale . .           --               --               7.05
                                                       ------------     ------------    ------------
          Net (loss) income per Limited
            Partnership Interest. . . . . . . . . .    $      (2.68)    $       6.62    $      (1.69)
                                                       ============     ============    ============
          Cash distribution per Limited
            Partnership Interest. . . . . . . . . .    $      55.00     $      --       $     100.00
                                                       ============     ============    ============





                       The accompanying notes are an integral part of these consolidated financial statements.

                                              ALP LIQUIDATING TRUST

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS FOR THE PERIOD FROM
            JANUARY 1, 2005 TO SEPTEMBER 30, 2005 AND FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                              (Going Concern Basis)


         GENERAL PARTNER AND ASSOCIATE LIMITED PARTNERS         HOLDERS OF INTERESTS (404,000 INTERESTS)
      ----------------------------------------------------------------------------------------------------------
                      NET                                                 NET
         CONTRIBU-   INCOME                                              INCOME
          TIONS      (LOSS)    DISTRIBUTIONS    TOTAL    CONTRIBUTIONS   (LOSS)     DISTRIBUTIONS     TOTAL
         --------- ----------- ------------- ----------- ------------- -----------  -------------  -----------

Balance
 Decem-
 ber 31,
 2002 . . .$20,000$103,582,358 $(92,755,438) $10,846,920 $364,841,815 $379,922,908 $(659,551,037) $ 85,213,686

2003 act-
 ivity
 (note 11). --         (13,931)  (4,488,889)  (4,502,820)       --        (682,625)  (40,400,000)  (41,082,625)
          ------- ------------ ------------   ---------- ------------ ------------  ------------  ------------
Balance
 Decem-
 ber 31,
 2003 . . .20,000  103,568,427  (97,244,327)   6,344,100  364,841,815  379,240,283  (699,951,037)   44,131,061

2004 act-
 ivity
 (note 11). --          27,003        --          27,003        --       2,673,271         --        2,673,271
          ------- ------------ ------------   ---------- ------------ ------------  ------------  ------------




                                              ALP LIQUIDATING TRUST

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS FOR THE PERIOD FROM
      JANUARY 1, 2005 TO SEPTEMBER 30, 2005 AND FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 - CONTINUED

                                              (Going Concern Basis)


         GENERAL PARTNER AND ASSOCIATE LIMITED PARTNERS         HOLDERS OF INTERESTS (404,000 INTERESTS)
      ----------------------------------------------------------------------------------------------------------
                      NET                                                 NET
         CONTRIBU-   INCOME                                              INCOME
          TIONS      (LOSS)    DISTRIBUTIONS    TOTAL    CONTRIBUTIONS   (LOSS)     DISTRIBUTIONS     TOTAL
         --------- ----------- ------------- ----------- ------------- -----------  -------------  -----------

Balance
 Decem-
 ber 31,
 2004 . . . 20,000 103,595,430  (97,244,327)   6,371,103  364,841,815  381,913,554  (699,951,037)   46,804,332

2005 act-
 ivity
 (note 11).  --        (22,112)  (2,468,858)  (2,490,970)       --      (1,083,497)  (22,219,725)  (23,303,222)
           ------------------- ------------   ---------- ------------ ------------  ------------  ------------
Balance
 Septem-
 ber 30,
 2005 . . .$20,000$103,573,318 $(99,713,185)  $3,880,133 $364,841,815 $380,830,057 $(722,170,762) $ 23,501,110
           =================== ============   ========== ============ ============ =============  ============



















             The accompanying notes are an integral part of these consolidated financial statements.

                                            ALP LIQUIDATING TRUST
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS)

                          FOR THE PERIOD FROM JANUARY 1, 2005 TO SEPTEMBER 30, 2005
                             AND FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                            For the
                                                           period from
                                                           January 1,
                                                             2005 to
                                                          September 30,
                                                              2005           2004            2003
                                                          ------------   ------------   ------------
Operating activities:
  Net (loss) income from continuing operations. . . . .   $ (1,105,609)  $  2,700,274   $ (3,965,528)
  Charges (credits) to net (loss) income not
   requiring (providing) cash:
    Depreciation and amortization . . . . . . . . . . .          7,639         15,890        538,377
    Amortization of discount and realized losses
      on marketable securities. . . . . . . . . . . . .       (236,194)      (110,060)         --
    Equity in losses (earnings) of unconsolidated
      ventures. . . . . . . . . . . . . . . . . . . . .        (76,294)        37,307        (20,545)
    Joint venture distributions, net. . . . . . . . . .        198,289         17,000         18,693
    Loss on disposal of property and equipment. . . . .          3,889          --             --
    Asset impairment. . . . . . . . . . . . . . . . . .          --             --           523,721
  Changes in:
    Restricted cash . . . . . . . . . . . . . . . . . .         51,926        407,684      2,925,380
    Trade and other accounts receivable . . . . . . . .          1,576        290,395        327,706
    Real estate inventories:
      Additions to real estate inventories. . . . . . .          --             --       (13,577,125)
      Cost of revenues. . . . . . . . . . . . . . . . .          --             --        21,764,497
      Capitalized interest. . . . . . . . . . . . . . .          --             --           (84,676)
    Amounts due from (to) affiliates, net . . . . . . .        (10,519)       313,985           (481)
    Prepaid expenses and other assets . . . . . . . . .          2,569        103,781      1,395,499
    Accounts payable, accrued expenses and
      other liabilities . . . . . . . . . . . . . . . .     (1,504,757)   (11,445,556)    (7,831,656)
    Deposits. . . . . . . . . . . . . . . . . . . . . .          --             --        (2,512,554)
    Net cash provided by discontinued operations. . . .          --             --        21,869,185
                                                          ------------   ------------   ------------
          Net cash (used in) provided by
            operating activities. . . . . . . . . . . .     (2,667,485)    (7,669,300)    21,370,493
                                                          ------------   ------------   ------------





                                            ALP LIQUIDATING TRUST

                   CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS) - CONTINUED

                          FOR THE PERIOD FROM JANUARY 1, 2005 TO SEPTEMBER 30, 2005
                             AND FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                            For the
                                                           period from
                                                           January 1,
                                                             2005 to
                                                          September 30,
                                                              2005           2004           2003
                                                          ------------   ------------   ------------
Investing activities:
  Acquisition of held-to-maturity debt securities . . .    (41,689,622)   (19,857,974)         --
  Proceeds from held-to-maturity debt securities. . . .     51,900,000          --             --
  Proceeds from sales of property and equipment . . . .          --           117,743          --
                                                          ------------   ------------   ------------

          Net cash provided by (used in)
            investing activities. . . . . . . . . . . .     10,210,378    (19,740,231)         --
                                                          ------------   ------------   ------------
Financing activities:
  Distributions to General Partner and
    Associate Limited Partners. . . . . . . . . . . . .     (2,468,858)         --        (4,488,889)
  Distributions to Limited Partners . . . . . . . . . .    (22,219,725)         --       (40,400,000)
  Minority interest distribution. . . . . . . . . . . .          --          (450,000)         --
                                                          ------------   ------------   ------------
          Net cash used in financing activities . . . .    (24,688,583)      (450,000)   (44,888,889)
                                                          ------------   ------------   ------------
          Decrease in cash and cash equivalents . . . .    (17,145,690)   (27,859,531)   (23,518,396)

          Transfer of cash and cash equivalents
            as of September 30, 2005. . . . . . . . . .    (20,444,896)         --             --

          Cash and cash equivalents,
            beginning of period . . . . . . . . . . . .     37,590,586     65,450,117     88,968,513
                                                          ------------   ------------   ------------
          Cash and cash equivalents,
            end of period . . . . . . . . . . . . . . .   $      --      $ 37,590,586   $ 65,450,117
                                                          ============   ============   ============





           The accompanying notes are an integral part of these consolidated financial statements.

                         ALP LIQUIDATING TRUST

                     NOTES TO FINANCIAL STATEMENTS


(1)  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Operations

     On September 30, 2005, Arvida/JMB Partners, L.P. (the "Partnership") completed its liquidation by contributing all of its remaining assets to ALP Liquidating Trust (the "Liquidating Trust"), subject to all of the Partnership's obligations and liabilities. Arvida Company, an affiliate of the former general partner of the Partnership, acts as Administrator (the "Administrator") of the Liquidating Trust.

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

     Upon completion of the liquidation of the Partnership, pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Liquidating Trust elected to become the successor issuer to the Partnership for reporting purposes under the Exchange Act and elected to report under the Exchange Act effective September 30, 2005. The Liquidating Trust has assumed all reports filed by the Partnership prior to liquidation of the Partnership under the Exchange Act. Throughout this report, references to the Liquidating Trust shall be deemed to include activities of the Partnership prior to September 30, 2005.

Basis of Presentation

     Upon the formation of the Liquidating Trust, the Liquidating Trust adopted the liquidation basis of accounting effective September 30, 2005. The preparation of financial statements using the liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. Estimated costs to be incurred during liquidation includes an estimate of legal fees and costs of litigation, insurance costs and other administrative items through June 30, 2007. Reference is made to "Commitments and Contingencies" for a discussion of pending or threatened litigation. The Liquidating Trust is unable to reasonably estimate the outcome of its pending litigation or threatened litigation and is also unable to reasonably predict the estimated timetable to reach any such outcome. Estimated costs have been included through the earliest reasonable date that pending litigation could be resolved prior to trial. While the pending litigation may not be resolved prior to trial, and may require a period of time significantly beyond June 30, 2007, no one point in time provides for a better estimate than any other point in time.
Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis an evaluation will be made of assumptions, judgments and estimates and changes will be made if deemed appropriate.

     Until the ultimate completion of the liquidation, winding up and termination of the Liquidating Trust, it is currently anticipated that the Liquidating Trust will retain substantially all of its funds in reserve to provide for the payment of, the defense against, or other satisfaction or resolution of obligations, liabilities (including contingent liabilities) and current and possible future claims, including those for possible construction repairs, homeowner warranty claims, completion of work for certain homeowner associations and master associations and pending and possible future litigation and environmental matters. It is not possible at this time to estimate the amount of time or money that it will take to effect the Liquidating Trust's liquidation, winding up and termination. That portion, if any, of the funds held in reserve that are not ultimately used to pay, defend or otherwise resolve or satisfy obligations, liabilities or claims are currently anticipated to be distributed to the Unit Holders in the Liquidating Trust at a later date and may not be distributed until the completion of the liquidation.

     Various factors may affect the timing of completing the liquidation, winding up and termination of the Liquidating Trust and the amount of liquidating distributions of funds, if any, out of those retained in reserve. These factors include the time and expense to resolve all obligations, liabilities and claims, including contingent liabilities and claims that are not yet asserted but may be made in the future. Among other things, additional or unanticipated remedial construction or development costs, contingencies (including without limitation, contingencies relating to potential homeowner warranty or other homeowner or homeowners' association claims), delays in resolving pending or threatened litigation or other asserted claims, delays in satisfying conditions or obligations under permits obtained by the Partnership, currently unasserted claims that arise in the future and other factors could result in a reduction in future distributions to Unit Holders in the Liquidating Trust and could extend the time, and significantly increase the cost, to complete the liquidation, winding up and termination of the Liquidating Trust. While the Liquidating Trust intends to defend against asserted claims where appropriate, it is currently not possible to identify or assess any defenses or counterclaims that may be available to the Liquidating Trust, or the magnitude of any claims that may be asserted.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Warranty Reserves

     In the normal course of business, the Liquidating Trust will incur warranty related costs associated with the sales of homes which have previously closed. Warranty reserves are established by charging cost of revenues and recognizing a liability for the estimated warranty costs for each home that is closed. The Liquidating Trust monitors this reserve on a quarterly basis, at a minimum, by evaluating the historical warranty experience and the reserve is adjusted as appropriate for current quantitative and qualitative factors. Actual future warranty costs could differ from the currently estimated amounts.

     For the period from January 1, 2005 to September 30, 2005 and the year ended 2004, changes in the warranty accrual consisted of the following:


                                         For the
                                       Period From
                                        January 1,
                                         2005 to
                                      September 30,
                                          2005              2004
                                      -------------     -----------
Accrued warranty costs,
  beginning of year . . . . . . .      $   808,000      $ 1,569,000
Estimated liability recorded. . .          391,000          235,000
Payments made . . . . . . . . . .         (409,000)        (996,000)
                                       -----------      -----------
Accrued warranty costs,
  end of period . . . . . . . . .      $   790,000      $   808,000
                                       ===========      ===========

     Warranty payments made from October 1, 2005 to December 31, 2005 totalled approximately $70,000. There was no adjustment to the estimated liability recorded from October 1, 2005 to December 31, 2005. Accrued warranty costs are included in other current liabilities and accrued expenses on the accompanying consolidated statement of net assets in liquidation at December 31, 2005 and are included in accrued expenses and other liabilities on the accompanying consolidated balance sheet at December 31, 2004.

     Other Current Liabilities and Accrued Expenses

     Other current liabilities and accrued expenses include legal fees, warranty reserves, and other miscellaneous accruals.

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

     Principles of Consolidation

     The consolidated financial statements included the accounts of the Partnership and its consolidated ventures. All material intercompany balances and transactions have been eliminated in consolidation. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to those investments where the Liquidating Trust's ownership interest is 50% or less.

     Income Taxes

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the owners rather than the Liquidating Trust. However, in certain instances in the past, the Partnership was required under applicable state law to remit directly to the state tax authorities amounts representing withholding on applicable taxable income allocated to the General Partner, Associate Limited Partners and Holders of Interests. Such payments on behalf of the General Partner, Associate Limited Partners and Holders of Interests are deemed distributions to them.

(2)  INVESTMENT PROPERTIES

     The Partnership has completed construction and closed on the sale of all remaining housing units. The Partnership closed on the sale of its final 128 townhomes in Weston during 2003.

     In July 2005, Ocala Joint Venture closed on the sale of a 2.5 acre commercial parcel in Ocala, Florida, to an unaffiliated third party. The Partnership was a 50% owner in the joint venture. The gross sales price of the Ocala parcel was $400,000. Net cash proceeds received from the sale, after prorations and closing costs totaled approximately $375,000, of which the Partnership's share was approximately $187,500.


(3)  CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     Cash and cash equivalents may consist of U.S. Government obligations with original maturities of three months or less, money market demand accounts and repurchase agreements, the cost of which approximates market value. Included in Restricted cash are amounts restricted under various escrow agreements as well as cash which collateralizes letters of credit as discussed in note 6. Credit risk associated with cash, cash equivalents and restricted cash is considered low due to the high quality of the financial institutions in which these assets are held.


(4)  MARKETABLE SECURITIES

     The Partnership purchased investments during 2004 and 2005 which generally mature between three months and eighteen months from the date of purchase. The investments consisted of U.S. Government obligations. The Partnership intended to hold these obligations to maturity, and therefore, classified these investments as Held-to-maturity securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. On September 30, 2005, the Partnership transferred $10,000,000 of the only remaining marketable security to the Liquidating Trust. This investment matured during the fourth quarter of 2005.

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
                 ===========   ==========   ==========   ==========


(5)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses paid or payable by the Partnership to affiliates of the General Partner for the period January 1, 2005 through September 30, 2005 and for the years ended December 31, 2004 and 2003 are as follows:

                                     For the
                                   period from
                                    January 1,
                                     2005 to
                                  September 30,
                                      2005         2004        2003
                                  ------------   --------    --------
Insurance commissions . . . . . . .   $ 12,662   $ 12,135    $104,542
Reimbursement (at cost) for
 accounting services. . . . . . . .     52,508     93,847      55,908
Reimbursement (at cost) for
 treasury, legal and
 corporate services . . . . . . . .    272,128    458,019     287,491
                                      --------   --------    --------
                                      $337,298   $564,001    $447,941
                                      ========   ========    ========

     The Liquidating Trust, as successor of the Partnership, incurred costs payable to the Administrator or its affiliates of $190, $10,824 and $95,264 for insurance commissions, reimbursement (at cost) for accounting services and reimbursement (at cost) for treasury, legal and corporate services, respectively, for the period October 1, 2005 through December 31, 2005.

     Pursuant to a sub-management agreement between Arvida Company ("Arvida") and St. Joe/Arvida Company, L.P. (now known as St. Joe Towns & Resorts, LP - "Towns & Resorts LP"), effective January 1, 1998, Towns & Resorts LP provides (and is reimbursed for) a substantial portion of the development and management supervisory and advisory services (and personnel with respect thereto) to the Liquidating Trust that Arvida would otherwise have provided pursuant to its management agreement with the Liquidating Trust. Towns & Resorts LP is reimbursed for such services and personnel on the same basis as Arvida under the management agreement, and such reimbursements are made directly by the Liquidating Trust. The Liquidating Trust also receives reimbursement from Towns & Resorts LP for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Liquidating Trust on behalf of Towns & Resorts LP. Charges and related reimbursements between the Liquidating Trust and Towns & Resorts LP are determined on a consistent basis using various methodologies depending upon the nature of the services provided. Such charges, whether incurred directly by the Liquidating Trust or Towns & Resorts LP, may include salaries and salary related costs, as well as burdens for administrative and office overheads. Methodologies used to apportion costs between entities include, but are not limited to, charges based upon percentages of
(i) time spent on each entity relative to total hours worked; (ii) cash expenditures by entity relative to total expenditures; and (iii) real estate sales and closings by entity relative to total sales and closings. Affiliates of JMB Realty Corporation owned a minority interest in Towns & Resorts LP until July 2003, when they sold their minority interest to an affiliate of The St. Joe Company. Affiliates of The St. Joe Company currently own all of the interests in Towns & Resorts LP.

     For the period January 1, 2005 through September 30, 2005 and for the years ended December 31, 2004 and 2003, the Liquidating Trust reimbursed Towns & Resorts LP or its affiliates approximately $118,000, $2,487,000 and $7,073,000, respectively. For services provided to the Liquidating Trust by Towns & Resorts LP personnel pursuant to the sub-management agreement discussed above for the period October 1, 2005 through December 31, 2005, such costs were approximately $59,000. Such reimbursements included amounts owing in connection with the Liquidating Trust's achievement of certain profit and cash flow levels prior to 2003. On January 1, 2003, certain employees of the Partnership became employees of Towns & Resorts LP. Therefore, a significant portion of the expense related to this reimbursement to Towns & Resorts LP in 2003 was a direct operating expense of the Partnership in prior years. For the period January 1, 2005 through September 30, 2005 and for the years ended December 31, 2004 and 2003, the

Liquidating Trust received approximately $31,300, $73,600 and $5,154,000, respectively, from Towns & Resorts LP or its affiliates. For the period October 1, 2005 through December 31, 2005, the Liquidating Trust received approximately $5,200 from Towns & Resorts LP or its affiliates. The St. Joe Company beneficially owns 23.7% of the outstanding beneficial interest units of the Liquidating Trust.

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

     In May 2004, Arvida/JMB Partners, which was a consolidated subsidiary of the Partnership, made a $450,000 minority interest distribution to Arvida/JMB Managers, Inc. ("Managers"), which was also the General Partner of the Partnership, for previously deferred amounts distributable with respect to Managers's .1% general partner interest in Arvida/JMB Partners.

     Amounts receivable from or payable to the Administrator, Towns & Resorts LP or their respective affiliates do not bear interest and are expected to be paid in future periods.


(6)  COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, the Liquidating Trust was contingently liable under performance bonds for approximately $2,236,000 at December 31, 2005. At December 31, 2004, the Partnership was contingently liable under performance bonds for approximately $2,949,000.

     On August 29, 2002, the Partnership entered into an agreement with Towns & Resorts LP for the prospective assignment to and assumption by Towns & Resorts LP of the Partnership's rights and obligations under the lease for its offices (approximately 19,100 rentable square feet of space) in Boca Raton, Florida. The assignment and assumption was made effective January 1, 2004.

     Rental expense of $91,200, $168,975 and $996,878 was incurred for the period from January 1, 2005 through September 30, 2005 and for the years ended December 31, 2004 and 2003, respectively. Rental expenses of $21,098 was incurred for the period from October 1, 2005 through December 31, 2005.

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

     The Partnership is informed and believes that a settlement in principal has been reached in the underlying action between Disney and the plaintiffs. The terms of the settlement have not been announced.

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

     The Partnership is a defendant in an insurance subrogation matter. On or about May 10, 1996, a subrogation claim entitled Juarez v. Arvida Corporation et al., Case No. 96-09372 CA13 was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). In this suit, plaintiffs seek to recover damages, pre-and post-judgment interest, costs and any other relief the court may deem just and proper in connection with $3,200,000 American Reliance allegedly paid on specified claims at Country Walk in the wake of Hurricane Andrew. The Walt Disney Company (n/k/a Disney Enterprises, Inc., "Disney") is also a defendant in this suit. The Partnership is informed that a settlement has been reached between the Walt Disney Company and the plaintiff. The terms of the settlement have not been disclosed. The Partnership filed a motion to dismiss this action that has been pending since 1996. The Partnership is advised that the amount of this claim (including prejudgment interest) that allegedly relates to units it sold is a range of approximately $360,000 to $800,000. As a result of, among other things, the settlement agreement with U.S. Fire discussed in Item 3, the Partnership has assumed the cost of defense and any obligations created by judgment or otherwise arising in connection with this matter. The Partnership believes that a material loss for the Partnership as a result of this lawsuit is remote.

     The Partnership, the General Partner and certain related parties as well as other unrelated parties have been named defendants in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al., Case No. 03-10709 CACE 12, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was originally filed on or about June 20, 2003, plaintiffs purport to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston, which has approximately 150 homes. On May 9, 2005, plaintiffs filed a nine count second amended complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiffs complain, among other things, that the homes were not adequately built, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation thereof were improper, and that the homes suffer from improper shutter storm protection systems. The Arvida defendants have filed their answer to the amended complaint. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. Due to, among other things, the early stage of the litigation, the Partnership is not able to determine what, if any, loss exposure that it may have for this matter. This case has been tendered to one of the Partnership's insurance carriers, Zurich American Insurance Company (together with its affiliates collectively, "Zurich"), for defense and indemnity. Zurich is providing a defense of this matter under a purported reservation of rights.

The Partnership has also engaged other counsel in connection with this lawsuit. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurance.

     The Partnership was named a defendant in a purported class action entitled Osnovsky, individually and on behalf of others similarly situated,
v. Arvida Company, Arvida/JMB Partners, and Arvida Realty Co., Inc., Case No. 05015925, filed on November 7, 2005, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. The Arvida defendants were served on March 1, 2006. Plaintiffs have filed a three count class action complaint for alleged violations of state building code, failure to disclosure known defects in a residential real estate transaction, and negligence, all in connection with injuries allegedly sustained to their homes in the Ridges, a homeowners association in Weston that has about 1,500 units. Plaintiffs complain of alleged roofing defects in their homes, among other things. Plaintiffs seek unspecified damages and the opportunity to amend to add punitive damages. The complaint has been tendered to Arvida's carrier for defense and indemnity. The Arvida defendants believe they have meritorious defenses and intend to vigorously defend themselves.

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

     A case, The Ridges Maintenance Association, Inc. v. Arvida/JMB Partners, et al., Case No. 03-10189 (05) (the "Ridges Case"), was filed on or about June 6, 2003 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The defendants in this action include Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida Management Limited Partnership, CCL Consultants, Inc. ("CCL"), Bamboo Hammock Nursery, Inc. ("Bamboo Hammock"), and Lagasse Pool Construction, Co. ("Lagasse"). Plaintiff is alleged to be a homeowners' association representing the owners of approximately 1,500 homes and extensive common areas in the Ridges subdivision in Weston. In the seven-count amended complaint that was filed on September 16, 2005, plaintiff seeks unspecified compensatory damages, prejudgment interest, court costs and such other and further relief as the court might deem just and proper. In Count I, plaintiff seeks damages from the Arvida defendants for alleged negligent design, construction and/or maintenance of the landscaping and common elements that allegedly resulted in defects of the landscaping, sidewalks, irrigation systems, and community pool. With respect to the landscaping claims, the plaintiff alleges that it evaluated the condition of the common areas after the turnover of the community in January 2000 and discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, improper planting of inferior quality/grade of landscaping contrary to controlling government codes, shallow planting of landscaping, landscape planting in inappropriate areas, and the planting of landscaping that would uproot sidewalks. In Count II, plaintiff seeks damages from CCL, the alleged civil engineer for the community, in connection with the alleged negligent design, construction or maintenance of the common areas and elements. In Count III, plaintiff seeks damages from Bamboo Hammock, the alleged landscape engineer, architect, supplier, installer and/or designer, in connection with alleged defects in the landscaping resulting in damage to, among other things, the landscaping and sidewalks. In Count IV, plaintiff seeks damages from Lagasse for alleged defects in the community pool. In Count V, plaintiff seeks damages from Arvida/JMB Partners, a general partnership in which the Partnership owns a 99.9% interest, and Arvida/JMB Managers, Inc., the General Partner of the Partnership, seeking to hold these entities vicariously responsible for the acts of CCL, Bamboo Hammock, and/or Lagasse. In Count VI, plaintiff seeks damages from the Arvida/JMB Partners and Arvida/JMB Managers, Inc. for various breaches of fiduciary duty. In this count, plaintiff alleges that prior to the turnover of the community, these defendants engaged in acts that amounted to a breach of fiduciary duty to plaintiff in that they, among other things, (i) allegedly improperly executed an amendment to the declarations of covenant for their sole benefit and to the financial detriment of the plaintiff; (ii) allegedly engaged in acts that constituted a conflict of interest; (iii) allegedly failed to maintain appropriate care, custody and control over the financial affairs of the homeowners' association by failing to pay for common expenses; (iv) allegedly improperly transferred funds by and between plaintiff and a non-party, The Town Foundation, Inc., which transfers allegedly amounted to a violation of these defendants' obligations to fund operating deficits and a breach of fiduciary duty; and (v) allegedly transferred funds by and between various entities under their common control in violation of Florida statute and their fiduciary duty to plaintiff. Plaintiffs voluntarily withdrew Count
VII. The Arvida defendants filed their answer to the amended complaint on February 13, 2006, denying substantive liability and raising various defenses. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves.

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

     Due to, among other things, the early stages of litigation, the Partnership is not able to determine what, if any, loss exposure that it may have for the landscape cases, and the accompanying financial statements do not reflect any accruals related to the landscape cases. Each of the landscape cases has been tendered to Zurich for defense and indemnity. The Partnership has also engaged other counsel in connection with the landscape cases. The Partnership has received from Zurich letters purporting to reserve its rights in the Ridges and Falls Maintenance Cases. For this and other reasons, on September 26, 2005, Arvida/JMB Partners, L.P., Arvida/JMB Managers, Inc., and Arvida Management L.P. (collectively "Arvida") filed a complaint for declaratory relief and damages against Zurich American Insurance Co., individually and as successor to Zurich Insurance Co. (collectively "Zurich"), Case No. 0514346 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this two Count complaint, Arvida seeks, among other things, a declaration of its rights under its policies, attorney fees and costs, and such other relief as the court deems appropriate. On March 15, 2006, the court dismissed the complaint with leave to file an amended complaint. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages allegedly relating to the landscaping cases, if any, which will be covered by its insurance.

     Other than as described above, the Partnership is not subject to any material legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership.


(7)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107 requires the disclosure of the fair values of all financial assets and liabilities for which it is practicable to estimate such values. Value is defined in SFAS No. 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Management believes the carrying amounts of its Cash and cash equivalents, Restricted cash, Trade and other accounts receivable, Investments in and advances to joint ventures, Amounts due from affiliates, Prepaid expenses and other assets, approximate their fair values at December 31, 2004.

(8)  PARTNERSHIP AGREEMENT

     Prior to the formation of the Liquidating Trust, the Partnership Agreement (and subject to Section 4.2F which allocates Profits, as defined, to the General Partner and Associate Limited Partners), allocated profits or losses of the Partnership as follows: (i) profits will be allocated such that the General Partner and the Associate Limited Partners will be allocated profits equal to the amount of cash flow distributed to them for such fiscal period and the amount of cash flow anticipated to be distributed to them in future periods, with the remainder of the profits allocated to the Holders of Interests, except that in all events, the General Partner shall be allocated at least 1% of profits and (ii) losses will be allocated 1% to the General Partner, 1% to the Associate Limited Partners and 98% to the Holders of Interests.

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


(9)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                               Three Months Ended
                -----------------------------------------------------
                     March 31,   June 30,  September 30, December 31,
                       2003       2003          2003         2003
                   -----------  ---------- ------------- ------------
Total revenues. . .$11,895,796  11,960,343      151,404      158,527
Gross operating
  profit (loss) . .$ 1,015,613     893,132     (811,643)     410,861
Net income
  (loss). . . . . .$   823,329    (577,503)  (1,458,212)     515,830
Net income (loss)
  per Limited
  Partnership
  Interest. . . . .$      2.02       (1.42)       (3.54)        1.25


                               Three Months Ended
                -----------------------------------------------------
                     March 31,   June 30,  September 30, December 31,
                       2004       2004          2004         2004
                   -----------  ---------- ------------- ------------
Total revenues. . .$   130,784      14,298       12,193       29,875
Gross operating
  profit (loss) . .$   106,798      (1,270)    (224,674)   4,803,477
Net (loss)
  income. . . . . .$  (627,057)   (482,846)    (673,723)   4,483,900
Net (loss) income
  per Limited
  Partnership
  Interest. . . . .$     (1.52)      (1.17)       (1.63)       10.94

                               Three Months Ended
                -----------------------------------------------------
                     March 31,   June 30,  September 30, December 31,
                       2005       2005          2005         2005
                   -----------  ---------- ------------- ------------
Total revenues. . .$    51,744     200,000        --           N/A
Gross operating
  profit (loss) . .$    51,531    (191,138)        (738)       N/A
Net loss. . . . . .$  (362,285)   (533,710)    (209,614)       N/A
Net loss per
  Limited
  Partnership
  Interest. . . . .$      (.88)      (1.29)        (.51)       N/A


     Total revenues and gross operating profit (loss) for the three months ended September 30, 2003 differ from the amounts reflected in the September 30, 2003 Form 10-Q due to the reclassification of Land and property revenues in the third quarter filing which are more appropriately classified as a component of Gain on sale of assets held for sale.

     Fourth quarter 2005 information is presented in the Statement of Changes in Net Assets in Liquidation. Fourth quarter revenues consist primarily of interest income. Costs incurred during liquidation consisted primarily of legal fees, insurance and administrative expenses. Prior to the adoption of liquidation basis accounting, total revenues for first and second quarter 2005 represented the sale of two small parcels of land in Florida and the receipt for the release of a deed restriction. The fluctuations in gross operating profit (loss) during the first and second quarter 2005 is attributable to a change made in our estimated warranty costs during the second quarter.

     Total gross operating profit and net income for the fourth quarter 2004 as compared to the previous quarterly periods for 2004 was affected by the settlement with U.S. Fire which was recorded as a reduction of housing cost of revenues in the accompanying consolidated statement of operations.

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



                               PART III

ITEM 10.  DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Administrator of the Trust is Arvida Company, an Illinois corporation, an affiliate of JMB Realty Corporation, a Delaware corporation ("JMB") that is in the business of real estate investment. Substantially all of the outstanding shares of stock of Arvida Company are owned by certain of JMB's past and present officers and directors, members of their families and their affiliates. The Administrator has responsibility for all aspects of the Trust's liquidations. Certain relationships of the Trust to the Administrator and its affiliates are described under the captions "Determinations by the Administrator," "Relationships of Affiliates to Liquidating Trust," "Remuneration of JMB, Arvida and Affiliates" and "Fiduciary Responsibility of the Administrator" in the section "Conflicts of Interest" at pages 21 and 23-24 of the Prospectus of the Partnership, dated September 16, 1987 and updated with the Liquidating Trust Agreement of ALP Liquidating Trust.

     The Trust is subject to certain conflicts of interest arising out of its relationships with the Administrator, Towns & Resorts LP and their affiliates. Various services have been and, to some extent, will continue to be provided to the Trust by the Administrator, Towns & Resorts LP and their affiliates, including management supervisory and advisory services, insurance brokerage and administrative services such as legal, accounting and treasury services. In addition, the timing and amount of cash distributions and cash reserves and allocations of profits and losses for tax purposes, as well as the amount of expenses charged to the Partnership for services, are or may be affected by determinations made by the Administrator. Because the Administrator and/or its affiliates have interests in the cash distributions and the profits or losses for tax purposes of the Trust or in the amount of payments or reimbursements made for services rendered to the Trust, the Administrator has a conflict of interest in making the determinations affecting these matters.

     The director and executive officers of the Administrator of the Liquidating Trust are as follows:

                                                           SERVED IN
  NAME                       OFFICE                        OFFICE SINCE
  ----                       ------                        ------------

Gary Nickele                 Director and President        2005

Gailen J. Hull               Vice President and
                             Chief Financial Officer       2005

     There is no family relationship among the foregoing director or officer. Mr. Nickele has been elected to serve a one-year term as director until the annual meeting of the Administrator to be held on or about
August 9, 2006. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Administrator to be held on or about August 9, 2006. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which the director or any officer was selected as such.

     The foregoing director and officers are also officers and/or directors of JMB. The foregoing director and officer are also officers and/or directors of various affiliated companies of JMB.

    The business experience during the past five years of the director and officer of the Administrator of the Liquidating Trust includes the following:

     Gailen J. Hull (age 57), in addition to being a Vice President of Arvida/JMB Managers, Inc., has acted as the Chief Financial Officer of the Partnership since August 2002. He is also a Senior Vice President and, since August 2002, Chief Financial Officer of JMB and an officer of various JMB affiliates. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

    Gary Nickele (age 53) is Executive Vice President and General Counsel of JMB and an officer and/or director of various JMB affiliates. Prior to becoming President of Arvida/JMB Managers, Inc., in August 2002, Mr. Nickele had been a Vice President of that corporation since April 1987. He has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     The Trust is organized under the laws of the State of Delaware, and the rights of its trustees are governed by Liquidating Trust Agreement and Chapter 38 of Title 12 of the Delaware Code, 12 Del. c 8 3Ed, et. seq., as amended from time to time (as so amended, the "Trust Act"). Moreover, the beneficial interest units are not publicly traded. In view of these facts, as well as the limited business activity of the Trust, the Administrator has determined that it is not necessary for the Trust to have either an "audit committee financial expert" or a "code of ethics" as those terms are defined in the rules and regulations of the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION

     The officers and the director of the Administrator receive no direct remuneration in such capacities from the Trust. The Administrator and the trustees are entitled to receive a share of cash distributions, when and as cash distributions are made. The Administrator did not receive any cash distributions in 2005. Prior to the formation of the Liquidating Trust, the General Partner and Associate Limited Partners, collectively, received cash distributions in 2005 totaling $2,468,858. Pursuant to the Partnership Agreement, the General Partner and Associate Limited Partners were allocated net loss for Federal income tax purposes for 2005 of approximately $25,730. Reference is made to note 8 for further discussion of this allocation. Pursuant to the ALP Liquidating Trust Agreement, the Administrator and former associate limited partners were allocated net losses for Federal income tax purposes for 2005 of approximately $55,534.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

     (a) The following have reported beneficial ownership of more than 5% of the outstanding Interests of the Partnership.

                    NAME AND ADDRESS        AMOUNT AND NATURE
                    OF BENEFICIAL           OF BENEFICIAL     PERCENT
TITLE OF CLASS      OWNER                   OWNERSHIP         OF CLASS
--------------      ----------------        ----------------- --------

Beneficial          The St. Joe Company     106,200.4399      23.7%
Interest Units                              Interests
                                            (1)

Beneficial          Alfred I. duPont        106,200.4399      23.7%
Interest Units      Testamentary Trust      Interests
                                            (2)

Beneficial          The Nemours             106,200.4399      23.7%
Interest Units      Foundation              Interests
                                            (2)

Beneficial          Winfred L. Thornton     106,200.4399      23.7%
Interest Units                              Interests
                                            (2)

Beneficial          William T.              106,200.4399      23.7%
Interest Units      Thompson III            Interests
                                            (2)

Beneficial          Hugh M. Durden          106,200.4399      23.7%
Interest Units                              Interests
                                            (2)

Beneficial          John F. Porter III      106,200.4399      23.7%
Interest Units                              Interests
                                            (2)

Beneficial          Herbert H. Peyton       106,200.4399      23.7%
Interest Units                              Interests
                                            (2)

(1) Reflects beneficial ownership of beneficial interest units held directly by The St. Joe Company. The address for The St. Joe Company is 1650 Prudential Drive, Suite 400, Jacksonville, Florida 32207. Wholly owned subsidiaries of The St. Joe Company are the partners, and collectively own all of the Trust's beneficial interest units, in Towns & Resorts LP.

(2) Reflects indirect beneficial ownership of beneficial interest units held directly by The St. Joe Company. Messrs. Thornton, Thompson, Durden, Porter and Peyton are trustees and directors of the Alfred I. duPont Testamentary Trust (the "Testamentary Trust") and The Nemours Foundation (the "Foundation"), respectively. As a result of the Testamentary Trust's and the Foundation's respective direct and beneficial ownerships of outstanding shares of common stock of The St. Joe Company, the Testamentary Trust, Foundation and Messrs. Thornton, Thompson, Durden, Porter and Peyton are or may be deemed to be indirect beneficial owners of 106,200.4399 Interests owned directly by The St. Joe Company. See note (1) above. The address for each of the Testamentary Trust, Foundation and Messrs. Thornton, Thompson, Durden, Porter and Peyton is 4600 Touchton Road, East Building 200, Suite 500, Jacksonville, Florida 32246.

     (b) The Administrator and its executive officers and director beneficially own the following Interests of the Trust:

                    NAME OF              AMOUNT AND NATURE
                    BENEFICIAL           OF BENEFICIAL        PERCENT
TITLE OF CLASS      OWNER                OWNERSHIP            OF CLASS
--------------      ----------           -----------------    --------

Beneficial          Administrator        None                 --
Interest Units      and its executive
                    officers and
                    director as
                    a group
---------------
     No executive officer or director of the Administrator of the Trust possesses a right to acquire beneficial interest units of the Trust.

     (c) There exists no arrangement, known to the Trust, the operation of which may at a subsequent date result in a change in control of the Trust.

     (d) The Trust has no compensation plans or individual compensation arrangements under which beneficial interest units of the Trust are authorized for issuance to any person.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to the original Partnership Agreement and subsequent Liquidating Trust Agreement, the Trust is permitted to engage in various transactions involving the Administrator, Towns & Resorts LP and their respective affiliates. Such transactions involve conflicts of interest for the Administrator or its affiliates. Certain relationships of the Administrator (and its director and executive officer) and its affiliates to the Liquidating Trust are set forth above in Item 10.

     In November 1997, Towns & Resorts LP acquired the major assets of Arvida, including the Arvida name and service marks with respect to the Arvida name. Pursuant to a license agreement with Arvida, the Partnership has a non-exclusive right to use the Arvida name and service marks with respect to the Arvida name. In connection with the acquisition of Arvida's assets, Towns & Resorts LP was assigned Arvida's rights and obligations under the license agreement with the Partnership.

     Towns & Resorts LP also entered into a sub-management agreement with Arvida, effective January 1, 1998, whereby Towns & Resorts LP provides a substantial portion of the development and management supervisory and advisory services (and the personnel therefor) to the Liquidating Trust that Arvida would otherwise provide pursuant to its management agreement with the Partnership. Towns & Resorts LP is reimbursed for such services and personnel on the same basis as Arvida under its management agreement, and such reimbursements are made directly to Towns & Resorts LP by the Liquidating Trust. The Liquidating Trust also receives reimbursement from Towns & Resorts LP for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of the Liquidating Trust on behalf of Towns & Resorts LP. Charges and related reimbursements between the Liquidating Trust and Towns & Resorts LP are determined on a consistent basis using various methodologies depending upon the nature of the services provided. Such charges, whether incurred directly by the Liquidating Trust or Towns & Resorts LP, may include salaries and salary-related costs, as well as burdens for administrative and office overheads. Methodologies used to apportion costs between entities include, but are not limited to, charges based upon percentages of (i) time spent on each entity relative to total hours worked; (ii) cash expenditures by entity relative to total expenditures; and (iii) real estate sales and closings by entity relative to total sales and closings. The total reimbursements made to Towns & Resorts LP during the period ended January 1, 2005 to September 30, 2005, was approximately $118,000. For the period ended January 1, 2005 to September 30, 2005, the Partnership received approximately $31,300 from Towns & Resorts LP or its affiliates. The Liquidating Trust as successor to the Partnership also made payments of $59,000 to Towns & Resorts LP or its affiliates for the period October 1, 2005 to December 31, 2005.

     In August 2002, the Partnership entered into an agreement for the prospective assignment to and assumption by Towns & Resorts LP of the Partnership's rights and obligations under the lease for its offices (approximately 19,100 rentable square feet of space) in Boca Raton, Florida. The assignment and assumption was effective January 1, 2004. From and after the effective date, Towns & Resorts LP will charge to the Partnership and successor Liquidating Trust an allocable portion of the monthly base rent (which ranged from approximately $28,000 to $29,000 during 2005) operating expenses and tenant improvement costs, if any, incurred by Towns & Resorts LP pursuant to the lease. The allocation method for such costs is discussed in the preceding paragraph and is similar to the allocation method previously used by the Partnership to charge to Towns & Resorts LP a portion of the lease costs.

     JMB Insurance Agency, Inc., an affiliate of the Administrator, earned and received insurance brokerage commissions in 2005 of approximately $12,900 in connection with providing insurance coverage for certain of the Liquidating Trust, all of which was paid as of December 31, 2005. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The Administrator of the Liquidating Trust or its affiliates are entitled to reimbursement for their direct expenses or out-of-pocket expenses relating to the administration of the Liquidating Trust and the management of the Liquidating Trust assets. In 2005, the Administrator, the former General Partner and their affiliates were entitled to reimbursements for legal, accounting and treasury services. Such costs for 2005 were approximately $430,700, all of which were paid as of December 31, 2005.

     Amounts payable to or by the Administrator, Towns & Resorts LP or their affiliates do not bear interest and are expected to be paid in future periods.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Ernst & Young LLP audited the accompanying consolidated financial statements for the years ended December 31, 2004 and 2003 and the consolidated financial statements for period from January 1, 2005 to September 30, 2005. In addition, Ernst and Young audited the consolidated statement of net assets in liquidation as of December 31, 2005 and the related consolidated statement of changes in net assets in liquidation for the period October 1, 2005 to December 31, 2005. The fees billed by Ernst & Young LLP for all professional services for each of those years were as follows:

     (1)  AUDIT FEES

     The aggregate fees billed for each of the years ended December 31, 2005, 2004 and 2003 for professional services rendered by Ernst & Young LLP for the audit of the Partnership's annual financial statements and review of financial statements included in the Partnership's Form 10-Q filings were approximately $90,800, $168,900 and $76,000, respectively.

     (2)  AUDIT-RELATED FEES

     None

     (3)  TAX FEES

     The aggregate fees billed for each of the years ended December 31, 2005, 2004 and 2003, for professional services rendered by Ernst & Young LLP for tax planning, tax compliance and tax return preparation were approximately $7,500, $10,700 and $20,000, respectively.

     (4)  ALL OTHER FEES

     None

     The Trust has not adopted any pre-approval policies and procedures for its audit, audit-related and permitted non-audit services. All such services are approved by the sole director of the Administrative before the services are rendered.

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

                  3.4 Assignment Agreement by and among the General Partner, the Initial Limited Partner and the Partnership.*

                  4.1 Liquidating Trust Agreement of ALP Liquidating Trust, dated as of September 30, 2005, by and among, Arvida/JMB Partners, L.P., Arvida Company, as Administrator, and Wilmington Trust Company, as Resident Trustee.

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

        (b)  Reports on Form 8-K:

             On October 7, 2005, a current report on Form 8-K was filed with the Commission reporting under Item 5 (Other Events) as the Partnership entered into a Material Definitive Agreement.

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        ALP LIQUIDATING TRUST

                        BY:     Arvida Company
                                as Administrator



                                GAILEN J. HULL
                        By:     Gailen J. Hull
                                Vice President
                        Date:   March 31, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                GAILEN J. HULL
                        By:     Gailen J. Hull, Vice President
                                Principal Accounting Officer
                                and Principal Financial Officer
                        Date:   March 31, 2006



                                GARY NICKELE
                        By:     Gary Nickele, President and Sole Director
                                Principal Executive Officer
                        Date:   March 31, 2006

                         ALP LIQUIDATING TRUST

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

3.1.     Amended and Restated Agreement
         of Limited Partnership.                 Yes

3.2      Acknowledgment and Amendment of
         Partnership Agreement.                  Yes

3.3      Amendment to the Amended and
         Restated Agreement of Limited
         Partnership, effective October 29,
         2002.                                   Yes

3.4.     Assignment Agreement by and
         among the General Partner, the
         Initial Limited Partner and the
         Partnership.                            Yes

4.1      Liquidating Trust Agreement of
         ALP Liquidating Trust, dated as of
         September 30, 2005, by and among,
         Arvida/JMB Partners, L.P., Arvida
         Company, as Administrator, and
         Wilmington Trust Company,
         as Resident Trustee.                    Yes

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