Form 10-Q
period 2006-03-31
ALP LIQUIDATING TRUST
filed 2006-05-17
CIK 814046

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C.   20549




                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended March 31, 2006            Commission file #0-16976




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

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                           ALP LIQUIDATING TRUST

                  STATEMENT OF NET ASSETS IN LIQUIDATION




                                  ASSETS
                                  ------

                                             MARCH 31,
                                               2006        DECEMBER 31,
                                            (Unaudited)       2005
                                           -------------   ------------

Cash and cash equivalents . . . . . . . . .  $29,333,125    $29,765,135
Restricted cash . . . . . . . . . . . . . .      664,302        664,159
Prepaid expenses and other assets . . . . .      131,650        133,276
                                             -----------    -----------

          Total assets. . . . . . . . . . .   30,129,077     30,562,570
                                             -----------    -----------


                                LIABILITIES
                                -----------

Estimated costs to be incurred
  through June 30, 2007 . . . . . . . . . .    4,272,628      4,594,060
Other current liabilities and
  accrued expenses. . . . . . . . . . . . .    3,178,045      3,637,983
                                             -----------    -----------
          Total liabilities . . . . . . . .    7,450,673      8,232,043
                                             -----------    -----------

          Net assets in liquidation . . . .  $22,678,404    $22,330,527
                                             ===========    ===========


























The accompanying notes are an integral part of these financial statements.

                           ALP LIQUIDATING TRUST

             STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

                     THREE MONTHS ENDED MARCH 31, 2006

                                (UNAUDITED)




Net assets in liquidation at December 31, 2005. . . . . .   $22,330,527

Proceeds and revenues . . . . . . . . . . . . . . . . . .       436,435

Adjustment to estimated costs to be incurred through
  June 30, 2007 . . . . . . . . . . . . . . . . . . . . .       321,432

Costs incurred during liquidation period. . . . . . . . .      (409,990)
                                                            -----------

Net assets in liquidation on March 31, 2006 . . . . . . .   $22,678,404
                                                            ===========













































The accompanying notes are an integral part of these financial statements.

                           ALP LIQUIDATING TRUST

        CONSOLIDATED STATEMENTS OF OPERATIONS (GOING CONCERN BASIS)

                     THREE MONTHS ENDED MARCH 31, 2005
                                (UNAUDITED)



Revenues:
  Other operating revenues. . . . . . . . . . . . . . .   $    51,744
                                                          -----------
      Total revenues. . . . . . . . . . . . . . . . . .        51,744
                                                          -----------
Cost of revenues:
  Other operating expense . . . . . . . . . . . . . . .           213
                                                          -----------
      Total cost of revenues. . . . . . . . . . . . . .           213
                                                          -----------
Gross operating profit. . . . . . . . . . . . . . . . .        51,531
Selling, general and administrative expenses. . . . . .      (733,351)
                                                          -----------
      Net operating loss. . . . . . . . . . . . . . . .      (681,820)

Interest income . . . . . . . . . . . . . . . . . . . .       322,155
Equity in losses of unconsolidated ventures . . . . . .        (2,620)
                                                          -----------
      Net loss. . . . . . . . . . . . . . . . . . . . .   $  (362,285)
                                                          ===========
      Net loss per Limited Partnership Interest
        prior to the formation of ALP
        Liquidating Trust . . . . . . . . . . . . . . .   $      (.88)
                                                          ===========
      Cash distributions per Limited
        Partnership Interest prior to the
        formation of ALP Liquidating Trust. . . . . . .   $     25.00
                                                          ===========































The accompanying notes are an integral part of these financial statements.

                           ALP LIQUIDATING TRUST

        CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS)

                     THREE MONTHS ENDED MARCH 31, 2005
                                (UNAUDITED)


Net loss. . . . . . . . . . . . . . . . . . . . . . . .   $   (362,285)
Charges (credits) to net loss from operations
 not requiring (providing) cash:
  Depreciation. . . . . . . . . . . . . . . . . . . . .          3,493
  Amortization of discount on held-to-maturity
    debt securities . . . . . . . . . . . . . . . . . .       (116,054)
  Equity in losses of unconsolidated ventures . . . . .          2,620
Changes in:
  Restricted cash . . . . . . . . . . . . . . . . . . .         48,443
  Trade and other accounts receivable . . . . . . . . .            526
  Amounts due to/from affiliates, net . . . . . . . . .         (5,983)
  Prepaid expenses and other assets . . . . . . . . . .        (53,751)
  Accounts payable, accrued expenses and
    other liabilities . . . . . . . . . . . . . . . . .       (682,552)
                                                          ------------
          Net cash used in operating activities . . . .     (1,165,543)
                                                          ------------

Investing activities:
  Acquisition of held-to-maturity debt securities . . .    (31,689,622)
  Proceeds from held-to-maturity debt securities. . . .     10,000,000
  Joint venture distributions . . . . . . . . . . . . .         10,768
                                                          ------------
          Net cash used in investing activities . . . .    (21,678,854)
                                                          ------------

Financing activities:
  Distributions to General Partner
    and Associate Limited Partners. . . . . . . . . . .     (1,122,208)
  Distributions to Limited Partners . . . . . . . . . .    (10,099,875)
                                                          ------------
          Net cash used in financing activities . . . .    (11,222,083)
                                                          ------------

Decrease in Cash and cash equivalents . . . . . . . . .    (34,066,480)
Cash and cash equivalents, beginning of period. . . . .     37,590,586
                                                          ------------
Cash and cash equivalents, end of period. . . . . . . .   $  3,524,106
                                                          ============





















The accompanying notes are an integral part of these financial statements.

                           ALP LIQUIDATING TRUST

                       NOTES TO FINANCIAL STATEMENTS

                              MARCH 31, 2006
                                (UNAUDITED)



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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Readers of this quarterly report should refer to the audited financial statements for the fiscal year ended December 31, 2005, which are included in the Liquidating Trust's 2005 Annual Report on Form 10-K (File No. 0-16976) filed on April 10, 2006, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements, and which are required by U.S. generally accepted accounting principles for complete financial statements, have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the 2005 Annual Report.

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

      Cash and Cash Equivalents

      The Liquidating Trust considers all highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents. Cash equivalents at March 31, 2006 consisted primarily of money market funds.

      Restricted Cash

      Restricted cash is primarily cash which collateralizes both letters of credit and outstanding performance bonds.

      Prepaid Expenses and Other Assets

      Prepaid expenses and other assets primarily includes prepaid insurance and deposits held by third parties.

      Other Current Liabilities and Other Assets

      Other current liabilities and accrued expenses includes legal fees, warranty reserves, and other miscellaneous accruals.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In March 2005, Financial Accounting Standards Board Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" an interpretation of SFAS No. 143 was issued to clarify a liability for a performance of an asset retirement activity should be recorded if the obligation to perform such activity is unconditional, whether or not the timing or method of settlement may be conditional on a future event. The interpretation is effective for fiscal years ended after December 15, 2005.

The adoption of this interpretation did not have a material impact on the Trust's financial statements.

TRANSACTIONS WITH AFFILIATES

      The Liquidating Trust, subject to certain limitations, may engage affiliates of the Administrator for insurance brokerage and certain other administrative services to be performed in connection with the administration of the Liquidating Trust and its assets. The total of such costs for the three months ended March 31, 2006 was approximately $7,300. The total of such costs for the three months ended March 2005 was approximately $6,250. In addition, the Administrator and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Liquidating Trust and the operation of the Liquidating Trust's properties. The Liquidating Trust reimbursed such costs totalling approximately $73,000 and $373,000 for the three months ended March 31, 2006 and 2005, respectively, including amounts due for prior periods.

      For the three month periods ended March 31, 2006 and 2005, the Liquidating Trust reimbursed St. Joe Towns and Resorts, LP, formerly known as St. Joe/Arvida Company L.P. ("St. Joe T&R") or its affiliates approximately $7,000 and $69,000, for the services provided to the Liquidating Trust by St. Joe T&R pursuant to a sub-management agreement for development and management supervisory and advisory services (and personnel with respect thereto).

      In January 2005, the General Partner and Associate Limited Partners, collectively, received cash distributions in the aggregate amount of $1,122,208.

COMMITMENTS AND CONTINGENCIES

      As security for performance of certain development obligations, the Liquidating Trust was contingently liable under performance bonds for approximately $2,236,000 at March 31, 2006 and December 31, 2005.

      On August 29, 2002, the Partnership entered into an agreement with St. Joe T&R for the prospective assignment to and assumption by St. Joe T&R of the Partnership's rights and obligations under the lease for its offices (approximately 19,100 rentable square feet of space) in Boca Raton, Florida. The assignment and assumption of the lease was made effective January 1, 2004.

      Rental expense of approximately $18,000 and $13,000 was incurred for the three month periods ended March 31, 2006 and 2005.

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

      The Partnership is informed and believes that a settlement in principle has been reached in the underlying action between Disney and the plaintiffs. The terms of the settlement have not been announced.

      The Partnership continues to pursue claims for indemnity or contribution against Disney or its affiliates ("Disney cross-defendants") in connection with the Lakes of the Meadow condominium units that were constructed in whole or in part prior to September 10, 1987 (the date that the Partnership acquired the assets of Arvida Corporation from Disney) but were sold by the Partnership on or after that date. The Partnership's claims for indemnity and contribution have been severed for separate proceedings and trial from the remaining case-in-chief in the Lakes of the Meadow litigation. The Disney cross-defendants have answered the cross-claim denying liability and have filed their own claims for indemnity and contribution. The Partnership will be filing its response to the cross-claim and working toward scheduling this matter. No discovery cutoff or trial date has been set for these claims.

      The Partnership also sought payment or reimbursement of the foregoing settlement amounts from U.S. Fire and an excess insurance carrier, The Home Insurance Company, that is in liquidation proceedings. On December 10, 2004, the Partnership and one of its insurance carriers, U.S. Fire, entered into an agreement (the "Settlement Agreement") to settle their respective claims against each other relating to insurance coverage under a policy of insurance for the period from June 1, 1992 to June 1, 1993 (the "Policy"). The dispute between the Partnership and U.S. Fire concerned whether the Policy covered third-party claims asserted against the Partnership in the Lakes of the Meadow matter and claims asserted against the Partnership in an insurance subrogation lawsuit involving certain homes in the Country Walk Community (the "Juarez action"). The Partnership settled the claims asserted against it in the Lakes of the Meadow matter in 2004 for approximately $6.9 million while the claims asserted in the Juarez action continue in litigation.

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

      The Partnership is a defendant in an insurance subrogation matter.
On or about May 10, 1996, a subrogation claim entitled Juarez v. Arvida Corporation et al., Case No. 96-09372 CA13 was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). In this suit, plaintiffs seek to recover damages, pre-and post-judgment interest, costs and any other relief the court may deem just and proper in connection with $3,200,000 American Reliance allegedly paid on specified claims at Country Walk in the wake of Hurricane Andrew. The Walt Disney Company (n/k/a Disney Enterprises, Inc., "Disney") is also a defendant in this suit. The Partnership is informed that a settlement has been reached between the Walt Disney Company and the plaintiff. The terms of the settlement have not been disclosed. The Partnership filed a motion to dismiss this action that has been pending since 1996. The Partnership is advised that the amount of this claim (including prejudgment interest) that allegedly relates to units it sold is a range of approximately $360,000 to $800,000. As a result of, among other things, the settlement agreement with U.S. Fire, the Partnership has assumed the cost of defense and any obligations created by judgment or otherwise arising in connection with this matter. The Partnership believes that a material loss for the Partnership as a result of this lawsuit is remote.

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

      The Partnership was named a defendant in a purported class action entitled Osnovsky, individually and on behalf of others similarly situated,
v. Arvida Company, Arvida/JMB Partners, and Arvida Realty Co., Inc., Case No. 05015925, filed on November 7, 2005, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. The Arvida defendants were served on March 1, 2006. Plaintiffs have filed a three count class action complaint for alleged violations of state building code, failure to disclosure known defects in a residential real estate transaction, and negligence, all in connection with injuries allegedly sustained to their homes in the Ridges, a homeowners association in Weston that has about 1,500 units. Plaintiffs complain of alleged roofing defects in their homes, among other things. Plaintiffs seek unspecified damages and the opportunity to amend to add punitive damages. The complaint has been tendered to Arvida's carrier for defense and indemnity. In response to the tender, the Partnership received a purported reservation of right letter from the carrier. The Arvida defendants believe they have meritorious defenses and intend to vigorously defend themselves.

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

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2006, net assets in liquidation totaled approximately $22,678,000, consisting of approximately $29,333,000 in cash and cash equivalents and approximately $7,451,000 in total liabilities. The Liquidating Trust expects to use its capital resources to execute the liquidation and dissolution, and with remaining funds, if any, to be used to make liquidating distributions to Unit Holders.

      Until the ultimate completion of the liquidation, winding up and termination of the Liquidating Trust, it is anticipated that the Liquidating Trust will retain substantially all of its funds in reserve to provide for the payment of, the defense against, or other satisfaction or resolution of obligations, liabilities (including contingent liabilities) and current and possible future claims, including those for possible construction repairs, homeowner warranty claims, completion of work for certain homeowner associations and master associations and pending and possible future litigation and environmental matters. It is not possible at this time to estimate the amount of time or money that it will take to effect the Liquidating Trust's liquidation, winding up and termination. That portion, if any, of the funds held in reserve that are not ultimately used to pay, defend or otherwise resolve or satisfy obligations, liabilities or claims are currently anticipated to be distributed to the Unit Holders in the Liquidating Trust at a later date and may not be distributed until the completion of the liquidation.

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

CHANGES IN NET ASSETS IN LIQUIDATION

      The following table presents financial data under the liquidation basis of accounting for the three months ended March 31, 2006.

Net assets in liquidation on December 31, 2005. . . . . .   $22,330,527
    Proceeds and revenues . . . . . . . . . . . . . . . .       436,435
    Adjustment to estimated costs to be incurred
      through June 30, 2007 . . . . . . . . . . . . . . .       321,432
    Costs incurred during liquidation period. . . . . . .      (409,990)
                                                            -----------
Net assets in liquidation at March 31, 2006 . . . . . . .   $22,678,404
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

      Selling, general and administrative expenses for the three months ended March 31, 2005 consisted primarily of legal fees, investor-related expenses and insurance.

      Interest income for the three months ended March 31, 2005 were generated primarily from the purchase of debt securities and money market funds.


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


                  ALP LIQUIDATING TRUST

                  BY:   Arvida Company
                        as Administrator




                        By:   GAILEN J. HULL
                              Gailen J. Hull, Vice President
                        Date: May 15, 2006


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of ALP Liquidating Trust by the following person in the capacities and on the date indicated.




                        By:   GAILEN J. HULL
                              Gailen J. Hull, Chief Financial Officer
                              and Principal Accounting Officer
                        Date: May 15, 2006