Form 10-Q
period 2006-06-30
ALP LIQUIDATING TRUST
filed 2006-08-14
CIK 814046

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C.   20549




                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended June 30, 2006              Commission file #0-16976




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

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                           ALP LIQUIDATING TRUST

                  STATEMENT OF NET ASSETS IN LIQUIDATION




                                  ASSETS
                                  ------

                                               JUNE 30,
                                                2006        DECEMBER 31,
                                             (Unaudited)       2005
                                            -------------   ------------

Cash and cash equivalents. . . . . . . . .    $28,789,728    $29,765,135
Restricted cash. . . . . . . . . . . . . .        666,598        664,159
Prepaid expenses and other assets. . . . .        137,586        133,276
                                              -----------    -----------

          Total assets . . . . . . . . . .     29,593,912     30,562,570
                                              -----------    -----------


                                LIABILITIES
                                -----------

Estimated costs to be incurred
  through June 30, 2007. . . . . . . . . .      3,802,598      4,594,060
Other current liabilities and
  accrued expenses . . . . . . . . . . . .      2,512,753      3,637,983
                                              -----------    -----------
          Total liabilities. . . . . . . .      6,315,351      8,232,043
                                              -----------    -----------

          Net assets in liquidation. . . .    $23,278,561    $22,330,527
                                              ===========    ===========


























The accompanying notes are an integral part of these financial statements.

                           ALP LIQUIDATING TRUST

             STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

                                (UNAUDITED)



                                             Three Months     Six Months
                                                Ended           Ended
                                               June 30,        June 30,
                                                2006            2006
                                             ------------     ----------

Net assets in liquidation
  at beginning of period . . . . . . . . . .  $22,678,404    $22,330,527

Proceeds and revenues. . . . . . . . . . . .      439,073        875,508

Adjustment to estimated costs to be
  incurred through June 30, 2007 . . . . . .      470,030        791,462

Costs incurred during liquidation period . .     (308,946)      (718,936)
                                              -----------    -----------

Net assets in liquidation on
  June 30, 2006. . . . . . . . . . . . . . .  $23,278,561    $23,278,561
                                              ===========    ===========








































The accompanying notes are an integral part of these financial statements.

                           ALP LIQUIDATING TRUST

        CONSOLIDATED STATEMENTS OF OPERATIONS (GOING CONCERN BASIS)

                                (UNAUDITED)



                                             Three Months     Six Months
                                                Ended           Ended
                                               June 30,        June 30,
                                                2005            2005
                                             ------------     ----------

Revenues:
  Other operating revenues . . . . . . . . .  $   200,000     $  251,744
                                              -----------     ----------
      Total revenues . . . . . . . . . . . .      200,000        251,744
                                              -----------     ----------

Cost of revenues:
  Housing. . . . . . . . . . . . . . . . . .      390,500        390,500
  Other operating expense. . . . . . . . . .          638            851
                                              -----------     ----------
      Total cost of revenues . . . . . . . .      391,138        391,351
                                              -----------     ----------
Gross operating loss . . . . . . . . . . . .     (191,138)      (139,607)
Selling, general and administrative
  expenses . . . . . . . . . . . . . . . . .     (561,693)    (1,295,044)
                                              -----------     ----------
      Net operating loss . . . . . . . . . .     (752,831)    (1,434,651)

Interest income. . . . . . . . . . . . . . .      224,381        546,536
Equity in losses of unconsolidated
  ventures . . . . . . . . . . . . . . . . .        --            (2,620)
Interest and real estate taxes,
  net of amounts capitalized . . . . . . . .       (5,260)        (5,260)
                                              -----------     ----------
      Net loss . . . . . . . . . . . . . . .  $  (533,710)    $ (895,995)
                                              ===========     ==========
      Net loss per Limited Partnership
        Interest prior to the formation
        of ALP Liquidating Trust . . . . . .  $     (1.29)    $    (2.17)
                                              ===========     ==========
      Cash distributions per Limited
        Partnership Interest prior to the
        formation of ALP Liquidating Trust .  $     30.00     $    55.00
                                              ===========     ==========




















The accompanying notes are an integral part of these financial statements.

                           ALP LIQUIDATING TRUST

        CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS)

                      SIX MONTHS ENDED JUNE 30, 2005
                                (UNAUDITED)


Net loss . . . . . . . . . . . . . . . . . . . . . . . .   $   (895,995)
Charges (credits) to net loss from operations
 not requiring (providing) cash:
  Depreciation . . . . . . . . . . . . . . . . . . . . .          6,683
  Amortization of discount on held-to-maturity
    debt securities. . . . . . . . . . . . . . . . . . .       (226,919)
  Equity in losses of unconsolidated ventures. . . . . .          2,620
Changes in:
  Restricted cash. . . . . . . . . . . . . . . . . . . .         45,892
  Trade and other accounts receivable. . . . . . . . . .          1,051
  Amounts due to/from affiliates, net. . . . . . . . . .         24,570
  Prepaid expenses and other assets. . . . . . . . . . .            519
  Accounts payable, accrued expenses and
    other liabilities. . . . . . . . . . . . . . . . . .       (862,912)
                                                           ------------
          Net cash used in operating activities. . . . .     (1,904,491)
                                                           ------------

Investing activities:
  Acquisition of held-to-maturity debt securities. . . .    (31,689,622)
  Proceeds from held-to-maturity debt securities . . . .     41,900,000
  Joint venture distributions. . . . . . . . . . . . . .         10,768
                                                           ------------
          Net cash provided by investing activities. . .     10,221,146
                                                           ------------

Financing activities:
  Distributions to General Partner
    and Associate Limited Partners . . . . . . . . . . .     (2,468,858)
  Distributions to Limited Partners. . . . . . . . . . .    (22,219,725)
                                                           ------------
          Net cash used in financing activities. . . . .    (24,688,583)
                                                           ------------

Decrease in Cash and cash equivalents. . . . . . . . . .    (16,371,928)
Cash and cash equivalents, beginning of period . . . . .     37,590,586
                                                           ------------
Cash and cash equivalents, end of period . . . . . . . .   $ 21,218,658
                                                           ============





















The accompanying notes are an integral part of these financial statements.

                           ALP LIQUIDATING TRUST

                       NOTES TO FINANCIAL STATEMENTS

                               JUNE 30, 2006
                                (UNAUDITED)



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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Readers of this quarterly report should refer to the audited financial statements for the fiscal year ended December 31, 2005, which are included in the Liquidating Trust's 2005 Annual Report on Form 10-K (File No. 0-16976) filed on April 11, 2006, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements, and which are required by U.S. generally accepted accounting principles for complete financial statements, have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the 2005 Annual Report.

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

      Cash and Cash Equivalents

      The Liquidating Trust considers all highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents. Cash equivalents at June 30, 2006 consisted primarily of money market funds.

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

TRANSACTIONS WITH AFFILIATES

      The Liquidating Trust, subject to certain limitations, may engage affiliates of the Administrator for insurance brokerage and certain other administrative services to be performed in connection with the administration of the Liquidating Trust and its assets. The total of such costs for the six months ended June 30, 2006 was approximately $500. The total of such costs for the six months ended June 2005 was approximately $6,250. In addition, the Administrator and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Liquidating Trust and the operation of the Liquidating Trust's properties. The Liquidating Trust reimbursed such costs totalling approximately $101,900 and $418,500 for the six months ended June 30, 2006 and 2005, respectively, including amounts due for prior periods.

      For the six month periods ended June 30, 2006 and 2005, the Liquidating Trust reimbursed St. Joe Towns and Resorts, LP, formerly known as St. Joe/Arvida Company L.P. ("St. Joe T&R") or its affiliates approximately $46,000 and $15,000, for the services provided to the Liquidating Trust by St. Joe T&R pursuant to a sub-management agreement for development and management supervisory and advisory services (and personnel with respect thereto). For the six month periods ended June 30, 2006 and 2005, the Liquidating Trust also reimbursed St. Joe T&R or its affiliates approximately $92,000 and $109,000 for miscellaneous services provided to the Liquidating Trust by St. Joe T&R.

      In January 2005, the General Partner and Associate Limited Partners, collectively, received cash distributions in the aggregate amount of $1,122,208.

COMMITMENTS AND CONTINGENCIES

      As security for performance of certain development obligations, the Liquidating Trust was contingently liable under performance bonds for approximately $2,236,000 at June 30, 2006 and December 31, 2005.

      On August 29, 2002, the Partnership entered into an agreement with St. Joe T&R for the prospective assignment to and assumption by St. Joe T&R of the Partnership's rights and obligations under the lease for its offices (approximately 19,100 rentable square feet of space) in Boca Raton, Florida. The assignment and assumption of the lease was made effective January 1, 2004.

      Rental expense of approximately $34,500 and $56,100 was incurred for the six month periods ended June 30, 2006 and 2005.

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

      A settlement has been reached in the underlying action between Disney and the plaintiffs. The terms of the settlement have not been announced.

      The Partnership continues to pursue claims for indemnity or contribution against Disney or its affiliates ("Disney cross-defendants") in connection with the Lakes of the Meadow condominium units that were constructed in whole or in part prior to September 10, 1987 (the date that the Partnership acquired the assets of Arvida Corporation from Disney) but were sold by the Partnership on or after that date. The Partnership's claims for indemnity and contribution have been severed for separate proceedings and trial from the remaining case-in-chief in the Lakes of the Meadow litigation. The Disney cross-defendants have answered the cross-claim denying liability and have filed their own claims for indemnity and contribution. The claims of the Partnership and Disney in this matter shall be referred to hereinafter as the "Lakes Indemnity Matter." The Partnership will be filing its response to the cross-claim and working toward scheduling this matter. No discovery cutoff or trial date has been set for these claims.

      The Partnership is a defendant in an insurance subrogation matter.
On or about May 10, 1996, a subrogation claim entitled Juarez v. Arvida Corporation et al., Case No. 96-09372 CA13 was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). In this suit, plaintiffs seek to recover damages, pre-and post-judgment interest, costs and any other relief the court may deem just and proper in connection with $3,200,000 American Reliance allegedly paid on specified claims at Country Walk in the wake of Hurricane Andrew. The Walt Disney Company (n/k/a Disney Enterprises, Inc., "Disney") is also a defendant in this suit. The Partnership is informed that a settlement has been reached between the Walt Disney Company and the plaintiffs in the Juarez matter and that Disney has been assigned the claims against the Partnership once held by the plaintiffs. Otherwise, the terms of the settlement have not been disclosed. The Partnership filed a motion to dismiss this action that has been pending since 1996. The Partnership is advised that the amount of the claim against the Partnership (including prejudgment interest) that allegedly relates to units it sold is a range of approximately $360,000 to $800,000. As a result of, among other things, a prior settlement with one of its carriers, the Partnership has assumed the cost of defense and any obligations created by judgment or otherwise arising in connection with this matter. The Partnership believes that a material loss for the Partnership as a result of this lawsuit is remote.

      The Partnership and Disney have entered into a settlement in principle to resolve the Lakes Indemnity Matter and the claims that Disney was assigned in the Juarez matter. If the settlement is consummated, all claims in those matters will be resolved and the cases will be dismissed. There are no assurances that the settlement will in fact be consummated. If the settlement is not consummated, the litigation in these matters will continue.

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

      A case, The Ridges Maintenance Association, Inc. v. Arvida/JMB Partners, et al., Case No. 03-10189 (05) (the "Ridges Case"), was filed on or about June 6, 2003 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The defendants in this action include Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida Management Limited Partnership, CCL Consultants, Inc. ("CCL"), Bamboo Hammock Nursery, Inc. ("Bamboo Hammock"), and Lagasse Pool Construction, Co. ("Lagasse"). Plaintiff is alleged to be a homeowners' association representing the owners of approximately 1,500 homes and extensive common areas in the Ridges subdivision in Weston. In the seven-count amended complaint that was filed on September 16, 2005, plaintiff seeks unspecified compensatory damages, prejudgment interest, court costs and such other and further relief as the court might deem just and proper. In Count I, plaintiff seeks damages from the Arvida defendants for alleged negligent design, construction and/or maintenance of the landscaping and common elements that allegedly resulted in defects of the landscaping, sidewalks, irrigation systems, and community pool. With respect to the landscaping claims, the plaintiff alleges that it evaluated the condition of the common areas after the turnover of the community in January 2000 and discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, improper planting of inferior quality/grade of landscaping contrary to controlling government codes, shallow planting of landscaping, landscape planting in inappropriate areas, and the planting of landscaping that would uproot sidewalks. In Count II, plaintiff seeks damages from CCL, the alleged civil engineer for the community, in connection with the alleged negligent design, construction or maintenance of the common areas and elements. In Count III, plaintiff seeks damages from Bamboo Hammock, the alleged landscape engineer, architect, supplier, installer and/or designer, in connection with alleged defects in the landscaping resulting in damage to, among other things, the landscaping and sidewalks. In Count IV, plaintiff seeks damages from Lagasse for alleged defects in the community pool. In Count V, plaintiff seeks damages from Arvida/JMB Partners, a general partnership in which the Partnership owns a 99.9% interest, and Arvida/JMB Managers, Inc., the General Partner of the Partnership, seeking to hold these entities vicariously responsible for the acts of CCL, Bamboo Hammock, and/or Lagasse. In Count VI, plaintiff seeks damages from the Arvida/JMB Partners and Arvida/JMB Managers, Inc. for various breaches of fiduciary duty. In this count, plaintiff alleges that prior to the turnover of the community, these defendants engaged in acts that amounted to a breach of fiduciary duty to plaintiff in that they, among other things, (i) allegedly improperly executed an amendment to the declarations of covenant for their sole benefit and to the financial detriment of the plaintiff; (ii) allegedly engaged in acts that constituted a conflict of interest; (iii) allegedly failed to maintain appropriate care, custody and control over the financial affairs of the homeowners' association by failing to pay for common expenses; (iv) allegedly improperly transferred funds by and between plaintiff and a non-party, The Town Foundation, Inc., which transfers allegedly amounted to a violation of these defendants' obligations to fund operating deficits and a breach of fiduciary duty; and (v) allegedly transferred funds by and between various entities under their common control in violation of Florida statute and their fiduciary duty to plaintiff. Plaintiffs voluntarily withdrew Count
VII. The Arvida defendants filed their answer to the amended complaint, denying substantive liability and raising various defenses. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves.

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

      On October 22, 2003, a case entitled Weston Lakes Maintenance Association v. Arvida/JMB Partners and Arvida/JMB Managers, Inc., Case No. 0318490, was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida Civil Division. In the four-count complaint, which was served on the Partnership in February 2004, plaintiff, Weston Lakes Maintenance Association, alleges that defendants negligently selected and installed inferior landscaping materials in the common areas and elements of the Weston Lakes subdivision, which contains approximately 570 homes. Plaintiff alleges that defendants' actions have caused higher than expected maintenance fees and that the landscaping is causing injury and damage to sidewalks and roadways that must be repaired or replaced. Plaintiff alleges that an unspecified large sum of money will be required to replace the alleged substandard landscaping and that significant expense for remedial maintenance, repair and replacement of elements throughout the community will be incurred. The four-count complaint is for negligent construction and design of landscaping allegedly based on a violation of a Broward County ordinance regarding plant materials, common law negligence, breach of implied warranty of fitness, and breach of implied warranty of merchantability. Plaintiff seeks a judgment in an unspecified amount and type of damages, attorney's fees and such other relief as the court may deem proper. Defendants have briefed and argued a motion to dismiss. The court has not issued its decision on the motion. This case was tendered to one of the Partnership's carriers for defense and indemnity. Defendants believe they have meritorious defenses and intend to vigorously defend themselves.

      Due to, among other things, the early stages of litigation, the Partnership is not able to determine what, if any, loss exposure that it may have for the landscape cases, and the accompanying financial statements do not reflect any accruals related to the landscape cases. Each of the landscape cases has been tendered to Zurich for defense and indemnity. The Partnership has also engaged other counsel in connection with the landscape cases. The Partnership has received from Zurich letters purporting to reserve its rights in the Ridges and Falls Maintenance Cases. For this and other reasons, on September 26, 2005, Arvida/JMB Partners, L.P., Arvida/JMB Managers, Inc., and Arvida Management L.P. (collectively "Arvida") filed a complaint, as amended, for declaratory relief and damages against Zurich American Insurance Co., individually and as successor to Zurich Insurance Co. (collectively "Zurich"), Case No. 0514346 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this two Count complaint, Arvida seeks, among other things, a declaration of its rights under its policies, attorney fees and costs, and such other relief as the court deems appropriate. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages allegedly relating to the landscaping cases, if any, which will be covered by its insurance.

      Other than as described above, the Partnership is not subject to any material legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership.


SUBSEQUENT EVENT

      On July 3, 2006, a general partnership substantially owned by the Liquidating Trust received from Interconn Ponte Vedra Company, LLC ("Interconn") $6,800,000 as compensation for the release of certain rights, reservations, restrictions and other covenants, and the continuation of certain licensed intellectual property rights, relating to real property located in the state of Florida that was originally sold in 1985 by Arvida Corporation, a predecessor in interest of an affiliate of the Trust. The rights released generally dealt with restrictions and other limitations on development activity beyond that contemplated in the 1985 transaction. The partnership agreed to the assignment of certain licensed service marks to the purchaser of the subject real property from Interconn. The Trust did not incur a termination penalty. The Liquidating Trust currently anticipates it will retain these funds in reserve to provide for the payment of, the defense against, or other satisfaction or resolution of obligations, liabilities (including contingent liabilities) and current and possible future claims, including those for possible construction repairs, homeowner warranty claims, completion of work for certain homeowner associations and master associations and pending and possible future litigation and environmental matters.

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

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2006, net assets in liquidation totaled approximately $23,279,000, consisting of approximately $28,790,000 in cash and cash equivalents and approximately $6,315,000 in total liabilities. The Liquidating Trust expects to use its capital resources to execute the liquidation and dissolution, and with remaining funds, if any, to be used to make liquidating distributions to Unit Holders.

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

CHANGES IN NET ASSETS IN LIQUIDATION

      The following table presents financial data under the liquidation basis of accounting for the six months ended June 30, 2006.

Net assets in liquidation on December 31, 2005 . . . . .     $22,330,527
    Proceeds and revenues. . . . . . . . . . . . . . . .         875,508
    Adjustment to estimated costs to be incurred
      through June 30, 2007. . . . . . . . . . . . . . .         791,462
    Costs incurred during liquidation period . . . . . .        (718,936)
                                                             -----------
Net assets in liquidation at June 30, 2006 . . . . . . .     $23,278,561
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

SUBSEQUENT EVENT

      On July 3, 2006, a general partnership substantially owned by the Liquidating Trust received from Interconn Ponte Vedra Company, LLC ("Interconn") $6,800,000 as compensation for the release of certain rights, reservations, restrictions and other covenants, and the continuation of certain licensed intellectual property rights, relating to real property located in the state of Florida that was originally sold in 1985 by Arvida Corporation, a predecessor in interest of an affiliate of the Trust. The rights released generally dealt with restrictions and other limitations on development activity beyond that contemplated in the 1985 transaction. The partnership agreed to the assignment of certain licensed service marks to the purchaser of the subject real property from Interconn. The Trust did not incur a termination penalty. The Liquidating Trust currently anticipates it will retain these funds in reserve to provide for the payment of, the defense against, or other satisfaction or resolution of obligations, liabilities (including contingent liabilities) and current and possible future claims, including those for possible construction repairs, homeowner warranty claims, completion of work for certain homeowner associations and master associations and pending and possible future litigation and environmental matters.

RESULTS OF OPERATIONS (GOING CONCERN BASIS)

      Other operating revenues for the three and six months ended June 30, 2005 were generated from the sale of two small parcels of land, one in Boca Raton, Florida and one in Weston, Florida, the carrying value of which was $0 and receipt of a payment for the release of a deed restriction for property in Boca Raton.

      Selling, general and administrative expenses for the three and six months ended June 30, 2005 consisted primarily of legal fees, investor-related expenses and insurance.

      Interest income for the three and six months ended June 30, 2005 was generated from the purchase of debt securities and money market funds.


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


                 ALP LIQUIDATING TRUST

                 BY:   Arvida Company
                       as Administrator




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Vice President
                       Date: August 14, 2006


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of ALP Liquidating Trust by the following person in the capacities and on the date indicated.




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Chief Financial Officer
                             and Principal Accounting Officer
                       Date: August 14, 2006