Form 10-Q
period 2006-09-30
ALP LIQUIDATING TRUST
filed 2006-11-13
CIK 814046

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C.   20549




                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended September 30, 2006       Commission file #0-16976




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

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                           ALP LIQUIDATING TRUST

                  STATEMENT OF NET ASSETS IN LIQUIDATION




                                  ASSETS
                                  ------

                                           SEPTEMBER 30,
                                               2006       DECEMBER 31,
                                            (Unaudited)      2005
                                           -------------  ------------

Cash and cash equivalents . . . . . . . .    $35,462,717   $29,765,135
Restricted cash . . . . . . . . . . . . .        668,832       664,159
Prepaid expenses and other assets . . . .         62,166       133,276
                                             -----------   -----------

          Total assets. . . . . . . . . .     36,193,715    30,562,570
                                             -----------   -----------


                                LIABILITIES
                                -----------

Estimated costs to be incurred
  through December 31 and June 30,
  2007, respectively. . . . . . . . . . .      4,862,573     4,594,060
Other current liabilities and
  accrued expenses. . . . . . . . . . . .      2,100,568     3,637,983
                                             -----------   -----------
          Total liabilities . . . . . . .      6,963,141     8,232,043
                                             -----------   -----------

          Net assets in liquidation . . .    $29,230,574   $22,330,527
                                             ===========   ===========

























The accompanying notes are an integral part of these financial statements.

                           ALP LIQUIDATING TRUST

             STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

                                (UNAUDITED)



                                            Three Months   Nine Months
                                               Ended          Ended
                                            September 30, September 30,
                                               2006           2006
                                            ------------- -------------

Net assets in liquidation
  at beginning of period. . . . . . . . .    $23,278,561   $22,330,527

Proceeds and revenues . . . . . . . . . .      7,221,982     8,097,490

Adjustment to estimated costs to be
  incurred through December 31, 2007. . .     (1,059,975)     (268,513)

Costs incurred during liquidation
  period. . . . . . . . . . . . . . . . .       (209,994)     (928,930)
                                             -----------   -----------

Net assets in liquidation on
  September 30, 2006. . . . . . . . . . .    $29,230,574   $29,230,574
                                             ===========   ===========







































The accompanying notes are an integral part of these financial statements.

                           ALP LIQUIDATING TRUST

        CONSOLIDATED STATEMENTS OF OPERATIONS (GOING CONCERN BASIS)

                                (UNAUDITED)



                                            Three Months   Nine Months
                                               Ended          Ended
                                            September 30, September 30,
                                               2005           2005
                                            ------------- -------------

Revenues:
  Other operating revenues. . . . . . . .    $     --      $   251,744
                                             -----------   -----------
      Total revenues. . . . . . . . . . .          --          251,744
                                             -----------   -----------

Cost of revenues:
  Housing . . . . . . . . . . . . . . . .          --          390,500
  Other operating expense . . . . . . . .            738         1,589
                                             -----------   -----------
      Total cost of revenues. . . . . . .            738       392,089
                                             -----------   -----------
Gross operating loss. . . . . . . . . . .           (738)     (140,345)
Selling, general and administrative
  expenses. . . . . . . . . . . . . . . .       (561,953)   (1,856,997)
                                             -----------   -----------
      Net operating loss. . . . . . . . .       (562,691)   (1,997,342)

Interest income . . . . . . . . . . . . .        274,163       820,699
Equity in losses of unconsolidated
  ventures. . . . . . . . . . . . . . . .         78,914        76,294
Interest and real estate taxes,
  net of amounts capitalized. . . . . . .          --           (5,260)
                                             -----------   -----------
      Net loss. . . . . . . . . . . . . .    $  (209,614)  $(1,105,609)
                                             ===========   ===========
      Net loss per Limited Partnership
        Interest prior to the formation
        of ALP Liquidating Trust. . . . .    $      (.51)  $     (2.68)
                                             ===========   ===========
      Cash distributions per Limited
        Partnership Interest prior
        to the formation of ALP
        Liquidating Trust . . . . . . . .    $     --      $     55.00
                                             ===========   ===========



















The accompanying notes are an integral part of these financial statements.

                           ALP LIQUIDATING TRUST
                    (FORMERLY ARVIDA/JMB PARTNERS, L.P.
                          A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURES

        CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS)

                   NINE MONTHS ENDED SEPTEMBER 30, 2005
                                (UNAUDITED)



Net loss. . . . . . . . . . . . . . . . . . . . . . . .  $ (1,105,609)

Charges (credits) to net loss
 from operations not requiring (providing) cash:
  Depreciation. . . . . . . . . . . . . . . . . . . . .         7,639
  Amortization of discount on held-to-maturity
    debt securities . . . . . . . . . . . . . . . . . .      (257,367)
  Realized losses on held-to-maturity debt
    securities. . . . . . . . . . . . . . . . . . . . .        21,173
  Equity in (income) losses of unconsolidated
    ventures. . . . . . . . . . . . . . . . . . . . . .       (76,294)
  Loss on disposal of property and equipment. . . . . .         3,889
Changes in:
  Restricted cash . . . . . . . . . . . . . . . . . . .        51,926
  Trade and other accounts receivable . . . . . . . . .         1,576
  Amounts due to/from affiliates, net . . . . . . . . .       (10,519)
  Prepaid expenses and other assets . . . . . . . . . .         2,569
  Accounts payable, accrued expenses and
    other liabilities . . . . . . . . . . . . . . . . .    (1,504,757)
                                                         ------------
          Net cash used in operating activities . . . .    (2,865,774)
                                                         ------------

Investing activities:
  Acquisition of held-to-maturity debt securities . . .   (41,689,622)
  Proceeds from held-to-maturity debt securities. . . .    51,900,000
  Joint venture distributions . . . . . . . . . . . . .       198,289
  Proceeds from disposal of property and equipment. . .         --
                                                         ------------
          Net cash provided by (used in)
            investing activities. . . . . . . . . . . .    10,408,667
                                                         ------------

Financing activities:
  Distributions to General Partner and
    Associate Limited Partners. . . . . . . . . . . . .    (2,468,858)
  Distributions to Limited Partners . . . . . . . . . .   (22,219,725)
                                                         ------------
          Net cash used in financing activities . . . .   (24,688,583)
                                                         ------------

Decrease in Cash and cash equivalents . . . . . . . . .   (17,145,690)
Cash and cash equivalents, beginning of period. . . . .    37,590,586
                                                         ------------

Cash and cash equivalents, end of period. . . . . . . .  $ 20,444,896
                                                         ============









The accompanying notes are an integral part of these financial statements.

                           ALP LIQUIDATING TRUST

                       NOTES TO FINANCIAL STATEMENTS

                            SEPTEMBER 30, 2006
                                (UNAUDITED)



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

      Basis of Presentation

      Upon the formation of the Liquidating Trust, the Liquidating Trust adopted the liquidation basis of accounting effective September 30, 2005. The preparation of financial statements using the liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. Estimated costs to be incurred during liquidation includes an estimate of legal fees and costs of litigation, insurance costs and other administrative items through December 31, 2007. This date was extended from June 30, 2007 as it became evident that it was unlikely that the Liquidating Trust could wind up its affairs by that date. Reference is made to "Commitments and Contingencies" for a discussion of pending or threatened litigation. The Liquidating Trust is unable to reasonably estimate the outcome of its pending litigation or threatened litigation and is also unable to reasonably predict the estimated timetable to reach any such outcome. Estimated costs have been included through the earliest reasonable date that pending litigation could be resolved prior to trial. While the pending litigation may not be resolved prior to trial, and may require a period of time significantly beyond December 31, 2007, no one point in time provides for a better estimate than any other point in time. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis an evaluation will be made of assumptions, judgments and estimates and changes will be made if deemed appropriate.

      Until the ultimate completion of the liquidation, winding up and termination of the Liquidating Trust, it is currently anticipated that the Liquidating Trust will retain a significant portion of its funds in reserve to provide for the payment of, the defense against, or other satisfaction or resolution of obligations, liabilities (including contingent liabilities) and current and possible future claims, including those for possible construction repairs, homeowner warranty claims, completion of work for certain homeowner associations and master associations and pending and possible future litigation and environmental matters. It is not possible at this time to estimate the amount of time or money that it will take to effect the Liquidating Trust's liquidation, winding up and termination. That portion, if any, of the funds held in reserve that are not ultimately used to pay, defend or otherwise resolve or satisfy obligations, liabilities or claims are currently anticipated to be distributed to the Unit Holders in the Liquidating Trust at a later date and may not be distributed until the completion of the liquidation.

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

      Cash and Cash Equivalents

      The Liquidating Trust considers all highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents. Cash equivalents at September 30, 2006 consisted primarily of money market funds.

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

TRANSACTIONS WITH AFFILIATES

      The Liquidating Trust, subject to certain limitations, may engage affiliates of the Administrator for insurance brokerage and certain other administrative services to be performed in connection with the administration of the Liquidating Trust and its assets. The total of such costs for the nine months ended September 30, 2006 was approximately $6,000. The total of such costs for the nine months ended September 2005 was approximately $13,000. In addition, the Administrator and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Liquidating Trust and the operation of the Liquidating Trust's properties. The Liquidating Trust reimbursed such costs totalling approximately $166,000 and $579,600 for the nine months ended September 30, 2006 and 2005, respectively, including amounts due for prior periods.

      For the nine month periods ended September 30, 2006 and 2005, the Liquidating Trust reimbursed St. Joe Towns and Resorts, LP, formerly known as St. Joe/Arvida Company L.P. ("St. Joe T&R") or its affiliates approximately $51,500 and $21,300, for the services provided to the Liquidating Trust by St. Joe T&R pursuant to a sub-management agreement for development and management supervisory and advisory services (and personnel with respect thereto). For the nine month periods ended September 30, 2006 and 2005, the Liquidating Trust also reimbursed St. Joe T&R or its affiliates approximately $106,500 and $148,700 for miscellaneous services provided to the Liquidating Trust by St. Joe T&R.

      In January 2005, the General Partner and Associate Limited Partners, collectively, received cash distributions in the aggregate amount of $1,122,208.

COMMITMENTS AND CONTINGENCIES

      As security for performance of certain development obligations, the Liquidating Trust was contingently liable under performance bonds for approximately $2,236,000 at September 30, 2006 and December 31, 2005.

      On August 29, 2002, the Partnership entered into an agreement with St. Joe T&R for the prospective assignment to and assumption by St. Joe T&R of the Partnership's rights and obligations under the lease for its offices (approximately 19,100 rentable square feet of space) in Boca Raton, Florida. The assignment and assumption of the lease was made effective January 1, 2004.

      Rental expense of approximately $47,200 and $91,200 was incurred for the nine month periods ended September 30, 2006 and 2005.

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

      The Partnership was pursuing claims for indemnity or contribution against Disney or its affiliates ("Disney cross-defendants") in connection with the Lakes of the Meadow condominium units that were constructed in whole or in part prior to September 10, 1987 (the date that the Partnership acquired the assets of Arvida Corporation from Disney) but were sold by the Partnership on or after that date. The Partnership's claims for indemnity and contribution were severed for separate proceedings and trial from the remaining case-in-chief in the Lakes of the Meadow litigation. The Disney cross-defendants had answered the cross-claim denying liability and filed their own claims for indemnity and contribution. The claims of the Partnership and Disney in this matter shall be referred to hereinafter as the "Lakes Indemnity Matter."

      The Partnership was a defendant in an insurance subrogation matter. On or about May 10, 1996, a subrogation claim entitled Juarez v. Arvida Corporation et al., Case No. 96-09372 CA13 was filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. Plaintiffs filed this suit for the use and benefit of American Reliance Insurance Company ("American Reliance"). In this suit, plaintiffs sought to recover damages, pre-and post-judgment interest, costs and any other relief the court may deem just and proper in connection with $3,200,000 American Reliance allegedly paid on specified claims at Country Walk in the wake of Hurricane Andrew. The Walt Disney Company (n/k/a Disney Enterprises, Inc., "Disney") was also a defendant in this suit. The Partnership was informed that a settlement was reached between the Walt Disney Company and the plaintiffs in the Juarez matter and that Disney had been assigned the claims against the Partnership once held by the plaintiffs. Otherwise, the terms of the settlement have not been disclosed. The Partnership filed a motion to dismiss this action that was pending since 1996.

      On October 26, 2006, the Partnership and Disney entered into a settlement agreement which resolved the Lakes Indemnity Matter and the claims that Disney was assigned in the Juarez matter. The cases are in the process of being dismissed. In connection with the settlement agreement, the Partnership received $3,000,000 from Disney or its insurers.

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


ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT

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

CRITICAL ACCOUNTING ESTIMATES

      Upon the formation of the liquidating trust, the Liquidating Trust adopted the liquidation basis of accounting effective September 30, 2005. The preparation of financial statements using the liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. Estimated costs to be incurred during liquidation includes an estimate of legal fees and costs of litigation, insurance costs and other administrative items through December 31, 2007. This date was extended from June 30, 2007 as it became evident that it was unlikely that the Liquidating Trust could wind up its affairs by that date. Reference is made to "Commitments and Contingencies" for a discussion of pending or threatened litigation. The Liquidating Trust is unable to reasonably estimate the outcome of its pending litigation or threatened litigation and is also unable to reasonably predict the estimated timetable to reach any such outcome. Estimated costs have been included through the earliest reasonable date that pending litigation could be resolved prior to trial. While the pending litigation may not be resolved prior to trial, and may require a period of time significantly beyond December 31, 2007, no one point in time provides for a better estimate than any other point in time. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis an evaluation will be made of assumptions, judgments and estimates and changes will be made, if deemed appropriate.

      We believe that the assumptions, judgments and estimates involved in the accounting for estimated costs to be incurred during liquidation have the greatest potential impact on our financial statements, and therefore, we consider these estimates to be our critical accounting policies.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2006, net assets in liquidation totaled approximately $29,231,000, consisting of approximately $35,463,000 in cash and cash equivalents and approximately $6,963,000 in total liabilities. The Liquidating Trust expects to use its capital resources to execute the liquidation and dissolution, and with remaining funds, if any, to be used to make liquidating distributions to Unit Holders.

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

      Until the ultimate completion of the liquidation, winding up and termination of the Liquidating Trust, it is anticipated that the Liquidating Trust will retain a significant portion of its funds in reserve to provide for the payment of, the defense against, or other satisfaction or resolution of obligations, liabilities (including contingent liabilities) and current and possible future claims, including those for possible construction repairs, homeowner warranty claims, completion of work for certain homeowner associations and master associations and pending and possible future litigation and environmental matters. It is not possible at this time to estimate the amount of time or money that it will take to effect the Liquidating Trust's liquidation, winding up and termination. That portion, if any, of the funds held in reserve that are not ultimately used to pay, defend or otherwise resolve or satisfy obligations, liabilities or claims are currently anticipated to be distributed to the Unit Holders in the Liquidating Trust at a later date and may not be distributed until the completion of the liquidation.

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

CHANGES IN NET ASSETS IN LIQUIDATION

      The following table presents financial data under the liquidation basis of accounting for the nine months ended September 30, 2006.

Net assets in liquidation on December 31, 2005. . . . .    $22,330,527
    Proceeds and revenues . . . . . . . . . . . . . . .      8,097,490
    Adjustment to estimated costs to be incurred
      through December 31, 2007 . . . . . . . . . . . .       (268,513)
    Costs incurred during liquidation period. . . . . .       (928,930)
                                                           -----------
Net assets in liquidation at September 30, 2006 . . . .    $29,230,574
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

SUBSEQUENT EVENT

      On October 26, 2006 the Partnership and Disney entered into a settlement agreement which resolved the Lakes Indemnity Matter and the claims that Disney was assigned in the Juarez matter. In connection with the settlement agreement, the Partnership received $3,000,000 from Disney or its insurers. Reference is made to the Notes for a discussion of the litigation.

RESULTS OF OPERATIONS (GOING CONCERN BASIS)

      Other operating revenues for the three and nine months ended September 30, 2005 were generated from the sale of two small parcels of land, one in Boca Raton, Florida and one in Weston, Florida, the carrying value of which was $0 and receipt of a payment for the release of a deed restriction for property in Boca Raton.

      Selling, general and administrative expenses for the three and nine months ended September 30, 2005 consisted primarily of legal fees, investor-related expenses and insurance.

      Interest income for the three and nine months ended June 30, 2005 was generated from the purchase of debt securities and money market funds.


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

  (a) Exhibits

      4.1. Liquidating Trust Agreement of ALP Liquidating Trust, dated as of September 30, 2005, by and among, Arvida/JMB Partners, L.P., Arvida Company, as Administrator, and
            Wilmington Trust Company, as Resident Trustee.

      16.1. Agreement dated July 3, 2006 by and between Arvida/JMB Partners, a Florida general partnership, successor in interest to Arvida Corporation, a Delaware corporation, and Interconn Ponte Vedra Company, LLC. is hereby incorporated herein by reference to the Trust's Report for July 3, 2006 on Form 8-K (File No. 0-16976) dated July 12, 2006.

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

            The Trust's Report on Form 8-K for July 3, 2006 (File
            No. 0-12791) describing the entry of the Trust into a material agreement.

                                SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 ALP LIQUIDATING TRUST

                 BY:   Arvida Company
                       as Administrator




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Vice President
                       Date: November 13, 2006


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of ALP Liquidating Trust by the following person in the capacities and on the date indicated.




                       By:   GAILEN J. HULL
                             Gailen J. Hull, Chief Financial Officer
                             and Principal Accounting Officer
                       Date: November 13, 2006