Form 10-K
period 2006-12-31
ALP LIQUIDATING TRUST
filed 2007-04-02
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For the Fiscal Year
Ended December 31, 2006                    Commission file no. 0-16976


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

                          BENEFICIAL INTEREST UNITS
                              (Title of Class)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

        Large accelerated filer [  ]          Accelerated filer [   ]
                         Non-accelerated filer [ X ]

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

                              TABLE OF CONTENTS

                                                             Page
                                                             ----
PART I

Item 1.       Business. . . . . . . . . . . . . . . . . . . .   1

Item 1A.      Risk Factors. . . . . . . . . . . . . . . . . .   5

Item 1B.      Unresolved Staff Comments . . . . . . . . . . .   5

Item 2.       Properties. . . . . . . . . . . . . . . . . . .   5

Item 3.       Legal Proceedings . . . . . . . . . . . . . . .   6

Item 4.       Submission of Matters to a
              Vote of Security Holders. . . . . . . . . . . .  10


PART II

Item 5.       Market for the Registrant's Common Equity,
              Related Security Holder Matters and
              Issuer Purchases of Equity Securities . . . . .  11

Item 6.       Selected Financial Data . . . . . . . . . . . .  12

Item 7.       Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations . . . . . . . . . . . . .  15

Item 7A.      Quantitative and Qualitative
              Disclosures About Market Risk . . . . . . . . .  19

Item 8.       Financial Statements and
              Supplementary Data. . . . . . . . . . . . . . .  20

Item 9.       Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure. . . . . . . . . . . . . .  42

Item 9A.      Controls and Procedures . . . . . . . . . . . .  42


PART III

Item 10.      Director and Executive Officers of
              the Registrant. . . . . . . . . . . . . . . . .  42

Item 11.      Executive Compensation. . . . . . . . . . . . .  44

Item 12.      Security Ownership of Certain Beneficial
              Owners and Management and Related Security
              Holder Matters. . . . . . . . . . . . . . . . .  44

Item 13.      Certain Relationships and
              Related Transactions. . . . . . . . . . . . . .  45

Item 14.      Principal Accountant Fees and Services. . . . .  47


PART IV

Item 15.      Exhibits, Financial Statement
              Schedules, and Reports on Form 8-K. . . . . . .  48


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . .  50

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

      Upon the formation of the Liquidating Trust, the Liquidating Trust adopted the liquidation basis of accounting effective September 30, 2005. The preparation of consolidated financial statements using the liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. Estimated costs to be incurred during liquidation includes an estimate of legal fees and costs of litigation, insurance costs and other administrative items through December 31, 2007. This date was extended from June 30, 2007 as it became evident that it was unlikely that the Liquidating Trust would wind up its affairs by that date. Reference is made to "Commitments and Contingencies" for a discussion of pending or threatened litigation. The Liquidating Trust is unable to reasonably estimate the outcome of its pending litigation or threatened litigation and is also unable to reasonably predict the estimated timetable to reach any such outcome. Estimated costs have been included through the earliest reasonable date that pending litigation could be resolved prior to trial. While the pending litigation may not be resolved prior to trial, and may require a period of time significantly beyond December 31, 2007, no one point in time provides for a better estimate than any other point in time. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis an evaluation will be made of assumptions, judgments and estimates and changes will be made, if deemed appropriate.

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

      Pursuant to Section 5.5J of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), on
October 23, 1997, the Board of Directors of the General Partner met and approved a resolution selecting the option set forth in Section 5.5J(i)(c) of the Partnership Agreement for the Partnership to commence an orderly liquidation of its remaining assets that was to be completed by October 2002. In October 2002, the Partnership commenced a solicitation for consents to an amendment (the "Amendment") to the Partnership Agreement providing for an extension of the term of the Partnership's liquidation period to not later than October 31, 2005. In addition, under the terms of the Amendment, Arvida/JMB Managers, Inc., the General Partner of the Partnership, was authorized, in its sole discretion, to complete the liquidation of the Partnership by forming the Liquidating Trust and contributing any remaining Partnership assets to the Liquidating Trust subject to all outstanding obligations and liabilities of the Partnership. In November 2002, the Holders of a majority of the outstanding Interests gave their consent to the Amendment, which became effective October 29, 2002.

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

      During at least the 18 consecutive months ending in the Fall 2003, the most recent period for which information has been compiled, each of the five parcels in the mitigation area has achieved wetlands functional value credits equal to or in excess of the required amount for such parcel. (During the 12 months (the "Spring 2002 Period") preceding this 18-month period, the five parcels collectively, and most, but not all, of the five parcels individually, achieved wetlands functional value credits equal to or in excess of the required amounts.) In meetings and correspondence with the Partnership, the Corps has indicated to the Partnership that the mitigation area (including each of its parcels) has met in substantial respect to the requisite wetland functional value credits, that the mitigation is in substantial compliance with permit conditions and that such conditions appear to satisfy the requirements of the Corps permit.
The Partnership is seeking to terminate its involvement with the BCDNRP by having undertaken, among other things, a "Melaleuca Sweep" designed to bring under control and eradicate melaleuca seedlings and other invasive exotic vegetation. The Partnership anticipates that given the completion of the "Melaleuca Sweep" and the anticipated re-issuance of the license/permit to the City of Weston or its designee, the responsibility for maintenance of the mitigation area by the Partnership will be terminated. The Partnership does not expect that the cost to complete the tasks described here will have a material adverse effect on the financial condition of the Partnership. The Partnership can give no assurance of the success, timing or possible expense of terminating its responsibility.

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

      At February 1, 2007, the Liquidating Trust continues to have one employee.

      The Liquidating Trust currently owns no patents, trademarks, licenses or franchises other than those trademarks and tradenames that relate directly to certain of its Communities. Towns & Resorts LP owns the Arvida name and service marks with respect to the Arvida name. The Liquidating Trust has a license agreement with Towns & Resorts LP to use the Arvida name.

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


ITEM 1B.  UNRESOLVED STAFF COMMENTS

      Not Applicable


ITEM 2.  PROPERTIES

      The Liquidating Trust has no housing units or other material real estate assets. It continues to own a number of minor parcels that it will endeavor to sell or otherwise dispose of prior to liquidation, which are not expected to yield any material proceeds to the Liquidating Trust.

ITEM 3.  LEGAL PROCEEDINGS

      The Partnership accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, the management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes than an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at December 31, 2006 unless otherwise noted, is possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of the Liquidating Trust.

      The Partnership was named a defendant in a purported class action entitled Lakes of the Meadow Village Homes Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight and Nine Maintenance Associations, Inc., v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida ("Lakes of the Meadow" litigation). In the lawsuit, plaintiffs sought unspecified damages, attorneys' fees and costs, recission of specified releases, and all other relief that plaintiffs might be entitled to at equity or at law on behalf of the 460 building units they allegedly represented for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs alleged that Walt Disney World Company was responsible for liabilities that might arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership was potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs alleged breach of building codes and breach of implied warranties. The Partnership tendered this matter to The Walt Disney Company (n/k/a Disney Enterprises, Inc., "Disney") pursuant to the Partnership's indemnification rights and filed a third-party complaint against it pursuant to the Partnership's rights of contractual indemnity. The Partnership answered the amended complaint and filed a cross-claim against Disney's affiliate, Walt Disney World Company, for common law indemnity and contribution. The Partnership completed settlements in this case with the condominium associations and their members during the second quarter of 2004.

      The Partnership pursued claims for indemnity or contribution against Disney or its affiliates ("Disney cross-defendants") in connection with the Lakes of the Meadow condominium units that were constructed in whole or in part prior to September 10, 1987 (the date that the Partnership acquired the assets of Arvida Corporation from Disney) but were sold by the Partnership on or after that date. The Partnership's claims for indemnity and contribution were severed for separate proceedings and trial from the remaining case-in-chief in the Lakes of the Meadow litigation. The Disney cross-defendants answered the cross-claim denying liability and filed their own claims for indemnity and contribution. The claims of the Partnership and Disney in this matter shall be referred to hereinafter as the "Lakes Indemnity Matter."

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

      On October 26, 2006, the Partnership and Disney entered into a settlement agreement which resolved the Lakes Indemnity Matter and the claims that Disney was assigned in the Juarez matter. The cases have been dismissed. In connection with the settlement agreement, the Partnership received $3,000,000 from Disney or its insurers.

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

The Partnership has also engaged other counsel in connection with this lawsuit. The ultimate legal and financial liability of the Partnership, if any, in this matter cannot be estimated with certainty at this time. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurance.

      The Partnership has been named a defendant in a purported class action entitled Osnovsky, individually and on behalf of others similarly situated, v. Arvida Company, Arvida/JMB Partners, and Arvida Realty Co., Inc., Case No. 05015925, filed on November 7, 2005, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. The Arvida defendants were served on March 1, 2006. Plaintiffs have filed a three count class action complaint for alleged violations of state building code, failure to disclose known defects in a residential real estate transaction, and negligence, all in connection with injuries allegedly sustained to their homes in the Ridges, a homeowners association in Weston that has about 1,500 units. Plaintiffs complain of alleged roofing defects in their homes, among other things. Plaintiffs seek unspecified damages and the opportunity to amend to add punitive damages. The complaint has been tendered to Arvida's carrier for defense and indemnity. In response to the tender, the Partnership received a purported reservation of right letter from the carrier. The Arvida defendants believe they have meritorious defenses and intend to vigorously defend themselves. The ultimate legal and financial liability of the Partnership, if any, in this matter cannot be estimated with certainty at this time. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by the insurance.

      The following lawsuits in large part allegedly arise out of landscaping issues at certain subdivisions in the Weston Community. These lawsuits are collectively referred to as the "landscape cases." In addition to the following landscaping cases, the General Partner has received letters from other homeowners' associations in the Weston Community complaining about their landscaping. These associations have not filed suit.

      A case, The Ridges Maintenance Association, Inc. v. Arvida/JMB Partners, et al., Case No. 03-10189 (05) (the "Ridges Case"), was filed on or about June 6, 2003 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The defendants in this action include Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida Management Limited Partnership, CCL Consultants, Inc. ("CCL"), Bamboo Hammock Nursery, Inc. ("Bamboo Hammock"), and Lagasse Pool Construction, Co. ("Lagasse"). Plaintiff is alleged to be a homeowners' association representing the owners of approximately 1,500 homes and extensive common areas in the Ridges subdivision in Weston. In the seven-count amended complaint that was filed on September 16, 2005, plaintiff seeks unspecified compensatory damages, prejudgment interest, court costs and such other and further relief as the court might deem just and proper. In Count I, plaintiff seeks damages from the Arvida defendants for alleged negligent design, construction and/or maintenance of the landscaping and common elements that allegedly resulted in defects of the landscaping, sidewalks, irrigation systems, and community pool. With respect to the landscaping claims, the plaintiff claims that it evaluated the condition of the common areas after the turnover of the community in January 2000 and alleges that it discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, improper planting of inferior quality/grade of landscaping contrary to controlling government codes, shallow planting of landscaping, landscape planting in inappropriate areas, and the planting of landscaping that would uproot sidewalks. In Count II, plaintiff seeks damages from CCL, the alleged civil engineer for the community, in connection with the alleged negligent design, construction or maintenance of the common areas and elements. In Count III, plaintiff seeks damages from Bamboo Hammock, the alleged landscape engineer, architect, supplier, installer and/or designer, in connection with alleged defects in the landscaping resulting in damage to, among other things, the landscaping and sidewalks. In Count IV, plaintiff seeks damages from Lagasse for alleged defects in the community pool. In Count V, plaintiff seeks damages from Arvida/JMB Partners, a general partnership in which the Liquidating Trust owns a 99.9% interest, and Arvida/JMB Managers, Inc., the former General Partner of the Partnership, seeking to hold these entities vicariously responsible for the acts of CCL, Bamboo Hammock, and/or Lagasse. In Count VI, plaintiff seeks damages from the Arvida/JMB Partners and Arvida/JMB Managers, Inc. for various breaches of fiduciary duty. In this count, plaintiff alleges that prior to the turnover of the community, these defendants engaged in acts that amounted to a breach of fiduciary duty to plaintiff in that they, among other things, (i) allegedly improperly executed an amendment to the declarations of covenant for their sole benefit and to the financial detriment of the plaintiff; (ii) allegedly engaged in acts that constituted a conflict of interest; (iii) allegedly failed to maintain appropriate care, custody and control over the financial affairs of the homeowners' association by failing to pay for common expenses; (iv) allegedly improperly transferred funds by and between plaintiff and a non-party, The Town Foundation, Inc., which transfers allegedly amounted to a violation of these defendants' obligations to fund operating deficits and a breach of fiduciary duty; and (v) allegedly transferred funds by and between various entities under their common control in violation of Florida statute and their fiduciary duty to plaintiff. Plaintiffs voluntarily withdrew Count VII. The Arvida defendants filed their answer to the amended complaint denying substantive liability and raising various defenses. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. The ultimate legal and financial liability of the Partnership, if any, in this matter cannot be estimated with certainty at this time.

      A case entitled The Falls Maintenance Association, Inc. v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., CCL Consultants, Inc. and Stiles Corporation f/k/a Stiles Landscape Service Co., Case No. 0302577 (the "Falls Maintenance Case"), was filed on or about February 10, 2003, in the 17th Judicial Circuit in and for Broward County, Florida. Plaintiff is alleged to be the homeowners' association responsible for the maintenance, repair, and replacement of the common areas within the Falls subdivision in Weston, which contains approximately 600 homes. Plaintiff complains that on turnover of the Falls subdivision, it discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, the quality/grade of the landscaping, landscaping planted too shallow, landscaping planted too deep, landscaping planted in narrow swale areas, landscaping planted in shallow soil areas, poor fertility of road rock under locations where landscaping is planted and poor maintenance. Plaintiff has filed a six count complaint with five counts against Arvida/JMB Partners and Arvida/JMB Managers, Inc. for breach of implied warranty of merchantability, breach of implied warranty of fitness, breach of express warranty, fraudulent misrepresentation/concealment, and negligent design, construction and/or maintenance. Plaintiff seeks an unspecified amount of compensatory damages, interest, costs, and such other and further relief as is just and equitable. Arvida/JMB Partners and Arvida/JMB Managers, Inc. have filed an answer to the complaint denying substantive liability and raising various defenses. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. The ultimate legal and financial liability of the Partnership, if any, in this matter cannot be estimated with certainty at this time.

      Due to, among other things, the early stages of litigation, the Partnership is not able to determine what, if any, loss exposure that it may have for the landscape cases, and the accompanying financial statements do not reflect any accruals related to the landscape cases. Each of the landscape cases has been tendered to Zurich for defense and indemnity. The Partnership has also engaged other counsel in connection with the landscape cases. The Partnership has received from Zurich letters purporting to reserve its rights in the Ridges and Falls Maintenance Cases. For this and other reasons, on September 26, 2005, Arvida/JMB Partners, L.P., Arvida/JMB Managers, Inc., and Arvida Management L.P. (collectively "Arvida") filed a complaint, as amended, for declaratory relief and damages against Zurich American Insurance Co., individually and as successor to Zurich Insurance co. (collectively "Zurich"), Case No. 0514346 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this complaint, Arvida seeks, among other things, a declaration of its rights under its policies, attorney fees and costs, and such other relief as the court deems appropriate. The ultimate legal and financial liability of the Partnership, if any, in this matter cannot be estimated with certainty at this time. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages allegedly relating to the landscaping cases, if any, which will be covered by its insurance.

      On October 22, 2003, a case entitled Weston Lakes Maintenance Association v. Arvida/JMB Partners and Arvida/JMB Managers, Inc., Case No. 0318490, was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida Civil Division. In the four-count complaint, which was served on the Partnership in February 2004, plaintiff, Weston Lakes Maintenance Association, alleged that defendants negligently selected and installed inferior landscaping materials in the common areas and elements of the Weston Lakes subdivision, which contains approximately 570 homes. Plaintiff alleged that defendants' actions have caused higher than expected maintenance fees and that the landscaping was causing injury and damage to sidewalks and roadways that had to be repaired or replaced. Plaintiff alleged that an unspecified large sum of money would be required to replace the alleged substandard landscaping and that significant expense for remedial maintenance, repair and replacement of elements throughout the community would be incurred. The four-count complaint was for negligent construction and design of landscaping allegedly based on a violation of a Broward County ordinance regarding plant materials, common law negligence, breach of implied warranty of fitness, and breach of implied warranty of merchantability. Plaintiff sought a judgment in an unspecified amount and type of damages, attorney's fees and such other relief as the court might deem proper. This case was tendered to one of the Partnership's carriers for defense and indemnity. This matter was resolved for a payment of $50,000 to the plaintiff homeowners association plus legal fees and specified costs.

      Other than as described above, the Partnership is not subject to any material legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of Unit Holders during 2006.

                                   PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      As of January 1, 2007, there were 15,865 record holders of the 446,375 beneficial interest units outstanding in the Liquidating Trust. There is no public market for beneficial interest units. However, there are restrictions governing the transferability of these beneficial interest units set forth in the Liquidating Trust Agreement. In addition, no transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Administrator has been received by the Administrator. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Cash distributions to a Unit Holder of beneficial interest units will be distributed to the person recognized as the Unit Holder of the beneficial interest units as of the last day of the quarterly period preceding the quarter in which such distribution is made.

      Reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the retention of cash reserves to pay or resolve obligations and liabilities of, and claims asserted, and possible future cash distribution(s).

ITEM 6.  SELECTED FINANCIAL DATA

      The following selected financial data should be read in conjunction with the financial statements and the notes to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The statement of changes in net assets in liquidation data for the year ended December 31, 2006 and the period from October 1, 2005 to December 31, 2005, the consolidated statement of operations data for the period from January 1, 2005 to September 30, 2005 and for the year ended December 31, 2004 are derived from our audited consolidated financial statements included herein.

The consolidated statement of operations data for the years ended
December 31, 2003 and 2002 are derived from our audited consolidated financial statements not included herein.

                                                             For the
                                                           Period from
                                                            October 1,
                                                             2005 to
                                                           December 31,
                                                2006          2005
                                             -----------   ------------
STATEMENT OF CHANGES IN NET ASSETS
 IN LIQUIDATION DATA
 (LIQUIDATION BASIS OF ACCOUNTING)
    Net assets in liquidation
      beginning of period . . . . . . . .    $22,330,527    $22,545,846
    Proceeds and revenues . . . . . . . .     11,651,616        164,617
    Adjustment to estimated costs
      to be incurred through
      December 31, 2006 and June 30,
      2007, respectively. . . . . . . . .        934,060        223,287
    Costs incurred during
      liquidation period. . . . . . . . .     (1,329,007)      (603,223)
    Distributions to Unit Holders . . . .    (11,215,252)         --
                                             -----------    -----------
    Net assets in liquidation
      at end of period. . . . . . . . . .    $22,371,944    $22,330,527
                                             ===========    ===========

    Cash distribution per unit. . . . . .    $     25.00          --
                                             ===========    ===========


                                               ALP LIQUIDATING TRUST

                             FOR THE PERIOD JANUARY 1, 2005 TO SEPTEMBER 30, 2005 AND
                                      FOR THE YEARS ENDED 2004, 2003 AND 2002

                                            For the
                                          Period from
                                           January 1,
                                            2005 to
                                         September 30,
                                            2005 (a)        2004 (a)       2003 (a)        2002 (a)
                                         ------------     -----------    -----------     -----------
Total revenues (b). . . . . . . . . .    $    251,744         187,150     24,166,070     237,667,266
                                         ============     ===========    ===========     ===========

Net operating (loss) income . . . . .    $ (1,997,342)      2,205,798     (4,903,313)     40,966,602
                                         ============     ===========    ===========     ===========

Net income from operations of
  assets held for sale (b). . . . . .    $      --              --           361,487       3,257,499
                                         ============     ===========    ===========     ===========

Gain on sale of assets held
  for sale (b). . . . . . . . . . . .    $      --              --         2,907,485       7,677,182
                                         ============     ===========    ===========     ===========

Equity in earnings (losses)
  of unconsolidated ventures. . . . .    $     76,294         (37,307)        20,545         329,509
                                         ============     ===========    ===========     ===========
Net (loss) income . . . . . . . . . .    $ (1,105,609)      2,700,274       (696,556)     53,743,428
                                         ============     ===========    ===========     ===========
Net (loss) income per
  Interest (c). . . . . . . . . . . .    $      (2.68)           6.62          (1.69)          90.07
                                         ============     ===========    ===========     ===========
Total assets (d). . . . . . . . . . .    $ 31,226,402      58,591,103     67,744,573     138,074,785
                                         ============     ===========    ===========     ===========
Total liabilities (d) . . . . . . . .    $  8,680,556       5,415,668     17,269,412      42,014,179
                                         ============     ===========    ===========     ===========
Cash distributions per
 Interest (e) . . . . . . . . . . . .    $      55.00           --            100.00          375.00
                                         ============     ===========    ===========     ===========





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

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2006, 2005 and 2004, the Liquidating Trust had unrestricted cash and cash equivalents of approximately $27,010,000, $29,765,000 and $37,591,000, respectively. At February 28, 2007, the
Liquidating Trust had unrestricted cash and cash equivalents of approximately $26,826,000. The decrease in cash and cash equivalents from December 31, 2006 to February 28, 2007 is primarily due to payments made for legal fees and other miscellaneous expenses. The source of both short-term and long-term future liquidity is expected to be derived from cash on hand since the Liquidating Trust has no continuing business operations.

      At December 31, 2006, the Liquidating Trust was contingently liable under certain performance bonds for approximately $2,369,000.

      As of December 31, 2006, net assets in liquidation totaled approximately $22,372,000, consisting of approximately $27,818,000 in total assets, which included approximately $27,010,000 in cash and cash equivalents and approximately $5,446,000 in total liabilities. The Liquidating Trust expects to use its capital resources to execute its liquidation and dissolution, and with remaining funds, if any, to be used to make liquidating distributions to Unit Holders.

      On December 13, 2006, the Liquidating Trust made a distribution of $11,215,252 to its Unit Holders ($25 per unit), including $1,121,977 for units held by the Administrator and its affiliates.

      On July 3, 2006, a general partnership substantially owned by the Liquidating Trust received from Interconn Ponte Vedra Company, LLC ("Interconn") $6,800,000 as compensation for the release of certain rights, reservations, restrictions and other covenants, and the continuation of certain licensed intellectual property rights, owned by Arvida/JMB Partners that related to real property located in the state of Florida that was originally sold in 1985 by Arvida Corporation, a predecessor in interest of an affiliate of the Trust. The rights released generally dealt with restrictions and other limitations on development activity beyond that contemplated in the 1985 transaction. The partnership agreed to the assignment by Interconn of its rights to use certain licensed service marks to the purchaser of the subject real property.

      On October 26, 2006, the Partnership received $3,000,000 in connection with a settlement agreement which resolved certain matters. Reference is made to Note 6 Commitments and Contingencies in the Notes to the Financial Statements for a full description of the transaction.

RESULTS OF OPERATIONS (LIQUIDATION BASIS)

      The following table presents financial data under the liquidation basis of accounting for the year ended December 31, 2006 and period of October 1, 2005 to December 31, 2005.

                                                  2006           2005
                                              -----------    -----------
Net assets in liquidation on
  beginning of period . . . . . . . . . . .   $22,330,527     22,545,846
    Proceeds and revenues . . . . . . . . .    11,651,616        164,617
    Adjustment to estimated costs to be
      incurred through December 31,
      2007 and June 30, 2007,
      respectively. . . . . . . . . . . . .       934,060        223,287
    Costs incurred during liquidation
      period. . . . . . . . . . . . . . . .    (1,329,007)      (603,223)
    Distributions to Unit Holders . . . . .   (11,215,252)         --
                                              -----------    -----------
Net assets in liquidation at
  end of period . . . . . . . . . . . . . .   $22,371,944     22,330,527
                                              ===========    ===========

      In connection with the adoption of the liquidation basis of accounting on September 30, 2005, we accrued estimated costs to be incurred during liquidation. Included in estimated costs to be incurred during liquidation are future expenditures that, prior to the adoption of the liquidation basis of accounting, would generally have been included in general and administrative expenses in future periods. Future adjustments in estimated costs to be incurred in liquidation will be reflected as changes in net assets in liquidation. Prior to the adoption of the plan, selling, general and administrative expenses included all marketing costs, with the exception of those costs capitalized in conjunction with the construction of housing units, as well as project and general administrative costs. These expenses were net of the marketing fees received from third party builders.

RESULTS OF OPERATIONS (GOING CONCERN BASIS)

      The results of operations for the period ended January 1, 2005 to September 30, 2005 and year ended December 31, 2004 are primarily attributable to the sale of the Partnership's assets during its continuing orderly liquidation.

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

      Interest income increased for the period from January 1, 2005 to September 30, 2005 as compared to 2004 due primarily to the purchase of debt securities and money market funds which earned higher interest rates than the Partnership's previous cash investments.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            ALP LIQUIDATING TRUST

                                    INDEX


Report of Independent Registered Public Accounting Firm, December 31, 2006

Report of Independent Registered Public Accounting Firm, December 31, 2005

Statement of Net Assets in Liquidation as of December 31, 2006

Statement of Changes in Net Assets in Liquidation for the year ended December 31, 2006 and the period from October 1, 2005 to December 31, 2005

Consolidated Statements of Operations for the period from January 1, 2005 to September 30, 2005 and for the year ended December 31, 2004

Consolidated Statements of Changes in Partners' Capital Accounts for the period from January 1, 2005 to September 30, 2005 and for the year ended December 31, 2004

Consolidated Statements of Cash Flows for the period from January 1, 2005 to September 30, 2005 and for the year ended December 31, 2004

Notes to Financial Statements


SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or immaterial, or the information is presented in the consolidated financial statements or related notes.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Trustees of
ALP LIQUIDATING TRUST:

      We have audited the accompanying statement of net assets in liquidation of ALP Liquidating Trust (Trust) as of December 31, 2006, and the related statement of changes in net assets in liquidation for the year ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of ALP Liquidating Trust at December 31, 2006, and the changes in their net assets in liquidation for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.




                                    /s/ McGladrey & Pullen, LLP

Chicago, Illinois
March 30, 2007

                                  REPORT OF
                INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Trustees
ALP LIQUIDATING TRUST:

      We have audited the statement of net assets in liquidation as of December 31, 2005 and the related statement of changes in net assets in liquidation for the period from September 30, 2005 to December 31, 2005 of ALP Liquidating Trust (the Trust). In addition, we have audited the accompanying consolidated balance sheet of ALP Liquidating Trust and Consolidated Ventures (successor to Arvida/JMB Partners, L.P.) as of December 31, 2004, and the related consolidated statements of operations, changes in partners' capital accounts, and cash flows for the period from January 1, 2005 to September 30, 2005 and for the year ended December 31, 2004. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the statement of net assets in liquidation as of December 31, 2005 and the changes in its net assets in liquidation for the period from September 30, 2005 to December 31, 2005 and the consolidated financial position of ALP Liquidating Trust and Consolidated Ventures at December 31, 2004, and the consolidated results of their operations and their cash flows for the period from January 1, 2005 to September 30, 2005 and for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.



                                    /s/ Ernst & Young LLP
                                    Certified Public Accountants

Miami, Florida
March 24, 2006

PART II.  FINANCIAL INFORMATION

     ITEM 8.  FINANCIAL STATEMENTS


                            ALP LIQUIDATING TRUST

                   STATEMENTS OF NET ASSETS IN LIQUIDATION




                                   ASSETS
                                   ------

                                            DECEMBER 31,    DECEMBER 31,
                                               2006            2005
                                            ------------    ------------

Cash and cash equivalents . . . . . . . .    $27,010,222     $29,765,135
Restricted cash . . . . . . . . . . . . .        671,812         664,159
Prepaid expenses and other assets . . . .        135,936         133,276
                                             -----------     -----------

          Total assets. . . . . . . . . .    $27,817,970     $30,562,570
                                             ===========     ===========


                  LIABILITIES AND NET ASSETS IN LIQUIDATION
                  -----------------------------------------

Estimated costs to be incurred
  through December 31, 2007 and
  June 30, 2007, respectively . . . . . .    $ 3,660,000     $ 4,594,060
Other current liabilities and
  accrued expenses. . . . . . . . . . . .      1,786,026       3,637,983
                                             -----------     -----------
          Total liabilities . . . . . . .      5,446,026       8,232,043
                                             -----------     -----------

          Net assets in liquidation . . .    $22,371,944     $22,330,527
                                             ===========     ===========


























 The accompanying notes are an integral part of these financial statements.

                            ALP LIQUIDATING TRUST

                          STATEMENTS OF CHANGES IN
                          NET ASSETS IN LIQUIDATION

                  FOR THE YEAR ENDED DECEMBER 31, 2006 AND
            THE PERIOD FROM OCTOBER 1, 2005 TO DECEMBER 31, 2005



                                                2006            2005
                                            ------------    ------------

Basis at September 30, 2005
  (transferred from Arvida/
  JMB Partners, L.P.) . . . . . . . . . .   $      --       $ 27,381,243

Liquidation basis adjustments:
  Adjust assets and liabilities
    to fair values. . . . . . . . . . . .          --            (18,050)
  Estimated costs to be incurred
    through June 30, 2007 . . . . . . . .          --         (4,817,347)
                                            ------------    ------------

Net assets in liquidation at
  beginning of period . . . . . . . . . .     22,330,527      22,545,846

Proceeds and revenues . . . . . . . . . .     11,651,616         164,617

Adjustment to estimated costs
  to be incurred through December 31,
  2007 and June 30, 2007,
  respectively. . . . . . . . . . . . . .        934,060         223,287

Costs incurred during
  liquidation period. . . . . . . . . . .     (1,329,007)       (603,223)

Distributions to Unit Holders . . . . . .    (11,215,252)          --
                                            ------------    ------------

Net assets in liquidation at
  end of period . . . . . . . . . . . . .   $ 22,371,944    $ 22,330,527
                                            ============    ============

Cash distribution per unit. . . . . . . .   $      25.00    $      --
                                            ============    ============






















 The accompanying notes are an integral part of these financial statements.

                            ALP LIQUIDATING TRUST

                    CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE PERIOD FROM JANUARY 1, 2005 TO SEPTEMBER 30, 2005
                  AND FOR THE YEAR ENDED DECEMBER 31, 2004

                            (Going Concern Basis)

                                              For the
                                             period from
                                             January 1,
                                               2005 to
                                            September 30,
                                                2005            2004
                                            ------------    ------------

Revenues:
  Brokerage and other operations. . . . .   $    251,744    $    187,150
                                            ------------    ------------
        Total revenues. . . . . . . . . .        251,744         187,150
                                            ------------    ------------

Cost of revenues:
  Housing . . . . . . . . . . . . . . . .        390,500      (4,661,870)
  Operating properties. . . . . . . . . .          --            115,000
  Brokerage and other operations. . . . .          1,589          49,689
                                            ------------    ------------
        Total cost of revenues. . . . . .        392,089      (4,497,181)
                                            ------------    ------------

Gross operating (loss) profit . . . . . .       (140,345)      4,684,331

Selling, general and
  administrative expenses . . . . . . . .     (1,856,997)     (2,478,533)
                                            ------------    ------------

        Net operating (loss) income . . .     (1,997,342)      2,205,798

Interest income . . . . . . . . . . . . .        820,699         634,743
Equity in earnings (losses) of
  unconsolidated ventures . . . . . . . .         76,294         (37,307)
Interest and real estate taxes,
  net of amounts capitalized. . . . . . .         (5,260)       (102,960)
                                            ------------    ------------

        Net (loss) income from
          operations. . . . . . . . . . .   $ (1,105,609)   $  2,700,274
                                            ============    ============

                            ALP LIQUIDATING TRUST

                    CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE PERIOD FROM JANUARY 1, 2005 TO SEPTEMBER 30, 2005
                  AND FOR THE YEAR ENDED DECEMBER 31, 2004

                            (Going Concern Basis)

                                              For the
                                             period from
                                             January 1,
                                               2005 to
                                            September 30,
                                                2005            2004
                                            ------------    ------------

        Allocation of net (loss)
         income:
          General Partner and
           Associate Limited Partners . .   $    (22,112)   $     27,003
          Limited Partners. . . . . . . .     (1,083,497)      2,673,271
                                            ------------    ------------
              Total . . . . . . . . . . .   $ (1,105,609)   $  2,700,274
                                            ============    ============

        Net (loss) income per
          Limited Partnership
          Interest. . . . . . . . . . . .   $      (2.68)   $       6.62
                                            ============    ============

        Cash distribution per
          Limited Partnership
          Interest. . . . . . . . . . . .   $      55.00    $      --
                                            ============    ============
































                 The accompanying notes are an integral part of these consolidated financial statements.

                                                 ALP LIQUIDATING TRUST

                 CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL ACCOUNTS FOR THE PERIOD FROM
                    JANUARY 1, 2005 TO SEPTEMBER 30, 2005 AND FOR THE YEAR ENDED DECEMBER 31, 2004

                                                 (Going Concern Basis)


            GENERAL PARTNER AND ASSOCIATE LIMITED PARTNERS            HOLDERS OF INTERESTS (404,000 INTERESTS)
         ---------------------------------------------------  -------------------------------------------------------
                        NET                                                   NET
          CONTRIBU-    INCOME                                                INCOME
           TIONS       (LOSS)     DISTRIBUTIONS    TOTAL     CONTRIBUTIONS   (LOSS)      DISTRIBUTIONS      TOTAL
          ---------  -----------  ------------- -----------  ------------- -----------   -------------   -----------

Balance
 Decem-
 ber 31,
 2003 . . .$20,000   103,568,427   (97,244,327)   6,344,100   364,841,815  379,240,283   (699,951,037)    44,131,061

2004 act-
 ivity. . .  --           27,003         --          27,003         --       2,673,271          --         2,673,271
           -------  ------------  ------------   ----------  ------------ ------------   ------------   ------------

Balance
 Decem-
 ber 31,
 2004 . . . 20,000   103,595,430   (97,244,327)   6,371,103   364,841,815  381,913,554   (699,951,037)    46,804,332

2005 act-
 ivity. . .  --          (22,112)   (2,468,858)  (2,490,970)        --      (1,083,497)   (22,219,725)   (23,303,222)
           -------  ------------  ------------   ----------  ------------ ------------   ------------   ------------
Balance
 Septem-
 ber 30,
 2005 . . .$20,000  $103,573,318  $(99,713,185)  $3,880,133  $364,841,815 $380,830,057  $(722,170,762)  $ 23,501,110
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

                            ALP LIQUIDATING TRUST
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

         CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS)

          FOR THE PERIOD FROM JANUARY 1, 2005 TO SEPTEMBER 30, 2005
                  AND FOR THE YEAR ENDED DECEMBER 31, 2004


                                              For the
                                             period from
                                             January 1,
                                               2005 to
                                            September 30,
                                                2005            2004
                                            ------------    ------------
Operating activities:
  Net (loss) income from
    continuing operations . . . . . . . .   $ (1,105,609)   $  2,700,274
  Charges (credits) to net
   (loss) income not requiring
   (providing) cash:
    Depreciation and amortization . . . .          7,639          15,890
    Amortization of discount and
      realized losses on
      marketable securities . . . . . . .       (236,194)       (110,060)
    Equity in losses (earnings)
      of unconsolidated ventures. . . . .        (76,294)         37,307
    Joint venture distributions, net. . .        198,289          17,000
    Loss on disposal of property
      and equipment . . . . . . . . . . .          3,889           --
  Changes in:
    Restricted cash . . . . . . . . . . .         51,926         407,684
    Trade and other accounts
      receivable. . . . . . . . . . . . .          1,576         290,395
    Amounts due from (to)
      affiliates, net . . . . . . . . . .        (10,519)        313,985
    Prepaid expenses and other assets . .          2,569         103,781
    Accounts payable, accrued
      expenses and other liabilities. . .     (1,504,757)    (11,445,556)
                                            ------------    ------------
          Net cash used in
            operating activities. . . . .     (2,667,485)     (7,669,300)
                                            ------------    ------------

Investing activities:
  Acquisition of held-to-maturity
    debt securities . . . . . . . . . . .    (41,689,622)    (19,857,974)
  Proceeds from held-to-maturity
    debt securities . . . . . . . . . . .     51,900,000           --
  Proceeds from sales of
    property and equipment. . . . . . . .          --            117,743
                                            ------------    ------------

          Net cash provided by
            (used in)
            investing activities. . . . .     10,210,378     (19,740,231)
                                            ------------    ------------

                            ALP LIQUIDATING TRUST
                           (A LIMITED PARTNERSHIP)
                          AND CONSOLIDATED VENTURES

         CONSOLIDATED STATEMENTS OF CASH FLOWS (GOING CONCERN BASIS)

          FOR THE PERIOD FROM JANUARY 1, 2005 TO SEPTEMBER 30, 2005
                  AND FOR THE YEAR ENDED DECEMBER 31, 2004


                                              For the
                                             period from
                                             January 1,
                                               2005 to
                                            September 30,
                                                2005            2004
                                            ------------    ------------

Financing activities:
  Distributions to General Partner and
    Associate Limited Partners. . . . . .     (2,468,858)          --
  Distributions to Limited Partners . . .    (22,219,725)          --
  Minority interest distribution. . . . .          --           (450,000)
                                            ------------    ------------
          Net cash used in
            financing activities. . . . .    (24,688,583)       (450,000)
                                            ------------    ------------
          Decrease in cash and
            cash equivalents. . . . . . .    (17,145,690)    (27,859,531)

          Transfer of cash and
            cash equivalents as of
            September 30, 2005. . . . . .    (20,444,896)          --

          Cash and cash equivalents,
            beginning of period . . . . .     37,590,586      65,450,117
                                            ------------    ------------
          Cash and cash equivalents,
            end of period . . . . . . . .   $      --       $ 37,590,586
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

      In connection with its formation, the Liquidating Trust issued a total of 448,794 beneficial interest units to the partners of the Partnership ("Unit Holders"). In the liquidation, each partner in the Partnership received a beneficial interest in the Liquidating Trust for each interest the partner held in the Partnership. As a result, a partner's percentage interest in the Liquidating Trust remains the same as that person's percentage interest was in the Partnership immediately prior to its liquidation. As of the date of this report, there were 15,865 record holders of the beneficial interest units outstanding in the Liquidating Trust.

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

      For the year ended December 31, 2006 and the period from October 1, 2005 to September 30, 2005, changes in the warranty accrual consisted of the following:


                                                            October 1 -
                                                            December 31,
                                              2006              2005
                                          ------------      -----------
Accrued warranty costs,
  beginning of period . . . . . . .       $   720,000       $   790,000
Payments made . . . . . . . . . . .           (90,000)          (70,000)
                                          -----------       -----------
Accrued warranty costs,
  end of period . . . . . . . . . .       $   630,000       $   720,000
                                          ===========       ===========

      Accrued warranty costs are included in other current liabilities and accrued expenses on the accompanying statements of net assets in liquidation.

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

      Principles of Consolidation

      The consolidated financial statements included the accounts of the Liquidating Trust and its consolidated ventures. All material intercompany balances and transactions have been eliminated in consolidation. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to those investments where the Liquidating Trust's ownership interest is 50% or less.

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


(3)  CASH, CASH EQUIVALENTS AND RESTRICTED CASH

      Cash and cash equivalents may consist of U.S. Government obligations with original maturities of three months or less, money market demand accounts and repurchase agreements, the cost of which approximates market value. Included in Restricted cash are amounts restricted under various escrow agreements as well as cash which collateralizes certain performance bonds as discussed in note 6. Credit risk associated with cash, cash equivalents and restricted cash is considered low due to the high quality of the financial institutions in which these assets are held.


(4)  MARKETABLE SECURITIES

      The Partnership purchased investments during 2005 which generally matured between three months and eighteen months from the date of purchase.

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


(5)  TRANSACTIONS WITH AFFILIATES

      Fees, commissions and other expenses paid or payable by the Partnership to affiliates of the General Partner for the period January 1, 2005 through September 30, 2005 and for the year ended December 31, 2004 are as follows:

                                                  For the
                                                period from
                                                 January 1,
                                                  2005 to
                                               September 30,
                                                   2005            2004
                                               ------------      --------
Insurance commissions . . . . . . . . . . . .      $ 12,662      $ 12,135
Reimbursement (at cost) for accounting
  services. . . . . . . . . . . . . . . . . .        52,508        93,847
Reimbursement (at cost) for treasury,
  legal and corporate services. . . . . . . .       272,128       458,019
                                                   --------      --------
                                                   $337,298      $564,001
                                                   ========      ========

     The Liquidating Trust, as successor of the Partnership, incurred costs payable to the Administrator or its affiliates as follows:

                                                                For the
                                                              period from
                                                               October 1,
                                                                2005 to
                                                             December 31,
                                                   2006          2005
                                                 --------    ------------

Insurance commissions . . . . . . . . . . .      $    766        $    190
Reimbursement (at cost) for accounting
  services. . . . . . . . . . . . . . . . .         --             10,824
Reimbursement (at cost) for treasury,
  legal and corporate services. . . . . . .       288,969          95,264
                                                 --------        --------
                                                 $289,735        $106,278
                                                 ========        ========

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

      For the period January 1, 2005 through September 30, 2005 and for the year ended December 31, 2004, the Liquidating Trust reimbursed Towns & Resorts LP or its affiliates approximately $118,000 and $2,487,000, respectively. For services provided to the Liquidating Trust by Towns & Resorts LP personnel pursuant to the sub-management agreement discussed above for the year ended December 31, 2006 and for the period October 1, 2005 through December 31, 2005, such costs were approximately $175,000 and $59,000, respectively. Such reimbursements included amounts owing in connection with the Liquidating Trust's achievement of certain profit and cash flow levels prior to 2003. For the period January 1, 2005 through September 30, 2005 and for the year ended December 31, 2004, the Liquidating Trust received approximately $31,300 and $73,600, respectively, from Towns & Resorts LP or its affiliates. For the year ended December 31, 2006 and for the period October 1, 2005 through December 31, 2005, the Liquidating Trust received approximately $0 and $5,200, respectively, from Towns & Resorts LP or its affiliates. The St. Joe Company beneficially owns 23.7% of the outstanding beneficial interest units of the Liquidating Trust.

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

      In December 2006, the Administrator and its affiliates collectively, received cash distributions of $1,121,977.

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

      In December 2006, Arvida/JMB Partners which is a consolidated subsidiary of the Liquidating Trust, made a $6,800 minority interest distribution to Arvida Company (the successor of Arvida/JMB Managers) which is also the Administrator of the Liquidating Trust, related to Arvida Company's .1% general partner interest in Arvida/JMB Partners.

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


(6)  COMMITMENTS AND CONTINGENCIES

      As security for performance of certain development obligations, the Liquidating Trust was contingently liable under performance bonds for approximately $2,369,000 at December 31, 2006 and December 31, 2005.

      On August 29, 2002, the Partnership entered into an agreement with Towns & Resorts LP for the prospective assignment to and assumption by Towns & Resorts LP of the Partnership's rights and obligations under the lease for its offices (approximately 19,100 rentable square feet of space) in Boca Raton, Florida. The assignment and assumption was made effective January 1, 2004.

      Rental expense of $91,200 and $168,975 was incurred for the period from January 1, 2005 through September 30, 2005 and for the year ended December 31, 2004, respectively. Rental expenses of $59,000 and $21,098 was incurred for the year ended December 31, 2006 and for the period from October 1, 2005 through December 31, 2005, respectively.

      The Partnership accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, the management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes than an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at December 31, 2006 unless otherwise noted, is possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of the Liquidating Trust.

      The Partnership was named a defendant in a purported class action entitled Lakes of the Meadow Village Homes Condominium Nos. One, Two, Three, Four, Five, Six, Seven, Eight and Nine Maintenance Associations, Inc., v. Arvida/JMB Partners, L.P. and Walt Disney World Company, Case No. 95-23003-CA-08, filed in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida ("Lakes of the Meadow" litigation). In the lawsuit, plaintiffs sought unspecified damages, attorneys' fees and costs, recission of specified releases, and all other relief that plaintiffs might be entitled to at equity or at law on behalf of the 460 building units they allegedly represented for, among other things, alleged damages discovered in the course of making Hurricane Andrew repairs. Plaintiffs alleged that Walt Disney World Company was responsible for liabilities that might arise in connection with approximately 80% of the buildings at the Lakes of the Meadow Village Homes and that the Partnership was potentially liable for the approximately 20% remaining amount of the buildings. In the three count amended complaint, plaintiffs alleged breach of building codes and breach of implied warranties. The Partnership tendered this matter to The Walt Disney Company (n/k/a Disney Enterprises, Inc., "Disney") pursuant to the Partnership's indemnification rights and filed a third-party complaint against it pursuant to the Partnership's rights of contractual indemnity. The Partnership answered the amended complaint and filed a cross-claim against Disney's affiliate, Walt Disney World Company, for common law indemnity and contribution. The Partnership completed settlements in this case with the condominium associations and their members during the second quarter of 2004.

      The Partnership pursued claims for indemnity or contribution against Disney or its affiliates ("Disney cross-defendants") in connection with the Lakes of the Meadow condominium units that were constructed in whole or in part prior to September 10, 1987 (the date that the Partnership acquired the assets of Arvida Corporation from Disney) but were sold by the Partnership on or after that date. The Partnership's claims for indemnity and contribution were severed for separate proceedings and trial from the remaining case-in-chief in the Lakes of the Meadow litigation. The Disney cross-defendants answered the cross-claim denying liability and filed their own claims for indemnity and contribution. The claims of the Partnership and Disney in this matter shall be referred to hereinafter as the "Lakes Indemnity Matter."

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

      On October 26, 2006, the Partnership and Disney entered into a settlement agreement which resolved the Lakes Indemnity Matter and the claims that Disney was assigned in the Juarez matter. The cases have been dismissed. In connection with the settlement agreement, the Partnership received $3,000,000 from Disney or its insurers.

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

The Partnership has also engaged other counsel in connection with this lawsuit. The ultimate legal and financial liability of the Partnership, if any, in this matter cannot be estimated with certainty at this time. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurance.

      The Partnership has been named a defendant in a purported class action entitled Osnovsky, individually and on behalf of others similarly situated, v. Arvida Company, Arvida/JMB Partners, and Arvida Realty Co., Inc., Case No. 05015925, filed on November 7, 2005, in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. The Arvida defendants were served on March 1, 2006. Plaintiffs have filed a three count class action complaint for alleged violations of state building code, failure to disclose known defects in a residential real estate transaction, and negligence, all in connection with injuries allegedly sustained to their homes in the Ridges, a homeowners association in Weston that has about 1,500 units. Plaintiffs complain of alleged roofing defects in their homes, among other things. Plaintiffs seek unspecified damages and the opportunity to amend to add punitive damages. The complaint has been tendered to Arvida's carrier for defense and indemnity. In response to the tender, the Partnership received a purported reservation of right letter from the carrier. The Arvida defendants believe they have meritorious defenses and intend to vigorously defend themselves. The ultimate legal and financial liability of the Partnership, if any, in this matter cannot be estimated with certainty at this time. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by the insurance.

      The following lawsuits in large part allegedly arise out of landscaping issues at certain subdivisions in the Weston Community. These lawsuits are collectively referred to as the "landscape cases." In addition to the following landscaping cases, the General Partner has received letters from other homeowners' associations in the Weston Community complaining about their landscaping. These associations have not filed suit.

      A case, The Ridges Maintenance Association, Inc. v. Arvida/JMB Partners, et al., Case No. 03-10189 (05) (the "Ridges Case"), was filed on or about June 6, 2003 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The defendants in this action include Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida Management Limited Partnership, CCL Consultants, Inc. ("CCL"), Bamboo Hammock Nursery, Inc. ("Bamboo Hammock"), and Lagasse Pool Construction, Co. ("Lagasse"). Plaintiff is alleged to be a homeowners' association representing the owners of approximately 1,500 homes and extensive common areas in the Ridges subdivision in Weston. In the seven-count amended complaint that was filed on September 16, 2005, plaintiff seeks unspecified compensatory damages, prejudgment interest, court costs and such other and further relief as the court might deem just and proper. In Count I, plaintiff seeks damages from the Arvida defendants for alleged negligent design, construction and/or maintenance of the landscaping and common elements that allegedly resulted in defects of the landscaping, sidewalks, irrigation systems, and community pool. With respect to the landscaping claims, the plaintiff claims that it evaluated the condition of the common areas after the turnover of the community in January 2000 and alleges that it discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, improper planting of inferior quality/grade of landscaping contrary to controlling government codes, shallow planting of landscaping, landscape planting in inappropriate areas, and the planting of landscaping that would uproot sidewalks. In Count II, plaintiff seeks damages from CCL, the alleged civil engineer for the community, in connection with the alleged negligent design, construction or maintenance of the common areas and elements. In Count III, plaintiff seeks damages from Bamboo Hammock, the alleged landscape engineer, architect, supplier, installer and/or designer, in connection with alleged defects in the landscaping resulting in damage to, among other things, the landscaping and sidewalks. In Count IV, plaintiff seeks damages from Lagasse for alleged defects in the community pool. In Count V, plaintiff seeks damages from Arvida/JMB Partners, a general partnership in which the Liquidating Trust owns a 99.9% interest, and Arvida/JMB Managers, Inc., the former General Partner of the Partnership, seeking to hold these entities vicariously responsible for the acts of CCL, Bamboo Hammock, and/or Lagasse. In Count VI, plaintiff seeks damages from the Arvida/JMB Partners and Arvida/JMB Managers, Inc. for various breaches of fiduciary duty. In this count, plaintiff alleges that prior to the turnover of the community, these defendants engaged in acts that amounted to a breach of fiduciary duty to plaintiff in that they, among other things, (i) allegedly improperly executed an amendment to the declarations of covenant for their sole benefit and to the financial detriment of the plaintiff; (ii) allegedly engaged in acts that constituted a conflict of interest; (iii) allegedly failed to maintain appropriate care, custody and control over the financial affairs of the homeowners' association by failing to pay for common expenses; (iv) allegedly improperly transferred funds by and between plaintiff and a non-party, The Town Foundation, Inc., which transfers allegedly amounted to a violation of these defendants' obligations to fund operating deficits and a breach of fiduciary duty; and (v) allegedly transferred funds by and between various entities under their common control in violation of Florida statute and their fiduciary duty to plaintiff. Plaintiffs voluntarily withdrew Count VII. The Arvida defendants filed their answer to the amended complaint denying substantive liability and raising various defenses. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. The ultimate legal and financial liability of the Partnership, if any, in this matter cannot be estimated with certainty at this time.

      A case entitled The Falls Maintenance Association, Inc. v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., CCL Consultants, Inc. and Stiles Corporation f/k/a Stiles Landscape Service Co., Case No. 0302577 (the "Falls Maintenance Case"), was filed on or about February 10, 2003, in the 17th Judicial Circuit in and for Broward County, Florida. Plaintiff is alleged to be the homeowners' association responsible for the maintenance, repair, and replacement of the common areas within the Falls subdivision in Weston, which contains approximately 600 homes. Plaintiff complains that on turnover of the Falls subdivision, it discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, the quality/grade of the landscaping, landscaping planted too shallow, landscaping planted too deep, landscaping planted in narrow swale areas, landscaping planted in shallow soil areas, poor fertility of road rock under locations where landscaping is planted and poor maintenance. Plaintiff has filed a six count complaint with five counts against Arvida/JMB Partners and Arvida/JMB Managers, Inc. for breach of implied warranty of merchantability, breach of implied warranty of fitness, breach of express warranty, fraudulent misrepresentation/concealment, and negligent design, construction and/or maintenance. Plaintiff seeks an unspecified amount of compensatory damages, interest, costs, and such other and further relief as is just and equitable. Arvida/JMB Partners and Arvida/JMB Managers, Inc. have filed an answer to the complaint denying substantive liability and raising various defenses. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. The ultimate legal and financial liability of the Partnership, if any, in this matter cannot be estimated with certainty at this time.

      Due to, among other things, the early stages of litigation, the Partnership is not able to determine what, if any, loss exposure that it may have for the landscape cases, and the accompanying financial statements do not reflect any accruals related to the landscape cases. Each of the landscape cases has been tendered to Zurich for defense and indemnity. The Partnership has also engaged other counsel in connection with the landscape cases. The Partnership has received from Zurich letters purporting to reserve its rights in the Ridges and Falls Maintenance Cases. For this and other reasons, on September 26, 2005, Arvida/JMB Partners, L.P., Arvida/JMB Managers, Inc., and Arvida Management L.P. (collectively "Arvida") filed a complaint, as amended, for declaratory relief and damages against Zurich American Insurance Co., individually and as successor to Zurich Insurance co. (collectively "Zurich"), Case No. 0514346 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this complaint, Arvida seeks, among other things, a declaration of its rights under its policies, attorney fees and costs, and such other relief as the court deems appropriate. The ultimate legal and financial liability of the Partnership, if any, in this matter cannot be estimated with certainty at this time. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages allegedly relating to the landscaping cases, if any, which will be covered by its insurance.

      On October 22, 2003, a case entitled Weston Lakes Maintenance Association v. Arvida/JMB Partners and Arvida/JMB Managers, Inc., Case No. 0318490, was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida Civil Division. In the four-count complaint, which was served on the Partnership in February 2004, plaintiff, Weston Lakes Maintenance Association, alleged that defendants negligently selected and installed inferior landscaping materials in the common areas and elements of the Weston Lakes subdivision, which contains approximately 570 homes. Plaintiff alleged that defendants' actions have caused higher than expected maintenance fees and that the landscaping was causing injury and damage to sidewalks and roadways that had to be repaired or replaced. Plaintiff alleged that an unspecified large sum of money would be required to replace the alleged substandard landscaping and that significant expense for remedial maintenance, repair and replacement of elements throughout the community would be incurred. The four-count complaint was for negligent construction and design of landscaping allegedly based on a violation of a Broward County ordinance regarding plant materials, common law negligence, breach of implied warranty of fitness, and breach of implied warranty of merchantability. Plaintiff sought a judgment in an unspecified amount and type of damages, attorney's fees and such other relief as the court might deem proper. This case was tendered to one of the Partnership's carriers for defense and indemnity. This matter was resolved for a payment of $50,000 to the plaintiff homeowners association plus legal fees and specified costs.

      On July 3, 2006, a general partnership substantially owned by the Liquidating Trust received from Interconn Ponte Vedra Company, LLC ("Interconn") $6,800,000 as compensation for the release of certain rights, reservations, restrictions and other covenants, and the continuation of certain licensed intellectual property rights, owned by Arvida/JMB Partners that related to real property located in the state of Florida that was originally sold in 1985 by Arvida Corporation, a predecessor in interest of an affiliate of the Trust. The rights released generally dealt with restrictions and other limitations on development activity beyond that contemplated in the 1985 transaction. The partnership agreed to the assignment by Interconn of its rights to use certain licensed service marks to the purchaser of the subject real property.

      Other than as described above, the Partnership is not subject to any material legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership.


(7)  PARTNERSHIP AGREEMENT

      Prior to the formation of the Liquidating Trust, the Partnership Agreement (and subject to Section 4.2F which allocates Profits, as defined, to the General Partner and Associate Limited Partners), allocated profits or losses of the Partnership as follows: (i) profits were allocated such that the General Partner and the Associate Limited Partners were allocated profits equal to the amount of cash flow distributed to them for such fiscal period and the amount of cash flow anticipated to be distributed to them in future periods, with the remainder of the profits allocated to the Holders of Interests, except that in all events, the General Partner was allocated at least 1% of profits and (ii) losses were allocated 1% to the General Partner, 1% to the Associate Limited Partners and 98% to the Holders of Interests.

      In the event profits allocated in any given year did not equal or exceed cash distributed to the General Partner and the Associate Limited Partners for such year, the allocation of profits was as follows: The General Partner and the Associate Limited Partners were allocated profits equal to the amount of cash flow distributed to them for such year. The Holders of Interests were allocated losses such that the sum of amounts allocated to the General Partner, Associate Limited Partners and Holders of Interests equaled the profits for the given year.

      In general, the distribution of Cash Flow (as defined) was allocated 90% to the Holders of Interests and 10% to the General Partner and the Associate Limited Partners (collectively).

(8)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                   Three Months Ended
                    -----------------------------------------------------
                       March 31,   June 30,   September 30,  December 31,
                         2004       2004           2004          2004
                     -----------  ----------  -------------  ------------
Total revenues. . .  $   130,784      14,298        12,193        29,875
Gross operating
  profit (loss) . .  $   106,798      (1,270)     (224,674)    4,803,477
Net (loss)
  income. . . . . .  $  (627,057)   (482,846)     (673,723)    4,483,900
Net (loss) income
  per Limited
  Partnership
  Interest. . . . .  $     (1.52)      (1.17)        (1.63)        10.94


                                   Three Months Ended
                    -----------------------------------------------------
                       March 31,   June 30,   September 30,  December 31,
                         2005       2005           2005          2005
                     -----------  ----------  -------------  ------------
Total revenues. . .  $    51,744     200,000         --            N/A
Gross operating
  profit (loss) . .  $    51,531    (191,138)         (738)        N/A
Net loss. . . . . .  $  (362,285)   (533,710)     (209,614)        N/A
Net loss per
  Limited
  Partnership
  Interest. . . . .  $      (.88)      (1.29)         (.51)        N/A

     Commencing with the fourth quarter 2005 information is presented in the Statement of Changes in Net Assets in Liquidation. Prior to the adoption of liquidation basis accounting, total revenues for first and second quarter 2005 represented the sale of two small parcels of land in Florida and the receipt for the release of a deed restriction. The fluctuations in gross operating profit (loss) during the first and second quarter 2005 is attributable to a change made in our estimated warranty costs during the second quarter.

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

     The Trust is subject to certain conflicts of interest arising out of its relationships with the Administrator, Towns & Resorts LP and their affiliates. Various services have been and, to some extent, will continue to be provided to the Trust by the Administrator, Towns & Resorts LP and their affiliates, including management supervisory and advisory services, insurance brokerage and administrative services such as legal, accounting and treasury services. In addition, the timing and amount of cash distributions and cash reserves and allocations of profits and losses for tax purposes, as well as the amount of expenses charged to the Trust for services, are or may be affected by determinations made by the Administrator. Because the Administrator and/or its affiliates have interests in the cash distributions and the profits or losses for tax purposes of the Trust or in the amount of payments or reimbursements made for services rendered to the Trust, the Administrator has a conflict of interest in making the determinations affecting these matters.

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

     There is no family relationship among the foregoing director or officer. Mr. Nickele has been elected to serve a one-year term as director until the annual meeting of the Administrator to be held on or about
August 9, 2007. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Administrator to be held on or about August 9, 2007. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which the director or any officer was selected as such.

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

    Gary Nickele (age 54) is Executive Vice President and General Counsel of JMB and an officer and/or director of various JMB affiliates. Prior to becoming President of Arvida/JMB Managers, Inc., in August 2002, Mr. Nickele had been a Vice President of that corporation since April 1987. He has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

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

ITEM 11.  EXECUTIVE COMPENSATION

     The officers and the director of the Administrator receive no direct remuneration in such capacities from the Trust. The Administrator and the trustees are entitled to receive a share of cash distributions, when and as cash distributions are made. The Administrator, and its affiliates received cash distributions of $1,121,977 in 2006. Prior to the formation of the Liquidating Trust, the General Partner and Associate Limited Partners, collectively, received cash distributions in 2005 totaling $2,468,858. Pursuant to the Partnership Agreement, the General Partner and Associate Limited Partners were allocated net loss for Federal income tax purposes for 2005 of approximately $25,730. Reference is made to note 8 for further discussion of this allocation. Pursuant to the ALP Liquidating Trust Agreement, the Administrator and its affiliates were allocated net income for Federal income tax purposes for 2006 of approximately $934,000.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

     (a) The following have reported beneficial ownership of more than 5% of the outstanding Beneficial Interest Units of the Liquidating Trust.

                      NAME AND ADDRESS         AMOUNT AND NATURE
                      OF BENEFICIAL            OF BENEFICIAL      PERCENT
TITLE OF CLASS        OWNER                    OWNERSHIP          OF CLASS
--------------        ----------------         -----------------  --------

Beneficial            The St. Joe Company      106,200.4399       23.8%
Interest Units                                 Units (1)

Beneficial            Alfred I. duPont         106,200.4399       23.8%
Interest Units        Testamentary Trust       Units (2)

Beneficial            The Nemours              106,200.4399       23.8%
Interest Units        Foundation               Units (2)

Beneficial            Winfred L. Thornton      106,200.4399       23.8%
Interest Units                                 Units (2)

Beneficial            William T.               106,200.4399       23.8%
Interest Units        Thompson III             Units (2)

Beneficial            Hugh M. Durden           106,200.4399       23.8%
Interest Units                                 Units (2)

Beneficial            John F. Porter III       106,200.4399       23.8%
Interest Units                                 Units (2)

Beneficial            Herbert H. Peyton        106,200.4399       23.8%
Interest Units                                 Units (2)

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

     (b) The Administrator and its executive officers and director beneficially own the following Interests of the Liquidating Trust:

                     NAME OF               AMOUNT AND NATURE
                     BENEFICIAL            OF BENEFICIAL         PERCENT
TITLE OF CLASS       OWNER                 OWNERSHIP             OF CLASS
--------------       ----------            -----------------     --------

Beneficial           Administrator         None                  --
Interest Units       and its executive
                     officers and
                     director as
                     a group
---------------
     No executive officer or director of the Administrator of the Liquidating Trust possesses a right to acquire beneficial interest units of the Liquidating Trust.

     (c) There exists no arrangement, known to the Liquidating Trust, the operation of which may at a subsequent date result in a change in control of the Liquidating Trust.

     (d) The Liquidating Trust has no compensation plans or individual compensation arrangements under which beneficial interest units of the Liquidating Trust are authorized for issuance to any person.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to the original Partnership Agreement and subsequent Liquidating Trust Agreement, the Liquidating Trust is permitted to engage in various transactions involving the Administrator, Towns & Resorts LP and their respective affiliates. Such transactions involve conflicts of interest for the Administrator or its affiliates. Certain relationships of the Administrator (and its director and executive officer) and its affiliates to the Liquidating Trust are set forth above in Item 10.

     In November 1997, Towns & Resorts LP acquired the major assets of Arvida, including the Arvida name and service marks with respect to the Arvida name. Pursuant to a license agreement with Arvida, the Liquidating Trust as successor to the Partnership has a non-exclusive right to use the Arvida name and service marks with respect to the Arvida name. In connection with the acquisition of Arvida's assets, Towns & Resorts LP was assigned Arvida's rights and obligations under such license agreement.

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

     In August 2002, the Partnership entered into an agreement for the prospective assignment to and assumption by Towns & Resorts LP of the Partnership's rights and obligations under the lease for its offices (approximately 19,100 rentable square feet of space) in Boca Raton, Florida. The assignment and assumption was effective January 1, 2004. From and after the effective date, Towns & Resorts LP will charge to the Partnership and successor Liquidating Trust an allocable portion of the monthly base rent (which ranged from approximately $500 to $3,400 during 2006) operating expenses and tenant improvement costs, if any, incurred by Towns & Resorts LP pursuant to the lease. The allocation method for such costs is discussed in the preceding paragraph and is similar to the allocation method previously used by the Partnership to charge to Towns & Resorts LP a portion of the lease costs.

     JMB Insurance Agency, Inc., an affiliate of the Administrator, earned and received insurance brokerage commissions in 2006 of approximately $770 in connection with providing insurance coverage for certain of the Liquidating Trust, all of which was paid as of December 31, 2006. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The Administrator of the Liquidating Trust or its affiliates are entitled to reimbursement for their direct expenses or out-of-pocket expenses relating to the administration of the Liquidating Trust and the management of the Liquidating Trust assets. In 2006, the Administrator and its affiliates were entitled to reimbursements for legal, accounting and treasury services. Such costs for 2006 were approximately $289,000, of which approximately $88,000 were unpaid as of December 31, 2006.

     Amounts payable to or by the Administrator, Towns & Resorts LP or their affiliates do not bear interest and are expected to be paid in future periods.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     In 2006, the Liquidating Trust hired Altschuler, Melvoin and Glasser LLP (AM&G) to provide auditing and tax services for the Liquidating Trust. On December 5, 2006, the Liquidating Trust was notified that a majority of the partners of AM&G had become partners of McGladry & Pullen, LLP (M&P) and, as a consequence that AM&G was compelled to resign and would no longer be the auditor for the Liquidating Trust. M&P was subsequently appointed as the Liquidating Trust's new auditor. The Administrator approved the decision to change independent registered public accounting firms.

     M&P audited the accompanying consolidated changes in net assets for the year ended December 31, 2006. The fees billed by M&P and AM&G for the year ended December 31, 2006 are as follows:

     (1)  AUDIT FEES

     The aggregate fees billed for the year ended December 31, 2006 for professional services rendered for the audit of the Liquidating Trust's annual financial statements and review of the statements in the Liquidating Trust's Form 10-Q filings were approximately $63,000.

     (2)  AUDIT RELATED FEES

     None

     (3)  ALL OTHER FEES

     The aggregate fees billed for the year ended December 31, 2006 for professional services rendered for tax compliance and tax return preparation were approximately $25,000.

     Prior to the hiring of AM&G, the principal auditor of the Liquidating Trust was Ernst & Young LLP (E&Y)

     E&Y audited the accompanying consolidated financial statements for the year ended December 31, 2004 and the consolidated financial statements for period from January 1, 2005 to September 30, 2005. In addition, E&Y audited the consolidated statement of net assets in liquidation as of December 31, 2005 and the related consolidated statement of changes in net assets in liquidation for the period October 1, 2005 to December 31, 2005. The fees billed by E&Y for all professional services for each of those years were as follows:

     (1)  AUDIT FEES

     The aggregate fees billed for each of the years ended December 31, 2005 and 2004 for professional services rendered by E&Y for the audit of the Partnership's annual financial statements and review of financial statements included in the Partnership's Form 10-Q filings were approximately $90,800 and $168,900, respectively.

     (2)  AUDIT-RELATED FEES

     None

     (3)  TAX FEES

     The aggregate fees billed for each of the years ended 2005 and 2004, for professional services rendered by E&Y for tax planning, tax compliance and tax return preparation were approximately $7,500 and $10,700, respectively.

     (4)  ALL OTHER FEES

     None

     The Trust has not adopted any pre-approval policies and procedures for its audit, audit-related and permitted non-audit services. All such services are approved by the sole director of the Administrator before the services are rendered.


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

                    10.6 Agreement dated July 3, 2006 by and between Arvida/JMB Partners, a Florida general partnership, successor in interest to Arvida Corporation, a Delaware corporation, and Interconn Ponte Vedra Company, LLC. is hereby incorporated herein by reference to the Trust's Report for July 3, 2006 on
                            Form 8-K (File No. 0-16976) dated July 12,
                            2006.

                    10.7 Letters from Altschuler, Melvoin and Glasser LLP dated December 5, 2006 and December 7, 2006 is hereby incorporated herein by reference to the Trust's Report for December 5, 2006 on Form 8-K (File
                            No. 0-16976) dated December 7, 2006.

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

         (b)  Reports on Form 8-K:

              On July 12, 2006, a current report on Form 8-K was filed with the Commission reporting under Item 5 (Other Events) as the Liquidating Trust entered into a Material Definitive Agreement.

              On December 5, 2006, a current report on Form 8-K was filed with the Commission reporting under Item 4.01 (Changes in Registrant's Certifying Accountant) as the Liquidating Trust's decision to change independent auditors.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          ALP LIQUIDATING TRUST

                          BY:     Arvida Company
                                  as Administrator



                                  GAILEN J. HULL
                          By:     Gailen J. Hull
                                  Vice President
                          Date:   March 30, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                  GAILEN J. HULL
                          By:     Gailen J. Hull, Vice President
                                  Principal Accounting Officer
                                  and Principal Financial Officer
                          Date:   March 30, 2007



                                  GARY NICKELE
                          By:     Gary Nickele, President and Sole Director
                                  Principal Executive Officer
                          Date:   March 30, 2007

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

10.2      Letter Agreement, dated as of
          September 10, 1987, between the
          Partnership and The Walt Disney
          Company                                   Yes

10.3      Management, Advisory and Supervisory
          Agreement, including the License
          Agreement for the use of the Arvida
          name as exhibit A thereto                 Yes

10.4      Fourth Amended and Restated Agreement
          of Partnership of Arvida/JMB Partners,
          together with Amendment No. 1 thereto     Yes

10.5      Information Systems Sharing Agreement
          dated November 6, 1997 between
          Arvida/JMB Partners, L.P. and Arvida
          Company                                   Yes

10.6      Agreement dated July 3, 2006 by and
          between Arvida/JMB Partners, a
          Florida general partnership, successor
          in interest to Arvida Corporation,
          a Delaware corporation, and Interconn
          Ponte Vedra Company, LLC.                 Yes

10.7      Letters from Altschuler, Melvoin
          and Glasser LLP dated December 5, 2006
          and December 7, 2006                      Yes

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