Form 10-Q
period 2007-03-31
ALP LIQUIDATING TRUST
filed 2007-05-15
CIK 814046

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C.   20549




                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended March 31, 2007            Commission file #0-16976




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

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                           ALP LIQUIDATING TRUST

                  STATEMENT OF NET ASSETS IN LIQUIDATION




                                  ASSETS
                                  ------

                                              MARCH 31,
                                               2007        DECEMBER 31,
                                            (Unaudited)       2006
                                           -------------   ------------

Cash and cash equivalents . . . . . . . . .  $26,928,327    $27,010,222
Restricted cash . . . . . . . . . . . . . .      671,587        671,812
Prepaid expenses and other assets . . . . .      118,389        135,936
                                             -----------    -----------

          Total assets. . . . . . . . . . .  $27,718,303    $27,817,970
                                             ===========    ===========


                                LIABILITIES
                                -----------

Estimated costs to be incurred
  through December 31 2007. . . . . . . . .  $ 2,861,000    $ 3,660,000
Other current liabilities and
  accrued expenses. . . . . . . . . . . . .    2,088,031      1,786,026
                                             -----------    -----------
          Total liabilities . . . . . . . .    4,949,031      5,446,026
                                             -----------    -----------

          Net assets in liquidation . . . .  $22,769,272    $22,371,944
                                             ===========    ===========


























The accompanying notes are an integral part of these financial statements.

                           ALP LIQUIDATING TRUST

             STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

                                (UNAUDITED)



                                            Three Months   Three Months
                                               Ended           Ended
                                              March 31,      March 31,
                                               2007            2006
                                            -------------  ------------

Net assets in liquidation
  at beginning of period. . . . . . . . .    $22,371,944    $22,330,527

Proceeds and revenues . . . . . . . . . .        351,750        436,435

Adjustment to estimated costs to be
  incurred through December 31, 2007
  and June 30, 2007, respectively . . . .        799,000        321,432

Costs incurred during liquidation
  period. . . . . . . . . . . . . . . . .       (753,422)      (409,990)
                                             -----------    -----------

Net assets in liquidation on
  March 31, 2007. . . . . . . . . . . . .    $22,769,272    $22,678,404
                                             ===========    ===========






































The accompanying notes are an integral part of these financial statements.

                           ALP LIQUIDATING TRUST

                       NOTES TO FINANCIAL STATEMENTS

                              MARCH 31, 2007
                                (UNAUDITED)



OPERATIONS

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Readers of this quarterly report should refer to the audited financial statements for the fiscal year ended December 31, 2006, which are included in the Liquidating Trust's 2006 Annual Report on Form 10-K (File No. 0-16976) filed on April 2, 2007, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements, and which are required by U.S. generally accepted accounting principles for complete financial statements, have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the 2006 Annual Report.

      Basis of Presentation

      Upon the formation of the Liquidating Trust, the Liquidating Trust adopted the liquidation basis of accounting. The preparation of financial statements using the liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. Estimated costs to be incurred during liquidation includes an estimate of legal fees and costs of litigation, insurance costs and other administrative items through December 31, 2007. This date was extended from June 30, 2007 as it became evident that it was unlikely that the Liquidating Trust could wind up its affairs by that date. Reference is made to "Commitments and Contingencies" for a discussion of pending or threatened litigation. The Liquidating Trust is unable to reasonably estimate the outcome of its pending litigation or threatened litigation and is also unable to reasonably predict the estimated timetable to reach any such outcome. Estimated costs have been included through the earliest reasonable date that pending litigation could be resolved prior to trial. While the pending litigation may not be resolved prior to trial, and may require a period of time significantly beyond December 31, 2007, no one point in time provides for a better estimate than any other point in time. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis an evaluation will be made of assumptions, judgments and estimates and changes will be made if deemed appropriate.

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

      Cash and Cash Equivalents

      The Liquidating Trust considers all highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents. Cash equivalents at March 31, 2007 consisted primarily of money market funds.

      Restricted Cash

      Restricted cash is primarily cash which collateralizes both letters of credit and outstanding performance bonds.

      Prepaid Expenses and Other Assets

      Prepaid expenses and other assets primarily includes prepaid insurance and deposits held by third parties.

      Other Current Liabilities and Accrued Expenses

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

TRANSACTIONS WITH AFFILIATES

      The Liquidating Trust, subject to certain limitations, may engage affiliates of the Administrator for insurance brokerage and certain other administrative services to be performed in connection with the administration of the Liquidating Trust and its assets. There were no costs for the three months ended March 31, 2007 or March 31, 2006. In addition, the Administrator and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Liquidating Trust and the operation of the Liquidating Trust's properties. The Liquidating Trust reimbursed such costs totalling approximately $302,000 and $73,000 for the three months ended March 31, 2007 and 2006, respectively, including amounts due for prior periods.

      For each of the three month periods ended March 31, 2007 and 2006, the Liquidating Trust reimbursed St. Joe Towns and Resorts, LP, formerly known as St. Joe/Arvida Company L.P. ("St. Joe T&R") or its affiliates approximately $7,000, for the services provided to the Liquidating Trust by St. Joe T&R pursuant to a sub-management agreement for development and management supervisory and advisory services (and personnel with respect thereto).

      In December 2006, the Administrator and its affiliates, collectively, received cash distributions of $1,121,977.

COMMITMENTS AND CONTINGENCIES

      As security for performance of certain development obligations, the Liquidating Trust was contingently liable under performance bonds for approximately $2,368,000 at March 31, 2007 and $2,369,000 at December 31, 2006.

      On August 29, 2002, the Partnership entered into an agreement with St. Joe T&R for the prospective assignment to and assumption by St. Joe T&R of the Partnership's rights and obligations under the lease for its offices (approximately 19,100 rentable square feet of space) in Boca Raton, Florida. The assignment and assumption of the lease was made effective January 1, 2004.

      Rental expense of approximately $4,000 and $18,000 was incurred for the three month periods ended March 31, 2007 and 2006.

      The Partnership accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, the management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at March 31, 2007 unless otherwise noted, is possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of the Liquidating Trust.

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

CRITICAL ACCOUNTING ESTIMATES

      Upon the formation of the liquidating trust, the Liquidating Trust adopted the liquidation basis of accounting. The preparation of financial statements using the liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. Estimated costs to be incurred during liquidation includes an estimate of legal fees and costs of litigation, insurance costs and other administrative items through December 31, 2007. This date was extended from June 30, 2007 as it became evident that it was unlikely that the Liquidating Trust could wind up its affairs by that date. Reference is made to "Commitments and Contingencies" for a discussion of pending or threatened litigation. The Liquidating Trust is unable to reasonably estimate the outcome of its pending litigation or threatened litigation and is also unable to reasonably predict the estimated timetable to reach any such outcome. Estimated costs have been included through the earliest reasonable date that pending litigation could be resolved prior to trial. While the pending litigation may not be resolved prior to trial, and may require a period of time significantly beyond December 31, 2007, no one point in time provides for a better estimate than any other point in time. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis an evaluation will be made of assumptions, judgments and estimates and changes will be made, if deemed appropriate.

      We believe that the assumptions, judgments and estimates involved in the accounting for estimated costs to be incurred during liquidation have the greatest potential impact on our financial statements, and therefore, we consider these estimates to be our critical accounting policies.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2007, net assets in liquidation totaled approximately $22,769,000, consisting of approximately $27,718,000 in assets, which included approximately $26,928,000 in cash and cash equivalents and approximately $4,949,000 in total liabilities. The Liquidating Trust expects to use its capital resources to execute the liquidation and dissolution, and with remaining funds, if any, to be used to make liquidating distributions to Unit Holders.

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

CHANGES IN NET ASSETS IN LIQUIDATION

      The following table presents financial data under the liquidation basis of accounting for the three months ended March 31, 2007.

Net assets in liquidation on December 31, 2006. . . . . .   $22,371,944
    Proceeds and revenues . . . . . . . . . . . . . . . .       351,750
    Adjustment to estimated costs to be incurred
      through December 31, 2007 . . . . . . . . . . . . .       799,000
    Costs incurred during liquidation period. . . . . . .      (753,422)
                                                            -----------
Net assets in liquidation at March 31, 2007 . . . . . . .   $22,769,272
                                                            ===========


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

  (b) No reports on Form 8-K were filed since the beginning of the last quarter of the period covered by this report.

                                SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  ALP LIQUIDATING TRUST

                  BY:   Arvida Company
                        as Administrator




                        By:   GAILEN J. HULL
                              Gailen J. Hull, Vice President
                        Date: May 15, 2007


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of ALP Liquidating Trust by the following person in the capacities and on the date indicated.




                        By:   GAILEN J. HULL
                              Gailen J. Hull, Chief Financial Officer
                              and Principal Accounting Officer
                        Date: May 15, 2007