Form 10-Q
period 2007-09-30
ALP LIQUIDATING TRUST
filed 2007-11-14
CIK 814046

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C.   20549




                Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934




For the quarter ended September 30, 2007        Commission file #0-16976




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

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                           ALP LIQUIDATING TRUST

                  STATEMENT OF NET ASSETS IN LIQUIDATION




                                  ASSETS
                                  ------

                                            SEPTEMBER 30,
                                                2007       DECEMBER 31,
                                             (Unaudited)      2006
                                             -----------   ------------

Cash and cash equivalents . . . . . . . . .  $26,297,535    $27,010,222
Restricted cash . . . . . . . . . . . . . .      679,056        671,812
Prepaid expenses and other assets . . . . .      116,107        135,936
                                             -----------    -----------

          Total assets. . . . . . . . . . .  $27,092,698    $27,817,970
                                             ===========    ===========


                                LIABILITIES
                                -----------

Estimated costs to be incurred
  during liquidation (a). . . . . . . . . .  $25,302,453    $ 3,660,000
Other current liabilities and
  accrued expenses. . . . . . . . . . . . .    1,790,245      1,786,026
                                             -----------    -----------
          Total liabilities . . . . . . . .   27,092,698      5,446,026
                                             -----------    -----------

          Net assets in liquidation . . . .  $     --       $22,371,944
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

                           ALP LIQUIDATING TRUST

             STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

                                (UNAUDITED)




                            Three Months Ended      Nine Months Ended
                              September 30,           September 30,
                        ----------------------- -----------------------
                            2007        2006        2007        2006
                        ----------- ----------- ----------- -----------

Net assets in
  liquidation at
  beginning of period . $20,881,210 $23,278,561 $22,371,944 $22,330,527

Proceeds and revenues .     240,051   7,221,982     968,960   8,097,490

Adjustment to estimated
  costs to be incurred
  during liquidation
  (a) . . . . . . . . . (20,578,453) (1,059,975)(21,642,453)   (268,513)

Costs incurred during
  liquidation period. .    (542,808)   (209,994) (1,698,451)   (928,930)
                        ----------- ----------- ----------- -----------

Net assets in
  liquidation at
  end of period . . . . $     --    $29,230,574 $     --    $29,230,574
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

                            September 30, 2007
                                (UNAUDITED)



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

      Basis of Presentation

      Upon the formation of the Liquidating Trust, the Liquidating Trust adopted the liquidation basis of accounting. The preparation of financial statements using the liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. The Liquidating Trust previously estimated costs to be incurred during liquidation using the earliest reasonable date that pending litigation could be resolved prior to trial. That date has been previously modified from the initial date of June 30, 2007 to December 31, 2007 and again to December 31, 2008. Prior to September 30, 2007, the liquidation period was extended when it became evident that it was unlikely that the Liquidating Trust could wind up its affairs by such estimated date.

      The Liquidating Trust is unable to reasonably estimate the outcome of its pending litigation or threatened litigation and is also unable to reasonably predict the estimated timetable to reach any such outcome.
While the pending litigation may or may not be resolved prior to trial,it quite likely would extend to a period of time significantly beyond any dates previously used as the earliest reasonable date that pending litigation could be resolved prior to trial. As a result of the uncertainty surrounding the date the Liquidating Trust can wind up its affairs and based on recent experience of incurring legal and other costs, as of September 30, 2007, the Liquidating Trust has considered $25,302,453 of its remaining net assets as being available for and held to satisfy its obligations until the termination of the Liquidating Trust. On a regular basis an evaluation will be made of assumptions, judgments and estimates and changes will be made if deemed appropriate. Reference is made to "Commitments and Contingencies" for a discussion of pending or threatened litigation.

      Until the ultimate completion of the liquidation, winding up and termination of the Liquidating Trust, it is currently anticipated that the Liquidating Trust will retain all or substantially all of its funds in reserve to provide for the payment of, the defense against, or other satisfaction or resolution of obligations, liabilities (including contingent liabilities) and current and possible future claims, including those for possible construction repairs, homeowner warranty claims, completion of work for certain homeowner associations and master associations and pending and possible future litigation and environmental matters. It is not possible at this time to estimate the amount of time or money that it will take to effect the Liquidating Trust's liquidation, winding up and termination. That portion, if any, of the funds held in reserve that are not ultimately used to pay, defend or otherwise resolve or satisfy obligations, liabilities or claims are currently anticipated to be distributed to the Unit Holders in the Liquidating Trust at a later date and may not be distributed until the completion of the liquidation.

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

      Cash and Cash Equivalents

      The Liquidating Trust considers all highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents. Cash equivalents at September 30, 2007 consisted primarily of money market funds.

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

TRANSACTIONS WITH AFFILIATES

      The Liquidating Trust, subject to certain limitations, may engage affiliates of the Administrator for insurance brokerage and certain other administrative services to be performed in connection with the administration of the Liquidating Trust and its assets. There were no costs for the nine months ended September 30, 2007. The total of such costs for the nine months ended September 30, 2006 was approximately $130. In addition, the Administrator and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the Liquidating Trust and the operation of the Liquidating Trust's properties. The Liquidating Trust reimbursed such costs totalling approximately $467,000 and $166,000 for the nine months ended September 30, 2007 and 2006, respectively, including amounts due for prior periods.

      For each of the nine month periods ended September 30, 2007 and 2006, the Liquidating Trust reimbursed St. Joe Towns and Resorts, LP, formerly known as St. Joe/Arvida Company L.P. ("St. Joe T&R") or its affiliates approximately $7,080 and $51,500, respectively, for the services provided to the Liquidating Trust by St. Joe T&R pursuant to a sub-management agreement for development and management supervisory and advisory services (and personnel with respect thereto).

      In December 2006, the Administrator and its affiliates, collectively, received cash distributions of $1,121,977.

COMMITMENTS AND CONTINGENCIES

      As security for performance of certain development obligations, the Liquidating Trust was contingently liable under performance bonds for approximately $2,239,000 at September 30, 2007 and $2,369,000 at
December 31, 2006.

      On August 29, 2002, the Partnership entered into an agreement with St. Joe T&R for the prospective assignment to and assumption by St. Joe T&R of the Partnership's rights and obligations under the lease for its offices (approximately 19,100 rentable square feet of space) in Boca Raton, Florida. The assignment and assumption of the lease was made effective January 1, 2004.

      Rental expense for storage of approximately $44,000 and $47,200 was incurred for the nine month periods ended September 30, 2007 and 2006.

      The Partnership accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at September 30, 2007 unless otherwise noted, is possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of the Liquidating Trust.

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

      A case entitled The Falls Maintenance Association, Inc. v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., CCL Consultants, Inc. and Stiles Corporation f/k/a Stiles Landscape Service Co., Case No. 0302577 (the "Falls Maintenance Case"), was filed on or about February 10, 2003, in the 17th Judicial Circuit in and for Broward County, Florida. Plaintiff is alleged to be the homeowners' association responsible for the maintenance, repair, and replacement of the common areas within the Falls subdivision in Weston, which contains approximately 600 homes. Plaintiff complains that on turnover of the Falls subdivision, it discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, the quality/grade of the landscaping, landscaping planted too shallow, landscaping planted too deep, landscaping planted in narrow swale areas, landscaping planted in shallow soil areas, poor fertility of road rock under locations where landscaping is planted and poor maintenance. Plaintiff has filed a six count complaint with five counts against Arvida/JMB Partners and Arvida/JMB Managers, Inc. for breach of implied warranty of merchantability, breach of implied warranty of fitness, breach of express warranty, fraudulent misrepresentation/concealment, and negligent design, construction and/or maintenance. Plaintiff seeks an unspecified amount of compensatory damages, interest, costs, and such other and further relief as is just and equitable. Arvida/JMB Partners and Arvida/JMB Managers, Inc. have filed an answer to the complaint denying substantive liability and raising various defenses. There has been limited discovery, but nevertheless plaintiff has filed a motion to serve matter for a trial date. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. The ultimate legal and financial liability of the Partnership, if any, in this matter cannot be estimated with certainty at this time.

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

CRITICAL ACCOUNTING ESTIMATES

      Upon the formation of the Liquidating Trust, the Liquidating Trust adopted the liquidation basis of accounting. The preparation of financial statements using the liquidation basis of accounting requires us to make assumptions, judgments and estimates that can have a significant impact on our reported net assets in liquidation. The Liquidating Trust previously estimated costs to be incurred during liquidation using the earliest reasonable date that pending litigation could be resolved prior to trial. That date has been previously modified from the initial date of June 30, 2007 to December 31, 2007 and again to December 31, 2008. Prior to September 30, 2007, the liquidation period was extended when it became evident that it was unlikely that the Liquidating Trust could wind up its affairs by such estimated date.

      The Liquidating Trust is unable to reasonably estimate the outcome of its pending litigation or threatened litigation and is also unable to reasonably predict the estimated timetable to reach any such outcome.
While the pending litigation may or may not be resolved prior to trial,it quite likely would extend to a period of time significantly beyond any dates previously used as the earliest reasonable date that pending litigation could be resolved prior to trial. As a result of the uncertainty surrounding the date the Liquidating Trust can wind up its affairs and based on recent experience of incurring legal and other costs, as of September 30, 2007, the Liquidating Trust has considered $25,302,453 of its remaining net assets as being available for and held to satisfy its obligations until the termination of the Liquidating Trust. On a regular basis an evaluation will be made of assumptions, judgments and estimates and changes will be made if deemed appropriate. Reference is made to "Commitments and Contingencies" for a discussion of pending or threatened litigation.

      We believe that the assumptions, judgments and estimates involved in the accounting for estimated costs to be incurred during liquidation have the greatest potential impact on our financial statements, and therefore, we consider these estimates to be our critical accounting policies.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2007, there were no net assets in liquidation. The Liquidating Trust expects to use its capital resources to execute the liquidation and dissolution, and with remaining funds, if any, to be used to make liquidating distributions to Unit Holders.

      Until the ultimate completion of the liquidation, winding up and termination of the Liquidating Trust, it is anticipated that the Liquidating Trust will retain all or substantially all of its funds in reserve to provide for the payment of, the defense against, or other satisfaction or resolution of obligations, liabilities (including contingent liabilities) and current and possible future claims, including those for possible construction repairs, homeowner warranty claims, completion of work for certain homeowner associations and master associations and pending and possible future litigation and environmental matters. It is not possible at this time to estimate the amount of time or money that it will take to effect the Liquidating Trust's liquidation, winding up and termination. That portion, if any, of the funds held in reserve that are not ultimately used to pay, defend or otherwise resolve or satisfy obligations, liabilities or claims are currently anticipated to be distributed to the Unit Holders in the Liquidating Trust at a later date and may not be distributed until the completion of the liquidation.

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

CHANGES IN NET ASSETS IN LIQUIDATION

      The following table presents financial data under the liquidation basis of accounting for the nine months ended September 30, 2007.

Net assets in liquidation on December 31, 2006. . . . . .   $22,371,944
    Proceeds and revenues . . . . . . . . . . . . . . . .       968,960
    Adjustment to estimated costs to be incurred
      during liquidation. . . . . . . . . . . . . . . . .   (21,642,453)
    Costs incurred during liquidation period. . . . . . .    (1,698,451)
                                                            -----------
Net assets in liquidation at September 30, 2007 . . . . .   $     --
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


                  ALP LIQUIDATING TRUST

                  BY:   Arvida Company
                        as Administrator




                        By:   GAILEN J. HULL
                              Gailen J. Hull, Vice President
                        Date: November 12, 2007


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of ALP Liquidating Trust by the following person in the capacities and on the date indicated.




                        By:   GAILEN J. HULL
                              Gailen J. Hull, Chief Financial Officer
                              and Principal Accounting Officer
                        Date: November 12, 2007