Form 10-K
period 2007-12-31
ALP LIQUIDATING TRUST
filed 2008-12-03
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the Fiscal Year
Ended December 31, 2007                Commission file no. 0-16976


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [   ]   No [ X ]

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

     Large accelerated filer[  ]     Accelerated filer        [   ]
     Non-accelerated filer  [  ]     Smaller reporting company[ X ]

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

                           TABLE OF CONTENTS

                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 1A.     Risk Factors . . . . . . . . . . . . . . . .   5

Item 1B.     Unresolved Staff Comments. . . . . . . . . .   5

Item 2.      Properties . . . . . . . . . . . . . . . . .   5

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   5

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . .   9


PART II

Item 5.      Market for the Registrant's Common Equity,
             Related Security Holder Matters and
             Issuer Purchases of Equity Securities. . . .   9

Item 6.      Selected Financial Data. . . . . . . . . . .   9

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .  11

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .  13

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  14

Item 9.      Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  29

Item 9A.     Controls and Procedures. . . . . . . . . . .  29


PART III

Item 10.     Director and Executive Officers of
             the Registrant . . . . . . . . . . . . . . .  30

Item 11.     Executive Compensation . . . . . . . . . . .  31

Item 12.     Security Ownership of Certain Beneficial
             Owners and Management and Related Security
             Holder Matters . . . . . . . . . . . . . . .  32

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  33

Item 14.     Principal Accountant Fees and Services . . .  34


PART IV

Item 15.     Exhibits, Financial Statement
             Schedules, and Reports on Form 8-K . . . . .  35


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  37

                                PART I


ITEM 1.  DESCRIPTION OF BUSINESS

     All references to "Notes" are to Notes to Financial Statements contained in this report.

     On September 30, 2005, Arvida/JMB Partners, L.P. (the "Partnership") completed its liquidation by contributing all of its remaining assets to ALP Liquidating Trust ("ALP"), subject to all of the Partnership's obligations and liabilities. Arvida Company ("Arvida"), an affiliate of the former general partner of the Partnership, acts as Administrator (the "Administrator") of ALP.

     In connection with its formation, ALP issued a total of 448,794 beneficial interest units to the partners of the Partnership ("Unit Holders"). In the liquidation, each partner in the Partnership received a beneficial interest in ALP for each interest the partner held in the Partnership. As a result, a partner's percentage interest in ALP remains the same as that person's percentage interest was in the Partnership immediately prior to its liquidation.

     Upon completion of the liquidation of the Partnership, pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), ALP elected to become the successor issuer to the Partnership for reporting purposes under the Exchange Act and elect to report under the Exchange Act effective September 30, 2005. ALP has assumed all reports filed by the Partnership prior to liquidation of the Partnership under the Exchange Act. Throughout this report, references to ALP shall be deemed to include activities of the Partnership prior to September 30, 2005.

     Until the ultimate completion of the liquidation, winding up and termination of ALP, it is currently anticipated that ALP will retain all or substantially all of its funds in reserve to provide for the payment of, the defense against, or other satisfaction or resolution of obligations, liabilities (including contingent liabilities) and current and possible future claims, including those for possible construction repairs, homeowner claims, completion of work for certain homeowner associations and master associations and pending and possible future litigation and environmental matters. It is not possible at this time to estimate the amount of time or money that it will take to effect ALP's liquidation, winding up and termination. That portion, if any, of the funds held in reserve that are not ultimately used to pay, defend or otherwise resolve or satisfy obligations, liabilities or claims are currently anticipated to be distributed to the Unit Holders in ALP at a later date and may not be distributed until the completion of the liquidation. At such time that ALP considers its liquidation, winding up and termination to be imminent and its net realizable assets to be reasonably determinable, it expects to adopt the liquidation basis of accounting.

     Various factors may affect the timing of completing the liquidation, winding up and termination of ALP and the amount of liquidating distributions of funds, if any, out of those retained in reserve. These factors include the time and expense to resolve all obligations, liabilities and claims, including contingent liabilities and claims that are not yet asserted but may be made in the future. Among other things, additional or unanticipated remedial construction or development costs, contingencies (including without limitation, contingencies relating to potential homeowner or homeowners' association claims), delays in resolving pending or threatened litigation or other asserted claims, delays in satisfying conditions or obligations under permits obtained by the Partnership, currently unasserted claims that arise in the future and other factors could result in a reduction in future distributions to Unit Holders in ALP and could extend the time, and significantly increase the cost, to complete the liquidation, winding up and termination of ALP. While ALP intends to defend against asserted claims where appropriate, it is currently not possible to identify or assess any defenses or counterclaims that may be available to ALP, or the magnitude of any claims that may be asserted.

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

     Pursuant to Section 5.5J of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), on
October 23, 1997, the Board of Directors of the General Partner met and approved a resolution selecting the option set forth in Section 5.5J(i)(c) of the Partnership Agreement for the Partnership to commence an orderly liquidation of its remaining assets that was to be completed by October 2002. In October 2002, the Partnership commenced a solicitation for consents to an amendment (the "Amendment") to the Partnership Agreement providing for an extension of the term of the Partnership's liquidation period to not later than October 31, 2005. In addition, under the terms of the Amendment, Arvida/JMB Managers, Inc., the General Partner of the Partnership, was authorized, in its sole discretion, to complete the liquidation of the Partnership by forming ALP and contributing any remaining Partnership assets to ALP subject to all outstanding obligations and liabilities of the Partnership. In November 2002, the Holders of a majority of the outstanding Interests gave their consent to the Amendment, which became effective October 29, 2002.

     As noted above, under the terms of the Amendment, the General Partner was authorized, in its sole discretion, to complete the liquidation of the Partnership by forming a Liquidating Trust. The trustee or trustees of ALP could be an officer or officers of the General Partner or an affiliate of the General Partner. The remaining Partnership assets would be contributed to ALP subject to all outstanding obligations and liabilities of the Partnership. The General Partner, Associate Limited Partners and Holders of Interests would receive beneficial interests in ALP in proportion to their respective interests in the Partnership. Subsequently, after liquidating any remaining non-cash assets and providing for the payment or satisfaction of all such obligations and liabilities, the trustee(s) of ALP would distribute any remaining proceeds to the General Partner, Associate Limited Partners and Holders of Interests in proportion to their respective interests in ALP.

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

     In 1996 the Partnership obtained, or caused to be obtained, certain permits from the United States Army Corps of Engineers (the "Corps"), the Florida Department of Environmental Protection ("FDEP") and the Broward County Department of Natural Resource Protection ("BCDNRP") in connection with the Partnership's development of approximately 1,166 acres in Increment III of the Weston Community, certain portions of which were environmentally sensitive and had been subject to protection as wetlands. The Partnership was named as a co-permittee along with the Indian Trace Development District (the predecessor to the City of Weston) on the permits issued by the Corps and BCDNRP, with the Indian Trace Development District named as sole permittee on the permit issued by FDEP. In order to obtain these permits, the Partnership developed a plan for mitigation of approximately 1,553 other acres of wetlands. The mitigation plan requires improvement of the function and value of the wetlands, including development of refuge habitat areas, and ongoing maintenance and monitoring of the same. In general, the permits require, among other things, the achievement in each of three consecutive years of specific amounts of wetlands functional value credits in the five parcels included in the mitigation area. Under an agreement entered into with the City of Weston (as the successor to the Indian Trace Development District, the original party to the agreement), in general, the Partnership contributed the land for the mitigation area and provided the technical expertise necessary to obtain the permits and implement their conditions to achieve the specified wetlands functional value credits for the mitigation area. Among other things, the City of Weston agreed to assume perpetual maintenance of the mitigation area when success has been achieved.

     During at least the 18 consecutive months ending in the Fall 2003, the most recent period for which information has been compiled, each of the five parcels in the mitigation area achieved wetlands functional value credits equal to or in excess of the required amount for such parcel. (During the 12 months (the "Spring 2002 Period") preceding this 18-month period, the five parcels collectively, and most, but not all, of the five parcels individually, achieved wetlands functional value credits equal to or in excess of the required amounts.) In meetings and correspondence with the Partnership, the Corps has indicated to the Partnership that the mitigation area (including each of its parcels) has met in substantial respect the requisite wetland functional value credits, that the mitigation is in substantial compliance with permit conditions and that such conditions appear to satisfy the requirements of the Corps permit. In an attempt to terminate its involvement with BCDNRP, the Partnership undertook, among other things, a "Melaleuca Sweep" designed to bring under control and eradicate melaleuca seedlings and other invasive exotic vegetation. Consistent with agreements reached between the City of Weston, the Broward County Environmental Protection Department and the Partnership, the Partnership completed the "Melaleuca Sweep." The completion of this task has resulted in Broward County issuing an Operation and Maintenance License to the Indian Trace Community Development District ("District"). The District is operated by the City of Weston and was a co-licensee with the Partnership under the now terminated EPD License No. DF 95-1148 ("Wetland Mitigation License"), which authorized the development of the wetland mitigation completed by the Partnership. The termination of the wetland mitigation license coupled with the issuance of the Operation and Maintenance License to the District effectively terminates the responsi-bility of the Partnership to Broward County for the operation and ongoing maintenance of the mitigation area. The Corps has previously advised the Partnership that it considers the mitigation developed by the Partnership to be in compliance with the 404 permit issued by the Corps and subsequent data accumulated during the Melaleuca Sweep confirms that cumulatively and individually, the mitigation response satisfies the Corps' criteria. Based on the foregoing, the Partnership believes that it has completed its responsibilities to the City of Weston and the regulatory agencies which issued permits authorizing the development of the mitigation area within Weston Increment III.

     Pursuant to a management agreement with the Partnership, through December 31, 1997, Arvida provided development and management supervisory and advisory services and the personnel therefor to the Partnership for all of its projects and operations, subject, in each case, to the overall control of the General Partner on behalf of the Partnership. Arvida entered into a sub-management agreement with St. Joe/Arvida Company, LP (now known as St. Joe Towns & Resorts, LP - "Towns & Resorts LP"), effective January 1, 1998, whereby Towns & Resorts LP provides (and is reimbursed for) a substantial portion of the development and management supervisory and advisory services (and personnel with respect thereto) to the Partnership that Arvida would have otherwise provided pursuant to its management agreement with the Partnership. Affiliates of JMB Realty Corporation owned a minority interest in Towns & Resorts LP until July 2003, when they sold their minority interest to an affiliate of the St. Joe Company. Such sale did not involve the sale of any assets of the Partnership, the sale of the General Partner's interest in the Partnership, nor a change in the submanagement agreement for the services provided to the Partnership by Towns & Resorts LP. The St. Joe Company beneficially owns 23.8% of the outstanding beneficial interest units of ALP.

     In late 2007 it was determined that certain remnant parcels from developments that were concluded a number of years ago had not completed the process of being deeded over as expected per the community plan. After sub-division, these remnant parcels have no value and would be deeded over with no proceeds to ALP. However, certain of these parcels had taxes assessed based on pre-subdivision values that, due to the passage of time and the expiration of local appeals periods, precluded their being deeded over in the normal course. These taxes are non-recourse to ALP. ALP commenced working with the relevant parties to complete the deeding process where feasible. The cost of completing the process is not expected to be material however ALP is unable to predict the time period that may be involved.

     At August 31, 2008, ALP has no employees.

     ALP currently owns no patents, trademarks, licenses or franchises other than those trademarks and tradenames that relate directly to certain of its Communities. Towns & Resorts LP owns the Arvida name and service marks with respect to the Arvida name. ALP has a license agreement with Towns & Resorts LP to use the Arvida name.

     The terms of transactions between the successor Liquidating Trust and the successor Administrator and its affiliates are set forth in Items 10 and 12 filed with this annual report to which reference is hereby made for a description of such terms and transactions.

ITEM 1A.  RISK FACTORS

     The liquidation of ALP faces numerous risks, including those set forth below.

     Reference is made to Item 1. Business and Item 3. Legal Proceedings for an item specific detailed discussion of some of the risk factors facing ALP.

     Risk factors include the time and expense to resolve all obligations, liabilities and claims, including contingent liabilities and claims that are not yet asserted but may be made in the future. Among other things, additional or unanticipated remedial construction or development costs, contingencies (including without limitation, contingencies relating to potential homeowner or homeowners' association claims), delays in resolving pending or threatened litigation or other asserted claims, delays in satisfying conditions or obligations under permits obtained by the Partnership, currently unasserted claims that arise in the future and other factors could result in a reduction in future distributions to Unit Holders in ALP and could extend the time, and significantly increase the cost, to complete the liquidation, winding up and termination of ALP. While ALP intends to defend against asserted claims where appropriate, it is currently not possible to identify or assess any defenses or counterclaims that may be available to ALP, or the magnitude of any claims that may be asserted.


ITEM 1B.  UNRESOLVED STAFF COMMENTS

     Not Applicable


ITEM 2.  PROPERTIES

     ALP has no housing units or other material real estate assets. It continues to own a number of minor parcels that it will endeavor to sell or otherwise dispose of prior to liquidation, which are not expected to yield any material proceeds to ALP.


ITEM 3.  LEGAL PROCEEDINGS

     The Partnership accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at December 31, 2007 unless otherwise noted, is possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

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

     The Partnership was named a defendant in a purported class action entitled Osnovsky, individually and on behalf of others similarly situated,
v. Arvida Company, Arvida/JMB Partners, and Arvida Realty Co., Inc., Case No. 05015925, filed on November 7, 2005, in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The Arvida defendants were served on March 1, 2006. Plaintiffs filed a three count class action complaint for alleged violations of state building code, failure to disclose known defects in a residential real estate transaction, and negligence, all in connection with injuries allegedly sustained to their homes in the Ridges, a homeowners association in Weston that has about 1,500 units. Plaintiffs complained of alleged roofing defects in their homes, among other things. Plaintiffs sought unspecified damages and the opportunity to amend to add punitive damages. The complaint was tendered to Arvida's carrier for defense and indemnity. In response to the tender, the Partnership received a purported reservation of right letter from the carrier. On February 8, 2008, the court entered an order dismissing the case with prejudice, each party to bear its own fees and costs. The Partnership paid no money. The Partnership is unable to determine the ultimate portion of the expenses and fees that will be covered by insurance.

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

     A case, The Ridges Maintenance Association, Inc. v. Arvida/JMB Partners, et al., Case No. 03-10189 (05) (the "Ridges Case"), was filed on or about June 6, 2003 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The defendants in this action include Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida Management Limited Partnership, CCL Consultants, Inc. ("CCL"), Bamboo Hammock Nursery, Inc. ("Bamboo Hammock"), and Lagasse Pool Construction, Co. ("Lagasse"). Plaintiff is alleged to be a homeowners' association representing the owners of approximately 1,500 homes and extensive common areas in the Ridges subdivision in Weston. In the seven-count amended complaint that was filed on September 16, 2005, plaintiff seeks unspecified compensatory damages, prejudgment interest, court costs and such other and further relief as the court might deem just and proper. In Count I, plaintiff seeks damages from the Arvida defendants for alleged negligent design, construction and/or maintenance of the landscaping and common elements that allegedly resulted in defects of the landscaping, sidewalks, irrigation systems, and community pool. With respect to the landscaping claims, the plaintiff claims that it evaluated the condition of the common areas after the turnover of the community in January 2000 and alleges that it discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, improper planting of inferior quality/grade of landscaping contrary to controlling government codes, shallow planting of landscaping, landscape planting in inappropriate areas, and the planting of landscaping that would uproot sidewalks. In Count II, plaintiff seeks damages from CCL, the alleged civil engineer for the community, in connection with the alleged negligent design, construction or maintenance of the common areas and elements. In Count III, plaintiff seeks damages from Bamboo Hammock, the alleged landscape engineer, architect, supplier, installer and/or designer, in connection with alleged defects in the landscaping resulting in damage to, among other things, the landscaping and sidewalks. In Count IV, plaintiff seeks damages from Lagasse for alleged defects in the community pool. In Count V, plaintiff seeks damages from Arvida/JMB Partners, a general partnership in which ALP owns a 99.9% interest, and Arvida/JMB Managers, Inc., the former General Partner of the Partnership, seeking to hold these entities vicariously responsible for the acts of CCL, Bamboo Hammock, and/or Lagasse. In Count VI, plaintiff seeks damages from the Arvida/JMB Partners and Arvida/JMB Managers, Inc. for various breaches of fiduciary duty. In this count, plaintiff alleges that prior to the turnover of the community, these defendants engaged in acts that amounted to a breach of fiduciary duty to plaintiff in that they, among other things, (i) allegedly improperly executed an amendment to the declarations of covenant for their sole benefit and to the financial detriment of the plaintiff; (ii) allegedly engaged in acts that constituted a conflict of interest; (iii) allegedly failed to maintain appropriate care, custody and control over the financial affairs of the homeowners' association by failing to pay for common expenses; (iv) allegedly improperly transferred funds by and between plaintiff and a non-party, The Town Foundation, Inc., which transfers allegedly amounted to a violation of these defendants' obligations to fund operating deficits and a breach of fiduciary duty; and (v) allegedly transferred funds by and between various entities under their common control in violation of Florida statute and their fiduciary duty to plaintiff. Plaintiffs voluntarily withdrew Count VII. The Arvida defendants filed their answer to the amended complaint denying substantive liability and raising various defenses. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. The ultimate legal and financial liability of the Partnership, if any, in this matter cannot be estimated with certainty at this time.

     A case entitled The Falls Maintenance Association, Inc. v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., CCL Consultants, Inc. and Stiles Corporation f/k/a Stiles Landscape Service Co., Case No. 0302577 (the "Falls Maintenance Case"), was filed on or about February 10, 2003, in the 17th Judicial Circuit in and for Broward County, Florida. Plaintiff was alleged to be the homeowners' association responsible for the maintenance, repair, and replacement of the common areas within the Falls subdivision in Weston, which contains approximately 600 homes. Plaintiff complained that on turnover of the Falls subdivision, it discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, the quality/grade of the landscaping, landscaping planted too shallow, landscaping planted too deep, landscaping planted in narrow swale areas, landscaping planted in shallow soil areas, poor fertility of road rock under locations where landscaping is planted and poor maintenance. Plaintiff filed a six count complaint with five counts against Arvida/JMB Partners and Arvida/JMB Managers, Inc. for breach of implied warranty of merchantability, breach of implied warranty of fitness, breach of express warranty, fraudulent misrepresentation/concealment, and negligent design, construction and/or maintenance. Plaintiff sought an unspecified amount of compensatory damages, interest, costs, and such other and further relief as is just and equitable. Arvida/JMB Partners and Arvida/JMB Managers, Inc. filed an answer to the complaint denying substantive liability and raising various defenses. Before the case was called for trial, the case settled for the payment of $75,000 to the plaintiff homeowners' association plus legal fees and specified costs. Such amounts are reflected in ALP's financial statements for the year ended December 31, 2007.

     Due to, among other things, the early stages of litigation, the Partnership is not able to determine what, if any, loss exposure that it may have for the landscape cases, and the accompanying financial statements do not reflect any accruals related to the landscape cases. Each of the landscape cases has been tendered to Zurich for defense and indemnity. The Partnership has also engaged other counsel in connection with the landscape cases. The Partnership has received from Zurich letters purporting to reserve its rights in the Ridges and Falls Maintenance Cases. For this and other reasons, on September 26, 2005, Arvida/JMB Partners, L.P., Arvida/JMB Managers, Inc., and Arvida Management L.P. (collectively "Arvida") filed a complaint, as amended, for declaratory relief and damages against Zurich American Insurance Co., individually and as successor to Zurich Insurance co. (collectively "Zurich"), Case No. 0514346 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this complaint, Arvida sought, among other things, a declaration of its rights under its policies, attorney fees and costs, and such other relief as the court deems appropriate. On March 11, 2008, Arvida and Zurich entered into an agreement to voluntarily dismiss the pending action pending further discussions about the potential settlement of disputes regarding insurance coverage for the landscaping cases. Pursuant to the parties' agreement, the case was voluntarily dismissed on April 9, 2008. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages allegedly relating to the landscaping cases, if any, which will be covered by its insurance.

     On October 26, 2006, the Partnership and The Walt Disney Company ("Disney") entered into a settlement agreement which resolved certain matters previously disclosed. In connection with the settlement agreement, the Partnership received $3,000,000 from Disney or its insurers.

     Other than as described above, the Partnership is not subject to any material legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of Unit Holders during 2007.


                                PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     As of January 1, 2008, there were 15,870 record holders of the 446,088 beneficial interest units outstanding in ALP. There is no public market for beneficial interest units. However, there are restrictions governing the transferability of these beneficial interest units set forth in ALP Agreement. In addition, no transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Administrator has been received by the Administrator. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Cash distributions to a Unit Holder of beneficial interest units will be distributed to the person recognized as the Unit Holder of the beneficial interest units as of the last day of the quarterly period preceding the quarter in which such distribution is made.

     Reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the retention of cash reserves to pay or resolve obligations and liabilities of, and claims asserted, and possible future cash distribution(s).


ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the financial statements and the notes to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2007 and 2006 are derived from our audited consolidated financial statements included herein.

                         ALP LIQUIDATING TRUST

                   FOR THE YEARS ENDED 2007 and 2006


                                                              2006
                                                2007     (As Restated)
                                           ------------   -----------

Total revenues. . . . . . . . . . . . . .  $  1,400,579    11,651,616
                                           ============   ===========

Net (loss) income . . . . . . . . . . . .  $ (1,073,130)    9,424,073
                                           ============   ===========

Net (loss) income per unit (a). . . . . .  $      (2.41)        21.11
                                           ============   ===========

Total assets (b). . . . . . . . . . . . .  $ 26,893,590    27,817,970
                                           ============   ===========

Total liabilities (b) . . . . . . . . . .  $  2,866,456     2,717,706
                                           ============   ===========

Cash distributions per unit (c) . . . . .  $      --            25.00
                                           ============   ===========

     The above selected consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

   (a) The net (loss) income per beneficial interest unit is based upon the average number of units outstanding during each period and the allocation of profits and losses between the General Partner and the Associate Limited Partners, collectively, and the Holders of Interests. Reference is made to "Partnership Records" under Note 1 and to Note 5 for a discussion of the allocation of profits and losses between the General Partner and the Associate Limited Partners, collectively, and the Unit Holders for Federal income tax purposes and generally accepted accounting principles.

   (b) ALP does not present a classified balance sheet as a matter of industry practice, and as such, does not distinguish between current and non-current assets and liabilities.

   (c) Cash distributions from ALP are generally not equivalent to income as determined for Federal income tax purposes or as determined under generally accepted accounting principles. Cash distributions to the Unit Holders reflect distributions paid during the calendar year, a portion of which represents a return of capital for Federal income tax purposes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     This report, including this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements. Words like "believes," "expects," "anticipates," "likely" and similar expressions used in this report are intended to identify forward-looking statements. These forward-looking statements give ALP's current estimates or expectations of future events, circumstances or results, including statements concerning possible future distributions and the amount of time and money that may be involved in completing the liquidation, winding up and termination of ALP. Any forward-looking statements made in this report are based upon ALP's understanding of facts and circumstances as they exist on the date of this report, and therefore such statements speak only as of that date. In addition, the forward-looking statements contained in this report are subject to risks, uncertainties and other factors that may cause the actual events or circumstances, or the results or performances of ALP, to be materially different from those estimated or expected, expressly or implicitly, in the forward-looking statements. In particular, but without limitation, the accuracy of statements concerning possible future distributions to the Unit Holders, or the timing, proceeds or costs associated with completion of a liquidation, winding up and termination may be adversely affected by, among other things, various factors discussed below.

     Effective September 30, 2005, the Partnership completed its liquidation by contributing all of its remaining assets to ALP, subject to all of the Partnership's obligations and liabilities. Arvida Company, an affiliate of the general partner of the Partnership, acts as the Administrator of ALP.

     ALP is a statutory trust formed under the laws of the State of Delaware. The purpose of ALP is to complete the liquidation and winding up of the business affairs of the Partnership. The liquidation, winding up and termination of ALP will be managed by Arvida Company, as administrator of ALP. In its capacity as such, the Administrator has the authority to exercise all of the powers granted to it under the Trust Agreement, including selling or otherwise disposing of the remaining property of ALP, resolving litigation against ALP or its predecessor, preparing tax returns for ALP, making distributions to Unit Holders and retaining advisors to assist it in carrying out its powers. Wilmington Trust Company is the Delaware resident trustee of ALP. Both the Administrator and the Delaware resident trustee are entitled to fees for their services and/or reimbursement for the expenses they incur in connection with their activities under the Trust Agreement. In addition, each of them will generally be indemnified for liabilities that arise as a result of the activities they provide under ALP Agreement unless such liabilities result from such person's own bad faith, fraud, willful misconduct or gross negligence. ALP will generally continue in existence until all claims, debts, liabilities and obligations of ALP and the Partnership have been paid or otherwise discharged.

     In connection with its formation, ALP issued a total of 448,794 beneficial interest units to the partners of the Partnership. In the liquidation, each partner in the Partnership ("Unit Holders") received a beneficial interest in ALP for each interest the partner held in the Partnership. As a result, a partner's percentage interest in ALP remains the same as that person's percentage interest was in the Partnership immediately prior to its liquidation.

     Upon completion of the liquidation of the Partnership, pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), ALP elected to become the successor issuer to the Partnership for reporting purposes under the Exchange Act and elected to report under the Exchange Act effective September 30, 2005. ALP has assumed all reports filed by the Partnership prior to liquidation of the Partnership under the Exchange Act.

     Various factors may affect the timing of completing the liquidation, winding up and termination of ALP and the amount of liquidating distributions of funds, if any, out of those retained in reserve. These factors include the time and expense to resolve all obligations, liabilities and claims, including contingent liabilities and claims that are not yet asserted but may be made in the future. Among other things, additional or unanticipated remedial construction or development costs, contingencies (including, without limitation, contingencies relating to potential homeowner or homeowners' association claims), delays in resolving pending or threatened litigation or other asserted claims, delays in satisfying conditions or obligations under permits obtained by the Partnership, currently unasserted claims that arise in the future and other factors could result in a reduction in future distributions to Unit Holders in ALP and could extend the time, and significantly increase the cost, to complete the liquidation, winding up and termination of ALP.
While ALP intends to defend against asserted claims where appropriate, it is currently not possible to identify or assess any defenses or counterclaims that may be available to ALP, or the magnitude of any claims that may be asserted.

     Notwithstanding that it was not possible to estimate the amount of time or money that it would take to effect ALP's liquidation, ALP reported under the liquidation basis of accounting for certain periods prior to December 31, 2007. The more meaningful presentation of ALP's financial statements is under the going concern method and accordingly the basis of presentation is now under that method. For ALP there are no differences in the amounts reported as assets. Liabilities reported under the liquidation basis of accounting differ by amounts previously reported as "estimated costs to be incurred" through defined future dates after the reclassifi-cation of the separate line item for "unfunded development costs" of $931,680.

CRITICAL ACCOUNTING POLICIES

     Prior to the formation of ALP, the Partnership relied on certain estimates to determine the construction and land costs and resulting gross margins. The Partnership's land and construction costs were comprised of direct and allocated costs, including estimated costs for future homeowner claims. Reserves are established by charging cost of sales and recognizing a liability for the estimated costs for each home that is closed. ALP monitors this reserve on a quarterly basis by evaluating the historical claim experience and the reserve is adjusted as appropriate for current quantitative and qualitative factors. Additionally, ALP accrues liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in such matters. Actual future claims and contingencies could differ from the currently estimated amounts.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2007 and 2006, ALP had unrestricted cash and cash equivalents of approximately $26,076,000 and $27,010,000, respectively. At August 31, 2008, ALP had unrestricted cash and cash equivalents of approximately $23,933,000. The decrease in cash and cash equivalents from December 31, 2007 to August 31, 2008 is primarily due to payments made for real estate taxes, legal fees and payment of previously unfunded development costs. The source of both short-term and long-term future liquidity is expected to be derived from cash on hand and income earned thereon.

     At December 31, 2007, ALP was contingently liable under certain performance bonds for approximately $2,239,000.

     ALP expects to use its capital resources to execute its liquidation and dissolution, and with remaining funds, if any, to be used to make liquidating distributions to Unit Holders.

RESULTS OF OPERATIONS

     The increase in accounts payable and accrued expenses and related increase in professional services in 2007 as compared to 2006 is primarily due to the accrual of certain fees in connection with the settlement of the Falls litigation.

     Income decreased in 2007 from 2006 primarily due to the generally non-recurring settlement proceeds and compensation for release of rights received in 2006.

     The decrease in general and administrative expenses in 2007 as compared to 2006 is primarily due to the consolidation of administrative offices in 2007.

     The increase in other costs in 2007 as compared to 2006 is primarily due to additional real estate taxes incurred on certain remaining remnant parcels.

INFLATION

     The relatively low rates of inflation in recent years generally have not had a material effect on the Community development business and inflation in future periods is not likely to adversely affect ALP since its assets consist primarily of cash and cash equivalents.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     ALP's only market rate exposure was interest rate risk related to marketable securities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         ALP LIQUIDATING TRUST

                                 INDEX


Report of Independent Registered Public Accounting Firm,
  December 31, 2007 and 2006

Consolidated Balance Sheet as of December 31, 2007 and 2006 (as restated)

Consolidated Statement of Operations for the years ended
  December 31, 2007 and 2006 (as restated)

Consolidated Statement of Changes in Unit Holders' Equity for the years ended December 31, 2007 and 2006 (as restated)

Consolidated Statement of Cash Flows for the years ended
  December 31, 2007 and 2006 (as restated)

Notes to Financial Statements


SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or immaterial, or the information is presented in the consolidated financial statements or related notes.

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




The Trustees of
ALP Liquidating Trust


We have audited the consolidated balance sheets of ALP Liquidating Trust (the "Trust") as of December 31, 2007 and 2006, and the related consolidated statements of operations, unit holders' equity and cash flows for the years then ended. These financial statements are the responsi-bility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Trust has adopted a change in its method of accounting to the going concern basis of accounting retrospective to January 1, 2006.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ALP Liquidating Trust at December 31, 2007 and 2006, and the results of operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management's assertion about the effectiveness of ALP Liquidating Trust's internal control over financial reporting as of December 31, 2007 included in the accompanying
Management's Report on Internal Control Over Financial Reporting and, accordingly, we do not express as opinion thereon.






December 3, 2008
Chicago, Illinois

PART II.  FINANCIAL INFORMATION

     ITEM 8.  FINANCIAL STATEMENTS


                         ALP LIQUIDATING TRUST

                      CONSOLIDATED BALANCE SHEET

               DECEMBER 31, 2007 and 2006 (As Restated)



                                ASSETS
                                ------

                                                        DECEMBER 31,
                                         DECEMBER 31,       2006
                                             2007      (As Restated)
                                         ------------  -------------

Cash and cash equivalents . . . . . . .   $26,075,864     27,010,222
Restricted cash . . . . . . . . . . . .       682,422        671,812
Prepaid expenses and other assets . . .       135,304        135,936
                                          -----------   ------------

          Total assets. . . . . . . . .   $26,893,590     27,817,970
                                          ===========   ============


                 LIABILITIES AND UNIT HOLDERS' EQUITY
                 ------------------------------------

Accounts payable and accrued expenses .   $ 1,934,776      1,786,026
Unfunded development costs. . . . . . .       931,680        931,680
                                          -----------   ------------
          Total liabilities . . . . . .     2,866,456      2,717,706
                                          -----------   ------------

Commitments and Contingencies

Unit Holders' equity (446,088 and
  446,375 beneficial interest units
  at December 31, 2007 and 2006,
  respectively) . . . . . . . . . . . .    24,027,134     25,100,264
                                          -----------   ------------

          Total liabilities and
            Unit Holders' equity. . . .   $26,893,590     27,817,970
                                          ===========   ============

















            The accompanying notes are an integral part of
               these consolidated financial statements.

                         ALP LIQUIDATING TRUST

                 CONSOLIDATED STATEMENTS OF OPERATIONS

         YEARS ENDED DECEMBER 31, 2007 AND 2006 (As Restated)



                                                            2006
                                               2007     (As Restated)
                                           -----------   -----------
Income:
  Settlement proceeds . . . . . . . . . .  $     --        3,000,000
  Compensation for release of rights. . .        --        6,800,000
  Interest and other income . . . . . . .    1,400,579     1,851,616
                                           -----------   -----------

                                             1,400,579    11,651,616
                                           -----------   -----------

Expenses:
  Professional services . . . . . . . . .    1,539,664     1,278,550
  General and administrative. . . . . . .      753,998       844,121
  Other . . . . . . . . . . . . . . . . .      180,047       104,872
                                           -----------   -----------

                                             2,473,709     2,227,543
                                           -----------   -----------

          Net income (loss) . . . . . . .  $(1,073,130)    9,424,073
                                           ===========   ===========

          Net income (loss) per
            beneficial interest unit. . .  $     (2.41)        21.11
                                           ===========   ===========

          Cash distributions per
            beneficial interest unit. . .  $     --            25.00
                                           ===========   ===========




























            The accompanying notes are an integral part of
               these consolidated financial statements.

                         ALP LIQUIDATING TRUST

       CONSOLIDATED STATEMENT OF CHANGES IN UNIT HOLDERS' EQUITY

     FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 (As Restated)



                                              Amount         Units
                                           -----------    ----------

Net Assets, January 1, 2006, on
  liquidation basis of accounting . . .    $22,330,527       448,794

Adjustment to restate from liquidation
  basis of accounting to going concern
  basis of accounting . . . . . . . . .      4,560,916         --
                                           -----------    ----------

Balance, January 1, 2006. . . . . . . .     26,891,443       448,794

Net income. . . . . . . . . . . . . . .      9,424,073         --

Distributions to Holders. . . . . . . .    (11,215,252)        --

Units abandoned . . . . . . . . . . . .          --           (2,419)
                                           -----------    ----------

Balance, December 31, 2006. . . . . . .     25,100,264       446,375

Net loss. . . . . . . . . . . . . . . .     (1,073,130)        --

Units abandoned . . . . . . . . . . . .          --             (287)
                                           -----------    ----------

Balance, December 31, 2007. . . . . . .    $24,027,134       446,088
                                           ===========    ==========






























            The accompanying notes are an integral part of
               these consolidated financial statements.

                         ALP LIQUIDATING TRUST

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

     FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 (As Restated)



                                                            2006
                                               2007     (As Restated)
                                           -----------   -----------
Operating activities:
  Net income (loss) . . . . . . . . . . .  $(1,073,130)    9,424,073
  Changes in:
    Restricted cash . . . . . . . . . . .      (10,610)       (7,653)
    Prepaid expenses and other assets . .          632        (2,660)
    Accounts payable and accrued expenses      148,750      (953,421)
                                           -----------   -----------
        Net cash provided from (used in)
          operating activities. . . . . .     (934,358)    8,460,339
                                           -----------   -----------

Investing activities. . . . . . . . . . .        --            --
                                           -----------   -----------
        Net cash provided by
          investing activities. . . . . .        --            --
                                           -----------   -----------

Financing activities:
  Distributions to Holders. . . . . . . .        --      (11,215,252)
                                           -----------   -----------
        Net cash used in
          financing activities. . . . . .        --      (11,215,252)
                                           -----------   -----------

        Decrease in cash and
          cash equivalents. . . . . . . .     (934,358)   (2,754,913)

        Cash and cash equivalents,
          beginning of period . . . . . .   27,010,222    29,765,135
                                           -----------   -----------

        Cash and cash equivalents,
          end of period . . . . . . . . .  $26,075,864    27,010,222
                                           ===========   ===========






















              The accompanying notes are an integral part of these consolidated financial statements.

                         ALP LIQUIDATING TRUST

                     NOTES TO FINANCIAL STATEMENTS


(1)  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Operations

     On September 30, 2005, Arvida/JMB Partners, L.P. (the "Partnership") completed its liquidation by contributing all of its remaining assets to ALP Liquidating Trust ("ALP"), subject to all of the Partnership's obligations and liabilities. Arvida Company, an affiliate of the former general partner of the Partnership, acts as Administrator (the
"Administrator") of ALP.

     In connection with its formation, ALP issued a total of 448,794 beneficial interest units to the partners of the Partnership ("Unit Holders"). In the liquidation, each partner in the Partnership received a beneficial interest in ALP for each interest the partner held in the Partnership. As a result, a partner's percentage interest in ALP remains the same as that person's percentage interest was in the Partnership immediately prior to its liquidation. As of January 1, 2008, there were 15,870 record holders of the 446,088 beneficial interest units outstanding in ALP.

     Upon completion of the liquidation of the Partnership, pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), ALP elected to become the successor issuer to the Partnership for reporting purposes under the Exchange Act and elected to report under the Exchange Act effective September 30, 2005. ALP has assumed all reports filed by the Partnership prior to liquidation of the Partnership under the Exchange Act. Throughout this report, references to ALP shall be deemed to include activities of the Partnership prior to September 30, 2005.

Basis of Presentation

     Until the ultimate completion of the liquidation, winding up and termination of ALP, it is currently anticipated that ALP will retain all or substantially all of its funds in reserve to provide for the payment of, the defense against, or other satisfaction or resolution of obligations, liabilities (including contingent liabilities) and current and possible future claims, including those for possible construction repairs, homeowner claims, completion of work for certain homeowner associations and master associations and pending and possible future litigation and environmental matters. It is not possible at this time to estimate the amount of time or money that it will take to effect ALP's liquidation, winding up and termination. That portion, if any, of the funds held in reserve that are not ultimately used to pay, defend or otherwise resolve or satisfy obligations, liabilities or claims are currently anticipated to be distributed to the Unit Holders in ALP at a later date and may not be distributed until the completion of the liquidation. At such time that ALP considers its liquidation, winding up and termination to be imminent and its net realizable assets to be reasonably determinable, it expects to adopt the liquidation basis of accounting.

     Various factors may affect the timing of completing the liquidation, winding up and termination of ALP and the amount of liquidating distributions of funds, if any, out of those retained in reserve. These factors include the time and expense to resolve all obligations, liabilities and claims, including contingent liabilities and claims that are not yet asserted but may be made in the future. Among other things, additional or unanticipated remedial construction or development costs, contingencies (including without limitation, contingencies relating to potential homeowner or homeowners' association claims), delays in resolving pending or threatened litigation or other asserted claims, delays in satisfying conditions or obligations under permits obtained by the Partnership, currently unasserted claims that arise in the future and other factors could result in a reduction in future distributions to Unit Holders in ALP and could extend the time, and significantly increase the cost, to complete the liquidation, winding up and termination of ALP. While ALP intends to defend against asserted claims where appropriate, it is currently not possible to identify or assess any defenses or counterclaims that may be available to ALP, or the magnitude of any claims that may be asserted.

     ALP reported on the liquidation basis of accounting from its formation in 2005 through the third quarter of 2007. During that period there were several changes to the amounts presented as estimated costs to be incurred during liquidation. As a result, ALP has concluded that it is not possible to estimate such items, which is required under that method of accounting, and the more meaningful presentation of its financial statements is under the going concern method, and accordingly, the basis of presentation is now under that method. For ALP there are no differences in the amounts reported as assets. Liabilities reported under the liquidation basis of accounting differ by amounts previously reported as "estimated costs to be incurred" through defined future dates after the reclassifi-cation of the separate line item for "unfunded development costs" of $931,680.

     Accordingly, ALP has adopted a change in its method of accounting and presentation from the liquidation basis to the going concern basis of accounting, and has applied that change retrospectively to January 1, 2006 in the accompanying financial statements. The principal differences resulting from the adoption of this change in accounting are (a) the removal of the liability for estimated costs to be incurred during liquidation and (b) the reporting of certain expenses on an as-incurred basis, rather than as an adjustment to the liability for estimated costs to be incurred during liquidation. Further, certain financial statement line items are renamed, and a statement of cash flows is now presented as a financial statement exhibit. The method of evaluating and accruing for contingencies, discussed in Note 4, did not change.

     Adoption of the change has resulted in the restatement of the following financial statement presentation from that previously reported, as at and for the year ended December 31, 2006.

     CONSOLIDATED BALANCE SHEET

                    As Previously
                    Reported under                    As Restated to
                     Liquidation                      Going Concern
                      Basis of                          Basis of
                     Accounting        Adjustments     Accounting
                    --------------    -------------   --------------
Total assets          $27,817,970     $      --         $27,817,970
                      ===========     ============      ===========
Estimated costs to
  be incurred through
  liquidation         $ 3,660,000     $ (3,660,000)     $     --
Accounts payable and
  accrued expenses      1,786,026            --           1,786,026
Unfunded development
  costs                     --             931,680          931,680
                      -----------     ------------      -----------
Total liabilities       5,446,026       (2,728,320)       2,717,706

Net assets in
  liquidation          22,371,944      (22,371,944)           --
Unit holders' equity        --          25,100,264       25,100,264
                      -----------     ------------      -----------

                      $27,817,970     $  2,728,320      $27,817,970
                      ===========     ============      ===========

     Unfunded development costs amounting to $931,680 was previously included in the estimated cost to liquidate.

     For the year ended December 31, 2006, the effects of the restatement adjustments on the Statement of Changes in Net Assets in Liquidation and Consolidated Statement of Operation are as follows:

                    As Previously
                    Reported under                    As Restated to
                     Liquidation                      Going Concern
                      Basis of                          Basis of
                     Accounting        Adjustments     Accounting
                    --------------    -------------   --------------

Proceeds and revenues $11,651,616     $(11,651,616)    $      --
Adjustment to esti-
  mated costs to be
  incurred during
  liquidation            (934,060)         934,060            --
Costs incurred
  during liquidation
  period               (1,329,007)       1,329,007            --
                      -----------     ------------      -----------
                        9,388,549       (9,388,549)           --

     INCOME

Settlement proceeds         --           3,000,000        3,000,000
Compensation for
  release of rights         --           6,800,000        6,800,000
Interest and other
  income                    --           1,851,616        1,851,616
                      -----------     ------------      -----------
                            --          11,651,616       11,651,616

     EXPENSES

Professional services       --           1,278,550        1,278,550
General and adminis-
  trative                   --             844,121          844,121
Other                       --             104,872          104,872
                      -----------     ------------      -----------
                            --           2,227,543        2,227,543

Change in Net Assets,
  as previously
  reported              9,388,549       (9,388,549)           --
                      -----------     ------------      -----------
Net Income,
  as restated         $     --        $  9,424,073      $ 9,424,073
                      ===========     ============      ===========


                                                January 1,
                                                  2006
                                               -----------

Beginning net assets as reported               $22,330,527

  Estimated costs to be incurred through
    liquidation                                  3,629,236
  Reclass of liability previously classified
    as cost of liquidation                         931,680
                                               -----------
                                                 4,560,916
                                               -----------
Beginning Unit Holders' Equity as restated     $26,891,443
                                               ===========

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements and accompanying notes. Significant estimates include warranty reserves and the ultimate outcome of contingencies. Actual results could differ from those estimates.

     Reserves

     In the normal course of business, ALP will incur costs associated with the sales of homes which have previously closed. Reserves are established by charging cost of revenues and recognizing a liability for the estimated costs for each home that is closed. ALP monitors this reserve on a quarterly basis, at a minimum, by evaluating the historical experience and the reserve is adjusted as appropriate for current quantitative and qualitative factors. Actual future costs could differ from the currently estimated amounts.

     For the years ended December 31, 2007 and 2006 changes in the reserve consisted of the following:

                                                2007        2006
                                              --------    --------
Accrued costs, beginning of period. . . . .   $630,000    $720,000
Payments made . . . . . . . . . . . . . . .      --        (90,000)
Adjustments to reserve. . . . . . . . . . .   (100,000)      --
                                              --------    --------
Accrued costs, end of period. . . . . . . .   $530,000    $630,000
                                              ========    ========

     Such reserves are included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

     Liabilities

     Accounts payable and accrued expenses include legal fees, real estate taxes, reserves, and other miscellaneous accruals. Unfunded development costs include estimated remaining obligations incurred related to the development of the Partnership's master planned residential communities. This amount was paid on May 22, 2008.

     Indemnification of Certain Persons

     Under certain circumstances, ALP indemnifies the Administrator and certain other persons performing services on behalf of ALP for liability they may incur arising out of the indemnified persons' activities conducted on behalf of ALP. There is no limitation on the maximum potential payments under these indemnification obligations, and, due to the number and variety of events and circumstances under which these indemnification obligations could arise, ALP is not able to estimate such maximum potential payments. However, historically ALP has not made payments in material amounts under such indemnification obligations, and no amount has been accrued in the accompanying financial statements for these indemnification obligations of ALP.

     Principles of Consolidation

     The consolidated financial statements included the accounts of ALP and its consolidated ventures. All material intercompany balances and transactions have been eliminated in consolidation. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to those investments where ALP's ownership interest is 50% or less.

     Income Taxes

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the owners rather than ALP. However, in certain instances in the past, the Partnership was required under applicable state law to remit directly to the state tax authorities amounts representing withholding on applicable taxable income allocated to the General Partner, Associate Limited Partners and Holders of Interests. Such payments on behalf of the General Partner, Associate Limited Partners and Holders of Interests are deemed distributions to them.


(2)  CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     Cash and cash equivalents may consist of U.S. Government obligations with original maturities of three months or less, money market demand accounts and repurchase agreements, the cost of which approximates market value. Included in Restricted cash are amounts restricted under various escrow agreements as well as cash which collateralizes certain performance bonds as discussed in note 4. Credit risk associated with cash, cash equivalents and restricted cash is considered low due to the high quality of the financial institutions in which these assets are held.


(3)  TRANSACTIONS WITH AFFILIATES

     The Administrator or its affiliates are entitled to reimbursements for their direct expenses or out of pocket expenses related to the administration and management of ALP. For the years ended December 31, 2007 and 2006, the Administrator or its affiliates were entitled to reimbursements for legal, accounting, treasury and corporate services. Such costs for the periods totaled $511,632 and $288,969, respectively. Additionally, an affiliate of the Administrator earned and received brokerage commissions for providing insurance coverage for ALP. Such commissions paid for the years ended December 31, 2007 and 2006 were $344 and $766, respectively.

     Pursuant to a sub-management agreement between Arvida Company ("Arvida") and St. Joe/Arvida Company, L.P. (now known as St. Joe Towns & Resorts, LP - "Towns & Resorts LP"), effective January 1, 1998, Towns & Resorts LP provides (and is reimbursed for) a substantial portion of the development and management supervisory and advisory services (and personnel with respect thereto) to ALP that Arvida would otherwise have provided pursuant to its management agreement with ALP. Towns & Resorts LP is reimbursed for such services and personnel on the same basis as Arvida under the management agreement, and such reimbursements are made directly by ALP. ALP also receives reimbursement from Towns & Resorts LP for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of ALP on behalf of Towns & Resorts LP. Charges and related reimbursements between ALP and Towns & Resorts LP are determined on a consistent basis using various methodologies depending upon the nature of the services provided. Such charges, whether incurred directly by ALP or Towns & Resorts LP, may include salaries and salary related costs, as well as burdens for administrative and office overheads. Methodologies used to apportion costs between entities include, but are not limited to, charges based upon percentages of (i) time spent on each entity relative to total hours worked; (ii) cash expenditures by entity relative to total expenditures; and (iii) real estate sales and closings by entity relative to total sales and closings. Affiliates of JMB Realty Corporation owned a minority interest in Towns & Resorts LP until July 2003, when they sold their minority interest to an affiliate of The St. Joe Company. Affiliates of The St. Joe Company currently own all of the interests in Towns & Resorts LP.

     For services provided to ALP by Towns & Resorts LP personnel pursuant to the sub-management agreement discussed above for the years ended December 31, 2007 and December 31, 2006, such costs were approximately $7,000 and $175,000, respectively. Such reimbursements included amounts owing in connection with ALP's achievement of certain profit and cash flow levels prior to 2003. For the years ended December 31, 2007 and 2006, ALP received no amounts from Towns & Resorts LP or its affiliates. The St. Joe Company beneficially owns 23.8% of the outstanding beneficial interest units of ALP.

     In December 2006, the Administrator and its affiliates collectively, received cash distributions of $1,121,977.

     In December 2006, Arvida/JMB Partners which is a consolidated subsidiary of ALP, made a $6,800 minority interest distribution to Arvida Company (the successor of Arvida/JMB Managers) which is also the Administrator of ALP, related to Arvida Company's .1% general partner interest in Arvida/JMB Partners.

     Amounts receivable from or payable to the Administrator or their respective affiliates do not bear interest and are expected to be paid in future periods.


(4)  COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, ALP was contingently liable under performance bonds for approximately $2,239,000 and $2,369,000 at December 31, 2007 and December 31, 2006. ALP
is expected to be released from its obligations of approximately $2,169,000 of the outstanding bonds in 2008 as a result of the payment of unfunded development costs.

     In late 2007 it was determined that certain remnant parcels from developments that were concluded a number of years ago had not completed the process of being deeded over as expected per the community plan. After sub-division, these remnant parcels have no value and would be deeded over with no proceeds to ALP. However, certain of these parcels had taxes assessed based on pre-subdivision values that, due to the passage of time and the expiration of local appeals periods, precluded their being deeded over in the normal course. These taxes are non-recourse to ALP. ALP commenced working with the relevant parties to complete the deeding process where feasible. The cost of completing the process is not expected to be material however ALP is unable to predict the time period that may be involved.

     On August 29, 2002, the Partnership entered into an agreement with Towns & Resorts LP for the prospective assignment to and assumption by Towns & Resorts LP of the Partnership's rights and obligations under the lease for its offices (approximately 19,100 rentable square feet of space) in Boca Raton, Florida. The assignment and assumption was made effective January 1, 2004. The lease expired in December 2007.

     Rental expenses for storage of approximately $60,000 and $59,000 was incurred for the years ended December 31, 2007 and 2006, respectively.

     The Partnership accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at December 31, 2007 unless otherwise noted, is possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

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

     The Partnership was named a defendant in a purported class action entitled Osnovsky, individually and on behalf of others similarly situated,
v. Arvida Company, Arvida/JMB Partners, and Arvida Realty Co., Inc., Case No. 05015925, filed on November 7, 2005, in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The Arvida defendants were served on March 1, 2006. Plaintiffs filed a three count class action complaint for alleged violations of state building code, failure to disclose known defects in a residential real estate transaction, and negligence, all in connection with injuries allegedly sustained to their homes in the Ridges, a homeowners association in Weston that has about 1,500 units. Plaintiffs complained of alleged roofing defects in their homes, among other things. Plaintiffs sought unspecified damages and the opportunity to amend to add punitive damages. The complaint was tendered to Arvida's carrier for defense and indemnity. In response to the tender, the Partnership received a purported reservation of right letter from the carrier. On February 8, 2008, the court entered an order dismissing the case with prejudice, each party to bear its own fees and costs. The Partnership paid no money. The Partnership is unable to determine the ultimate portion of the expenses and fees that will be covered by insurance.

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

     A case, The Ridges Maintenance Association, Inc. v. Arvida/JMB Partners, et al., Case No. 03-10189 (05) (the "Ridges Case"), was filed on or about June 6, 2003 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The defendants in this action include Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida Management Limited Partnership, CCL Consultants, Inc. ("CCL"), Bamboo Hammock Nursery, Inc. ("Bamboo Hammock"), and Lagasse Pool Construction, Co. ("Lagasse"). Plaintiff is alleged to be a homeowners' association representing the owners of approximately 1,500 homes and extensive common areas in the Ridges subdivision in Weston. In the seven-count amended complaint that was filed on September 16, 2005, plaintiff seeks unspecified compensatory damages, prejudgment interest, court costs and such other and further relief as the court might deem just and proper. In Count I, plaintiff seeks damages from the Arvida defendants for alleged negligent design, construction and/or maintenance of the landscaping and common elements that allegedly resulted in defects of the landscaping, sidewalks, irrigation systems, and community pool. With respect to the landscaping claims, the plaintiff claims that it evaluated the condition of the common areas after the turnover of the community in January 2000 and alleges that it discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, improper planting of inferior quality/grade of landscaping contrary to controlling government codes, shallow planting of landscaping, landscape planting in inappropriate areas, and the planting of landscaping that would uproot sidewalks. In Count II, plaintiff seeks damages from CCL, the alleged civil engineer for the community, in connection with the alleged negligent design, construction or maintenance of the common areas and elements. In Count III, plaintiff seeks damages from Bamboo Hammock, the alleged landscape engineer, architect, supplier, installer and/or designer, in connection with alleged defects in the landscaping resulting in damage to, among other things, the landscaping and sidewalks. In Count IV, plaintiff seeks damages from Lagasse for alleged defects in the community pool. In Count V, plaintiff seeks damages from Arvida/JMB Partners, a general partnership in which ALP owns a 99.9% interest, and Arvida/JMB Managers, Inc., the former General Partner of the Partnership, seeking to hold these entities vicariously responsible for the acts of CCL, Bamboo Hammock, and/or Lagasse. In Count VI, plaintiff seeks damages from the Arvida/JMB Partners and Arvida/JMB Managers, Inc. for various breaches of fiduciary duty. In this count, plaintiff alleges that prior to the turnover of the community, these defendants engaged in acts that amounted to a breach of fiduciary duty to plaintiff in that they, among other things, (i) allegedly improperly executed an amendment to the declarations of covenant for their sole benefit and to the financial detriment of the plaintiff; (ii) allegedly engaged in acts that constituted a conflict of interest; (iii) allegedly failed to maintain appropriate care, custody and control over the financial affairs of the homeowners' association by failing to pay for common expenses; (iv) allegedly improperly transferred funds by and between plaintiff and a non-party, The Town Foundation, Inc., which transfers allegedly amounted to a violation of these defendants' obligations to fund operating deficits and a breach of fiduciary duty; and (v) allegedly transferred funds by and between various entities under their common control in violation of Florida statute and their fiduciary duty to plaintiff. Plaintiffs voluntarily withdrew Count VII. The Arvida defendants filed their answer to the amended complaint denying substantive liability and raising various defenses. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. The ultimate legal and financial liability of the Partnership, if any, in this matter cannot be estimated with certainty at this time.

     A case entitled The Falls Maintenance Association, Inc. v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., CCL Consultants, Inc. and Stiles Corporation f/k/a Stiles Landscape Service Co., Case No. 0302577 (the "Falls Maintenance Case"), was filed on or about February 10, 2003, in the 17th Judicial Circuit in and for Broward County, Florida. Plaintiff was alleged to be the homeowners' association responsible for the maintenance, repair, and replacement of the common areas within the Falls subdivision in Weston, which contains approximately 600 homes. Plaintiff complained that on turnover of the Falls subdivision, it discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, the quality/grade of the landscaping, landscaping planted too shallow, landscaping planted too deep, landscaping planted in narrow swale areas, landscaping planted in shallow soil areas, poor fertility of road rock under locations where landscaping is planted and poor maintenance. Plaintiff filed a six count complaint with five counts against Arvida/JMB Partners and Arvida/JMB Managers, Inc. for breach of implied warranty of merchantability, breach of implied warranty of fitness, breach of express warranty, fraudulent misrepresentation/concealment, and negligent design, construction and/or maintenance. Plaintiff sought an unspecified amount of compensatory damages, interest, costs, and such other and further relief as is just and equitable. Arvida/JMB Partners and Arvida/JMB Managers, Inc. filed an answer to the complaint denying substantive liability and raising various defenses. Before the case was called for trial, the case settled for the payment of $75,000 to the plaintiff homeowners' association plus legal fees and specified costs. Such amounts are reflected in the accompanying financial statements.

     Due to, among other things, the early stages of litigation, the Partnership is not able to determine what, if any, loss exposure that it may have for the landscape cases, and the accompanying financial statements do not reflect any accruals related to the landscape cases. Each of the landscape cases has been tendered to Zurich for defense and indemnity. The Partnership has also engaged other counsel in connection with the landscape cases. The Partnership has received from Zurich letters purporting to reserve its rights in the Ridges and Falls Maintenance Cases. For this and other reasons, on September 26, 2005, Arvida/JMB Partners, L.P., Arvida/JMB Managers, Inc., and Arvida Management L.P. (collectively "Arvida") filed a complaint, as amended, for declaratory relief and damages against Zurich American Insurance Co., individually and as successor to Zurich Insurance co. (collectively "Zurich"), Case No. 0514346 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this complaint, Arvida sought, among other things, a declaration of its rights under its policies, attorney fees and costs, and such other relief as the court deems appropriate. On March 11, 2008, Arvida and Zurich entered into an agreement to voluntarily dismiss the pending action pending further discussions about the potential settlement of disputes regarding insurance coverage for the landscaping cases. Pursuant to the parties' agreement, the case was voluntarily dismissed on April 9, 2008. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages allegedly relating to the landscaping cases, if any, which will be covered by its insurance.

     On October 26, 2006, the Partnership and The Walt Disney Company ("Disney") entered into a settlement agreement which resolved certain matters previously disclosed. In connection with the settlement agreement, the Partnership received $3,000,000 from Disney or its insurers.

     On July 3, 2006, a general partnership substantially owned by ALP received from Interconn Ponte Vedra Company, LLC ("Interconn") $6,800,000 as compensation for the release of certain rights, reservations, restrictions and other covenants, and the continuation of certain licensed intellectual property rights, owned by Arvida/JMB Partners that related to real property located in the state of Florida that was originally sold in 1985 by Arvida Corporation, a predecessor in interest of an affiliate of the Trust. The rights released generally dealt with restrictions and other limitations on development activity beyond that contemplated in the 1985 transaction. The partnership agreed to the assignment by Interconn of its rights to use certain licensed service marks to the purchaser of the subject real property.

     Other than as described above, the Partnership is not subject to any material legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership.



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.



ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The principal executive officer and the principal financial officer of ALP have evaluated the effectiveness of ALP's disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that ALP's disclosure controls and procedures were effective to ensure that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the applicable rules and form of the Securities and Exchange Commission.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     ALP's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management including the principal executive officer and the principal financial officer management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurances with respect to financial statement preparation and presentation.

     Based on ALP's evaluation under the framework in Internal Control - Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2007.

     This annual report does not include an attestation report of ALP's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by ALP's registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit the Company to provide only management's report in this annual report.

                               PART III


ITEM 10.  DIRECTOR AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Administrator of the Trust is Arvida Company, an Illinois corporation, an affiliate of JMB Realty Corporation, a Delaware corporation ("JMB") that is in the business of real estate investment. Substantially all of the outstanding shares of stock of Arvida Company are owned by certain of JMB's past and present officers and directors, members of their families and their affiliates. The Administrator has responsibility for all aspects of ALP's liquidations. Certain relationships of the Trust to the Administrator and its affiliates are described under the captions "Determinations by the Administrator," "Relationships of Affiliates to Liquidating Trust," "Remuneration of JMB, Arvida and Affiliates" and "Fiduciary Responsibility of the Administrator" in the section "Conflicts of Interest" at pages 21 and 23-24 of the Prospectus of the Partnership, dated September 16, 1987 and updated with the Liquidating Trust Agreement of ALP Liquidating Trust.

     ALP is subject to certain conflicts of interest arising out of its relationships with the Administrator, Towns & Resorts LP and their affiliates. Various services have been and, to some extent, will continue to be provided to ALP by the Administrator, Towns & Resorts LP and their affiliates, including management supervisory and advisory services, insurance brokerage and administrative services such as legal, accounting and treasury services. In addition, the timing and amount of cash distributions and cash reserves and allocations of profits and losses for tax purposes, as well as the amount of expenses charged to ALP for services, are or may be affected by determinations made by the Administrator. Because the Administrator and/or its affiliates have interests in the cash distributions and the profits or losses for tax purposes of ALP or in the amount of payments or reimbursements made for services rendered to ALP, the Administrator has a conflict of interest in making the determinations affecting these matters.

     The director and executive officers of the Administrator of ALP are as follows:

                                                           SERVED IN
  NAME                       OFFICE                        OFFICE SINCE
  ----                       ------                        ------------

Gary Nickele                 Director and President        2005

Gailen J. Hull               Vice President and
                             Chief Financial Officer       2005

     There is no family relationship among the foregoing director or officer. Mr. Nickele has been elected to serve a one-year term as director at the annual meeting of the Administrator held on August 12, 2008. All of the foregoing officers have been elected to serve one-year terms at the first meeting of the Board of Directors held after the annual meeting of the Administrator held August 12, 2008. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which the director or any officer was selected as such.

     The foregoing director and officers are also officers and/or directors of JMB. The foregoing director and officer are also officers and/or directors of various affiliated companies of JMB.

    The business experience during the past five years of the director and officer of the Administrator of ALP includes the following:

     Gailen J. Hull (age 58), in addition to being a Vice President of Arvida/JMB Managers, Inc., has acted as the Chief Financial Officer of the Partnership since August 2002. He is also a Senior Vice President and, since August 2002, Chief Financial Officer of JMB and an officer of various JMB affiliates. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

    Gary Nickele (age 55) is Executive Vice President and General Counsel of JMB and an officer and/or director of various JMB affiliates. Prior to becoming President of Arvida/JMB Managers, Inc., in August 2002, Mr. Nickele had been a Vice President of that corporation since April 1987. He has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     ALP is organized under the laws of the State of Delaware, and the rights of its trustees are governed by Liquidating Trust Agreement and Chapter 38 of Title 12 of the Delaware Code, 12 Del. c 8 3Ed, et. seq., as amended from time to time (as so amended, the "Trust Act"). Moreover, the beneficial interest units are not publicly traded. In view of these facts, as well as the limited business activity of ALP, the Administrator has determined that it is not necessary for ALP to have a separately designated audit committee, an "audit committee financial expert" or a "code of ethics" as those terms are defined in the rules and regulations of the Securities and Exchange Commission.


ITEM 11.  EXECUTIVE COMPENSATION

     The officers and the director of the Administrator receive no direct remuneration in such capacities from ALP. The Administrator and the trustees are entitled to receive a share of cash distributions, when and as cash distributions are made. The Administrator, and its affiliates received no cash distributions in 2007 and $1,121,977 in 2006. Pursuant to the ALP Liquidating Trust Agreement, the Administrator and its affiliates were allocated net loss for Federal income tax purposes for 2007 of approximately $9,600 and net income for Federal income tax purposes for 2006 of approximately $934,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

     (a) The following have reported beneficial ownership of more than 5% of the outstanding Beneficial Interest Units of ALP.

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
Interest Units                              Units (2)

(1) Reflects beneficial ownership of beneficial interest units held directly by The St. Joe Company. The address for The St. Joe Company is 1650 Prudential Drive, Suite 400, Jacksonville, Florida 32207. Wholly owned subsidiaries of The St. Joe Company are the partners, and collectively own all of ALP's beneficial interest units, in Towns & Resorts LP.

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

     (b) The Administrator and its executive officers and director beneficially own the following Interests of ALP:

                    NAME OF              AMOUNT AND NATURE
                    BENEFICIAL           OF BENEFICIAL        PERCENT
TITLE OF CLASS      OWNER                OWNERSHIP            OF CLASS
--------------      ----------           -----------------    --------

Beneficial          Administrator        None                 --
Interest Units      and its executive
                    officers and
                    director as
                    a group
---------------
     No executive officer or director of the Administrator of ALP possesses a right to acquire beneficial interest units of ALP.

     (c) There exists no arrangement, known to ALP, the operation of which may at a subsequent date result in a change in control of ALP.

     (d) ALP has no compensation plans or individual compensation arrangements under which beneficial interest units of ALP are authorized for issuance to any person.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to the original Partnership Agreement and subsequent Liquidating Trust Agreement, ALP is permitted to engage in various transactions involving the Administrator, Towns & Resorts LP and their respective affiliates. Such transactions involve conflicts of interest for the Administrator or its affiliates. Certain relationships of the Administrator (and its director and executive officer) and its affiliates to ALP are set forth above in Item 10.

     In November 1997, Towns & Resorts LP acquired the major assets of Arvida, including the Arvida name and service marks with respect to the Arvida name. Pursuant to a license agreement with Arvida, ALP as successor to the Partnership has a non-exclusive right to use the Arvida name and service marks with respect to the Arvida name. In connection with the acquisition of Arvida's assets, Towns & Resorts LP was assigned Arvida's rights and obligations under such license agreement.

     Towns & Resorts LP also entered into a sub-management agreement with Arvida, effective January 1, 1998, whereby Towns & Resorts LP provides a substantial portion of the development and management supervisory and advisory services (and the personnel therefor) to ALP that Arvida would otherwise provide pursuant to its management agreement with the Partnership. Towns & Resorts LP is reimbursed for such services and personnel on the same basis as Arvida under its management agreement, and such reimbursements are made directly to Towns & Resorts LP by ALP. ALP also receives reimbursement from Towns & Resorts LP for certain general and administrative costs including, and without limitation, salary and salary-related costs relating to work performed by employees of ALP on behalf of Towns & Resorts LP. Charges and related reimbursements between ALP and Towns & Resorts LP are determined on a consistent basis using various methodologies depending upon the nature of the services provided. Such charges, whether incurred directly by ALP or Towns & Resorts LP, may include salaries and salary-related costs, as well as burdens for administrative and office overheads. Methodologies used to apportion costs between entities include, but are not limited to, charges based upon percentages of (i) time spent on each entity relative to total hours worked; (ii) cash expenditures by entity relative to total expenditures; and (iii) real estate sales and closings by entity relative to total sales and closings. The total reimbursements made to Towns & Resorts LP during the period ended December 31, 2007 was approximately $7,000.

     In August 2002, the Partnership entered into an agreement for the prospective assignment to and assumption by Towns & Resorts LP of the Partnership's rights and obligations under the lease for its offices (approximately 19,100 rentable square feet of space) in Boca Raton, Florida. The assignment and assumption was effective January 1, 2004.
From and after the effective date, Towns & Resorts LP charged the Partnership and successor Liquidating Trust an allocable portion of the monthly base rent, operating expenses and tenant improvement costs, if any, incurred by Towns & Resorts LP pursuant to the lease. The allocation method for such costs is discussed in the preceding paragraph and is similar to the allocation method previously used by the Partnership to charge to Towns & Resorts LP a portion of the lease costs. This lease expired in December 2007.

     JMB Insurance Agency, Inc., an affiliate of the Administrator, earned and received insurance brokerage commissions in 2007 and 2006 of approximately $344 and $770 in connection with providing insurance coverage for certain of ALP, all of which was paid as of December 31, 2007. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The Administrator of ALP or its affiliates are entitled to reimbursement for their direct expenses or out-of-pocket expenses relating to the administration of ALP and the management of ALP assets. In 2007, the Administrator and its affiliates were entitled to reimbursements for legal, accounting and treasury services. Such costs for 2007 and 2006 were approximately $512,000 and $289,000, respectively, of which approximately $95,000 were unpaid as of December 31, 2007.

     Amounts payable to or by the Administrator, Towns & Resorts LP or their affiliates do not bear interest and are expected to be paid in future periods.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     In 2006, ALP hired Altschuler, Melvoin and Glasser LLP (AM&G) to provide auditing and tax services for ALP. On December 5, 2006, ALP was notified that a majority of the partners of AM&G had become partners of McGladry & Pullen, LLP (M&P) and, as a consequence that AM&G was compelled to resign and would no longer be the auditor for ALP. M&P was subsequently appointed as ALP's new auditor. The Administrator approved the decision to change independent registered public accounting firms.

     M&P audited the accompanying consolidated changes in net assets for the years ended December 31, 2007 and 2006. The fees billed by M&P and AM&G for the years ended December 31, 2007 and 2006 are as follows:

     (1)   AUDIT FEES

     The aggregate fees billed for the years ended December 31, 2007 and 2006 for professional services rendered for the audit of ALP's annual financial statements and review of the statements in ALP's Form 10-Q filings were approximately $66,000 and $63,000, respectively.

     (2)   AUDIT RELATED FEES

     None

     (3)   TAX FEES

     The aggregate fees billed for the years ended December 31, 2007 and 2006 for professional services rendered for tax compliance and tax return preparation were approximately $28,000 and $25,000, respectively.

     (4)   ALL OTHER FEES

     None

     ALP has not adopted any pre-approval policies and procedures for its audit, audit related and permitted non-audit services. All such services are approved by the sole director of the Administrator before the services are rendered.




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


                        ALP LIQUIDATING TRUST

                        BY:     Arvida Company
                                as Administrator



                                GAILEN J. HULL
                        By:     Gailen J. Hull
                                Vice President
                        Date:   December 3, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                GAILEN J. HULL
                        By:     Gailen J. Hull, Vice President
                                Principal Accounting Officer
                                and Principal Financial Officer
                        Date:   December 3, 2008



                                GARY NICKELE
                        By:     Gary Nickele, President and Sole Director
                                Principal Executive Officer
                        Date:   December 3, 2008

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