Form 10-Q
period 2008-03-31
ALP LIQUIDATING TRUST
filed 2009-01-20
CIK 814046

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington D.C.   20549




               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934




For the quarter ended March 31, 2008         Commission file #0-16976




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

   Large accelerated filer [   ]        Accelerated filer          [   ]
   Non-accelerated filer   [   ]        Smaller reporting company  [ X ]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [ X ]

                            TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3


Item 2.    Management's Discussion and Analysis or
           Plan of Operation. . . . . . . . . . . . . . . . .    13

Item 4.    Controls and Procedures. . . . . . . . . . . . . .    15



PART II    OTHER INFORMATION


Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    16

Item 6.    Exhibits . . . . . . . . . . . . . . . . . . . . .    16

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                          ALP LIQUIDATING TRUST

                       CONSOLIDATED BALANCE SHEETS




                                 ASSETS
                                 ------

                                            MARCH 31,
                                              2008       DECEMBER 31,
                                           (Unaudited)      2007
                                           -----------   ------------

Cash and cash equivalents . . . . . . . .  $26,069,343     26,075,864
Restricted cash . . . . . . . . . . . . .      685,199        682,422
Prepaid expenses and other assets . . . .        6,191        135,304
                                           -----------    -----------

        Total assets. . . . . . . . . . .  $26,760,733     26,893,590
                                           ===========    ===========


                               LIABILITIES
                               -----------

Accounts payable and accrued expenses . .  $ 1,845,314      1,934,776
Unfunded development costs. . . . . . . .      931,680        931,680
                                           -----------    -----------
        Total liabilities . . . . . . . .    2,776,994      2,866,456
                                           -----------    -----------

Commitments and Contingencies

Unit Holders' equity. . . . . . . . . . .   23,983,739     24,027,134
                                           -----------    -----------

        Total liabilities and
          Unit Holders' equity. . . . . .  $26,760,733     26,893,590
                                           ===========    ===========





















             The accompanying notes are an integral part of
                these consolidated financial statements.

                          ALP LIQUIDATING TRUST

                  CONSOLIDATED STATEMENTS OF OPERATIONS

               THREE MONTHS ENDED MARCH 31, 2008 AND 2007

                               (UNAUDITED)



                                                             2007
                                               2008     (As Restated)
                                           -----------   -----------

Income:
  Interest and other income . . . . . . .  $   186,581       351,750
                                           -----------   -----------
                                               186,581       351,750
                                           -----------   -----------

Expenses:
  Professional services . . . . . . . . .       84,608       489,845
  General and administrative. . . . . . .      163,667       283,777
  Other . . . . . . . . . . . . . . . . .      (18,299)      (20,200)
                                           -----------   -----------
                                               229,976       753,422
                                           -----------   -----------

        Net loss. . . . . . . . . . . . .  $   (43,395)     (401,672)
                                           ===========   ===========

        Net loss per beneficial
          interest unit . . . . . . . . .  $     (0.10)        (0.90)
                                           ===========   ===========

        Cash distributions per
          beneficial interest unit. . . .  $     --            --
                                           ===========   ===========





























             The accompanying notes are an integral part of
                these consolidated financial statements.

                          ALP LIQUIDATING TRUST

        CONSOLIDATED STATEMENT OF CHANGES IN UNITHOLDERS' EQUITY

                FOR THE THREE MONTHS ENDED MARCH 31, 2008

                               (UNAUDITED)





Balance, December 31, 2007. . . . . . . . . . . . . . .  $24,027,134

Net loss. . . . . . . . . . . . . . . . . . . . . . . .      (43,395)
                                                         -----------

Balance, March 31, 2008 . . . . . . . . . . . . . . . .  $23,983,739
                                                         ===========
















































             The accompanying notes are an integral part of
                these consolidated financial statements.

                          ALP LIQUIDATING TRUST

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

           FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

                               (UNAUDITED)



                                                             2007
                                               2008     (As Restated)
                                           -----------   -----------

Operating activities:
  Net loss. . . . . . . . . . . . . . . .  $   (43,395)     (401,672)
  Changes in:
    Restricted cash . . . . . . . . . . .       (2,777)          225
    Prepaid expenses and other assets . .      129,113        19,357
    Accounts payable and accrued
      expenses. . . . . . . . . . . . . .      (89,462)      300,195
                                           -----------   -----------
        Net cash used in
          operating activities. . . . . .       (6,521)      (81,895)
                                           -----------   -----------

        Decrease in cash and
          cash equivalents. . . . . . . .       (6,521)      (81,895)

        Cash and cash equivalents,
          beginning of period . . . . . .   26,075,864    27,010,222
                                           -----------   -----------

        Cash and cash equivalents,
          end of period . . . . . . . . .  $26,069,343    26,928,327
                                           ===========   ===========































             The accompanying notes are an integral part of
                these consolidated financial statements.

                          ALP LIQUIDATING TRUST

                      NOTES TO FINANCIAL STATEMENTS

                             March 31, 2008
                               (UNAUDITED)



OPERATIONS

      Effective September 30, 2005, Arvida/JMB Partners, L.P. (the "Partnership") completed its liquidation by contributing all of its remaining assets to ALP Liquidating Trust ("ALP"), subject to all of the Partnership's obligations and liabilities. Arvida Company, an affiliate of the general partner of the Partnership, acts as Administrator (the "Administrator") of ALP.

      In connection with its formation, ALP issued a total of 448,794 beneficial interest units to the partners of the Partnership ("Unit Holders"). In the liquidation, each partner in the Partnership received a beneficial interest in ALP for each interest the partner held in the Partnership. As a result, a partner's percentage interest in ALP remained the same as that person's percentage interest was in the Partnership immediately prior to its liquidation.

      Upon completion of the liquidation of the Partnership, pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), ALP elected to become the successor issuer to the Partnership for reporting purposes under the Exchange Act and elect to report under the Exchange Act effective September 30, 2005. ALP has assumed all reports filed by the Partnership prior to liquidation of the Partnership under the Exchange Act. Throughout this quarterly report, references to ALP shall be deemed to include activities of the Partnership prior to September 30, 2005.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Readers of this quarterly report should refer to the audited financial statements for the fiscal year ended December 31, 2007, which are included in the Liquidating Trust's 2007 Annual Report on Form 10-K (File No. 0-16976) filed on December 3, 2008, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements, and which are required by U.S. generally accepted accounting principles for complete financial statements, have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the 2007 Annual Report.

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

      ALP reported on the liquidation basis of accounting from its formation in 2005 through the third quarter of 2007. During that period there were several changes to the amounts presented as estimated costs to be incurred during liquidation. As a result, ALP concluded that it was not possible to estimate such items, which is required under that method of accounting, and the more meaningful presentation of its financial statements was under the going concern method, and accordingly, ALP has reported under such method since that date. Adoption of the change has resulted in the restatement of the following financial statement presentation from previously reported as at and for the period ended
March 31, 2007.

                  CONSOLIDATED STATEMENT OF OPERATIONS

                          As Previously
                            Reported                     As Restated
                              under                       to Going
                           Liquidation                     Concern
                            Basis of                      Basis of
                           Accounting     Adjustments     Accounting
                          -------------  -------------  -------------
Proceeds and revenues .     $  351,750     $ (351,750)    $    --
Adjustment to estimated
  costs to be incurred
  during liquidation. .        799,000       (799,000)         --
Costs incurred during
  liquidation period. .       (753,422)       753,422          --
                            ----------     ----------     ----------
                               397,328       (397,328)         --
     INCOME

Interest and other
  income. . . . . . . .          --           351,750        351,750
                            ----------     ----------     ----------
                                 --           351,750        351,750
     EXPENSES

Professional services .          --           489,845        489,845
General and
  administrative. . . .          --           283,777        283,777
Other . . . . . . . . .          --           (20,200)       (20,200)
                            ----------     ----------     ----------
                                 --           753,422        753,422
Change in Net Assets,
  as previously
  reported. . . . . . .        397,328        397,328          --
                            ----------     ----------     ----------
Net Loss, as restated .     $    --        $ (401,672)    $ (401,672)
                            ==========     ==========     ==========

      Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements and accompanying notes. Significant estimates include reserves and the ultimate outcome of contingencies. Actual results could differ from those estimates.

      Cash, Cash Equivalents and Restricted Cash

      Cash and cash equivalents may consist of U.S. Government obligations with original maturities of three months or less, money market demand accounts and repurchase agreements, the cost of which approximates market value. Included in Restricted cash are amounts restricted under various escrow agreements as well as cash which collateralizes certain performance bonds. Credit risk associated with cash, cash equivalents and restricted cash is considered low due to the high quality of the financial institutions in which these assets are held.

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

TRANSACTIONS WITH AFFILIATES

      ALP, subject to certain limitations, may engage affiliates of the Administrator for insurance brokerage and certain other administrative services to be performed in connection with the administration of ALP and its assets. There were no costs for the three months ended March 31, 2008 and 2007. In addition, the Administrator and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the ALP. ALP reimbursed such costs totalling approximately $122,000 and $201,000 for the three months ended March 31, 2008 and 2007, respectively, including amounts due for prior periods.

      For the three month period ended March 31, 2007, ALP reimbursed St. Joe Towns and Resorts, LP, formerly known as St. Joe/Arvida Company L.P. ("St. Joe T&R") or its affiliates approximately $7,000, for the services provided to ALP by St. Joe T&R pursuant to a sub-management agreement for development and management supervisory and advisory services (and personnel with respect thereto).

COMMITMENTS AND CONTINGENCIES

      As security for performance of certain development obligations, the Liquidating Trust was contingently liable under performance bonds for approximately $2,239,000 at March 31, 2008 and December 31, 2007. ALP is expected to be released from its obligations of approximately $2,169,000 of the outstanding bonds as the result of the payment of certain development costs in the second quarter of 2008.

      In late 2007 it was determined that certain remnant parcels from developments that were concluded a number of years ago had not completed the process of being deeded over as expected per the community plan. After sub-division, these remnant parcels have no value and would be deeded over with no proceeds to the Trust. However, certain of these parcels had taxes assessed based on pre-subdivision values that, due to the passage of time and the expiration of local appeals periods, precluded their being deeded over in the normal course. These taxes are non-recourse to ALP. ALP commenced working with the relevant parties to complete the deeding process where feasible. The cost of completing the process is not expected to be material however ALP is unable to predict the time period that may be involved.

      On August 29, 2002, the Partnership entered into an agreement with St. Joe T&R for the prospective assignment to and assumption by St. Joe T&R of the Partnership's rights and obligations under the lease for its offices (approximately 19,100 rentable square feet of space) in Boca Raton, Florida. The assignment and assumption of the lease was made effective January 1, 2004. The lease expired in December 2007.

      ALP accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at March 31, 2008 unless otherwise noted, is possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

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

      A case, The Ridges Maintenance Association, Inc. v. Arvida/JMB Partners, et al., Case No. 03-10189 (05) (the "Ridges Case"), was filed on or about June 6, 2003 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The defendants in this action include Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida Management Limited Partnership, CCL Consultants, Inc. ("CCL"), Bamboo Hammock Nursery, Inc. ("Bamboo Hammock"), and Lagasse Pool Construction, Co. ("Lagasse"). Plaintiff is alleged to be a homeowners' association representing the owners of approximately 1,500 homes and extensive common areas in the Ridges subdivision in Weston. In the seven-count amended complaint that was filed on September 16, 2005, plaintiff seeks unspecified compensatory damages, prejudgment interest, court costs and such other and further relief as the court might deem just and proper. In Count I, plaintiff seeks damages from the Arvida defendants for alleged negligent design, construction and/or maintenance of the landscaping and common elements that allegedly resulted in defects of the landscaping, sidewalks, irrigation systems, and community pool. With respect to the landscaping claims, the plaintiff claims that it evaluated the condition of the common areas after the turnover of the community in January 2000 and alleges that it discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, improper planting of inferior quality/grade of landscaping contrary to controlling government codes, shallow planting of landscaping, landscape planting in inappropriate areas, and the planting of landscaping that would uproot sidewalks. In Count II, plaintiff seeks damages from CCL, the alleged civil engineer for the community, in connection with the alleged negligent design, construction or maintenance of the common areas and elements. In Count III, plaintiff seeks damages from Bamboo Hammock, the alleged landscape engineer, architect, supplier, installer and/or designer, in connection with alleged defects in the landscaping resulting in damage to, among other things, the landscaping and sidewalks. In Count IV, plaintiff seeks damages from Lagasse for alleged defects in the community pool. In Count V, plaintiff seeks damages from Arvida/JMB Partners, a general partnership in which ALP owns a 99.9% interest, and Arvida/JMB Managers, Inc., the former General Partner of the Partnership, seeking to hold these entities vicariously responsible for the acts of CCL, Bamboo Hammock, and/or Lagasse. In Count VI, plaintiff seeks damages from the Arvida/JMB Partners and Arvida/JMB Managers, Inc. for various breaches of fiduciary duty. In this count, plaintiff alleges that prior to the turnover of the community, these defendants engaged in acts that amounted to a breach of fiduciary duty to plaintiff in that they, among other things, (i) allegedly improperly executed an amendment to the declarations of covenant for their sole benefit and to the financial detriment of the plaintiff; (ii) allegedly engaged in acts that constituted a conflict of interest; (iii) allegedly failed to maintain appropriate care, custody and control over the financial affairs of the homeowners' association by failing to pay for common expenses; (iv) allegedly improperly transferred funds by and between plaintiff and a non-party, The Town Foundation, Inc., which transfers allegedly amounted to a violation of these defendants' obligations to fund operating deficits and a breach of fiduciary duty; and (v) allegedly transferred funds by and between various entities under their common control in violation of Florida statute and their fiduciary duty to plaintiff. Plaintiffs voluntarily withdrew Count VII. The Arvida defendants filed their answer to the amended complaint denying substantive liability and raising various defenses. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. The Partnership has received a notice setting this matter for a calendar call for a trial period beginning May 18, 2009. The ultimate legal and financial liability of the Partnership, if any, in this matter cannot be estimated with certainty at this time.

      A case entitled The Falls Maintenance Association, Inc. v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., CCL Consultants, Inc. and Stiles Corporation f/k/a Stiles Landscape Service Co., Case No. 0302577 (the "Falls Maintenance Case"), was filed on or about February 10, 2003, in the 17th Judicial Circuit in and for Broward County, Florida. Plaintiff is alleged to be the homeowners' association responsible for the maintenance, repair, and replacement of the common areas within the Falls subdivision in Weston, which contains approximately 600 homes. Plaintiff complains that on turnover of the Falls subdivision, it discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, the quality/grade of the landscaping, landscaping planted too shallow, landscaping planted too deep, landscaping planted in narrow swale areas, landscaping planted in shallow soil areas, poor fertility of road rock under locations where landscaping is planted and poor maintenance. Plaintiff has filed a six count complaint with five counts against Arvida/JMB Partners and Arvida/JMB Managers, Inc. for breach of implied warranty of merchantability, breach of implied warranty of fitness, breach of express warranty, fraudulent misrepresentation/concealment, and negligent design, construction and/or maintenance. Plaintiff seeks an unspecified amount of compensatory damages, interest, costs, and such other and further relief as is just and equitable. Arvida/JMB Partners and Arvida/JMB Managers, Inc. have filed an answer to the complaint denying substantive liability and raising various defenses. Before the case was called for trial, the case settled for the payment of $75,000 to the plaintiff homeowners' association plus legal fees and specified costs.
Such amounts are reflected in the accompanying financial statements and were paid in the third quarter of 2008.

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

OVERVIEW

      Effective September 30, 2005, Arvida/JMB Partners, L.P. (the "Partnership") completed its liquidation by contributing all of its remaining assets to ALP Liquidating Trust ("ALP"), subject to all of the Partnership's obligations and liabilities. Arvida Company, an affiliate of the general partner of the Partnership, acts as Administrator (the "Administrator") of ALP.

      In connection with its formation, ALP issued a total of 448,794 beneficial interest units to the partners of the Partnership. In the liquidation, each partner in the Partnership received a beneficial interest in ALP for each interest the partner held in the Partnership. As a result, a partner's percentage interest in ALP remained the same as that person's percentage interest was in the Partnership immediately prior to its liquidation.

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

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2008, ALP had unrestricted cash and cash equivalents of approximately $26,069,000. The source of both short-term and long-term future liquidity is expected to be derived from cash on hand and income earned thereon.

      At March 31, 2008, ALP was contingently liable under certain performance bonds for approximately $2,239,000.

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

RESULTS OF OPERATIONS

      The decrease in prepaid expenses and other assets at March 31, 2008 as compared to December 31, 2007 is primarily due to the return of certain deposits held in the first quarter of 2008.

      The decrease in accounts payable and accrued expenses at March 31, 2008 as compared to December 31, 2007 is primarily due to the timing of payments for legal fees.

      The decrease in interest income for the three months ended March 31, 2008 as compared to the same period in 2007 is primarily due to a decrease in the interest rates earned on investments in which ALP invests its cash reserves.

      The decrease in professional services for the three months ended March 31, 2008 as compared to the same period in 2007 is primarily due to a decrease in legal fees incurred.

      The decrease in general and administrative expenses for the three months ended March 31, 2008 as compared to the same period in 2007 is the result of the consolidation of administrative offices in 2007.

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

      16.1.Agreement dated July 3, 2006 by and between Arvida/JMB
           Partners, a Florida general partnership, successor in interest to Arvida Corporation, a Delaware corporation, and Interconn Ponte Vedra Company, LLC. is hereby incorporated herein by reference to the Trust's Report for July 3, 2006 on Form 8-K (File No. 0-16976) dated July 12, 2006.

      31.1.Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange
           Act of 1934, as amended, is filed herewith.

      31.2.Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange
           Act of 1934, as amended, is filed herewith.

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


                 ALP LIQUIDATING TRUST

                 BY:   Arvida Company
                       as Administrator




                       By:  GAILEN J. HULL
                            Gailen J. Hull, Vice President
                       Date:January 20, 2009


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of ALP Liquidating Trust by the following person in the capacities and on the date indicated.




                       By:  GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                       Date:January 20, 2009