Form 10-Q
period 2008-09-30
ALP LIQUIDATING TRUST
filed 2009-03-02
CIK 814046

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington D.C.   20549




               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934




For the quarter ended September 30, 2008     Commission file #0-16976




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

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                          ALP LIQUIDATING TRUST

                       CONSOLIDATED BALANCE SHEETS




                                 ASSETS
                                 ------

                                         SEPTEMBER 30,
                                             2008        DECEMBER 31,
                                          (Unaudited)       2007
                                         -------------   ------------

Cash and cash equivalents . . . . . . . .  $23,929,483     26,075,864
Restricted cash . . . . . . . . . . . . .      688,646        682,422
Prepaid expenses and other assets . . . .        9,315        135,304
                                           -----------    -----------

        Total assets. . . . . . . . . . .  $24,627,444     26,893,590
                                           ===========    ===========


                               LIABILITIES
                               -----------

Accounts payable and accrued expenses . .  $ 1,465,500      1,934,776
Unfunded development costs. . . . . . . .        --           931,680
                                           -----------    -----------
        Total liabilities . . . . . . . .    1,465,500      2,866,456
                                           -----------    -----------

Commitments and Contingencies

Unit Holders' equity. . . . . . . . . . .   23,161,944     24,027,134
                                           -----------    -----------

        Total liabilities and
          Unit Holders' equity. . . . . .  $24,627,444     26,893,590
                                           ===========    ===========





















             The accompanying notes are an integral part of
                these consolidated financial statements.

                          ALP LIQUIDATING TRUST

                  CONSOLIDATED STATEMENTS OF OPERATIONS

     FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

                               (UNAUDITED)



                       THREE MONTHS ENDED        NINE MONTHS ENDED
                          SEPTEMBER 30,             SEPTEMBER 30,
                   ------------------------   -----------------------
                                    2007                      2007
                       2008    (As Restated)     2008    (As Restated)
                   -----------  -----------   ----------  -----------
Income:
 Interest and
   other income . .$    82,211      240,051      397,794      968,960
                   -----------   ----------   ----------   ----------
                        82,211      240,051      397,794      968,960
                   -----------   ----------   ----------   ----------

Expenses:
 Professional
   services . . . .    187,323      385,891    1,335,783    1,108,053
 General and
   adminis-
   trative. . . . .    128,552      167,140      450,995      644,401
 Other. . . . . . .        343      (10,223)    (523,794)     (54,003)
                   -----------   ----------   ----------   ----------
                       316,218      542,808    1,262,984    1,698,451
                   -----------   ----------   ----------   ----------

     Net loss . . .$  (234,007)    (302,757)    (865,190)    (729,491)
                   ===========   ==========   ==========   ==========

     Net loss per
      beneficial
      interest
      unit. . . . .$     (0.53)       (0.68)       (1.94)       (1.63)
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

                          ALP LIQUIDATING TRUST

        CONSOLIDATED STATEMENT OF CHANGES IN UNITHOLDERS' EQUITY

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

                               (UNAUDITED)





Balance, December 31, 2007. . . . . . . . . . . . . . .  $24,027,134

Net loss. . . . . . . . . . . . . . . . . . . . . . . .     (865,190)
                                                         -----------

Balance, September 30, 2008 . . . . . . . . . . . . . .  $23,161,944
                                                         ===========
















































             The accompanying notes are an integral part of
                these consolidated financial statements.

                          ALP LIQUIDATING TRUST

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

                               (UNAUDITED)



                                                             2007
                                               2008     (As Restated)
                                           -----------   -----------

Operating activities:
  Net loss. . . . . . . . . . . . . . . .  $  (865,190)     (729,491)
  Changes in:
    Restricted cash . . . . . . . . . . .       (6,224)       (7,244)
    Prepaid expenses and other assets . .      125,989        19,828
    Accounts payable and accrued
      expenses. . . . . . . . . . . . . .     (469,276)        4,220
    Unfunded development costs. . . . . .     (931,680)        --
                                           -----------   -----------
        Net cash used in
          operating activities. . . . . .   (2,146,381)     (712,687)
                                           -----------   -----------

        Decrease in cash and
          cash equivalents. . . . . . . .   (2,146,381)     (712,687)

        Cash and cash equivalents,
          beginning of period . . . . . .   26,075,864    27,010,222
                                           -----------   -----------

        Cash and cash equivalents,
          end of period . . . . . . . . .  $23,929,483    26,297,535
                                           ===========   ===========






























             The accompanying notes are an integral part of
                these consolidated financial statements.

                          ALP LIQUIDATING TRUST

                      NOTES TO FINANCIAL STATEMENTS

                           September 30, 2008
                               (UNAUDITED)



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

      ALP reported on the liquidation basis of accounting from its formation in 2005 through the third quarter of 2007. During that period there were several changes to the amounts presented as estimated costs to be incurred during liquidation. As a result, ALP concluded that it was not possible to estimate such items, which is required under that method of accounting, and the more meaningful presentation of its financial statements was under the going concern method, and accordingly, ALP has reported under such method since that date. Adoption of the change has resulted in the restatement of the following financial statement presentation from previously reported as at and for the nine months ended September 30, 2007.

                  CONSOLIDATED STATEMENT OF OPERATIONS

                          As Previously
                            Reported                     As Restated
                              under                       to Going
                           Liquidation                     Concern
                            Basis of                      Basis of
                           Accounting     Adjustments     Accounting
                          -------------  -------------  -------------
Proceeds and revenues .   $    968,960       (968,960)         --
Adjustment to estimated
  costs to be incurred
  during liquidation. .    (21,642,453)    21,642,453          --
Costs incurred during
  liquidation period. .     (1,698,451)     1,698,451          --
                          ------------    -----------     ----------
                           (22,371,944)    22,371,944          --
     INCOME

Interest and other
  income. . . . . . . .          --           968,960        968,960
                          ------------    -----------     ----------
                                 --           968,960        968,960
     EXPENSES

Professional services .          --         1,108,053      1,108,053
General and
  administrative. . . .          --           644,401        644,401
Other . . . . . . . . .          --           (54,003)       (54,003)
                          ------------    -----------     ----------
                                 --         1,698,451      1,698,451
Change in Net Assets,
  as previously
  reported. . . . . . .    (22,371,944)    22,371,944          --
                          ------------    -----------     ----------
Net Loss, as restated .   $      --          (729,491)      (729,491)
                          ============    ===========     ==========

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

      Cash, Cash Equivalents and Restricted Cash

      Cash and cash equivalents may consist of U.S. Government obligations with original maturities of three months or less, money market demand accounts and repurchase agreements, the cost of which approximates market value. Included in Restricted cash are amounts which collateralizes certain performance bonds. Credit risk associated with cash, cash equivalents and restricted cash is considered low due to the high quality of the financial institutions in which these assets are held.

      Liabilities

      Accounts payable and accrued expenses include legal fees, real estate taxes, reserves, and other miscellaneous accruals. In the second quarter of 2008, ALP determined that certain reserves were no longer needed and therefore are no longer included in the balance sheet. Unfunded development costs included estimated remaining obligations incurred related to the development of the Partnership's master planned residential communities. Such amount was paid in the second quarter of 2008.

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

TRANSACTIONS WITH AFFILIATES

      ALP, subject to certain limitations, may engage affiliates of the Administrator for insurance brokerage and certain other administrative services to be performed in connection with the administration of ALP and its assets. There were no costs for the nine months ended September 30, 2008 and 2007. In addition, the Administrator and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the ALP. ALP reimbursed such costs totalling approximately $304,000 and $467,000 for the nine months ended September 30, 2008 and 2007, respectively, including amounts due for prior periods.

      For the nine month period ended September 30, 2007, ALP reimbursed St. Joe Towns and Resorts, LP, formerly known as St. Joe/Arvida Company L.P. ("St. Joe T&R") or its affiliates approximately $7,000, for the services provided to ALP by St. Joe T&R pursuant to a sub-management agreement for development and management supervisory and advisory services (and personnel with respect thereto).

COMMITMENTS AND CONTINGENCIES

      As security for performance of certain development obligations, the Liquidating Trust was contingently liable under performance bonds for approximately $2,239,000 at September 30, 2008 and December 31, 2007. ALP is expected to be released from its obligations of approximately $2,169,000 of the outstanding bonds as the result of the payment of certain development costs in the second quarter of 2008.

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

      ALP accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at September 30, 2008 unless otherwise noted, is possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

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

      A case entitled The Falls Maintenance Association, Inc. v. Arvida/JMB Partners, Arvida/JMB Managers, Inc., CCL Consultants, Inc. and Stiles Corporation f/k/a Stiles Landscape Service Co., Case No. 0302577 (the "Falls Maintenance Case"), was filed on or about February 10, 2003, in the 17th Judicial Circuit in and for Broward County, Florida. Plaintiff was alleged to be the homeowners' association responsible for the maintenance, repair, and replacement of the common areas within the Falls subdivision in Weston, which contains approximately 600 homes. Plaintiff complained that on turnover of the Falls subdivision, it discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, the quality/grade of the landscaping, landscaping planted too shallow, landscaping planted too deep, landscaping planted in narrow swale areas, landscaping planted in shallow soil areas, poor fertility of road rock under locations where landscaping is planted and poor maintenance. Plaintiff filed a six count complaint with five counts against Arvida/JMB Partners and Arvida/JMB Managers, Inc. for breach of implied warranty of merchantability, breach of implied warranty of fitness, breach of express warranty, fraudulent misrepresentation/concealment, and negligent design, construction and/or maintenance. Plaintiff sought an unspecified amount of compensatory damages, interest, costs, and such other and further relief as is just and equitable. Arvida/JMB Partners and Arvida/JMB Managers, Inc. filed an answer to the complaint denying substantive liability and raising various defenses. Before the case was called for trial, the case settled for the payment of $75,000 to the plaintiff homeowners' association plus legal fees and specified costs. Such amounts were paid in the third quarter of 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2008, ALP had unrestricted cash and cash equivalents of approximately $23,929,000. The source of both short-term and long-term future liquidity is expected to be derived from cash on hand and income earned thereon.

      At September 30, 2008, ALP was contingently liable under certain performance bonds for approximately $2,239,000.

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

RESULTS OF OPERATIONS

      The decrease in prepaid expenses and other assets at September 30, 2008 as compared to December 31, 2007 is primarily due to the return of certain deposits held in the first quarter of 2008.

      The decrease in unfunded development costs at September 30, 2008 is due to the payment of such costs in the second quarter of 2008.

      The decrease in interest income for the three and nine months ended September 30, 2008 as compared to the same periods in 2007 is primarily due to a decrease in the interest rates earned on investments in which ALP invests its cash reserves.

      The change in professional services for the three and nine months ended September 30, 2008 as compared to the same periods in 2007 is primarily due to the timing of litigation in which ALP is involved.

      The decrease in general and administrative expenses for the three months and nine months ended September 30, 2008 as compared to the same period in 2007 is the result of the consolidation of administrative offices in 2007.

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


                 ALP LIQUIDATING TRUST

                 BY:   Arvida Company
                       as Administrator




                       By:  GAILEN J. HULL
                            Gailen J. Hull, Vice President
                       Date:March 2, 2009


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of ALP Liquidating Trust by the following person in the capacities and on the date indicated.




                       By:  GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                       Date:March 2, 2009