Form 10-K
period 2008-12-31
ALP LIQUIDATING TRUST
filed 2009-03-31
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the Fiscal Year
Ended December 31, 2008                Commission file no. 0-16976


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

                           TABLE OF CONTENTS

                                                         Page
                                                         ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 1A.     Risk Factors . . . . . . . . . . . . . . . .   4

Item 1B.     Unresolved Staff Comments. . . . . . . . . .   4

Item 2.      Properties . . . . . . . . . . . . . . . . .   4

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   4

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . .   8


PART II

Item 5.      Market for the Registrant's Common Equity,
             Related Security Holder Matters and
             Issuer Purchases of Equity Securities. . . .   8

Item 6.      Selected Financial Data. . . . . . . . . . .   8

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . .  10

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . .  12

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  13

Item 9.      Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  26

Item 9A.     Controls and Procedures. . . . . . . . . . .  26


PART III

Item 10.     Director and Executive Officers of
             the Registrant . . . . . . . . . . . . . . .  27

Item 11.     Executive Compensation . . . . . . . . . . .  28

Item 12.     Security Ownership of Certain Beneficial
             Owners and Management and Related Security
             Holder Matters . . . . . . . . . . . . . . .  29

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  30

Item 14.     Principal Accountant Fees and Services . . .  31


PART IV

Item 15.     Exhibits, Financial Statement
             Schedules, and Reports on Form 8-K . . . . .  32


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  34

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

     Until the ultimate completion of the liquidation, winding up and termination of ALP, it is currently anticipated that ALP will retain all or substantially all of its funds in reserve to provide for the payment of, the defense against, or other satisfaction or resolution of obligations, liabilities (including contingent liabilities) and current and possible future claims, pending and possible future litigation and environmental matters. It is not possible at this time to estimate the amount of time or money that it will take to effect ALP's liquidation, winding up and termination. That portion, if any, of the funds held in reserve that are not ultimately used to pay, defend or otherwise resolve or satisfy obligations, liabilities or claims are currently anticipated to be distributed to the Unit Holders in ALP at a later date and may not be distributed until the completion of the liquidation. At such time that ALP considers its liquidation, winding up and termination to be imminent and its net realizable assets to be reasonably determinable, it expects to adopt the liquidation basis of accounting.

     Various factors may affect the timing of completing the liquidation, winding up and termination of ALP and the amount of liquidating distributions of funds, if any, out of those retained in reserve. These factors include the time and expense to resolve all obligations, liabilities and claims, including contingent liabilities and claims that are not yet asserted but may be made in the future. Among other things, delays in resolving pending or threatened litigation or other asserted claims, currently unasserted claims that arise in the future and other factors could result in a reduction in future distributions to Unit Holders in ALP and could extend the time, and significantly increase the cost, to complete the liquidation, winding up and termination of ALP. While ALP intends to defend against asserted claims where appropriate, it is currently not possible to identify or assess any defenses or counterclaims that may be available to ALP, or the magnitude of any claims that may be asserted.

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

     Pursuant to a management agreement with the Partnership, through December 31, 1997, Arvida provided development and management supervisory and advisory services and the personnel therefor to the Partnership for all of its projects and operations, subject, in each case, to the overall control of the General Partner on behalf of the Partnership. Arvida entered into a sub-management agreement with St. Joe/Arvida Company, LP (now known as St. Joe Towns & Resorts, LP - "Towns & Resorts LP"), effective January 1, 1998, whereby Towns & Resorts LP provided (and is reimbursed for) a substantial portion of the development and management supervisory and advisory services (and personnel with respect thereto) to the Partnership that Arvida would have otherwise provided pursuant to its management agreement with the Partnership. Affiliates of JMB Realty Corporation owned a minority interest in Towns & Resorts LP until July 2003, when they sold their minority interest to an affiliate of the St. Joe Company. Such sale did not involve the sale of any assets of the Partnership, the sale of the General Partner's interest in the Partnership, nor a change in the submanagement agreement for the services provided to the Partnership by Towns & Resorts LP. The St. Joe Company beneficially owns 23.8% of the outstanding beneficial interest units of ALP.

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

     Risk factors include the time and expense to resolve all obligations, liabilities and claims, including contingent liabilities and claims that are not yet asserted but may be made in the future. Among other things, contingencies, delays in resolving pending or threatened litigation or other asserted claims, currently unasserted claims that arise in the future and other factors could result in a reduction in future distributions to Unit Holders in ALP and could extend the time, and significantly increase the cost, to complete the liquidation, winding up and termination of ALP. While ALP intends to defend against asserted claims where appropriate, it is currently not possible to identify or assess any defenses or counterclaims that may be available to ALP, or the magnitude of any claims that may be asserted.


ITEM 1B.  UNRESOLVED STAFF COMMENTS

     Not Applicable


ITEM 2.  PROPERTIES

     ALP has no housing units or other material real estate assets. It continues to own a number of minor parcels that it will endeavor to sell or otherwise dispose of prior to liquidation, which are not expected to yield any material proceeds to ALP.


ITEM 3.  LEGAL PROCEEDINGS

     The Partnership accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at December 31, 2008 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

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

The Partnership has also engaged other counsel in connection with this lawsuit. The ultimate legal and financial liability of the Partnership, if any, in this matter cannot be estimated at this time. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurance.

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

     A case, The Ridges Maintenance Association, Inc. v. Arvida/JMB Partners, et al., Case No. 03-10189 (05) (the "Ridges Case"), was filed on or about June 6, 2003 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The defendants in this action include Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida Management Limited Partnership, CCL Consultants, Inc. ("CCL"), Bamboo Hammock Nursery, Inc. ("Bamboo Hammock"), and Lagasse Pool Construction, Co. ("Lagasse"). Plaintiff is alleged to be a homeowners' association representing the owners of approximately 1,500 homes and extensive common areas in the Ridges subdivision in Weston. In the seven-count amended complaint that was filed on September 16, 2005, plaintiff seeks unspecified compensatory damages, prejudgment interest, court costs and such other and further relief as the court might deem just and proper. In Count I, plaintiff seeks damages from the Arvida defendants for alleged negligent design, construction and/or maintenance of the landscaping and common elements that allegedly resulted in defects of the landscaping, sidewalks, irrigation systems, and community pool. With respect to the landscaping claims, the plaintiff claims that it evaluated the condition of the common areas after the turnover of the community in January 2000 and alleges that it discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, improper planting of inferior quality/grade of landscaping contrary to controlling government codes, shallow planting of landscaping, landscape planting in inappropriate areas, and the planting of landscaping that would uproot sidewalks. In Count II, plaintiff seeks damages from CCL, the alleged civil engineer for the community, in connection with the alleged negligent design, construction or maintenance of the common areas and elements. In Count III, plaintiff seeks damages from Bamboo Hammock, the alleged landscape engineer, architect, supplier, installer and/or designer, in connection with alleged defects in the landscaping resulting in damage to, among other things, the landscaping and sidewalks. In Count IV, plaintiff seeks damages from Lagasse for alleged defects in the community pool. In Count V, plaintiff seeks damages from Arvida/JMB Partners, a general partnership in which ALP owns a 99.9% interest, and Arvida/JMB Managers, Inc., the former General Partner of the Partnership, seeking to hold these entities vicariously responsible for the acts of CCL, Bamboo Hammock, and/or Lagasse. In Count VI, plaintiff seeks damages from the Arvida/JMB Partners and Arvida/JMB Managers, Inc. for various breaches of fiduciary duty. In this count, plaintiff alleges that prior to the turnover of the community, these defendants engaged in acts that amounted to a breach of fiduciary duty to plaintiff in that they, among other things, (i) allegedly improperly executed an amendment to the declarations of covenant for their sole benefit and to the financial detriment of the plaintiff; (ii) allegedly engaged in acts that constituted a conflict of interest; (iii) allegedly failed to maintain appropriate care, custody and control over the financial affairs of the homeowners' association by failing to pay for common expenses; (iv) allegedly improperly transferred funds by and between plaintiff and a non-party, The Town Foundation, Inc., which transfers allegedly amounted to a violation of these defendants' obligations to fund operating deficits and a breach of fiduciary duty; and (v) allegedly transferred funds by and between various entities under their common control in violation of Florida statute and their fiduciary duty to plaintiff. Plaintiffs voluntarily withdrew Count VII. The Arvida defendants filed their answer to the amended complaint denying substantive liability and raising various defenses. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. The case is currently set for mediation on March 30, 2009. The Partnership has received a notice setting this matter for a calendar call for a trial period beginning May 18, 2009. The ultimate legal and financial liability of the Partnership, if any, in this matter cannot be estimated with certainty at this time.

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

     The Partnership is not able to determine what, if any, loss exposure that it may have for the remaining landscape case, and the accompanying financial statements do not reflect any accruals related to that case. The remaining landscape case has been tendered to Zurich for defense and indemnity. The Partnership has also engaged other counsel in connection with the landscape cases. The Partnership has received from Zurich letters purporting to reserve its rights in the Ridges and Falls Maintenance Cases.

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

     There were no matters submitted to a vote of Unit Holders during 2008.


                                PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     As of January 1, 2009, there were 15,827 record holders of the 445,413 beneficial interest units outstanding in ALP. There is no public market for beneficial interest units. However, there are restrictions governing the transferability of these beneficial interest units set forth in ALP Agreement. In addition, no transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Administrator has been received by the Administrator. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Cash distributions to a Unit Holder of beneficial interest units will be distributed to the person recognized as the Unit Holder of the beneficial interest units as of the last day of the quarterly period preceding the quarter in which such distribution is made.

     Reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the retention of cash reserves to pay or resolve obligations and liabilities of, and claims asserted, and possible future cash distribution(s).


ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the financial statements and the notes to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2008 and 2007 are derived from our audited consolidated financial statements included herein.

                         ALP LIQUIDATING TRUST

                   FOR THE YEARS ENDED 2008 and 2007


                                                2008          2007
                                            -----------   -----------

Total revenues. . . . . . . . . . . . . .   $   733,493     1,400,579
                                            ===========   ===========

Net loss. . . . . . . . . . . . . . . . .   $  (957,018)   (1,073,130)
                                            ===========   ===========

Net loss per unit (a) . . . . . . . . . .   $     (2.15)        (2.41)
                                            ===========   ===========

Total assets (b). . . . . . . . . . . . .   $24,623,289    26,893,590
                                            ===========   ===========

Total liabilities (b) . . . . . . . . . .   $ 1,553,173     2,866,456
                                            ===========   ===========

Cash distributions per unit (c) . . . . .   $     --            --
                                            ===========   ===========

     The above selected consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

   (a) The net (loss) income per beneficial interest unit is based upon the number of units outstanding at the end of each period.

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

     Various factors may affect the timing of completing the liquidation, winding up and termination of ALP and the amount of liquidating distributions of funds, if any, out of those retained in reserve. These factors include the time and expense to resolve all obligations, liabilities and claims, including contingent liabilities and claims that are not yet asserted but may be made in the future. Among other things, delays in resolving pending or threatened litigation or other asserted claims, currently unasserted claims that arise in the future and other factors could result in a reduction in future distributions to Unit Holders in ALP and could extend the time, and significantly increase the cost, to complete the liquidation, winding up and termination of ALP. While ALP intends to defend against asserted claims where appropriate, it is currently not possible to identify or assess any defenses or counterclaims that may be available to ALP, or the magnitude of any claims that may be asserted.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2008 and 2007, ALP had unrestricted cash and cash equivalents of approximately $23,928,000 and $26,076,000, respectively. At February 28, 2009, ALP had unrestricted cash and cash equivalents of approximately $23,854,000. The source of both short-term and long-term future liquidity is expected to be derived from cash on hand and income earned thereon.

     At December 31, 2008, ALP has been released from approximately $2,239,000 of its obligations under certain performance bonds. The remaining $48,000 performance bonds which ALP is still liable are fully collateralized.

     ALP expects to use its capital resources to execute its liquidation and dissolution, and with remaining funds, if any, to be used to make liquidating distributions to Unit Holders.

RESULTS OF OPERATIONS

     The decrease in prepaid expenses and other assets at December 31, 2008 as compared to December 31, 2007 is primarily due to the return of certain deposits held in the first quarter of 2008.

     The decrease in accounts payable and accrued expenses at December 31, 2008 as compared to December 31, 2007 and the related decrease in other expenses are primarily due to the re-evaluation and subsequent removal of reserves from the balance sheet at the end of the second quarter of 2008.

     The decrease in unfunded development costs at December 31, 2008 as compared to December 31, 2007 is due to the payment of such costs in the second quarter of 2008.

     The decrease in interest and other income for the year ended
December 31, 2008 as compared to the same period in 2007 is primarily due to lower cash balances available for investment as well as a decrease in the rates ALP is able to earn on investments in which it invests its cash reserves.

     The decrease in general and administrative expenses for the year ended December 31, 2008 as compared to the same period in 2007 is the result of the consolidation of administrative offices in 2007.

INFLATION

     The relatively low rates of inflation in recent years generally have not had a material effect on ALP. Inflation in future periods is likely to increase the costs of ALP's operations, principally for professional services and general and administrative expenses.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     ALP's only market rate exposure was interest rate risk related to marketable securities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         ALP LIQUIDATING TRUST

                                 INDEX


Report of Independent Registered Public Accounting Firm,
  December 31, 2008 and 2007

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended
  December 31, 2008 and 2007

Consolidated Statements of Changes in Unit Holders' Equity for the years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended
  December 31, 2008 and 2007

Notes to Financial Statements


SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or immaterial, or the information is presented in the consolidated financial statements or related notes.

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




The Trustees of
ALP Liquidating Trust

We have audited the accompanying consolidated balance sheets of ALP Liquidating Trust (the "Trust") as of December 31, 2008 and 2007, and the related consolidated statements of operations, unit holders' equity and cash flows for each of the two years in the period ended December 31, 2008.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respect, the financial position of ALP Liquidating Trust at December 31, 2008 and 2007, and the results of operations and its cash flows for the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of ALP Liquidating Trust's internal control over financial reporting as of December 31, 2008 included in the accompanying Management's Report on Internal Control Over Financial Reporting and, accordingly, we do not express as opinion thereon.





Chicago, Illinois
March 31, 2009

PART II.  FINANCIAL INFORMATION

     ITEM 8.  FINANCIAL STATEMENTS


                         ALP LIQUIDATING TRUST

                      CONSOLIDATED BALANCE SHEETS

                      DECEMBER 31, 2008 and 2007



                                ASSETS
                                ------

                                             2008           2007
                                         ------------  -------------

Cash and cash equivalents . . . . . . .   $23,927,508     26,075,864
Restricted cash . . . . . . . . . . . .       684,426        682,422
Prepaid expenses and other assets . . .        11,355        135,304
                                          -----------   ------------

          Total assets. . . . . . . . .   $24,623,289     26,893,590
                                          ===========   ============


                 LIABILITIES AND UNIT HOLDERS' EQUITY
                 ------------------------------------

Accounts payable and accrued expenses .   $ 1,553,173      1,934,776
Unfunded development costs. . . . . . .         --           931,680
                                          -----------   ------------
          Total liabilities . . . . . .     1,553,173      2,866,456
                                          -----------   ------------

Commitments and Contingencies

Unit Holders' equity (445,413 and
  446,088 beneficial interest units
  at December 31, 2008 and 2007,
  respectively) . . . . . . . . . . . .    23,070,116     24,027,134
                                          -----------   ------------

          Total liabilities and
            Unit Holders' equity. . . .   $24,623,289     26,893,590
                                          ===========   ============



















            The accompanying notes are an integral part of
               these consolidated financial statements.

                         ALP LIQUIDATING TRUST

                 CONSOLIDATED STATEMENTS OF OPERATIONS

                YEARS ENDED DECEMBER 31, 2008 AND 2007



                                               2008          2007
                                           -----------   -----------
Income:
  Interest and other income . . . . . . .  $   733,493     1,400,579
                                           -----------   -----------

                                               733,493     1,400,579
                                           -----------   -----------

Expenses:
  Professional services . . . . . . . . .    1,574,055     1,539,664
  General and administrative. . . . . . .      627,060       753,998
  Other . . . . . . . . . . . . . . . . .     (510,604)      180,047
                                           -----------   -----------

                                             1,690,511     2,473,709
                                           -----------   -----------

          Net loss. . . . . . . . . . . .  $  (957,018)   (1,073,130)
                                           ===========   ===========

          Net loss per beneficial
            interest unit . . . . . . . .  $     (2.15)        (2.41)
                                           ===========   ===========

          Cash distributions per
            beneficial interest unit. . .  $     --            --
                                           ===========   ===========































            The accompanying notes are an integral part of
               these consolidated financial statements.

                         ALP LIQUIDATING TRUST

      CONSOLIDATED STATEMENTS OF CHANGES IN UNIT HOLDERS' EQUITY

                YEARS ENDED DECEMBER 31, 2008 AND 2007



                                              Amount         Units
                                           -----------    ----------

Balance, January 1, 2007. . . . . . . .    $25,100,264       446,375

Net loss. . . . . . . . . . . . . . . .     (1,073,130)        --

Units abandoned . . . . . . . . . . . .          --             (287)
                                           -----------    ----------

Balance, December 31, 2007. . . . . . .     24,027,134       446,088

Net loss. . . . . . . . . . . . . . . .       (957,018)        --

Units abandoned . . . . . . . . . . . .          --             (675)
                                           -----------    ----------

Balance, December 31, 2008. . . . . . .    $23,070,116       445,413
                                           ===========    ==========








































            The accompanying notes are an integral part of
               these consolidated financial statements.

                         ALP LIQUIDATING TRUST

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                YEARS ENDED DECEMBER 31, 2008 AND 2007



                                               2008          2007
                                           -----------   -----------
Operating activities:
  Net loss. . . . . . . . . . . . . . . .  $  (957,018)   (1,073,130)
  Changes in:
    Restricted cash . . . . . . . . . . .       (2,004)      (10,610)
    Prepaid expenses and other assets . .      123,949           632
    Accounts payable and accrued expenses     (381,603)      148,750
    Unfunded development costs. . . . . .     (931,680)        --
                                           -----------   -----------
        Net cash (used in)
          operating activities. . . . . .   (2,148,356)     (934,358)
                                           -----------   -----------
        Decrease in cash and
          cash equivalents. . . . . . . .   (2,148,356)     (934,358)

        Cash and cash equivalents,
          beginning of period . . . . . .   26,075,864    27,010,222
                                           -----------   -----------

        Cash and cash equivalents,
          end of period . . . . . . . . .  $23,927,508    26,075,864
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

     In connection with its formation, ALP issued a total of 448,794 beneficial interest units to the partners of the Partnership ("Unit Holders"). In the liquidation, each partner in the Partnership received a beneficial interest in ALP for each interest the partner held in the Partnership. As a result, a partner's percentage interest in ALP remained the same as that person's percentage interest was in the Partnership immediately prior to its liquidation. As of January 1, 2009, there were 15,827 record holders of the 445,413 beneficial interest units outstanding in ALP.

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

Basis of Presentation

     Until the ultimate completion of the liquidation, winding up and termination of ALP, it is currently anticipated that ALP will retain all or substantially all of its funds in reserve to provide for the payment of, the defense against, or other satisfaction or resolution of obligations, liabilities (including contingent liabilities), current and possible future claims, and pending and possible future litigation. It is not possible at this time to estimate the amount of time or money that it will take to effect ALP's liquidation, winding up and termination. That portion, if any, of the funds held in reserve that are not ultimately used to pay, defend or otherwise resolve or satisfy obligations, liabilities or claims are currently anticipated to be distributed to the Unit Holders in ALP at a later date and may not be distributed until the completion of the liquidation. At such time that ALP considers its liquidation, winding up and termination to be imminent and its net realizable assets to be reasonably determinable, it expects to adopt the liquidation basis of accounting.

     Various factors may affect the timing of completing the liquidation, winding up and termination of ALP and the amount of liquidating distributions of funds, if any, out of those retained in reserve. These factors include the time and expense to resolve all obligations, liabilities and claims, including contingent liabilities and claims that are not yet asserted but may be made in the future. Among other things, contingencies, delays in resolving pending or threatened litigation or other asserted claims, currently unasserted claims that arise in the future and other factors could result in a reduction in future distributions to Unit Holders in ALP and could extend the time, and significantly increase the cost, to complete the liquidation, winding up and termination of ALP. While ALP intends to defend against asserted claims where appropriate, it is currently not possible to identify or assess any defenses or counterclaims that may be available to ALP, or the magnitude of any claims that may be asserted.

     Recent Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. This Statement is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application was permitted until fiscal years beginning after November 15, 2008. The ALP's adoption of SFAS No. 157 did not have a material impact on the ALP's financial position, results of operations or cash flows.

     In March of 2008, the FASB issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133" ("FAS No. 161"). SFAS No. 161 requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows. SFAS No. 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format.
SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As this pronouncement is only disclosure-related, it will not have an impact on the financial position and results of operations.

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), "Business Combinations" ("FAS No. 141(R)"). This Statement provides greater consistency in the accounting and financial reporting for business combinations. FAS No. 141(R) establishes new disclosure requirements and, among other things, requires the acquiring entity in a business combination to record contingent consideration payable, to expense transaction costs, and to recognize all assets acquired and liabilities assumed at acquisition-date fair value. This standard is effective for the beginning of the ALP's first fiscal year beginning after December 15, 2008. FAS No. 141(R) will have a significant impact on the accounting for any future business combinations after the effective date and will impact financial statements both on the acquisition date and subsequent periods.

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("FAS No. 160"). FAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements", to establish accounting and reporting standards for the minority or noncontrolling interests in a subsidiary or variable interest entity and for the deconsolidation of a subsidiary or variable interest entity. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. It also establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary and requires expanded disclosures. FAS No. 160 is effective for the beginning of the ALP's first fiscal year beginning after December 15, 2008, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. ALP does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

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

     Reserves

     In the normal course of business, ALP incurred costs associated with the sales of homes which have previously closed. Reserves were established by charging cost of revenues and recognizing a liability for the estimated costs for each home that was closed. In the second quarter of 2008, ALP determined that these reserves were no longer necessary and removed them from the balance sheet at the end of that period.

     Liabilities

     Accounts payable and accrued expenses include legal fees, real estate taxes and other miscellaneous accruals. Unfunded development costs included estimated remaining obligations incurred related to the development of the Partnership's master planned residential communities. This amount was paid on May 22, 2008.

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

     Income Taxes

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the Unit Holders rather than ALP. However, in certain instances in the past, ALP was required under applicable state law to remit directly to the state tax authorities amounts representing withholding on applicable taxable income allocated to the Unit Holders. Such payments on behalf of Unit Holders of Interest are deemed distributions to them.


(2)  CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     Cash and cash equivalents may consist of U.S. Government obligations with original maturities of three months or less, money market demand accounts and repurchase agreements, the cost of which approximates market value. Included in Restricted cash are amounts restricted under various escrow agreements as well as cash which collateralizes certain performance bonds as discussed in note 4. ALP maintains funds in financial institutions that exceed the FDIC insured limit. ALP does not believe it is exposed to any significant credit risk.


(3)  TRANSACTIONS WITH AFFILIATES

     The Administrator or its affiliates are entitled to reimbursements for their direct expenses or out of pocket expenses related to the administration and management of ALP. For the years ended December 31, 2008 and 2007, the Administrator or its affiliates were entitled to reimbursements for legal, accounting, treasury and corporate services. Such costs for the periods totaled $459,999 and $511,632, respectively. Additionally, an affiliate of the Administrator earned and received brokerage commissions for providing insurance coverage for ALP. Such commissions paid for the years ended December 31, 2008 and 2007 were $353 and $344, respectively.

     The costs for services provided to ALP by Towns & Resorts LP personnel pursuant to a sub-management agreement for the year ended December 31, 2007 were approximately $7,000. This agreement was terminated in 2007. Towns & Resorts LP is an affiliate of the St. Joe Company who beneficially owns 23.8% of the outstanding beneficial interest units of ALP.

     Amounts receivable from or payable to the Administrator or their respective affiliates do not bear interest and are expected to be paid in future periods. At December 31, 2008 and 2007, approximately $35,000 and $95,000 was payable to the Administrator or its affiliates and is included in accounts payable and accrued expenses.


(4)  COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, ALP was contingently liable under performance bonds for approximately
$2,239,000 at December 31, 2007. ALP was released from all of these obligations in 2008. The remaining performance bonds for which ALP is liable of approximately $48,000 are fully collateralized.

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

     The Partnership accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at December 31, 2008 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

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

The Partnership has also engaged other counsel in connection with this lawsuit. The ultimate legal and financial liability of the Partnership, if any, in this matter cannot be estimated at this time. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurance.

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

     A case, The Ridges Maintenance Association, Inc. v. Arvida/JMB Partners, et al., Case No. 03-10189 (05) (the "Ridges Case"), was filed on or about June 6, 2003 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The defendants in this action include Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida Management Limited Partnership, CCL Consultants, Inc. ("CCL"), Bamboo Hammock Nursery, Inc. ("Bamboo Hammock"), and Lagasse Pool Construction, Co. ("Lagasse"). Plaintiff is alleged to be a homeowners' association representing the owners of approximately 1,500 homes and extensive common areas in the Ridges subdivision in Weston. In the seven-count amended complaint that was filed on September 16, 2005, plaintiff seeks unspecified compensatory damages, prejudgment interest, court costs and such other and further relief as the court might deem just and proper. In Count I, plaintiff seeks damages from the Arvida defendants for alleged negligent design, construction and/or maintenance of the landscaping and common elements that allegedly resulted in defects of the landscaping, sidewalks, irrigation systems, and community pool. With respect to the landscaping claims, the plaintiff claims that it evaluated the condition of the common areas after the turnover of the community in January 2000 and alleges that it discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, improper planting of inferior quality/grade of landscaping contrary to controlling government codes, shallow planting of landscaping, landscape planting in inappropriate areas, and the planting of landscaping that would uproot sidewalks. In Count II, plaintiff seeks damages from CCL, the alleged civil engineer for the community, in connection with the alleged negligent design, construction or maintenance of the common areas and elements. In Count III, plaintiff seeks damages from Bamboo Hammock, the alleged landscape engineer, architect, supplier, installer and/or designer, in connection with alleged defects in the landscaping resulting in damage to, among other things, the landscaping and sidewalks. In Count IV, plaintiff seeks damages from Lagasse for alleged defects in the community pool. In Count V, plaintiff seeks damages from Arvida/JMB Partners, a general partnership in which ALP owns a 99.9% interest, and Arvida/JMB Managers, Inc., the former General Partner of the Partnership, seeking to hold these entities vicariously responsible for the acts of CCL, Bamboo Hammock, and/or Lagasse. In Count VI, plaintiff seeks damages from the Arvida/JMB Partners and Arvida/JMB Managers, Inc. for various breaches of fiduciary duty. In this count, plaintiff alleges that prior to the turnover of the community, these defendants engaged in acts that amounted to a breach of fiduciary duty to plaintiff in that they, among other things, (i) allegedly improperly executed an amendment to the declarations of covenant for their sole benefit and to the financial detriment of the plaintiff; (ii) allegedly engaged in acts that constituted a conflict of interest; (iii) allegedly failed to maintain appropriate care, custody and control over the financial affairs of the homeowners' association by failing to pay for common expenses; (iv) allegedly improperly transferred funds by and between plaintiff and a non-party, The Town Foundation, Inc., which transfers allegedly amounted to a violation of these defendants' obligations to fund operating deficits and a breach of fiduciary duty; and (v) allegedly transferred funds by and between various entities under their common control in violation of Florida statute and their fiduciary duty to plaintiff. Plaintiffs voluntarily withdrew Count VII. The Arvida defendants filed their answer to the amended complaint denying substantive liability and raising various defenses. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. The case is currently set for mediation on March 30, 2009. The Partnership has received a notice setting this matter for a calendar call for a trial period beginning May 18, 2009. The ultimate legal and financial liability of the Partnership, if any, in this matter cannot be estimated with certainty at this time.

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

     The Partnership is not able to determine what, if any, loss exposure that it may have for the remaining landscape case, and the accompanying financial statements do not reflect any accruals related to that case. The remaining landscape case has been tendered to Zurich for defense and indemnity. The Partnership has also engaged other counsel in connection with the landscape cases. The Partnership has received from Zurich letters purporting to reserve its rights in the Ridges and Falls Maintenance Cases.

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

     Based on ALP's evaluation under the framework in Internal Control - Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2008.

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

     There is no family relationship among the foregoing director or officer. Mr. Nickele has been elected to serve a one-year term as director at the annual meeting of the Administrator held on August 12, 2008. All of the foregoing officers have been elected to serve one-year terms. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which the director or any officer was selected as such.

     The foregoing director and officers are also officers and/or directors of JMB. The foregoing director and officer are also officers and/or directors of various affiliated companies of JMB.

    The business experience during the past five years of the director and officer of the Administrator of ALP includes the following:

     Gailen J. Hull (age 60), in addition to being a Vice President of Arvida/JMB Managers, Inc., has acted as the Chief Financial Officer of the Partnership since August 2002. He is also a Senior Vice President and, since August 2002, Chief Financial Officer of JMB and an officer of various JMB affiliates. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

    Gary Nickele (age 56) is Executive Vice President and General Counsel of JMB and an officer and/or director of various JMB affiliates. Prior to becoming President of Arvida/JMB Managers, Inc., in August 2002, Mr. Nickele had been a Vice President of that corporation since April 1987. He has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

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


ITEM 11.  EXECUTIVE COMPENSATION

     The officers and the director of the Administrator receive no direct remuneration in such capacities from ALP. The Administrator and the trustees are entitled to receive a share of cash distributions, when and as cash distributions are made. The Administrator, and its affiliates received no cash distributions in 2008 and 2007. Pursuant to the ALP Liquidating Trust Agreement, the Administrator and its affiliates were allocated net loss for Federal income tax purposes for 2008 and 2007 of approximately $265,000 and $9,600, respectively.

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
Interest Units                              Units (2)

(1) Reflects beneficial ownership of beneficial interest units held directly by The St. Joe Company. The address for The St. Joe Company is 245 Riverside Drive, Suite 500, Jacksonville, Florida 32202. Wholly owned subsidiaries of The St. Joe Company are the partners, and collectively own all of ALP's beneficial interest units, in Towns & Resorts LP.

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

     Towns & Resorts LP also entered into a sub-management agreement with Arvida, effective January 1, 1998, whereby Towns & Resorts LP provided a substantial portion of the development and management supervisory and advisory services (and the personnel therefor) to ALP that Arvida would otherwise provide pursuant to its management agreement with the Partnership. This agreement terminated in 2007.

     In August 2002, the Partnership entered into an agreement for the prospective assignment to and assumption by Towns & Resorts LP of the Partnership's rights and obligations under the lease for its offices (approximately 19,100 rentable square feet of space) in Boca Raton, Florida. The assignment and assumption was effective January 1, 2004. This lease expired in December 2007.

     JMB Insurance Agency, Inc., an affiliate of the Administrator, earned and received insurance brokerage commissions in 2008 and 2007 of approximately $353 and $344 in connection with providing insurance coverage for certain of ALP, all of which was paid as of December 31, 2008. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The Administrator of ALP or its affiliates are entitled to reimbursement for their direct expenses or out-of-pocket expenses relating to the administration of ALP and the management of ALP assets. In 2008, the Administrator and its affiliates were entitled to reimbursements for legal, accounting and treasury services. Such costs for 2008 and 2007 were approximately $460,000 and $512,000, respectively, of which approximately $35,000 were unpaid as of December 31, 2008.

     Amounts payable to or by the Administrator, Towns & Resorts LP or their affiliates do not bear interest and are expected to be paid in future periods.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     McGladry & Pullen, LLP (M&P) audited the accompanying consolidated financial statements for the years ended December 31, 2008 and 2007. The fees billed by M&P and AM&G for the years ended December 31, 2008 and 2007 are as follows:

     (1)   AUDIT FEES

     The aggregate fees billed for the years ended December 31, 2008 and 2007 for professional services rendered for the audit of ALP's annual financial statements and review of the statements in ALP's Form 10-Q filings were approximately $68,000 and $66,000, respectively.

     (2)   AUDIT RELATED FEES

     None

     (3)   TAX FEES

     The aggregate fees billed for the years ended December 31, 2008 and 2007 for professional services rendered for tax compliance and tax return preparation were approximately $29,000 and $28,000, respectively.

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


                        ALP LIQUIDATING TRUST

                        BY:     Arvida Company
                                as Administrator



                                GAILEN J. HULL
                        By:     Gailen J. Hull
                                Vice President
                        Date:   March 31, 2009

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                GAILEN J. HULL
                        By:     Gailen J. Hull, Vice President
                                Principal Accounting Officer
                                and Principal Financial Officer
                        Date:   March 31, 2009



                                GARY NICKELE
                        By:     Gary Nickele, President and Sole Director
                                Principal Executive Officer
                        Date:   March 31, 2009

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