Form 10-Q
period 2009-03-31
ALP LIQUIDATING TRUST
filed 2009-05-13
CIK 814046

FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C.   20549




            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934




For the quarter ended March 31, 2009    Commission file #0-16976




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

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                       ALP LIQUIDATING TRUST

                    CONSOLIDATED BALANCE SHEETS




                              ASSETS
                              ------

                                         MARCH 31,
                                           2009     DECEMBER 31,
                                        (Unaudited)    2008
                                        ----------- ------------

Cash and cash equivalents. . . . . . .  $23,313,316   23,927,508
Restricted cash. . . . . . . . . . . .      685,229      684,426
Prepaid expenses and other assets. . .        7,039       11,355
                                        -----------  -----------

        Total assets . . . . . . . . .  $24,005,584   24,623,289
                                        ===========  ===========


                            LIABILITIES
                            -----------

Accounts payable and accrued expenses.  $ 1,523,684    1,553,173
                                        -----------  -----------
        Total liabilities. . . . . . .    1,523,684    1,553,173
                                        -----------  -----------

Commitments and Contingencies

Unit Holders' equity . . . . . . . . .   22,481,900   23,070,116
                                        -----------  -----------

        Total liabilities and
          Unit Holders' equity . . . .  $24,005,584   24,623,289
                                        ===========  ===========






















          The accompanying notes are an integral part of these consolidated financial statements.

                       ALP LIQUIDATING TRUST

               CONSOLIDATED STATEMENTS OF OPERATIONS

        FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

                            (UNAUDITED)



                                             2009        2008
                                          ----------  ----------

Income:
 Interest and other income . . . . . . .  $   22,541     186,581
                                          ----------  ----------
                                              22,541     186,581
                                          ----------  ----------

Expenses:
 Professional services . . . . . . . . .     432,565      84,608
 General and administrative. . . . . . .     175,930     163,667
 Other . . . . . . . . . . . . . . . . .       2,262     (18,299)
                                          ----------  ----------
                                             610,757     229,976
                                          ----------  ----------

     Net loss. . . . . . . . . . . . . .  $ (588,216)    (43,395)
                                          ==========  ==========

     Net loss per beneficial
      interest unit. . . . . . . . . . .  $    (1.32)      (0.10)
                                          ==========  ==========

     Cash distributions per
      beneficial interest unit . . . . .  $    --          --
                                          ==========  ==========






























          The accompanying notes are an integral part of these consolidated financial statements.

                       ALP LIQUIDATING TRUST

     CONSOLIDATED STATEMENT OF CHANGES IN UNITHOLDERS' EQUITY

             FOR THE THREE MONTHS ENDED MARCH 31, 2009

                            (UNAUDITED)





Balance, January 1, 2009 . . . . . . . . . . . . .  $23,070,116

Net loss . . . . . . . . . . . . . . . . . . . . .     (588,216)
                                                    -----------

Balance, March 31, 2009. . . . . . . . . . . . . .  $22,481,900
                                                    ===========
















































          The accompanying notes are an integral part of these consolidated financial statements.

                       ALP LIQUIDATING TRUST

               CONSOLIDATED STATEMENTS OF CASH FLOWS

        FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

                            (UNAUDITED)



                                          2009          2008
                                       -----------   ----------

Operating activities:
  Net loss . . . . . . . . . . . . . . $  (588,216)     (43,395)
  Changes in:
    Restricted cash. . . . . . . . . .        (803)      (2,777)
    Prepaid expenses and other assets.       4,316      129,113
    Accounts payable and accrued
      expenses . . . . . . . . . . . .     (29,489)     (89,462)
                                       -----------  -----------
        Net cash used in
          operating activities . . . .    (614,192)      (6,521)
                                       -----------  -----------

        Decrease in cash and
          cash equivalents . . . . . .    (614,192)      (6,521)

        Cash and cash equivalents,
          beginning of period. . . . .  23,927,508   26,075,864
                                       -----------  -----------

        Cash and cash equivalents,
          end of period. . . . . . . . $23,313,316   26,069,343
                                       ===========  ===========
































          The accompanying notes are an integral part of these consolidated financial statements.

                       ALP LIQUIDATING TRUST

                   NOTES TO FINANCIAL STATEMENTS

                          March 31, 2009
                            (UNAUDITED)



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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Readers of this quarterly report should refer to the audited financial statements for the fiscal year ended December 31, 2008, which are included in the Liquidating Trust's 2008 Annual Report on Form 10-K (File No. 0-16976) filed on March 31, 2009, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements, and which are required by U.S. generally accepted accounting principles for complete financial statements, have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the 2008 Annual Report.

     Basis of Presentation

     Until the ultimate completion of the liquidation, winding up and termination of ALP, it is currently anticipated that ALP will retain all or substantially all of its funds in reserve to provide for the payment of, the defense against, or other satisfaction or resolution of obligations, liabilities (including contingent liabilities) and current and possible future claims, and pending and possible future litigation. It is not possible at this time to estimate the amount of time or money that it will take to effect ALP's liquidation, winding up and termination. That portion, if any, of the funds held in reserve that are not ultimately used to pay, defend or otherwise resolve or satisfy obligations, liabilities or claims are currently anticipated to be distributed to the Unit Holders in ALP at a later date and may not be distributed until the completion of the liquidation. At such time that ALP considers its liquidation, winding up and termination to be imminent and its net realizable assets to be reasonably determinable, it expects to adopt the liquidation basis of accounting.

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

     Liabilities

     Accounts payable and accrued expenses include legal fees, real estate taxes, reserves, and other miscellaneous accruals. In the second quarter of 2008, ALP determined that certain reserves were no longer necessary and removed them from the balance sheet at the end of that period.

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

TRANSACTIONS WITH AFFILIATES

     ALP, subject to certain limitations, may engage affiliates of the Administrator for insurance brokerage and certain other administrative services to be performed in connection with the administration of ALP and its assets. There were no costs for the three months ended March 31, 2009 and 2008. In addition, the Administrator and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the ALP. ALP incurred such costs totalling approximately $110,000 and $122,000 for the three months ended March 31, 2009 and 2008, respectively.

     Amounts payable to the Administrator or their respective affiliates do not bear interest and are expected to be paid in future periods. At March 31, 2009 and December 31, 2008, approximately $145,000 and $35,000 was payable to the Administrator or its affiliates and is included in accounts payable and accrued expenses.

COMMITMENTS AND CONTINGENCIES

     In 2008, ALP was released from its obligations of approximately $2,239,000 under certain performance bonds. The remaining performance bonds for which ALP is liable of approximately $48,000 are fully collateralized.

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

     ALP accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at March 31, 2009 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

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

     A case, The Ridges Maintenance Association, Inc. v. Arvida/JMB Partners, et al., Case No. 03-10189 (05) (the "Ridges Case"), was filed on or about June 6, 2003 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The defendants in this action include Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida Management Limited Partnership, CCL Consultants, Inc. ("CCL"), Bamboo Hammock Nursery, Inc. ("Bamboo Hammock"), and Lagasse Pool Construction, Co. ("Lagasse"). Plaintiff is alleged to be a homeowners' association representing the owners of approximately 1,500 homes and extensive common areas in the Ridges subdivision in Weston. In the seven-count amended complaint that was filed on September 16, 2005, plaintiff seeks unspecified compensatory damages, prejudgment interest, court costs and such other and further relief as the court might deem just and proper. In Count I, plaintiff seeks damages from the Arvida defendants for alleged negligent design, construction and/or maintenance of the landscaping and common elements that allegedly resulted in defects of the landscaping, sidewalks, irrigation systems, and community pool. With respect to the landscaping claims, the plaintiff claims that it evaluated the condition of the common areas after the turnover of the community in January 2000 and alleges that it discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, improper planting of inferior quality/grade of landscaping contrary to controlling government codes, shallow planting of landscaping, landscape planting in inappropriate areas, and the planting of landscaping that would uproot sidewalks. In Count II, plaintiff seeks damages from CCL, the alleged civil engineer for the community, in connection with the alleged negligent design, construction or maintenance of the common areas and elements. In Count III, plaintiff seeks damages from Bamboo Hammock, the alleged landscape engineer, architect, supplier, installer and/or designer, in connection with alleged defects in the landscaping resulting in damage to, among other things, the landscaping and sidewalks. In Count IV, plaintiff seeks damages from Lagasse for alleged defects in the community pool. In Count V, plaintiff seeks damages from Arvida/JMB Partners, a general partnership in which ALP owns a 99.9% interest, and Arvida/JMB Managers, Inc., the former General Partner of the Partnership, seeking to hold these entities vicariously responsible for the acts of CCL, Bamboo Hammock, and/or Lagasse. In Count VI, plaintiff seeks damages from the Arvida/JMB Partners and Arvida/JMB Managers, Inc. for various breaches of fiduciary duty. In this count, plaintiff alleges that prior to the turnover of the community, these defendants engaged in acts that amounted to a breach of fiduciary duty to plaintiff in that they, among other things, (i) allegedly improperly executed an amendment to the declarations of covenant for their sole benefit and to the financial detriment of the plaintiff; (ii) allegedly engaged in acts that constituted a conflict of interest; (iii) allegedly failed to maintain appropriate care, custody and control over the financial affairs of the homeowners' association by failing to pay for common expenses; (iv) allegedly improperly transferred funds by and between plaintiff and a non-party, The Town Foundation, Inc., which transfers allegedly amounted to a violation of these defendants' obligations to fund operating deficits and a breach of fiduciary duty; and (v) allegedly transferred funds by and between various entities under their common control in violation of Florida statute and their fiduciary duty to plaintiff. Plaintiffs voluntarily withdrew Count VII. The Arvida defendants filed their answer to the amended complaint denying substantive liability and raising various defenses. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. The case went to mediation on March 30, 2009 and the case did not settle. The case is currently scheduled for a calendar call on July 16, 2009 and for a trial some time over the period July 27 - August 21, 2009. The ultimate legal and financial liability of the Partnership, if any, in this matter cannot be estimated with certainty at this time.

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

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2009, ALP had unrestricted cash and cash equivalents of approximately $23,313,000. The source of both short-term and long-term future liquidity is expected to be derived from cash on hand and income earned thereon.

     Until the ultimate completion of the liquidation, winding up and termination of ALP, it is currently anticipated that ALP will retain all or substantially all of its funds in reserve to provide for the payment of, the defense against, or other satisfaction or resolution of obligations, liabilities (including contingent liabilities) and current and possible future claims, and pending and possible future litigation. It is not possible at this time to estimate the amount of time or money that it will take to effect ALP's liquidation, winding up and termination. That portion, if any, of the funds held in reserve that are not ultimately used to pay, defend or otherwise resolve or satisfy obligations, liabilities or claims are currently anticipated to be distributed to the Unit Holders in ALP at a later date and may not be distributed until the completion of the liquidation. At such time that ALP considers its liquidation, winding up and termination to be imminent and its net realizable assets to be reasonably determinable, it expects to adopt the liquidation basis of accounting.

RESULTS OF OPERATIONS

     The decrease in interest income for the three months ended March 31, 2009 as compared to the same period in 2008 is primarily due to lower cash balances available for investment as well as a decrease in the rates ALP is able to earn on its invested cash reserves.

     The increase in professional services for the three months ended March 31, 2009 as compared to the same period in 2008 is primarily due to the timing of litigation in which ALP is involved.

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

  (a)Exhibits

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

  (b)No reports on Form 8-K were filed since the beginning of the last quarter of the period covered by this report.

                            SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                ALP LIQUIDATING TRUST

                BY:  Arvida Company
                     as Administrator




                     By:   GAILEN J. HULL
                           Gailen J. Hull, Vice President
                     Date: May 13, 2009


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of ALP Liquidating Trust by the following person in the capacities and on the date indicated.




                     By:   GAILEN J. HULL
                           Gailen J. Hull, Chief Financial Officer
                           and Principal Accounting Officer
                     Date: May 13, 2009