Form 10-Q
period 2009-06-30
ALP LIQUIDATING TRUST
filed 2009-08-12
CIK 814046

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                         Washington D.C.   20549




               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934




For the quarter ended June 30, 2009          Commission file #0-16976




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

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                          ALP LIQUIDATING TRUST

                       CONSOLIDATED BALANCE SHEETS




                                 ASSETS
                                 ------

                                             JUNE 30,
                                              2009       DECEMBER 31,
                                           (Unaudited)      2008
                                           -----------   ------------

Cash and cash equivalents . . . . . . . .  $ 5,178,678     23,927,508
Short-term investments. . . . . . . . . .   17,634,881          --
Restricted cash . . . . . . . . . . . . .      686,960        684,426
Prepaid expenses and other assets . . . .      502,598         11,355
                                           -----------    -----------

        Total assets. . . . . . . . . . .  $24,003,117     24,623,289
                                           ===========    ===========


                               LIABILITIES
                               -----------

Accounts payable and accrued expenses . .  $ 2,174,660      1,553,173
                                           -----------    -----------
        Total liabilities . . . . . . . .    2,174,660      1,553,173
                                           -----------    -----------

Commitments and Contingencies

Unit Holders' equity. . . . . . . . . . .   21,828,457     23,070,116
                                           -----------    -----------

        Total liabilities and
          Unit Holders' equity. . . . . .  $24,003,117     24,623,289
                                           ===========    ===========





















             The accompanying notes are an integral part of
                these consolidated financial statements.

                          ALP LIQUIDATING TRUST

                  CONSOLIDATED STATEMENTS OF OPERATIONS

        FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

                               (UNAUDITED)



                       THREE MONTHS ENDED         SIX MONTHS ENDED
                             JUNE 30,                 JUNE 30,
                    -----------------------   -----------------------
                       2009         2008         2009         2008
                    ----------   ----------   ----------   ----------
Income:
 Interest and
  other income. .   $   15,767      129,002       38,308      315,583
                    ----------   ----------   ----------   ----------

Expenses:
 Professional
  services. . . .      516,072    1,063,852      948,637    1,148,460
 General and
  administra-
  tive. . . . . .      150,530      158,776      326,460      322,443
 Other. . . . . .        2,608     (505,838)       4,870     (524,137)
                    ----------   ----------   ----------   ----------
                       669,210      716,790    1,279,967      946,766
                    ----------   ----------   ----------   ----------

    Net loss. . .   $ (653,443)    (587,788)  (1,241,659)    (631,183)
                    ==========   ==========   ==========   ==========

    Net loss per
      beneficial
      interest
      unit. . . .   $    (1.47)       (1.31)       (2.79)       (1.41)
                    ==========   ==========   ==========   ==========

    Cash distri-
      butions per
      beneficial
      interest
      unit. . . .   $    --           --           --           --
                    ==========   ==========   ==========   ==========





















             The accompanying notes are an integral part of
                these consolidated financial statements.

                          ALP LIQUIDATING TRUST

        CONSOLIDATED STATEMENT OF CHANGES IN UNITHOLDERS' EQUITY

                 FOR THE SIX MONTHS ENDED JUNE 30, 2009

                               (UNAUDITED)





Balance, January 1, 2009. . . . . . . . . . . . . . . .  $23,070,116

Net loss. . . . . . . . . . . . . . . . . . . . . . . .   (1,241,659)
                                                         -----------

Balance, June 30, 2009. . . . . . . . . . . . . . . . .  $21,828,457
                                                         ===========
















































             The accompanying notes are an integral part of
                these consolidated financial statements.

                          ALP LIQUIDATING TRUST

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

                               (UNAUDITED)



                                               2009          2008
                                           -----------    ----------

Operating activities:
  Net loss. . . . . . . . . . . . . . . .  $(1,241,659)     (631,183)
  Items not providing cash:
    Amortization of discount. . . . . . .      (12,650)        --
  Changes in:
    Restricted cash . . . . . . . . . . .       (2,534)       (4,502)
    Prepaid expenses and other assets . .     (491,243)      128,554
    Accounts payable and accrued
      expenses. . . . . . . . . . . . . .      621,487       (72,490)
    Unfunded development costs. . . . . .        --         (931,680)
                                           -----------    ----------
        Net cash used in
          operating activities. . . . . .   (1,126,599)   (1,511,301)
                                           -----------    ----------

Investing activities:
  Purchase of short-term investments. . .  (17,622,231)        --
                                           -----------    ----------
        Net cash used in
          investing activities. . . . . .  (17,622,231)        --
                                           -----------    ----------

        Decrease in cash and
          cash equivalents. . . . . . . .  (18,748,830)   (1,511,301)

        Cash and cash equivalents,
          beginning of period . . . . . .   23,927,508    26,075,864
                                           -----------    ----------

        Cash and cash equivalents,
          end of period . . . . . . . . .  $ 5,178,678    24,564,563
                                           ===========    ==========






















             The accompanying notes are an integral part of
                these consolidated financial statements.

                          ALP LIQUIDATING TRUST

                      NOTES TO FINANCIAL STATEMENTS

                              June 30, 2009
                               (UNAUDITED)



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

      Cash, Cash Equivalents and Restricted Cash

      Cash and cash equivalents may consist of U.S. Government obligations with original maturities of three months or less, money market demand accounts and repurchase agreements, the cost of which approximates market value. Cash invested in U.S. Government obligations with maturities greater than three months is classified as short-term investments. Included in Restricted cash are amounts restricted under various escrow agreements as well as cash which collateralizes certain performance bonds. ALP maintains funds in financial institutions that exceed the FDIC insured limit. ALP does not believe it is exposed to any significant credit risk.

      Short-Term Investments

      It is ALP's policy to classify all of its investments in U.S. Government obligations with original maturities greater than three months as held-to maturity, as ALP has the ability and intent to hold these investments until their maturity, and are recorded at amortized cost, which approximates fair value. At June 30, 2009, short-term investments consist of $17,634,881 of such securities purchased in April 2009 and maturing in October 2009. Additionally, the amortized discount of $12,650 at June 30, 2009 is reflected in interest and other income.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (FAS 165), "Subsequent Events". FAS 165 establishes the general standards of accounting for and disclosure of subsequent events.
In addition, it requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ALP adopted
FAS 165 for the quarterly period ending June 30, 2009. The adoption of FAS 165 did not have a material impact on ALP's financial statements. ALP has performed a review of subsequent events through August 11, 2009, the date the financial statements were issued. Reference is made to commitments and contingencies for a discussion of such events.

      In June 2009, FASB issued Statement of Financial Accounting Standards

No. 168, "The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles - a replacement of SFAS
No. 162" ("FAS 168"), to become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. ALP will implement this in the third quarter of 2009. The adoption of the provisions of FAS 168 has no impact on the ALP's consolidated financial position and results of operations, but does have an impact on the presentation of notes to the financial statements.

TRANSACTIONS WITH AFFILIATES

      ALP, subject to certain limitations, may engage affiliates of the Administrator for insurance brokerage and certain other administrative services to be performed in connection with the administration of ALP and its assets. There were no costs for the three and six months ended
June 30, 2009 and 2008. In addition, the Administrator and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the ALP. ALP incurred such costs totalling approximately $241,000 and $245,000 for the six months ended June 30, 2009 and 2008, respectively.

      Amounts payable to the Administrator or its respective affiliates do not bear interest and are expected to be paid in future periods. At June 30, 2009 and December 31, 2008, approximately $83,000 and $35,000 was payable to the Administrator or its affiliates and is included in accounts payable and accrued expenses.

COMMITMENTS AND CONTINGENCIES

      In 2008, ALP was released from its obligations of approximately $2,239,000 under certain performance bonds. The remaining performance bonds for which ALP is liable of approximately $48,000 are fully collateralized.

      In late 2007 it was determined that certain remnant parcels from past developments were still owned by ALP rather than by relevant homeowners associations or public entities. These remnant parcels have no value and, to the extent hereafter deeded to third parties, will result in no material proceeds to the Trust. ALP has commenced working with relevant parties on some of these parcels to affect the transfer of these parcels where feasible. However, certain of these parcels carry past-due taxes that include years where they had been assessed on pre-subdivision values that, due to the passage of time and the expiration of local appeals periods, precluded their being deeded over in the normal course. These taxes are non-recourse to ALP. While these parcels are being handled on a case-by-case basis, where ALP is unable to effect a transfer whereby any material accrued taxes are waived by the taxing authority or assumed by the transferee, ALP generally will allow such parcels to be acquired by third parties at tax sale in order to relieve ALP from any future liabilities associated with them. The cost of completing this process is not expected to be material, however ALP is unable to predict the time period required.

      ALP accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at June 30, 2009 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

      The Partnership, the General Partner and certain related parties as well as other unrelated parties have been named defendants in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al., Case No. 03-10709
CACE 12, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was originally filed on or about June 20, 2003, plaintiffs purport to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston, which has approximately 150 homes. On May 9, 2005, plaintiffs filed a nine count second amended complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiffs complain, among other things, that the homes were not adequately built, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation thereof were improper, and that the homes suffer from improper shutter storm protection systems. The matter is currently scheduled for a hearing on a motion to certify the class on December 21-22, 2009. The Arvida defendants have filed their answer to the amended complaint. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. Due to, among other things, the early stage of the litigation, the Partnership is not able to determine what, if any, loss exposure that it may have for this matter. This case has been tendered to one of the Partnership's insurance carriers, Zurich American Insurance Company (together with its affiliates collectively, "Zurich"), for defense and indemnity. Zurich is providing a defense of this matter under a purported reservation of rights. The Partnership has also engaged other counsel in connection with this lawsuit. The ultimate legal and financial liability of the Partnership, if any, in this matter cannot be estimated with certainty at this time. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurance.

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

      A case, The Ridges Maintenance Association, Inc. v. Arvida/JMB Partners, et al., Case No. 03-10189 (05) (the "Ridges Case"), was filed on or about June 6, 2003 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The defendants in this action include Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida Management Limited Partnership, CCL Consultants, Inc. ("CCL"), Bamboo Hammock Nursery, Inc. ("Bamboo Hammock"), and Lagasse Pool Construction, Co. ("Lagasse"). Plaintiff is alleged to be a homeowners' association representing the owners of approximately 1,500 homes and extensive common areas in the Ridges subdivision in Weston. In the seven-count amended complaint that was filed on September 16, 2005, plaintiff seeks unspecified compensatory damages, prejudgment interest, court costs and such other and further relief as the court might deem just and proper. In Count I, plaintiff seeks damages from the Arvida defendants for alleged negligent design, construction and/or maintenance of the landscaping and common elements that allegedly resulted in defects of the landscaping, sidewalks, irrigation systems, and community pool. With respect to the landscaping claims, the plaintiff claims that it evaluated the condition of the common areas after the turnover of the community in January 2000 and alleges that it discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, improper planting of inferior quality/grade of landscaping contrary to controlling government codes, shallow planting of landscaping, landscape planting in inappropriate areas, and the planting of landscaping that would uproot sidewalks. In Count II, plaintiff seeks damages from CCL, the alleged civil engineer for the community, in connection with the alleged negligent design, construction or maintenance of the common areas and elements. In Count III, plaintiff seeks damages from Bamboo Hammock, the alleged landscape engineer, architect, supplier, installer and/or designer, in connection with alleged defects in the landscaping resulting in damage to, among other things, the landscaping and sidewalks. In Count IV, plaintiff seeks damages from Lagasse for alleged defects in the community pool. In Count V, plaintiff seeks damages from Arvida/JMB Partners, a general partnership in which ALP owns a 99.9% interest, and Arvida/JMB Managers, Inc., the former General Partner of the Partnership, seeking to hold these entities vicariously responsible for the acts of CCL, Bamboo Hammock, and/or Lagasse. In
Count VI, plaintiff seeks damages from the Arvida/JMB Partners and Arvida/JMB Managers, Inc. for various breaches of fiduciary duty. In this count, plaintiff alleges that prior to the turnover of the community, these defendants engaged in acts that amounted to a breach of fiduciary duty to plaintiff in that they, among other things, (i) allegedly improperly executed an amendment to the declarations of covenant for their sole benefit and to the financial detriment of the plaintiff; (ii) allegedly engaged in acts that constituted a conflict of interest; (iii) allegedly failed to maintain appropriate care, custody and control over the financial affairs of the homeowners' association by failing to pay for common expenses; (iv) allegedly improperly transferred funds by and between plaintiff and a non-party, The Town Foundation, Inc., which transfers allegedly amounted to a violation of these defendants' obligations to fund operating deficits and a breach of fiduciary duty; and (v) allegedly transferred funds by and between various entities under their common control in violation of Florida statute and their fiduciary duty to plaintiff. Plaintiffs voluntarily withdrew Count VII. The Arvida defendants filed their answer to the amended complaint denying substantive liability and raising various defenses. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. The case went to mediation on March 30, 2009 and again on July 13, 2009. The case did not settle. The case is currently scheduled for a calendar call on September 24, 2009 and for a trial some time over the period October 5 - October 30, 2009. The Ridges has been tendered to the carrier for defense and indemnity and the carrier has issued a purported reserva-tion of rights letter. The Ridges remains subject to the purported reservation of rights letter despite the settlement of certain disputes with the carrier discussed below. The Partnership has engaged additional counsel with respect to the Ridges litigation. The Partnership is not able to determine what, if any, loss exposure that it may have for the Ridges, and the accompanying financial statements do not reflect any accruals related to this case.

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

      The Partnership has received from Zurich certain purported reservation of rights letters in connection with certain of the landscaping cases. For this and other reasons, on September 26, 2005, Arvida/JMB Partners, L.P., Arvida/JMB Managers, Inc., and Arvida Management L.P. (collectively "Arvida") filed a complaint, as amended, for declaratory relief and damages against Zurich American Insurance Co., individually and as successor to Zurich Insurance co. (collectively "Zurich"), Case No. 0514346 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this complaint, Arvida sought, among other things, a declaration of its rights under its policies, attorney fees and costs, and such other relief as the court deems appropriate. On March 11, 2008, Arvida and Zurich entered into an agreement to voluntarily dismiss the pending action pending further discussions about the potential settlement of disputes regarding insurance coverage for the landscaping cases. Pursuant to the parties' agreement, the case was voluntarily dismissed on April 9, 2008. In the third quarter of 2009, ALP entered into a settlement agreement with Zurich. As a result, the parties have settled their differences with respect to the carrier's purported reservation of rights for two prior landscaping cases, the Falls and Weston Lakes matters, and the parties have released each other with respect to any claims arising out of the defense costs and settlement payments for those matters.
Further under the terms of the settlement, the parties have resolved their differences with respect to certain claims under agreements governing, among other things, deductibles for a payment of $800,000. Further, Zurich will pay ALP approximately $497,000 for the defense of the Rothal case through June 30, 2009 and will pay certain outstanding amounts owed to ALP's outside counsel for the defense of the Falls litigation. Such amounts are reflected in the balance sheet at June 30, 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2009, ALP had unrestricted cash and cash equivalents of approximately $5,179,000, as well as short-term investments of approxi-mately $17,635,000. The source of both short-term and long-term future liquidity is expected to be derived from cash on hand, the sale of investments, and income earned thereon.

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

RESULTS OF OPERATIONS

      The decrease in cash and cash equivalents and related increase in investments in securities at June 30, 2009 as compared to December 31, 2008 is the result of the purchase of U.S. Government Obligations maturing in October 2009.

      The increase in prepaid expenses and other assets at June 30, 2009 as compared to December 31, 2008 is due to the timing of reimbursements for legal fees from ALP's insurance carrier.

      The increase in accounts payable and accrued expenses at June 30, 2008 as compared to December 31, 2008 is due to the timing of payments to settle certain insurance claims.

      The decrease in interest income for the three and six months ended June 30, 2009 as compared to the same period in 2008 is primarily due to lower cash balances available for investment as well as a decrease in the rates ALP is able to earn on its invested cash reserves.

      The decrease in professional services for the three and six months ended June 30, 2009 as compared to the same period in 2008 is primarily due to the timing of litigation in which ALP is involved as well as reimbursements from insurance carriers expected in 2009 for fees paid.


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


                 ALP LIQUIDATING TRUST

                 BY:   Arvida Company
                       as Administrator




                       By:  GAILEN J. HULL
                            Gailen J. Hull, Vice President
                       Date:August 11, 2009


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of ALP Liquidating Trust by the following person in the capacities and on the date indicated.




                       By:  GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                       Date:August 11, 2009