Form 10-Q
period 2009-09-30
ALP LIQUIDATING TRUST
filed 2009-11-09
CIK 814046

FORM 10-Q


                 SECURITIES AND EXCHANGE COMMISSION
                       Washington D.C.   20549




             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934




For the quarter ended September 30, 2009  Commission file #0-16976




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

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                        ALP LIQUIDATING TRUST

                     CONSOLIDATED BALANCE SHEETS




                               ASSETS
                               ------

                                        SEPTEMBER 30,
                                            2009      DECEMBER 31,
                                        (Unaudited)      2008
                                        ------------  ------------

Cash and cash equivalents . . . . . . .  $ 5,199,456    23,927,508
Short-term investments. . . . . . . . .   17,648,766         --
Restricted cash . . . . . . . . . . . .       48,637       684,426
Prepaid expenses and other assets . . .        5,390        11,355
                                         -----------   -----------

        Total assets. . . . . . . . . .  $22,902,249    24,623,289
                                         ===========   ===========


                             LIABILITIES
                             -----------

Accounts payable and accrued expenses .  $ 1,104,041     1,553,173
                                         -----------   -----------
        Total liabilities . . . . . . .    1,104,041     1,553,173
                                         -----------   -----------

Commitments and Contingencies

Unit Holders' equity. . . . . . . . . .   21,798,208    23,070,116
                                         -----------   -----------

        Total liabilities and
          Unit Holders' equity. . . . .  $22,902,249    24,623,289
                                         ===========   ===========





















           The accompanying notes are an integral part of these consolidated financial statements.

                        ALP LIQUIDATING TRUST

                CONSOLIDATED STATEMENTS OF OPERATIONS

   FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

                             (UNAUDITED)



                     THREE MONTHS ENDED       NINE MONTHS ENDED
                        SEPTEMBER 30,            SEPTEMBER 30,
                  -----------------------  -----------------------
                     2009         2008        2009         2008
                  ----------   ----------  ----------   ----------
Income:
 Interest and
  other income. . $   15,250       82,211      53,558      397,794
                  ----------   ----------  ----------   ----------

Expenses:
 Professional
  services. . . .    (94,822)     187,323     853,815    1,335,783
 General and
  administra-
  tive. . . . . .    138,192      128,552     464,652      450,995
 Other. . . . . .      2,129          343       6,999     (523,794)
                  ----------   ----------  ----------   ----------
                      45,499      316,218   1,325,466    1,262,984
                  ----------   ----------  ----------   ----------

    Net loss. . . $  (30,249)    (234,007) (1,271,908)    (865,190)
                  ==========   ==========  ==========   ==========

    Net loss per
      beneficial
      interest
      unit. . . . $     (.07)       (0.53)      (2.86)       (1.94)
                  ==========   ==========  ==========   ==========

    Cash distri-
      butions per
      beneficial
      interest
      unit. . . . $    --           --          --           --
                  ==========   ==========  ==========   ==========





















           The accompanying notes are an integral part of these consolidated financial statements.

                        ALP LIQUIDATING TRUST

      CONSOLIDATED STATEMENT OF CHANGES IN UNITHOLDERS' EQUITY

            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

                             (UNAUDITED)





Balance, January 1, 2009. . . . . . . . . . . . . .   $23,070,116

Net loss. . . . . . . . . . . . . . . . . . . . . .    (1,271,908)
                                                      -----------

Balance, September 30, 2009 . . . . . . . . . . . .   $21,798,208
                                                      ===========
















































           The accompanying notes are an integral part of these consolidated financial statements.

                        ALP LIQUIDATING TRUST

                CONSOLIDATED STATEMENTS OF CASH FLOWS

        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

                             (UNAUDITED)



                                            2009          2008
                                        -----------    ----------

Operating activities:
  Net loss. . . . . . . . . . . . . . . $(1,271,908)     (865,190)
  Items not providing cash:
    Amortization of discount. . . . . .     (26,535)        --
  Changes in:
    Restricted cash . . . . . . . . . .     635,789        (6,224)
    Prepaid expenses and other assets .       5,965       125,989
    Accounts payable and accrued
      expenses. . . . . . . . . . . . .    (449,132)     (469,276)
    Unfunded development costs. . . . .       --         (931,680)
                                        -----------    ----------
        Net cash used in
          operating activities. . . . .  (1,105,821)   (2,146,381)
                                        -----------    ----------

Investing activities:
  Purchase of short-term investments. . (17,622,231)        --
                                        -----------    ----------
        Net cash used in
          investing activities. . . . . (17,622,231)        --
                                        -----------    ----------

        Decrease in cash and
          cash equivalents. . . . . . . (18,728,052)   (2,146,381)

        Cash and cash equivalents,
          beginning of period . . . . .  23,927,508    26,075,864
                                        -----------    ----------

        Cash and cash equivalents,
          end of period . . . . . . . . $ 5,199,456    23,929,483
                                        ===========    ==========






















           The accompanying notes are an integral part of these consolidated financial statements.

                        ALP LIQUIDATING TRUST

                    NOTES TO FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2009
                             (UNAUDITED)



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

     Cash, Cash Equivalents and Restricted Cash

     Cash and cash equivalents may consist of U.S. Government obligations with original maturities of three months or less, money market demand accounts and repurchase agreements, the cost of which approximates market value. Cash invested in U.S. Government obligations with maturities greater than three months is classified as short-term investments. At September 30, 2009 the amounts included in restricted cash consists of cash which collateralizes certain performance bonds. In the third quarter of 2009 approximately $639,000, previously held as collateral for certain escrow accounts was released. ALP maintains funds in financial institutions that exceed the FDIC insured limit. ALP does not believe it is exposed to any significant credit risk.

     Short-Term Investments

     It is ALP's policy to classify all of its investments in U.S. Government obligations with original maturities greater than three months as held-to maturity, as ALP has the ability and intent to hold these investments until their maturity, and are recorded at amortized cost, which approximates fair value. At September 30, 2009, short-term investments consist of $17,648,766 of such securities purchased in April 2009 and maturing in October 2009. Additionally, the amortized discount of $26,535 at September 30, 2009 is reflected in interest and other income.

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

TRANSACTIONS WITH AFFILIATES

     ALP, subject to certain limitations, may engage affiliates of the Administrator for insurance brokerage and certain other administrative services to be performed in connection with the administration of ALP and its assets. There were no costs for the nine months ended September 30, 2009 and 2008. In addition, the Administrator and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the ALP. ALP incurred such costs totalling approximately $342,000 and $304,000 for the nine months ended September 30, 2009 and 2008, respectively.

     Amounts payable to the Administrator or its respective affiliates do not bear interest and are expected to be paid in future periods. At September 30, 2009 and December 31, 2008, approximately $170,000 and $35,000 was payable to the Administrator or its affiliates and is included in accounts payable and accrued expenses.

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

     ALP accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at September 30, 2009 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

     The Partnership, the General Partner and certain related parties as well as other unrelated parties have been named defendants in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al., Case No. 03-10709
CACE 12, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was originally filed on or about June 20, 2003, plaintiffs purport to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston, which has approximately 150 homes. On May 9, 2005, plaintiffs filed a nine count second amended complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiffs complain, among other things, that the homes were not adequately built, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation thereof were improper, and that the homes suffer from improper shutter storm protection systems. Plaintiffs have filed a motion to expand the class to include other homes in Weston. The motion to expand the class has not yet been heard. The Arvida defendants intend to oppose the motion.

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

     A case, The Ridges Maintenance Association, Inc. v. Arvida/JMB Partners, et al., Case No. 03-10189 (05) (the "Ridges Case"), was filed on or about June 6, 2003 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The defendants in this action include Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida Management Limited Partnership, CCL Consultants, Inc. ("CCL"), Bamboo Hammock Nursery, Inc. ("Bamboo Hammock"), and Lagasse Pool Construction, Co. ("Lagasse"). Plaintiff is alleged to be a homeowners' association representing the owners of approximately 1,500 homes and extensive common areas in the Ridges subdivision in Weston. In the seven-count amended complaint that was filed on September 16, 2005, plaintiff seeks unspecified compensatory damages, prejudgment interest, court costs and such other and further relief as the court might deem just and proper. In Count I, plaintiff seeks damages from the Arvida defendants for alleged negligent design, construction and/or maintenance of the landscaping and common elements that allegedly resulted in defects of the landscaping, sidewalks, irrigation systems, and community pool. With respect to the landscaping claims, the plaintiff claims that it evaluated the condition of the common areas after the turnover of the community in January 2000 and alleges that it discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, improper planting of inferior quality/grade of landscaping contrary to controlling government codes, shallow planting of landscaping, landscape planting in inappropriate areas, and the planting of landscaping that would uproot sidewalks. In Count II, plaintiff seeks damages from CCL, the alleged civil engineer for the community, in connection with the alleged negligent design, construction or maintenance of the common areas and elements. In Count III, plaintiff seeks damages from Bamboo Hammock, the alleged landscape engineer, architect, supplier, installer and/or designer, in connection with alleged defects in the landscaping resulting in damage to, among other things, the landscaping and sidewalks. In Count IV, plaintiff seeks damages from Lagasse for alleged defects in the community pool. In Count V, plaintiff seeks damages from Arvida/JMB Partners, a general partnership in which ALP owns a 99.9% interest, and Arvida/JMB Managers, Inc., the former General Partner of the Partnership, seeking to hold these entities vicariously responsible for the acts of CCL, Bamboo Hammock, and/or Lagasse. In
Count VI, plaintiff seeks damages from the Arvida/JMB Partners and Arvida/JMB Managers, Inc. for various breaches of fiduciary duty. In this count, plaintiff alleges that prior to the turnover of the community, these defendants engaged in acts that amounted to a breach of fiduciary duty to plaintiff in that they, among other things, (i) allegedly improperly executed an amendment to the declarations of covenant for their sole benefit and to the financial detriment of the plaintiff; (ii) allegedly engaged in acts that constituted a conflict of interest; (iii) allegedly failed to maintain appropriate care, custody and control over the financial affairs of the homeowners' association by failing to pay for common expenses; (iv) allegedly improperly transferred funds by and between plaintiff and a non-party, The Town Foundation, Inc., which transfers allegedly amounted to a violation of these defendants' obligations to fund operating deficits and a breach of fiduciary duty; and (v) allegedly transferred funds by and between various entities under their common control in violation of Florida statute and their fiduciary duty to plaintiff. Plaintiffs voluntarily withdrew Count VII. The Arvida defendants filed their answer to the amended complaint denying substantive liability and raising various defenses. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. The case went to mediation on March 30, 2009 and again on July 13, 2009. The case did not settle. Plaintiff has filed a motion to add punitive damages. The Arvida defendants will contest vigorously. The case has been transferred to the complex litigation unit of the Broward County court system and is set for a case management conference on January 8, 2010 at which point further dates for the resolution of this case, including a possible trial date, will be set. The Ridges has been tendered to the carrier for defense and indemnity and the carrier has issued a purported reservation of rights letter. The Ridges remains subject to the purported reservation of rights letter despite the settlement of certain disputes with the carrier discussed below. The Partnership has engaged additional counsel with respect to the Ridges litigation. The Partnership is not able to determine what, if any, loss exposure that it may have for the Ridges, and the accompanying financial statements do not reflect any accruals related to this case.

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

     The Partnership has received from Zurich certain purported reservation of rights letters in connection with certain of the landscaping cases. For this and other reasons, on September 26, 2005, Arvida/JMB Partners, L.P., Arvida/JMB Managers, Inc., and Arvida Management L.P. (collectively "Arvida") filed a complaint, as amended, for declaratory relief and damages against Zurich American Insurance Co., individually and as successor to Zurich Insurance co. (collectively "Zurich"), Case No. 0514346 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this complaint, Arvida sought, among other things, a declaration of its rights under its policies, attorney fees and costs, and such other relief as the court deems appropriate. On March 11, 2008, Arvida and Zurich entered into an agreement to voluntarily dismiss the pending action pending further discussions about the potential settlement of disputes regarding insurance coverage for the landscaping cases. Pursuant to the parties' agreement, the case was voluntarily dismissed on April 9, 2008. In the third quarter of 2009, ALP entered into a settlement agreement with Zurich. As a result, the parties have settled their differences with respect to the carrier's purported reservation of rights for two prior landscaping cases, the Falls and Weston Lakes matters, which settled in September 2008 and December 2006, respectively, and the parties have released each other with respect to any claims arising out of the defense costs and settlement payments for those matters. Further under the terms of the settlement, the parties resolved their differences with respect to certain claims under agreements governing, among other things, deductibles for a payment of $800,000. This payment was made in July 2009.

Further, Zurich paid ALP approximately $436,000 for the defense of the Rothal case through September 30, 2009 and paid certain amounts to ALP's outside counsel for the defense of the Falls litigation. In September 2009, ALP was refunded approximately $328,000 from its outside counsel.

     Other than as described above, the Partnership is not subject to any material legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership.


SUBSEQUENT EVENTS

     ALP has evaluated subsequent events through November 9, 2009, the date the financial statements were issued as a part of the quarterly report filed on From 10-Q for the period ended September 30, 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2009, ALP had unrestricted cash and cash equivalents of approximately $5,199,000, as well as short-term investments of approxi-mately $17,649,000. The source of both short-term and long-term future liquidity is expected to be derived from cash on hand, the sale of investments, and income earned thereon.

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

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents and related increase in investments in securities at September 30, 2009 as compared to December 31, 2008 is primarily the result of the purchase of U.S. Government Obligations maturing in October 2009.

     The decrease in restricted cash at September 30, 2009 as compared to December 31, 2008 is the result of the release of collateral related to certain escrow agreements ALP is no longer required to maintain.

     The decrease in accounts payable and accrued expenses at September 30, 2009 as compared to December 31, 2008 is due to the timing of payments for professional services.

     The decrease in interest income for the three and nine months ended September 30, 2009 as compared to the same period in 2008 is primarily due to lower cash balances available for investment as well as a decrease in the rates ALP is able to earn on its invested cash reserves.

     The decrease in professional services for the three and nine months ended September 30, 2009 as compared to the same period in 2008 is primarily due to the timing of litigation in which ALP is involved as well as refunds of approximately $328,000 received in September 2009 for fees previously paid.


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


                ALP LIQUIDATING TRUST

                BY:  Arvida Company
                     as Administrator




                     By:   GAILEN J. HULL
                           Gailen J. Hull, Vice President
                     Date: November 9, 2009


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of ALP Liquidating Trust by the following person in the capacities and on the date indicated.




                     By:   GAILEN J. HULL
                           Gailen J. Hull, Chief Financial Officer
                           and Principal Accounting Officer
                     Date: November 9, 2009