Form 10-K/A
period 2008-12-31
ALP LIQUIDATING TRUST
filed 2009-12-22
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                            FORM 10-K/A
                          Amendment No. 1

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

     Large accelerated filer[  ]  Accelerated filer       [   ]
     Non-accelerated filer[  ]    Smaller reporting company[ X ]

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


Documents Incorporated by Reference:  None



-------------------------------------------------------------------------

                         EXPLANATORY NOTE


ALP Liquidating Trust ("ALP") filed a Form 10-K for the fiscal year ended December 31, 2008 (the "Original Filing") with the Securities and Exchange Commission on March 31, 2009. This Amendment No. 1 is being filed for the purpose of adding the signature of MCGLADREY & PULLEN, LLP, ALP's Independent Registered Public Accounting Firm to McGladrey and Pullen LLP's Report of Independent Registered Public Accounting Firm on page 14 included in this Amendment No. 1, which signature was inadvertently omitted from the original filing. In addition, ALP has amended Item 9A to simplify the disclosure regarding disclosure controls and procedures. Except as expressly set forth in this Amendment No. 1, the Original Filing has not been amended, updated or otherwise modified.

In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certifications by ALP's principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1.

-------------------------------------------------------------------------

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

                       ALP LIQUIDATING TRUST

                 FOR THE YEARS ENDED 2008 and 2007


                                            2008         2007
                                        -----------  -----------

Total revenues . . . . . . . . . . . .  $   733,493    1,400,579
                                        ===========  ===========

Net loss . . . . . . . . . . . . . . .  $  (957,018)  (1,073,130)
                                        ===========  ===========

Net loss per unit (a). . . . . . . . .  $     (2.15)       (2.41)
                                        ===========  ===========

Total assets (b) . . . . . . . . . . .  $24,623,289   26,893,590
                                        ===========  ===========

Total liabilities (b). . . . . . . . .  $ 1,553,173    2,866,456
                                        ===========  ===========

Cash distributions per unit (c). . . .  $     --           --
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



/s/ McGladrey & Pullen LLP

Chicago, Illinois
December 22, 2009

PART II.  FINANCIAL INFORMATION

     ITEM 8.  FINANCIAL STATEMENTS


                       ALP LIQUIDATING TRUST

                    CONSOLIDATED BALANCE SHEETS

                    DECEMBER 31, 2008 and 2007



                              ASSETS
                              ------

                                         2008          2007
                                     ------------ -------------

Cash and cash equivalents. . . . . .  $23,927,508    26,075,864
Restricted cash. . . . . . . . . . .      684,426       682,422
Prepaid expenses and other assets. .       11,355       135,304
                                      -----------  ------------

          Total assets . . . . . . .  $24,623,289    26,893,590
                                      ===========  ============


               LIABILITIES AND UNIT HOLDERS' EQUITY
               ------------------------------------

Accounts payable and accrued expenses $ 1,553,173     1,934,776
Unfunded development costs . . . . .        --          931,680
                                      -----------  ------------
          Total liabilities. . . . .    1,553,173     2,866,456
                                      -----------  ------------

Commitments and Contingencies

Unit Holders' equity (445,413 and
  446,088 beneficial interest units
  at December 31, 2008 and 2007,
  respectively). . . . . . . . . . .   23,070,116    24,027,134
                                      -----------  ------------

          Total liabilities and
            Unit Holders' equity . .  $24,623,289    26,893,590
                                      ===========  ============



















          The accompanying notes are an integral part of these consolidated financial statements.

                       ALP LIQUIDATING TRUST

               CONSOLIDATED STATEMENTS OF OPERATIONS

              YEARS ENDED DECEMBER 31, 2008 AND 2007



                                           2008         2007
                                       -----------  -----------
Income:
  Interest and other income. . . . . . $   733,493    1,400,579
                                       -----------  -----------

                                           733,493    1,400,579
                                       -----------  -----------

Expenses:
  Professional services. . . . . . . .   1,574,055    1,539,664
  General and administrative . . . . .     627,060      753,998
  Other. . . . . . . . . . . . . . . .    (510,604)     180,047
                                       -----------  -----------

                                         1,690,511    2,473,709
                                       -----------  -----------

          Net loss . . . . . . . . . . $  (957,018)  (1,073,130)
                                       ===========  ===========

          Net loss per beneficial
            interest unit. . . . . . . $     (2.15)       (2.41)
                                       ===========  ===========

          Cash distributions per
            beneficial interest unit . $     --           --
                                       ===========  ===========































          The accompanying notes are an integral part of these consolidated financial statements.

                       ALP LIQUIDATING TRUST

    CONSOLIDATED STATEMENTS OF CHANGES IN UNIT HOLDERS' EQUITY

              YEARS ENDED DECEMBER 31, 2008 AND 2007



                                           Amount       Units
                                        -----------  ----------

Balance, January 1, 2007 . . . . . . .  $25,100,264     446,375

Net loss . . . . . . . . . . . . . . .   (1,073,130)      --

Units abandoned. . . . . . . . . . . .        --           (287)
                                        -----------  ----------

Balance, December 31, 2007 . . . . . .   24,027,134     446,088

Net loss . . . . . . . . . . . . . . .     (957,018)      --

Units abandoned. . . . . . . . . . . .        --           (675)
                                        -----------  ----------

Balance, December 31, 2008 . . . . . .  $23,070,116     445,413
                                        ===========  ==========








































          The accompanying notes are an integral part of these consolidated financial statements.

                       ALP LIQUIDATING TRUST

               CONSOLIDATED STATEMENTS OF CASH FLOWS

              YEARS ENDED DECEMBER 31, 2008 AND 2007



                                           2008         2007
                                       -----------  -----------
Operating activities:
  Net loss . . . . . . . . . . . . . . $  (957,018)  (1,073,130)
  Changes in:
    Restricted cash. . . . . . . . . .      (2,004)     (10,610)
    Prepaid expenses and other assets.     123,949          632
    Accounts payable and accrued expenses (381,603)     148,750
    Unfunded development costs . . . .    (931,680)       --
                                       -----------  -----------
        Net cash (used in)
          operating activities . . . .  (2,148,356)    (934,358)
                                       -----------  -----------
        Decrease in cash and
          cash equivalents . . . . . .  (2,148,356)    (934,358)

        Cash and cash equivalents,
          beginning of period. . . . .  26,075,864   27,010,222
                                       -----------  -----------

        Cash and cash equivalents,
          end of period. . . . . . . . $23,927,508   26,075,864
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



ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The principal executive officer and the principal financial officer of ALP have evaluated the effectiveness of ALP's disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that ALP's disclosure controls and procedures were effective.

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

                   NAME AND ADDRESS       AMOUNT AND NATURE
                   OF BENEFICIAL          OF BENEFICIAL   PERCENT
TITLE OF CLASS     OWNER                  OWNERSHIP       OF CLASS
--------------     ----------------       -------------------------

Beneficial         The St. Joe Company    106,200.4399    23.8%
Interest Units                            Units (1)

Beneficial         Alfred I. duPont       106,200.4399    23.8%
Interest Units     Testamentary Trust     Units (2)

Beneficial         The Nemours            106,200.4399    23.8%
Interest Units     Foundation             Units (2)

Beneficial         Winfred L. Thornton    106,200.4399    23.8%
Interest Units                            Units (2)

Beneficial         William T.             106,200.4399    23.8%
Interest Units     Thompson III           Units (2)

Beneficial         Hugh M. Durden         106,200.4399    23.8%
Interest Units                            Units (2)

Beneficial         John F. Porter III     106,200.4399    23.8%
Interest Units                            Units (2)

Beneficial         Herbert H. Peyton      106,200.4399    23.8%
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

(2) Reflects indirect beneficial ownership of beneficial interest units held directly by The St. Joe Company. Messrs. Thornton, Thompson, Durden, Porter and Peyton are trustees and directors of the Alfred I. duPont Testamentary Trust (the "Testamentary Trust") and The Nemours Foundation (the "Foundation"), respectively. As a result of the Testamentary Trust's and the Foundation's respective direct and beneficial ownerships of outstanding shares of common stock of The St. Joe Company, the Testamentary Trust, Foundation and Messrs. Thornton, Thompson, Durden, Porter and Peytonare or may be deemed to be indirect beneficial owners of 106,200.4399 Interests owned directly by The St. Joe Company.See note (1) above. The address for each of the Testamentary Trust, Foundation and Messrs. Thornton, Thompson, Durden, Porter and Peyton is 4600 Touchton Road, East Building 200, Suite 500, Jacksonville, Florida 32246.

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

                              PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

        (a) The following documents are filed as part of this report:

            1.   Financial Statements.  (See Index to Financial
Statements filed with this annual report on
                 Form 10-K/A).

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


                       ALP LIQUIDATING TRUST

                       BY:    Arvida Company
                              as Administrator



                              GAILEN J. HULL
                       By:    Gailen J. Hull
                              Vice President
                       Date:  December 22, 2009

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              GAILEN J. HULL
                       By:    Gailen J. Hull, Vice President
                              Principal Accounting Officer
                              and Principal Financial Officer
                       Date:  December 22, 2009



                              GARY NICKELE
                       By: Gary Nickele, President and Sole Director Principal Executive Officer
                       Date:  December 22, 2009

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

10.1     Agreement between the Partnership
         and The Walt Disney Company dated
         January 29, 1987                     Yes

10.2     Letter Agreement, dated as of
         September 10, 1987, between the
         Partnership and The Walt Disney
         Company                              Yes

10.3     Management, Advisory and Supervisory
         Agreement, including the License
         Agreement for the use of the Arvida
         name as exhibit A thereto            Yes

10.4     Fourth Amended and Restated Agreement
         of Partnership of Arvida/JMB Partners,
         together with Amendment No. 1 theretoYes

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