Form 10-Q/A
period 2009-03-31
ALP LIQUIDATING TRUST
filed 2009-12-22
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C.   20549

                            FORM 10-Q/A

                          Amendment No. 1


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

-------------------------------------------------------------------------

                         EXPLANATORY NOTE

ALP Liquidating Trust ("ALP") filed a Form 10-Q for the quarter ended March 31, 2009 (the "Original Filing") with the Securities and Exchange Commission on May 13, 2009. This Amendment No. 1 is being filed as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certifications by ALP's principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1.
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




                     By:   GAILEN J. HULL
                           Gailen J. Hull, Chief Financial Officer
                           and Principal Accounting Officer
                     Date: December 22, 2009