Form 10-Q/A
period 2009-06-30
ALP LIQUIDATING TRUST
filed 2009-12-22
CIK 814046

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

                             EXPLANATORY NOTE

ALP Liquidating Trust ("ALP") filed a Form 10-Q for the quarter ended June 30, 2009 (the "Original Filing") with the Securities and Exchange Commission on August 11, 2009. This Amendment No. 1 is being filed as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certifications by ALP's principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1.
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

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                           ALP LIQUIDATING TRUST

                        CONSOLIDATED BALANCE SHEETS




                                  ASSETS
                                  ------

                                                JUNE 30,
                                                 2009       DECEMBER 31,
                                              (Unaudited)      2008
                                              -----------   ------------

Cash and cash equivalents. . . . . . . . . .  $ 5,178,678     23,927,508
Short-term investments . . . . . . . . . . .   17,634,881          --
Restricted cash. . . . . . . . . . . . . . .      686,960        684,426
Prepaid expenses and other assets. . . . . .      502,598         11,355
                                              -----------    -----------

        Total assets . . . . . . . . . . . .  $24,003,117     24,623,289
                                              ===========    ===========


                                LIABILITIES
                                -----------

Accounts payable and accrued expenses. . . .  $ 2,174,660      1,553,173
                                              -----------    -----------
        Total liabilities. . . . . . . . . .    2,174,660      1,553,173
                                              -----------    -----------

Commitments and Contingencies

Unit Holders' equity . . . . . . . . . . . .   21,828,457     23,070,116
                                              -----------    -----------

        Total liabilities and
          Unit Holders' equity . . . . . . .  $24,003,117     24,623,289
                                              ===========    ===========





















              The accompanying notes are an integral part of
                 these consolidated financial statements.

                           ALP LIQUIDATING TRUST

                   CONSOLIDATED STATEMENTS OF OPERATIONS

         FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

                                (UNAUDITED)



                         THREE MONTHS ENDED          SIX MONTHS ENDED
                               JUNE 30,                  JUNE 30,
                      -----------------------    -----------------------
                        2009          2008         2009          2008
                     ----------    ----------   ----------    ----------
Income:
 Interest and
  other income . .   $   15,767       129,002       38,308       315,583
                     ----------    ----------   ----------    ----------

Expenses:
 Professional
  services . . . .      516,072     1,063,852      948,637     1,148,460
 General and
  administra-
  tive . . . . . .      150,530       158,776      326,460       322,443
 Other . . . . . .        2,608      (505,838)       4,870      (524,137)
                     ----------    ----------   ----------    ----------
                        669,210       716,790    1,279,967       946,766
                     ----------    ----------   ----------    ----------

    Net loss . . .   $ (653,443)     (587,788)  (1,241,659)     (631,183)
                     ==========    ==========   ==========    ==========

    Net loss per
      beneficial
      interest
      unit . . . .   $    (1.47)        (1.31)       (2.79)        (1.41)
                     ==========    ==========   ==========    ==========

    Cash distri-
      butions per
      beneficial
      interest
      unit . . . .   $    --            --           --            --
                     ==========    ==========   ==========    ==========





















              The accompanying notes are an integral part of
                 these consolidated financial statements.

                           ALP LIQUIDATING TRUST

         CONSOLIDATED STATEMENT OF CHANGES IN UNITHOLDERS' EQUITY

                  FOR THE SIX MONTHS ENDED JUNE 30, 2009

                                (UNAUDITED)





Balance, January 1, 2009 . . . . . . . . . . . . . . . .    $23,070,116

Net loss . . . . . . . . . . . . . . . . . . . . . . . .     (1,241,659)
                                                            -----------

Balance, June 30, 2009 . . . . . . . . . . . . . . . . .    $21,828,457
                                                            ===========
















































              The accompanying notes are an integral part of
                 these consolidated financial statements.

                           ALP LIQUIDATING TRUST

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

                                (UNAUDITED)



                                                 2009           2008
                                             -----------     ----------

Operating activities:
  Net loss . . . . . . . . . . . . . . . .   $(1,241,659)      (631,183)
  Items not providing cash:
    Amortization of discount . . . . . . .       (12,650)         --
  Changes in:
    Restricted cash. . . . . . . . . . . .        (2,534)        (4,502)
    Prepaid expenses and other assets. . .      (491,243)       128,554
    Accounts payable and accrued
      expenses . . . . . . . . . . . . . .       621,487        (72,490)
    Unfunded development costs . . . . . .         --          (931,680)
                                             -----------     ----------
        Net cash used in
          operating activities . . . . . .    (1,126,599)    (1,511,301)
                                             -----------     ----------

Investing activities:
  Purchase of short-term investments . . .   (17,622,231)         --
                                             -----------     ----------
        Net cash used in
          investing activities . . . . . .   (17,622,231)         --
                                             -----------     ----------

        Decrease in cash and
          cash equivalents . . . . . . . .   (18,748,830)    (1,511,301)

        Cash and cash equivalents,
          beginning of period. . . . . . .    23,927,508     26,075,864
                                             -----------     ----------

        Cash and cash equivalents,
          end of period. . . . . . . . . .   $ 5,178,678     24,564,563
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