Form 10-Q/A
period 2009-09-30
ALP LIQUIDATING TRUST
filed 2009-12-22
CIK 814046

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

                              EXPLANATORY NOTE

ALP Liquidating Trust ("ALP") filed a Form 10-Q for the quarter ended September 30, 2009 (the "Original Filing") with the Securities and Exchange Commission on November 9, 2009. This Amendment No. 1 is being filed as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certifications by ALP's principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1.
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

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                            ALP LIQUIDATING TRUST

                         CONSOLIDATED BALANCE SHEETS




                                   ASSETS
                                   ------

                                             SEPTEMBER 30,
                                                 2009       DECEMBER 31,
                                             (Unaudited)       2008
                                             ------------   ------------

Cash and cash equivalents . . . . . . . . .   $ 5,199,456     23,927,508
Short-term investments. . . . . . . . . . .    17,648,766          --
Restricted cash . . . . . . . . . . . . . .        48,637        684,426
Prepaid expenses and other assets . . . . .         5,390         11,355
                                              -----------    -----------

        Total assets. . . . . . . . . . . .   $22,902,249     24,623,289
                                              ===========    ===========


                                 LIABILITIES
                                 -----------

Accounts payable and accrued expenses . . .   $ 1,104,041      1,553,173
                                              -----------    -----------
        Total liabilities . . . . . . . . .     1,104,041      1,553,173
                                              -----------    -----------

Commitments and Contingencies

Unit Holders' equity. . . . . . . . . . . .    21,798,208     23,070,116
                                              -----------    -----------

        Total liabilities and
          Unit Holders' equity. . . . . . .   $22,902,249     24,623,289
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

                            ALP LIQUIDATING TRUST

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

                                 (UNAUDITED)



                                                 2009           2008
                                             -----------     ----------

Operating activities:
  Net loss. . . . . . . . . . . . . . . . .  $(1,271,908)      (865,190)
  Items not providing cash:
    Amortization of discount. . . . . . . .      (26,535)         --
  Changes in:
    Restricted cash . . . . . . . . . . . .      635,789         (6,224)
    Prepaid expenses and other assets . . .        5,965        125,989
    Accounts payable and accrued
      expenses. . . . . . . . . . . . . . .     (449,132)      (469,276)
    Unfunded development costs. . . . . . .        --          (931,680)
                                             -----------     ----------
        Net cash used in
          operating activities. . . . . . .   (1,105,821)    (2,146,381)
                                             -----------     ----------

Investing activities:
  Purchase of short-term investments. . . .  (17,622,231)         --
                                             -----------     ----------
        Net cash used in
          investing activities. . . . . . .  (17,622,231)         --
                                             -----------     ----------

        Decrease in cash and
          cash equivalents. . . . . . . . .  (18,728,052)    (2,146,381)

        Cash and cash equivalents,
          beginning of period . . . . . . .   23,927,508     26,075,864
                                             -----------     ----------

        Cash and cash equivalents,
          end of period . . . . . . . . . .  $ 5,199,456     23,929,483
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