Form 10-K
period 2009-12-31
ALP LIQUIDATING TRUST
filed 2010-03-29
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the Fiscal Year
Ended December 31, 2009                Commission file no. 0-16976


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

Indicate by check mark whether registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or such shorter period that the registrant
was required to submit and post such files).  Yes [    ]     No [    ]

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

Item 4.      [ Reserved ] . . . . . . . . . . . . . . . . . 8


PART II

Item 5.      Market for the Registrant's Common Equity,
             Related Security Holder Matters and
             Issuer Purchases of Equity Securities. . . . . 8

Item 6.      Selected Financial Data. . . . . . . . . . . . 8

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . . .10

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . . .12

Item 8.      Financial Statements and Supplementary Data. .13

Item 9.      Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . . .25

Item 9A.     Controls and Procedures. . . . . . . . . . . .25

Item 9B.     Other Information. . . . . . . . . . . . . . .25


PART III

Item 10.     Director and Executive Officers of
             the Registrant . . . . . . . . . . . . . . . .26

Item 11.     Executive Compensation . . . . . . . . . . . .27

Item 12.     Security Ownership of Certain Beneficial
             Owners and Management and Related Security
             Holder Matters . . . . . . . . . . . . . . . .28

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . . .29

Item 14.     Principal Accountant Fees and Services . . . .30


PART IV

Item 15.     Exhibits, Financial Statement
             Schedules, and Reports on Form 8-K . . . . . .31


SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . .33

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

     Until the ultimate completion of the liquidation, winding up and termination of ALP, it is currently anticipated that ALP will retain all or substantially all of its funds in reserve to provide for the payment of, the defense against, or other satisfaction or resolution of obligations, liabilities (including contingent liabilities) and current and possible future claims and pending and possible future litigation. It is not possible at this time to estimate the amount of time or money that it will take to effect ALP's liquidation, winding up and termination. That portion, if any, of the funds held in reserve that are not ultimately used to pay, defend or otherwise resolve or satisfy obligations, liabilities or claims are currently anticipated to be distributed to the Unit Holders in ALP at a later date and may not be distributed until the completion of the liquidation. At such time that ALP considers its liquidation, winding up and termination to be imminent and its net realizable assets to be reasonably determinable, it expects to adopt the liquidation basis of accounting.

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

     Pursuant to a management agreement with the Partnership, through December 31, 1997, Arvida provided development and management supervisory and advisory services and the personnel therefor to the Partnership for all of its projects and operations, subject, in each case, to the overall control of the General Partner on behalf of the Partnership. Arvida entered into a sub-management agreement with St. Joe/Arvida Company, LP (now known as St. Joe Towns & Resorts, LP - "Towns & Resorts LP"), effective January 1, 1998, whereby Towns & Resorts LP provided (and is reimbursed for) a substantial portion of the development and management supervisory and advisory services (and personnel with respect thereto) to the Partnership that Arvida would have otherwise provided pursuant to its management agreement with the Partnership. Affiliates of JMB Realty Corporation owned a minority interest in Towns & Resorts LP until July 2003, when they sold their minority interest to an affiliate of the St. Joe Company. Such sale did not involve the sale of any assets of the Partnership, the sale of the General Partner's interest in the Partnership, nor a change in the submanagement agreement for the services provided to the Partnership by Towns & Resorts LP. The St. Joe Company beneficially owns 23.9% of the outstanding beneficial interest units of ALP.

     In late 2007 it was determined that certain remnant parcels from past developments were still owned by ALP rather than by relevant homeowners associations or public entities. These remnant parcels have no value and, to the extent hereafter deeded to third parties, will result in no material proceeds to the Trust. ALP is working with relevant parties on some of these parcels to affect the transfer of these parcels where feasible. However, certain of these parcels carry past-due taxes that include years where they had been assessed on pre-subdivision values that, due to the passage of time and the expiration of local appeals periods, precluded their being deeded over in the normal course. These taxes are non-recourse to ALP. While these parcels are being handled on a case-by-case basis, where ALP is unable to effect a transfer whereby any material accrued taxes are waived by the taxing authority or assumed by the transferee, ALP generally will allow such parcels to be acquired by third parties at tax sale in order to relieve ALP from any future liabilities associated with them. In 2009 and early 2010, ALP was able to deed a number of these parcels to outside parties and, as a result, recognized income in 2009 related to the real estate taxes that had been previously accrued for these parcels. The cost of completing this process is not expected to be material, however ALP is unable to predict the time period required.

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


ITEM 3.  LEGAL PROCEEDINGS

     ALP accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at December 31, 2009 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

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

The case went to mediation on March 11, 2010. The case did not settle. The matter is currently scheduled for a hearing on a motion to certify the class on April 13, 2010. The Arvida defendants have filed their answer to the amended complaint. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. The Partnership is not able to determine what, if any, loss exposure that it may have for this matter. This case has been tendered to one of the Partnership's insurance carriers, Zurich American Insurance Company (together with its affiliates collectively, "Zurich"), for defense and indemnity. Zurich is providing a defense of this matter under a purported reservation of rights. The Partnership has also engaged other counsel in connection with this lawsuit. The ultimate legal and financial liability of the Partnership, if any, in this matter cannot be estimated with certainty at this time. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurance.

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

     A case, The Ridges Maintenance Association, Inc. v. Arvida/JMB Partners, et al., Case No. 03-10189 (05) (the "Ridges Case"), was filed on or about June 6, 2003 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The defendants in this action include Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida Management Limited Partnership, CCL Consultants, Inc. ("CCL"), Bamboo Hammock Nursery, Inc. ("Bamboo Hammock"), and Lagasse Pool Construction, Co. ("Lagasse"). Plaintiff is alleged to be a homeowners' association representing the owners of approximately 1,500 homes and extensive common areas in the Ridges subdivision in Weston. In the seven-count amended complaint that was filed on September 16, 2005, plaintiff seeks unspecified compensatory damages, prejudgment interest, court costs and such other and further relief as the court might deem just and proper. In Count I, plaintiff seeks damages from the Arvida defendants for alleged negligent design, construction and/or maintenance of the landscaping and common elements that allegedly resulted in defects of the landscaping, sidewalks, irrigation systems, and community pool. With respect to the landscaping claims, the plaintiff claims that it evaluated the condition of the common areas after the turnover of the community in January 2000 and alleges that it discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, improper planting of inferior quality/grade of landscaping contrary to controlling government codes, shallow planting of landscaping, landscape planting in inappropriate areas, and the planting of landscaping that would uproot sidewalks. In Count II, plaintiff seeks damages from CCL, the alleged civil engineer for the community, in connection with the alleged negligent design, construction or maintenance of the common areas and elements. In Count III, plaintiff seeks damages from Bamboo Hammock, the alleged landscape engineer, architect, supplier, installer and/or designer, in connection with alleged defects in the landscaping resulting in damage to, among other things, the landscaping and sidewalks. In Count IV, plaintiff seeks damages from Lagasse for alleged defects in the community pool. In Count V, plaintiff seeks damages from Arvida/JMB Partners, a general partnership in which ALP owns a 99.9% interest, and Arvida/JMB Managers, Inc., the former General Partner of the Partnership, seeking to hold these entities vicariously responsible for the acts of CCL, Bamboo Hammock, and/or Lagasse. In
Count VI, plaintiff seeks damages from the Arvida/JMB Partners and Arvida/JMB Managers, Inc. for various breaches of fiduciary duty. In this count, plaintiff alleges that prior to the turnover of the community, these defendants engaged in acts that amounted to a breach of fiduciary duty to plaintiff in that they, among other things, (i) allegedly improperly executed an amendment to the declarations of covenant for their sole benefit and to the financial detriment of the plaintiff; (ii) allegedly engaged in acts that constituted a conflict of interest; (iii) allegedly failed to maintain appropriate care, custody and control over the financial affairs of the homeowners' association by failing to pay for common expenses; (iv) allegedly improperly transferred funds by and between plaintiff and a non-party, The Town Foundation, Inc., which transfers allegedly amounted to a violation of these defendants' obligations to fund operating deficits and a breach of fiduciary duty; and (v) allegedly transferred funds by and between various entities under their common control in violation of Florida statute and their fiduciary duty to plaintiff. Plaintiffs voluntarily withdrew Count VII. The Arvida defendants filed their answer to the amended complaint denying substantive liability and raising various defenses. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. The case went to mediation on March 30, 2009 and again on July 13, 2009. The case did not settle. Plaintiff filed a motion to add punitive damages that was denied without prejudice. The case has been transferred to the complex litigation unit of the Broward County court system. The case is set to be called for trial sometime during the period of June 28, 2010 through September 24, 2010. The Ridges has been tendered to the carrier for defense and indemnity and the carrier has issued a purported reserva-tion of rights letter. The Ridges remains subject to the purported reservation of rights letter despite the settlement of certain disputes with the carrier discussed below. The Partnership has engaged additional counsel with respect to the Ridges litigation. The Partnership is not able to determine what, if any, loss exposure that it may have for the Ridges, and the accompanying financial statements do not reflect any accruals related to this case.

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

ITEM 4.  [ Reserved ]


                                PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     As of January 1, 2010, there were 15,773 record holders of the 444,734 beneficial interest units outstanding in ALP. There is no public market for beneficial interest units. However, there are restrictions governing the transferability of these beneficial interest units set forth in ALP Agreement. In addition, no transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Administrator has been received by the Administrator. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Cash distributions to a Unit Holder of beneficial interest units will be distributed to the person recognized as the Unit Holder of the beneficial interest units as of the last day of the quarterly period preceding the quarter in which such distribution is made.

     Reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the retention of cash reserves to pay or resolve obligations and liabilities of, and claims asserted, and possible future cash distribution(s).


ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the financial statements and the notes to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2009, 2008 and 2007 are derived from our audited consolidated financial statements included herein.

                         ALP LIQUIDATING TRUST

                FOR THE YEARS ENDED 2009, 2008 and 2007


                                  2009          2008          2007
                              -----------   -----------   -----------

Total revenues. . . . . . .   $    56,364       734,308     1,400,334
                              ===========   ===========   ===========

Net loss attributable to
  Unit Holders. . . . . . .   $(2,000,154)     (957,018)   (1,073,130)
                              ===========   ===========   ===========

Net loss per unit (a) . . .   $     (4.50)        (2.15)        (2.41)
                              ===========   ===========   ===========

Total assets (b). . . . . .   $22,052,092    24,623,289    26,893,590
                              ===========   ===========   ===========

Total liabilities (b) . . .   $   944,935     1,515,989     2,830,087
                              ===========   ===========   ===========

Cash distributions
  per unit (c). . . . . . .   $     --            --            --
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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2009 and 2008, ALP had unrestricted cash and cash equivalents of approximately $21,999,000 and $23,928,000, respectively. At February 28, 2010, ALP had unrestricted cash and cash equivalents of approximately $21,873,000. The source of both short-term and long-term future liquidity is expected to be derived from cash on hand and income earned thereon.

     At December 31, 2009, ALP is liable for performance bonds in the amount of $48,000, which are fully collateralized.

     ALP expects to use its capital resources to execute its liquidation and dissolution, and with remaining funds, if any, to be used to make liquidating distributions to Unit Holders.

RESULTS OF OPERATIONS

     The decrease in restricted cash at December 31, 2009 as compared to December 31, 2008 is the result of the release of collateral related to certain escrow agreements ALP is no longer required to maintain.

     The decrease in accounts payable and accrued expenses at December 31, 2009 as compared to December 31, 2008 is primarily due to the timing of payments for professional fees as well as the settlement of certain insurance claims.

     The decrease in interest and other income for the year ended
December 31, 2009 as compared to the years ended December 31, 2008 and 2007 is primarily due to lower cash balances available for investment as well as a decrease in the rates ALP is able to earn on its invested cash reserves.

     The decrease in general and administrative expense for the years ended December 31, 2009 and 2008 as compared to December 31, 2007 is primarily due to the consolidation of administrative offices in 2007.

     Other expense for the year ended December 31, 2009 consists primarily of the reversal of real estate tax expense previously accrued on certain real estate parcels that were deeded to outside parties. Other expense for the year ended December 31, 2008 consists primarily of amounts related to the removal of reserves from the balance sheet that were determined to be no longer necessary.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         ALP LIQUIDATING TRUST

                                 INDEX


Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended
  December 31, 2009, 2008 and 2007

Consolidated Statements of Changes in Unit Holders' Equity for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended
  December 31, 2009, 2008 and 2007

Notes to Financial Statements


SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or immaterial, or the information is presented in the consolidated financial statements or related notes.

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




The Trustees of
ALP Liquidating Trust

We have audited the accompanying consolidated balance sheets of ALP Liquidating Trust (the "Trust") as of December 31, 2009 and 2008, and the related consolidated statements of operations, unit holders' equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ALP Liquidating Trust at December 31, 2009 and 2008, and the results of operations and its cash flows for the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of ALP Liquidating Trust's internal control over financial reporting as of December 31, 2009 included in the accompanying Management's Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.



/s/ McGladrey & Pullen

Chicago, Illinois
March 26, 2010

PART II.  FINANCIAL INFORMATION

     ITEM 8.  FINANCIAL STATEMENTS


                         ALP LIQUIDATING TRUST

                      CONSOLIDATED BALANCE SHEETS

                      DECEMBER 31, 2009 and 2008



                                ASSETS
                                ------

                                              2009          2008
                                          -----------   ------------

Cash and cash equivalents . . . . . . .   $21,998,812     23,927,508
Restricted cash . . . . . . . . . . . .        48,667        684,426
Prepaid expenses and other assets . . .         4,613         11,355
                                          -----------   ------------

          Total assets. . . . . . . . .   $22,052,092     24,623,289
                                          ===========   ============


                 LIABILITIES AND UNIT HOLDERS' EQUITY
                 ------------------------------------

Accounts payable and accrued expenses .   $   944,935      1,515,989
                                          -----------   ------------
          Total liabilities . . . . . .       944,935      1,515,989
                                          -----------   ------------

Commitments and Contingencies

Unit Holders' equity (444,734 and
  445,413 beneficial interest units
  at December 31, 2009 and 2008,
  respectively) . . . . . . . . . . . .    21,069,962     23,070,116

Non controlling interest. . . . . . . .        37,195         37,184
                                          -----------   ------------

          Total equity. . . . . . . . .    21,107,157     23,107,300
                                          -----------   ------------

          Total liabilities and
            Unit Holders' equity. . . .   $22,052,092     24,623,289
                                          ===========   ============















            The accompanying notes are an integral part of
               these consolidated financial statements.

                         ALP LIQUIDATING TRUST

                 CONSOLIDATED STATEMENTS OF OPERATIONS

             YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007



                                   2009         2008         2007
                               -----------  -----------  -----------
Income:
  Interest and other income .  $    56,364      734,308    1,400,334
                               -----------  -----------  -----------

                                    56,364      734,308    1,400,334
                               -----------  -----------  -----------

Expenses:
  Professional services . . .    1,548,112    1,574,055    1,539,664
  General and
    administrative. . . . . .      560,226      627,060      753,998
  Other . . . . . . . . . . .      (51,831)    (510,604)     180,047
                               -----------  -----------  -----------

                                 2,056,507    1,690,511    2,473,709
                               -----------  -----------  -----------

  Net loss. . . . . . . . . .   (2,000,143)    (956,203)  (1,073,375)

        Less: Net (loss)
          income attributable
          to non controlling
          interests . . . . .          (11)        (815)         245
                               -----------  -----------  -----------

        Net loss attributable
          to Unit Holders . .  $(2,000,154)    (957,018)  (1,073,130)
                               ===========  ===========  ===========

        Net loss per
          beneficial
          interest unit . . .  $     (4.50)       (2.15)       (2.41)
                               ===========  ===========  ===========

        Cash distributions
          per beneficial
          interest unit . . .  $     --           --           --
                               ===========  ===========  ===========



















            The accompanying notes are an integral part of
               these consolidated financial statements.

                         ALP LIQUIDATING TRUST

      CONSOLIDATED STATEMENTS OF CHANGES IN UNIT HOLDERS' EQUITY

             YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007



                                       Unit Holders           Non
                                 -----------------------  Controlling
                        Total       Amount       Units     Interests
                     -----------  ----------  ----------  -----------

Balance,
  January 1, 2007 . .$25,136,878  25,100,264     446,375      36,614

Net income (loss) . . (1,073,375) (1,073,130)      --           (245)

Units abandoned . . .      --          --           (287)      --
                     -----------  ----------  ----------  ----------

Balance,
  December 31, 2007 . 24,063,503  24,027,134     446,088      36,369

Net income (loss) . .   (956,203)   (957,018)      --            815

Units abandoned . . .      --          --           (675)      --
                     -----------  ----------  ----------  ----------

Balance,
  December 31, 2008 . 23,107,300  23,070,116     445,413      37,184

Net income (loss) . . (2,000,143) (2,000,154)      --             11

Units abandoned . . .      --          --           (679)      --
                      ----------  ----------  ----------  ----------

Balance,
  December 31, 2009 .$21,107,157  21,069,962     444,734      37,195
                     ===========  ==========  ==========  ==========



























            The accompanying notes are an integral part of
               these consolidated financial statements.

                         ALP LIQUIDATING TRUST

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

             YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007



                                   2009         2008         2007
                               -----------  -----------  -----------

Operating activities:
  Net loss. . . . . . . . . .  $(2,000,143)    (956,203)  (1,073,375)
  Changes in:
    Restricted cash . . . . .      635,759       (2,004)     (10,610)
    Prepaid expenses and
      other assets. . . . . .        6,742      123,949          632
    Accounts payable and
      accrued expenses. . . .     (571,054)    (382,418)     148,995
    Unfunded development
      costs . . . . . . . . .        --        (931,680)       --
                               -----------  -----------  -----------
       Net cash (used in)
         operating
         activities . . . . .   (1,928,696)  (2,148,356)    (934,358)
                               -----------  -----------  -----------
       Decrease in cash and
         cash equivalents . .   (1,928,696)  (2,148,356)    (934,358)

       Cash and cash
         equivalents,
         beginning of
         period . . . . . . .   23,927,508   26,075,864   27,010,222
                               -----------  -----------  -----------

       Cash and cash
         equivalents,
         end of period. . . .  $21,998,812   23,927,508   26,075,864
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

     In connection with its formation, ALP issued a total of 448,794 beneficial interest units to the partners of the Partnership ("Unit Holders"). In the liquidation, each partner in the Partnership received a beneficial interest in ALP for each interest the partner held in the Partnership. As a result, a partner's percentage interest in ALP remained the same as that person's percentage interest was in the Partnership immediately prior to its liquidation. As of January 1, 2010, there were 15,773 record holders of the 444,734 beneficial interest units outstanding in ALP.

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

Basis of Presentation

     Certain amounts in the consolidated financial statements have been reclassed to conform to current year presentations.

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

     Recent Accounting Pronouncements

     In March of 2008, the FASB issued Disclosures about Derivative Instruments and Hedging Activities. This statement requires additional disclosures about the objectives of using derivative instruments and requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. This statement became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As this pronouncement is only disclosure-related, it did not have an impact on the financial position and results of operations.

     In December 2007, the FASB issued Noncontrolling Interests in Consolidated Financial Statements. This statement establishes accounting and reporting standards for the minority or noncontrolling interests in a subsidiary or variable interest entity and for the deconsolidation of a subsidiary or variable interest entity. Minority interests are recharacterized as noncontrolling interests and classified as a component of equity, and established a single method of accounting for changes in a parent's ownership interest in a subsidiary and requires expanded disclosures. This statement became effective for the beginning of the ALP's first fiscal year beginning after December 15, 2008. The adoption of this standard did not have any impact on ALP's financial position or results of operations.

     FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the entity's tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. For the years ended December 31, 2009 and 2008, management has determined that there are no material uncertain income tax positions.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported or disclosed in the financial statements and accompanying notes. Significant estimates include the ultimate outcome of contingencies. Actual results could differ from those estimates.

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


(2)  CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     Cash and cash equivalents may consist of U.S. Government obligations with original maturities of three months or less, money market demand accounts and repurchase agreements, the cost of which approximates market value. Cash invested in U.S. Government obligations with maturities greater than three months is classified as short-term investments. At December 31, 2009 the amounts included in restricted cash consists of cash which collateralizes certain performance bonds. In the third quarter of 2009 approximately $639,000, previously held as collateral for certain escrow accounts was released. ALP maintains funds in financial institutions that exceed the FDIC insured limit. ALP does not believe it is exposed to any significant credit risk.


(3)  TRANSACTIONS WITH AFFILIATES

     The Administrator or its affiliates are entitled to reimbursements for their direct expenses or out of pocket expenses related to the administration and management of ALP. For the years ended December 31, 2009 and 2008, the Administrator or its affiliates were entitled to reimbursements for legal, accounting, treasury and corporate services. Such costs for the periods totaled $431,195 and $459,999, respectively. Additionally, an affiliate of the Administrator earned and received brokerage commissions for providing insurance coverage for ALP. Such commissions paid for the years ended December 31, 2009 and 2008 were $235 and $353, respectively.

     Amounts receivable from or payable to the Administrator or their respective affiliates do not bear interest and are expected to be paid in future periods. At December 31, 2009 and 2008, approximately $83,000 and $35,000 was payable to the Administrator or its affiliates and is included in accounts payable and accrued expenses.


(4)  COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, ALP was contingently liable under performance bonds for approximately $48,000. These performance bonds are fully collateralized.

     In late 2007 it was determined that certain remnant parcels from past developments were still owned by ALP rather than by relevant homeowners associations or public entities. These remnant parcels have no value and, to the extent hereafter deeded to third parties, will result in no material proceeds to the Trust. ALP is working with relevant parties on some of these parcels to affect the transfer of these parcels where feasible. However, certain of these parcels carry past-due taxes that include years where they had been assessed on pre-subdivision values that, due to the passage of time and the expiration of local appeals periods, precluded their being deeded over in the normal course. These taxes are non-recourse to ALP. While these parcels are being handled on a case-by-case basis, where ALP is unable to effect a transfer whereby any material accrued taxes are waived by the taxing authority or assumed by the transferee, ALP generally will allow such parcels to be acquired by third parties at tax sale in order to relieve ALP from any future liabilities associated with them. In 2009 and early 2010, ALP was able to deed a number of these parcels to outside parties and, as a result, recognized income in 2009 related to the real estate taxes that had been previously accrued for these parcels. These amounts are reflected as a reduction of other expense of approximately $68,000 in the consolidated statements of operations. The cost of completing this process is not expected to be material, however ALP is unable to predict the time period required.

     ALP accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at December 31, 2009 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

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

The case went to mediation on March 11, 2010. The case did not settle. The matter is currently scheduled for a hearing on a motion to certify the class on April 13, 2010. The Arvida defendants have filed their answer to the amended complaint. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. The Partnership is not able to determine what, if any, loss exposure that it may have for this matter. This case has been tendered to one of the Partnership's insurance carriers, Zurich American Insurance Company (together with its affiliates collectively, "Zurich"), for defense and indemnity. Zurich is providing a defense of this matter under a purported reservation of rights. The Partnership has also engaged other counsel in connection with this lawsuit. The ultimate legal and financial liability of the Partnership, if any, in this matter cannot be estimated with certainty at this time. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurance.

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

     A case, The Ridges Maintenance Association, Inc. v. Arvida/JMB Partners, et al., Case No. 03-10189 (05) (the "Ridges Case"), was filed on or about June 6, 2003 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The defendants in this action include Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida Management Limited Partnership, CCL Consultants, Inc. ("CCL"), Bamboo Hammock Nursery, Inc. ("Bamboo Hammock"), and Lagasse Pool Construction, Co. ("Lagasse"). Plaintiff is alleged to be a homeowners' association representing the owners of approximately 1,500 homes and extensive common areas in the Ridges subdivision in Weston. In the seven-count amended complaint that was filed on September 16, 2005, plaintiff seeks unspecified compensatory damages, prejudgment interest, court costs and such other and further relief as the court might deem just and proper. In Count I, plaintiff seeks damages from the Arvida defendants for alleged negligent design, construction and/or maintenance of the landscaping and common elements that allegedly resulted in defects of the landscaping, sidewalks, irrigation systems, and community pool. With respect to the landscaping claims, the plaintiff claims that it evaluated the condition of the common areas after the turnover of the community in January 2000 and alleges that it discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, improper planting of inferior quality/grade of landscaping contrary to controlling government codes, shallow planting of landscaping, landscape planting in inappropriate areas, and the planting of landscaping that would uproot sidewalks. In Count II, plaintiff seeks damages from CCL, the alleged civil engineer for the community, in connection with the alleged negligent design, construction or maintenance of the common areas and elements. In Count III, plaintiff seeks damages from Bamboo Hammock, the alleged landscape engineer, architect, supplier, installer and/or designer, in connection with alleged defects in the landscaping resulting in damage to, among other things, the landscaping and sidewalks. In Count IV, plaintiff seeks damages from Lagasse for alleged defects in the community pool. In Count V, plaintiff seeks damages from Arvida/JMB Partners, a general partnership in which ALP owns a 99.9% interest, and Arvida/JMB Managers, Inc., the former General Partner of the Partnership, seeking to hold these entities vicariously responsible for the acts of CCL, Bamboo Hammock, and/or Lagasse. In
Count VI, plaintiff seeks damages from the Arvida/JMB Partners and Arvida/JMB Managers, Inc. for various breaches of fiduciary duty. In this count, plaintiff alleges that prior to the turnover of the community, these defendants engaged in acts that amounted to a breach of fiduciary duty to plaintiff in that they, among other things, (i) allegedly improperly executed an amendment to the declarations of covenant for their sole benefit and to the financial detriment of the plaintiff; (ii) allegedly engaged in acts that constituted a conflict of interest; (iii) allegedly failed to maintain appropriate care, custody and control over the financial affairs of the homeowners' association by failing to pay for common expenses; (iv) allegedly improperly transferred funds by and between plaintiff and a non-party, The Town Foundation, Inc., which transfers allegedly amounted to a violation of these defendants' obligations to fund operating deficits and a breach of fiduciary duty; and (v) allegedly transferred funds by and between various entities under their common control in violation of Florida statute and their fiduciary duty to plaintiff. Plaintiffs voluntarily withdrew Count VII. The Arvida defendants filed their answer to the amended complaint denying substantive liability and raising various defenses. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. The case went to mediation on March 30, 2009 and again on July 13, 2009. The case did not settle. Plaintiff filed a motion to add punitive damages that was denied without prejudice. The case has been transferred to the complex litigation unit of the Broward County court system. The case is set to be called for trial sometime during the period of June 28, 2010 through September 24, 2010. The Ridges has been tendered to the carrier for defense and indemnity and the carrier has issued a purported reserva-tion of rights letter. The Ridges remains subject to the purported reservation of rights letter despite the settlement of certain disputes with the carrier discussed below. The Partnership has engaged additional counsel with respect to the Ridges litigation. The Partnership is not able to determine what, if any, loss exposure that it may have for the Ridges, and the accompanying financial statements do not reflect any accruals related to this case.

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

     Based on ALP's evaluation under the framework in Internal Control - Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2009.



ITEM 9B.  OTHER INFORMATION

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

     ALP is subject to certain conflicts of interest arising out of its relationships with the Administrator and affiliates. Various services have been and, to some extent, will continue to be provided to ALP by the Administrator and affiliates, including insurance brokerage and administrative services such as legal, accounting and treasury services.
In addition, the timing and amount of cash distributions and cash reserves and allocations of profits and losses for tax purposes, as well as the amount of expenses charged to ALP for services, are or may be affected by determinations made by the Administrator. Because the Administrator and/or its affiliates have interests in the cash distributions and the profits or losses for tax purposes of ALP or in the amount of payments or reimbursements made for services rendered to ALP, the Administrator has a conflict of interest in making the determinations affecting these matters.

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

     There is no family relationship among the foregoing director or officer. Mr. Nickele has been elected to serve a one-year term as director at the annual meeting of the Administrator held on August 11, 2009. Both of the foregoing officers have been elected to serve one-year terms. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which the director or any officer was selected as such.

     The foregoing director and officers are also officers of JMB. The foregoing director and officer are also officers and/or directors of various affiliated companies of JMB.

    The business experience during the past five years of the director and officer of the Administrator of ALP includes the following:

     Gailen J. Hull (age 61), in addition to being a Vice President of the Administrator, has acted as the Chief Financial Officer of the Partnership since August 2002. He is also a Senior Vice President and, since August 2002, Chief Financial Officer of JMB and an officer of various JMB affiliates. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

    Gary Nickele (age 57) is Executive Vice President and General Counsel of JMB and an officer and/or director of various JMB affiliates. Prior to becoming President of the Administrator, in May 2004, Mr. Nickele had been a Vice President of that corporation since June 1987. He has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     ALP is organized under the laws of the State of Delaware, and the rights of its trustees are governed by Liquidating Trust Agreement and Chapter 38 of Title 12 of the Delaware Code, 12 Del. c 8 3Ed, et. seq., as amended from time to time (as so amended, the "Trust Act"). Moreover, the beneficial interest units are not publicly traded. In view of these facts, as well as the limited business activity of ALP, the Administrator has determined that it is not necessary for ALP to have a separately designated audit committee, compensation committee, an "audit committee financial expert" or a "code of ethics" as those terms are defined in the rules and regulations of the Securities and Exchange Commission.


ITEM 11.  EXECUTIVE COMPENSATION

     The officers and the director of the Administrator receive no direct remuneration in such capacities from ALP. The Administrator and the trustees are entitled to receive a share of cash distributions, when and as cash distributions are made. The Administrator, and its affiliates received no cash distributions in 2009 and 2008. Pursuant to the ALP Liquidating Trust Agreement, the Administrator and its affiliates were allocated net loss for Federal income tax purposes for 2009 and 2008 of approximately $240,000 and $265,000, respectively.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

     (a) The following have reported beneficial ownership of more than 5% of the outstanding Beneficial Interest Units of ALP.

                    NAME AND ADDRESS        AMOUNT AND NATURE
                    OF BENEFICIAL           OF BENEFICIAL     PERCENT
TITLE OF CLASS      OWNER                   OWNERSHIP         OF CLASS
--------------      ----------------        ----------------- --------

Beneficial          The St. Joe Company     106,200.4399      23.9%
Interest Units                              Units (1)

Beneficial          Alfred I. duPont        106,200.4399      23.9%
Interest Units      Testamentary Trust      Units (2)

Beneficial          The Nemours             106,200.4399      23.9%
Interest Units      Foundation              Units (2)

Beneficial          Winfred L. Thornton     106,200.4399      23.9%
Interest Units                              Units (2)

Beneficial          William T.              106,200.4399      23.9%
Interest Units      Thompson III            Units (2)

Beneficial          Hugh M. Durden          106,200.4399      23.9%
Interest Units                              Units (2)

Beneficial          John F. Porter III      106,200.4399      23.9%
Interest Units                              Units (2)

Beneficial          Herbert H. Peyton       106,200.4399      23.9%
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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to the original Partnership Agreement and subsequent Liquidating Trust Agreement, ALP is permitted to engage in various transactions involving the Administrator and their respective affiliates. Such transactions involve conflicts of interest for the Administrator or its affiliates. Certain relationships of the Administrator (and its director and executive officer) and its affiliates to ALP are set forth above in Item 10.

     JMB Insurance Agency, Inc., an affiliate of the Administrator, earned and received insurance brokerage commissions in 2009 and 2008 of approximately $235 and $353 in connection with providing insurance coverage for certain of ALP, all of which was paid as of December 31, 2009. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The Administrator of ALP or its affiliates are entitled to reimbursement for their direct expenses or out-of-pocket expenses relating to the administration of ALP and the management of ALP assets. In 2009, the Administrator and its affiliates were entitled to reimbursements for legal, accounting and treasury services. Such costs for 2009 and 2008 were approximately $431,000 and $460,000, respectively, of which approximately $83,000 were unpaid as of December 31, 2009.

     Amounts payable to or by the Administrator or its affiliates do not bear interest and are expected to be paid in future periods.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     McGladrey & Pullen, LLP (M&P) audited the accompanying consolidated financial statements for the years ended December 31, 2009 and 2008. The fees billed by M&P for the years ended December 31, 2009, 2008 and 2007 are as follows:

     (1)   AUDIT FEES

     The aggregate fees billed for the years ended December 31, 2009, 2008 and 2007 for professional services rendered for the audit of ALP's annual financial statements and review of the statements in ALP's Form 10-Q filings were approximately $69,000, $68,000 and $66,000, respectively.

     (2)   AUDIT RELATED FEES

     None

     (3)   TAX FEES

     The aggregate fees billed for the years ended December 31, 2009, 2008 and 2007 for professional services rendered for tax compliance and tax return preparation were approximately $20,000, $29,000 and $28,000, respectively.

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

                  31.1 Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934 is filed herewith.

                  31.2 Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934 is filed herewith.

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


                        ALP LIQUIDATING TRUST

                        BY:     Arvida Company
                                as Administrator



                                GAILEN J. HULL
                        By:     Gailen J. Hull
                                Vice President
                        Date:   March 26, 2010

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                GAILEN J. HULL
                        By:     Gailen J. Hull, Vice President
                                Principal Accounting Officer
                                and Principal Financial Officer
                        Date:   March 26, 2010



                                GARY NICKELE
                        By:     Gary Nickele, President and Sole Director
                                Principal Executive Officer
                        Date:   March 26, 2010

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