Form 10-Q
period 2010-03-31
ALP LIQUIDATING TRUST
filed 2010-05-11
CIK 814046

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.   20549




              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 2010       Commission file #0-16976




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

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                         ALP LIQUIDATING TRUST

                      CONSOLIDATED BALANCE SHEETS




                                ASSETS
                                ------

                                          MARCH 31,
                                            2010      DECEMBER 31,
                                        (Unaudited)       2009
                                        ------------  ------------

Cash and cash equivalents. . . . . . . . $21,698,526    21,998,812
Restricted cash. . . . . . . . . . . . .       --           48,667
Prepaid expenses and other assets. . . .      53,013         4,613
                                         -----------   -----------

        Total assets . . . . . . . . . . $21,751,539    22,052,092
                                         ===========   ===========


                              LIABILITIES
                              -----------

Accounts payable and accrued expenses. . $ 1,364,863       944,935
                                         -----------   -----------
        Total liabilities. . . . . . . .   1,364,863       944,935
                                         -----------   -----------

Commitments and Contingencies

Unit Holders' equity . . . . . . . . . .  20,349,493    21,069,962

Non controlling interest . . . . . . . .      37,183        37,195
                                         -----------  ------------

          Total equity . . . . . . . . .  20,386,676    21,107,157
                                         -----------  ------------

        Total liabilities and
          Unit Holders' equity . . . . . $21,751,539    22,052,092
                                         ===========   ===========

















            The accompanying notes are an integral part of
               these consolidated financial statements.

                         ALP LIQUIDATING TRUST

                 CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

                              (UNAUDITED)



                                               2010        2009
                                            ----------  ----------
Income:
 Interest and other income . . . . . . . .  $       68      22,541
                                            ----------  ----------

Expenses:
 Professional services . . . . . . . . . .     600,429     432,565
 General and administrative. . . . . . . .     119,218     175,930
 Other . . . . . . . . . . . . . . . . . .         902       2,262
                                            ----------  ----------
                                               720,549     610,757
                                            ----------  ----------

    Net loss . . . . . . . . . . . . . . .    (720,481)   (588,216)

      Less: Net loss attributable to
        non controlling interests. . . . .          12       --
                                            ----------  ----------
      Net loss attributable to
        Unit Holders . . . . . . . . . . .  $ (720,469)   (588,216)
                                            ==========  ==========

      Net loss per beneficial
        interest unit. . . . . . . . . . .  $    (1.62)      (1.32)
                                            ==========  ==========

      Cash distributions per
        beneficial interest unit . . . . .  $    --          --
                                            ==========  ==========



























            The accompanying notes are an integral part of
               these consolidated financial statements.

                         ALP LIQUIDATING TRUST

       CONSOLIDATED STATEMENT OF CHANGES IN UNITHOLDERS' EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 2010

                              (UNAUDITED)



                                                          Non
                                            Unit      Controlling
                               Total       Holders     Interests
                            -----------  -----------  -----------

Balance, January 1, 2010 .  $21,107,157   21,069,962       37,195

Net loss . . . . . . . . .     (720,481)    (720,469)         (12)
                            -----------  -----------  -----------

Balance, March 31, 2010. .  $20,386,676   20,349,493       37,183
                            ===========  ===========  ===========













































            The accompanying notes are an integral part of
               these consolidated financial statements.

                         ALP LIQUIDATING TRUST

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

                              (UNAUDITED)



                                             2010         2009
                                         -----------   ----------

Operating activities:
  Net loss . . . . . . . . . . . . . .   $  (720,481)    (588,216)
  Changes in:
    Restricted cash. . . . . . . . . .        48,667         (803)
    Prepaid expenses and other assets.       (48,400)       4,316
    Accounts payable and accrued
      expenses . . . . . . . . . . . .       419,928      (29,489)
                                         -----------   ----------
        Net cash used in
          operating activities . . . .      (300,286)    (614,192)
                                         -----------   ----------

        Decrease in cash and
          cash equivalents . . . . . .      (300,286)    (614,192)

        Cash and cash equivalents,
          beginning of period. . . . .    21,998,812   23,927,508
                                         -----------   ----------

        Cash and cash equivalents,
          end of period. . . . . . . .   $21,698,526   23,313,316
                                         ===========   ==========
































            The accompanying notes are an integral part of
               these consolidated financial statements.

                         ALP LIQUIDATING TRUST

                     NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 2010
                              (UNAUDITED)



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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Readers of this quarterly report should refer to the audited financial statements for the fiscal year ended December 31, 2009, which are included in the Liquidating Trust's 2009 Annual Report on Form 10-K (File No. 0-16976) filed on March 29, 2010, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements, and which are required by U.S. generally accepted accounting principles for complete financial statements, have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the 2009 Annual Report.

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

      Cash, Cash Equivalents and Restricted Cash

      Cash and cash equivalents may consist of U.S. Government obligations with original maturities of three months or less, money market demand accounts and repurchase agreements, the cost of which approximates market value. In the first quarter of 2010, approximately $48,000 of previously restricted cash was transferred to and is being held directly by the bond holders as collateral for certain performance bonds. In the third quarter of 2009 approximately $639,000, previously held as collateral for certain escrow accounts was released. ALP maintains funds in financial institutions that exceed the FDIC insured limit. ALP does not believe it is exposed to any significant credit risk.

      Liabilities

      Accounts payable and accrued expenses include legal fees, real estate taxes, and other miscellaneous accruals.

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

      Subsequent Events

      ALP has performed an evaluation of subsequent events from the date of the financial statements included in this quarterly report through the date of its filing with the SEC.

TRANSACTIONS WITH AFFILIATES

      ALP, subject to certain limitations, may engage affiliates of the Administrator for insurance brokerage and certain other administrative services to be performed in connection with the administration of ALP and its assets. There were no costs for the three months ended March 31, 2010 and 2009. In addition, the Administrator and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the ALP. ALP incurred such costs totalling approximately $111,000 and $110,000 for the three months ended March 31, 2010 and 2009, respectively.

      Amounts payable to the Administrator or its respective affiliates do not bear interest and are expected to be paid in future periods. At
March 31, 2010 and December 31, 2009, approximately $165,000 and $83,000 was payable to the Administrator or its affiliates and is included in accounts payable and accrued expenses.

COMMITMENTS AND CONTINGENCIES

      The performance bonds for which ALP is liable of approximately $48,000 are fully collateralized.

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

      ALP accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at March 31, 2010 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

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

The case went to mediation on March 11, 2010.  The case did not settle.
The court is currently conducting hearings on a motion to certify the class. The hearings have not yet concluded. The Arvida defendants have filed their answer to the amended complaint. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. The Partnership is not able to determine what, if any, loss exposure that it may have for this matter. This case has been tendered to one of the Partnership's insurance carriers, Zurich American Insurance Company (together with its affiliates collectively, "Zurich"), for defense and indemnity. Zurich is providing a defense of this matter under a purported reservation of rights. The Partnership has also engaged other counsel in connection with this lawsuit. The ultimate legal and financial liability of the Partnership, if any, in this matter cannot be estimated with certainty at this time. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurance.

      The following lawsuit in large part allegedly arose out of landscaping issues at a certain subdivision in the Weston Community. In addition to the following landscaping case, the General Partner has received letters from other homeowners' associations in the Weston Community complaining about their landscaping. These associations have not filed suit.

      A case, The Ridges Maintenance Association, Inc. v. Arvida/JMB Partners, et al., Case No. 03-10189 (05) (the "Ridges Case"), was filed on or about June 6, 2003 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The defendants in this action include Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida Management Limited Partnership, CCL Consultants, Inc. ("CCL"), Bamboo Hammock Nursery, Inc. ("Bamboo Hammock"), and Lagasse Pool Construction, Co. ("Lagasse"). Plaintiff is alleged to be a homeowners' association representing the owners of approximately 1,500 homes and extensive common areas in the Ridges subdivision in Weston. In the seven-count amended complaint that was filed on September 16, 2005, plaintiff seeks unspecified compensatory damages, prejudgment interest, court costs and such other and further relief as the court might deem just and proper. In Count I, plaintiff seeks damages from the Arvida defendants for alleged negligent design, construction and/or maintenance of the landscaping and common elements that allegedly resulted in defects of the landscaping, sidewalks, irrigation systems, and community pool. With respect to the landscaping claims, the plaintiff claims that it evaluated the condition of the common areas after the turnover of the community in January 2000 and alleges that it discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, improper planting of inferior quality/grade of landscaping contrary to controlling government codes, shallow planting of landscaping, landscape planting in inappropriate areas, and the planting of landscaping that would uproot sidewalks. In Count II, plaintiff seeks damages from CCL, the alleged civil engineer for the community, in connection with the alleged negligent design, construction or maintenance of the common areas and elements. In Count III, plaintiff seeks damages from Bamboo Hammock, the alleged landscape engineer, architect, supplier, installer and/or designer, in connection with alleged defects in the landscaping resulting in damage to, among other things, the landscaping and sidewalks. In Count IV, plaintiff seeks damages from Lagasse for alleged defects in the community pool. In Count V, plaintiff seeks damages from Arvida/JMB Partners, a general partnership in which ALP owns a 99.9% interest, and Arvida/JMB Managers, Inc., the former General Partner of the Partnership, seeking to hold these entities vicariously responsible for the acts of CCL, Bamboo Hammock, and/or Lagasse. In
Count VI, plaintiff seeks damages from the Arvida/JMB Partners and Arvida/JMB Managers, Inc. for various breaches of fiduciary duty. In this count, plaintiff alleges that prior to the turnover of the community, these defendants engaged in acts that amounted to a breach of fiduciary duty to plaintiff in that they, among other things, (i) allegedly improperly executed an amendment to the declarations of covenant for their sole benefit and to the financial detriment of the plaintiff; (ii) allegedly engaged in acts that constituted a conflict of interest; (iii) allegedly failed to maintain appropriate care, custody and control over the financial affairs of the homeowners' association by failing to pay for common expenses; (iv) allegedly improperly transferred funds by and between plaintiff and a non-party, The Town Foundation, Inc., which transfers allegedly amounted to a violation of these defendants' obligations to fund operating deficits and a breach of fiduciary duty; and (v) allegedly transferred funds by and between various entities under their common control in violation of Florida statute and their fiduciary duty to plaintiff. Plaintiffs voluntarily withdrew Count VII. The Arvida defendants filed their answer to the amended complaint denying substantive liability and raising various defenses. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves if this matter is called for trial. Plaintiff has filed a motion to add punitive damages that was denied without prejudice. The case has been transferred to the complex litigation unit of the Broward County court system and is set for trial sometime during the period of June 28, 2010 through September 24, 2010. The case went to mediation on April 21, 2010 and has settled in principle subject to completion of certain matters. There are no assurances that the case will settle. In the event it does not settle, the Arvida defendants will defend themselves vigorously. The Ridges has been tendered to the carrier for defense and indemnity and the carrier has issued a purported reservation of rights letter. The Ridges remains subject to the purported reservation of rights letter despite the settlement of certain disputes with the carrier discussed below. The Partnership has engaged additional counsel with respect to the Ridges litigation. The accompanying financial statements reflect accruals made in the first quarter of 2010 related to amounts in the proposed settlement agreement. However, there can be no assurance that the case will ultimately settle for these or any other amounts.

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

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 2010, ALP had unrestricted cash and cash equivalents of approximately $21,699,000. The source of both short-term and long-term future liquidity is expected to be derived from cash on hand and income earned thereon.

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

RESULTS OF OPERATIONS

      The decrease in restricted cash at March 31, 2010 as compared to December 31, 2009 and the related increase in prepaid expenses and other assets for the same period is due the transfer of cash collateral for certain performance bonds to be held directly by the bondholders in March 2010.

      The increase in accounts payable and accrued expenses at March 31, 2010 as compared to December 31, 2009 is primarily due to the timing of payments for litigation in which ALP is involved and certain administrative costs.

      The decrease in interest income for the three months ended March 31, 2010 as compared to the same period in 2009 is primarily due to lower cash balances available for investment as well as a decrease in the rates ALP is able to earn on its invested cash reserves.

      The increase in professional services for the three months ended March 31, 2010 as compared to the same period in 2009 is primarily due to the timing of litigation in which ALP is involved.


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


                ALP LIQUIDATING TRUST

                BY:   Arvida Company
                      as Administrator




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: May 11, 2010


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of ALP Liquidating Trust by the following person in the capacities and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: May 11, 2010