Form 10-Q
period 2010-06-30
ALP LIQUIDATING TRUST
filed 2010-08-13
CIK 814046

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.   20549




              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 2010          Commission file #0-16976




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

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                         ALP LIQUIDATING TRUST

                      CONSOLIDATED BALANCE SHEETS




                                ASSETS
                                ------

                                            JUNE 30,
                                              2010      DECEMBER 31,
                                          (Unaudited)       2009
                                          ------------  ------------

Cash and cash equivalents . . . . . . . .  $ 5,901,717    21,998,812
Short-term investments. . . . . . . . . .   14,988,540         --
Restricted cash . . . . . . . . . . . . .        --           48,667
Prepaid expenses and other assets . . . .       53,014         4,613
                                           -----------   -----------

        Total assets. . . . . . . . . . .  $20,943,271    22,052,092
                                           ===========   ===========


                              LIABILITIES
                              -----------

Accounts payable and accrued expenses . .  $   982,039       944,935
                                           -----------   -----------
        Total liabilities . . . . . . . .      982,039       944,935
                                           -----------   -----------

Commitments and Contingencies

Unit Holders' equity. . . . . . . . . . .   19,924,101    21,069,962

Non controlling interest. . . . . . . . .       37,131        37,195
                                           -----------  ------------

          Total equity. . . . . . . . . .   19,961,232    21,107,157
                                           -----------  ------------

        Total liabilities and
          Unit Holders' equity. . . . . .  $20,943,271    22,052,092
                                           ===========   ===========
















            The accompanying notes are an integral part of
               these consolidated financial statements.

                         ALP LIQUIDATING TRUST

                 CONSOLIDATED STATEMENTS OF OPERATIONS

       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

                              (UNAUDITED)



                      THREE MONTHS ENDED         SIX MONTHS ENDED
                            JUNE 30,                 JUNE 30,
                   -----------------------   -----------------------
                       2010        2009         2010         2009
                    ----------  ----------   ----------   ----------
Income:
 Interest and
   other income .   $    3,916      15,743        3,984       38,284
                    ----------  ----------   ----------   ----------

Expenses:
 Professional
   services . . .      354,246     516,072      954,675      948,637
 General and
   administrative       71,278     150,530      190,496      326,460
 Other. . . . . .        3,836       2,608        4,738        4,870
                    ----------  ----------   ----------   ----------
                       429,360     669,210    1,149,909    1,279,967
                    ----------  ----------   ----------   ----------

    Net loss. . .     (425,444)   (653,467)  (1,145,925)  (1,241,683)

    Less: Net loss
     attributable
     to non-con-
     trolling
     interests. .           52          24           64           24
                    ----------  ----------   ----------   ----------

    Net loss
     attributable
     to Unit
     Holders. . .   $ (425,392)   (653,443)  (1,145,861)  (1,241,659)
                    ==========  ==========   ==========   ==========

    Net loss per
      beneficial
      interest
      unit. . . .   $     (.96)      (1.47)       (2.58)       (2.79)
                    ==========  ==========   ==========   ==========

    Cash distribu-
      tions per
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

                         ALP LIQUIDATING TRUST

       CONSOLIDATED STATEMENT OF CHANGES IN UNITHOLDERS' EQUITY

                FOR THE SIX MONTHS ENDED JUNE 30, 2010

                              (UNAUDITED)



                                                            Non
                                              Unit      Controlling
                                Total        Holders     Interests
                             -----------   -----------  -----------

Balance, January 1, 2010. .  $21,107,157    21,069,962       37,195

Net loss. . . . . . . . . .   (1,145,925)   (1,145,861)         (64)
                             -----------   -----------  -----------

Balance, June 30, 2010. . .  $19,961,232    19,924,101       37,131
                             ===========   ===========  ===========













































            The accompanying notes are an integral part of
               these consolidated financial statements.

                         ALP LIQUIDATING TRUST

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

                              (UNAUDITED)



                                              2010          2009
                                          -----------   -----------

Operating activities:
  Net loss. . . . . . . . . . . . . . .   $(1,145,925)   (1,241,683)
  Items not providing cash:
    Amortization of discount. . . . . .        (1,432)      (12,650)
  Changes in:
    Restricted cash . . . . . . . . . .        48,667        (2,534)
    Prepaid expenses and other assets .       (48,401)     (491,243)
    Accounts payable and accrued
      expenses. . . . . . . . . . . . .        37,104       621,511
                                          -----------   -----------
        Net cash used in
          operating activities. . . . .    (1,109,987)   (1,126,599)
                                          -----------   -----------

Investing activities:
  Purchase of short-term investments. .   (14,987,108)  (17,622,231)
                                          -----------   -----------

        Net cash used in
          investing activities. . . . .   (14,987,108)  (17,622,231)
                                          -----------   -----------

        Decrease in cash and
          cash equivalents. . . . . . .   (16,097,095)  (18,748,830)

        Cash and cash equivalents,
          beginning of period . . . . .    21,998,812    23,927,508
                                          -----------   -----------

        Cash and cash equivalents,
          end of period . . . . . . . .   $ 5,901,717     5,178,678
                                          ===========   ===========






















            The accompanying notes are an integral part of
               these consolidated financial statements.

                         ALP LIQUIDATING TRUST

                     NOTES TO FINANCIAL STATEMENTS

                             JUNE 30, 2010
                              (UNAUDITED)



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

     Short-Term Investments

     It is ALP's policy to classify all of its investments in U.S. Government obligations with original maturities greater than three months as held-to maturity, as ALP has the ability and intent to hold these investments until their maturity, and are recorded at amortized cost, which approximates fair value. At June 30, 2010, short-term investments consist of $14,988,540 of such securities purchased in June 2010 and maturing in December 2010. Additionally, the amortized discount of $1,432 at June 30, 2010 is reflected in interest and other income.

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


TRANSACTIONS WITH AFFILIATES

     ALP, subject to certain limitations, may engage affiliates of the Administrator for insurance brokerage and certain other administrative services to be performed in connection with the administration of ALP and its assets. There were no costs for the six months ended June 30, 2010 and 2009. In addition, the Administrator and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the ALP. ALP incurred such costs totalling approximately $174,000 and $241,000 for the six months ended June 30, 2010 and 2009, respectively.

     Amounts payable to the Administrator or its respective affiliates do not bear interest and are expected to be paid in future periods. At
June 30, 2010 and December 31, 2009, approximately $79,000 and $83,000 was payable to the Administrator or its affiliates and is included in accounts payable and accrued expenses.

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

     ALP accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at June 30, 2010 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

     The Partnership, the General Partner and certain related parties as well as other unrelated parties have been named defendants in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al., Case No. 03-10709
CACE 12, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was originally filed on or about June 20, 2003, plaintiffs purport to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston, which has approximately 150 homes. On May 9, 2005, plaintiffs filed a nine count second amended complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiffs complain, among other things, that the homes were not adequately built, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation thereof were improper, and that the homes suffer from improper shutter storm protection systems. Plaintiffs have filed a motion to expand the class to include other homes in Weston. The motion to expand the class was denied. The case went to mediation on March 11, 2010. The case did not settle. The court has concluded its hearings in the motion to certify the class for the Camellia Island homes and has not yet issued a ruling. The Arvida defendants have filed their answer to the amended complaint.
The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. The Partnership is not able to determine what, if any, loss exposure that it may have for this matter. This case has been tendered to one of the Partnership's insurance carriers, Zurich American Insurance Company (together with its affiliates collectively, "Zurich"), for defense and indemnity. Zurich is providing a defense of this matter under a purported reservation of rights. The Partnership has also engaged other counsel in connection with this lawsuit.

The ultimate legal and financial liability of the Partnership, if any, in this matter cannot be estimated with certainty at this time. The
Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurance.

     A case, Courtyard Homes at the Grove Maintenance Association, Inc. v. Arvida/JMB Partners, et al, Case No. 10-006028(13) ("Courtyards Case") was filed on or about February 8, 2010 in the Circuit Court of the 17th Judicial Circuit, in and for Broward County, Florida. The defendants in this action include Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida JMB Partners, LTD., Arvida JMB Partners, L.P. and any other related entity of Arvida/JMB Partners, a Florida general partnership. Plaintiff is alleged to be a homeowners' association and brings a three-count complaint allegedly arising out of construction deficiencies in the homes in its community including, among other things, alleged issues with interiors and exteriors of the homes and other common property. Plaintiff seeks unspecified damages in excess of $15,000, interest, and its costs. In Count I, Plaintiff sues for breach of warranty. In Count II, plaintiff seeks recovery under a Florida statutory provision. In Count III, plaintiff seeks recovery under a theory of negligence. The complaint has been filed, but not served. The complaint is being tendered to the partnership's carrier for defense and indemnity. Defendants believe that they have meritorious defenses. The parties have reached a settlement in principle subject to appropriate documentation. The accompanying financial statements reflect accruals made in the second quarter of 2010 related to amounts in the proposed settlement agreement. The ultimate legal and financial liability of the Partnership for its fees and expenses cannot be estimated with certainty at this time. There are no assurances that the matter in fact will be settled in which case the Partnership will defend itself vigorously.

     The following lawsuit in large part allegedly arose out of landscaping issues at a certain subdivision in the Weston Community. In addition to the following landscaping case, the General Partner has received letters from other homeowners' associations in the Weston Community complaining about their landscaping. These associations have not filed suit.

     A case, The Ridges Maintenance Association, Inc. v. Arvida/JMB Partners, et al., Case No. 03-10189 (05) (the "Ridges Case"), was filed on or about June 6, 2003 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The defendants in this action included Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida Management Limited Partnership, CCL Consultants, Inc. ("CCL"), Bamboo Hammock Nursery, Inc. ("Bamboo Hammock"), and Lagasse Pool Construction, Co. ("Lagasse"). Plaintiff was alleged to be a homeowners' association representing the owners of approximately 1,500 homes and extensive common areas in the Ridges subdivision in Weston. In the seven-count amended complaint that was filed on September 16, 2005, plaintiff sought unspecified compensatory damages, prejudgment interest, court costs and such other and further relief as the court might deem just and proper. In Count I, plaintiff sought damages from the Arvida defendants for alleged negligent design, construction and/or maintenance of the landscaping and common elements that allegedly resulted in defects of the landscaping, sidewalks, irrigation systems, and community pool. With respect to the landscaping claims, the plaintiff claimed that it evaluated the condition of the common areas after the turnover of the community in January 2000 and alleged that it discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, improper planting of inferior quality/grade of landscaping contrary to controlling government codes, shallow planting of landscaping, landscape planting in inappropriate areas, and the planting of landscaping that would uproot sidewalks. In Count II, plaintiff sought damages from CCL, the alleged civil engineer for the community, in connection with the alleged negligent design, construction or maintenance of the common areas and elements. In Count III, plaintiff sought damages from Bamboo Hammock, the alleged landscape engineer, architect, supplier, installer and/or designer, in connection with alleged defects in the landscaping resulting in damage to, among other things, the landscaping and sidewalks. In Count IV, plaintiff sought damages from Lagasse for alleged defects in the community pool. In Count V, plaintiff sought damages from Arvida/JMB Partners, a general partnership in which ALP owns a 99.9% interest, and Arvida/JMB Managers, Inc., the former General Partner of the Partnership, seeking to hold these entities vicariously responsible for the acts of CCL, Bamboo Hammock, and/or Lagasse. In
Count VI, plaintiff sought damages from the Arvida/JMB Partners and Arvida/JMB Managers, Inc. for various breaches of fiduciary duty. In this count, plaintiff alleged that prior to the turnover of the community, these defendants engaged in acts that amounted to a breach of fiduciary duty to plaintiff in that they, among other things, (i) allegedly improperly executed an amendment to the declarations of covenant for their sole benefit and to the financial detriment of the plaintiff; (ii) allegedly engaged in acts that constituted a conflict of interest; (iii) allegedly failed to maintain appropriate care, custody and control over the financial affairs of the homeowners' association by failing to pay for common expenses; (iv) allegedly improperly transferred funds by and between plaintiff and a non-party, The Town Foundation, Inc., which transfers allegedly amounted to a violation of these defendants' obligations to fund operating deficits and a breach of fiduciary duty; and (v) allegedly transferred funds by and between various entities under their common control in violation of Florida statute and their fiduciary duty to plaintiff. Plaintiffs voluntarily withdrew Count VII. The Arvida defendants filed their answer to the amended complaint denying substantive liability and raising various defenses. Plaintiff has filed a motion to add punitive damages that was denied without prejudice. The case was transferred to the complex litigation unit of the Broward County court system and was set for trial sometime during the period of June 28, 2010 through September 24, 2010. The case went to mediation on April 21, 2010 and has settled. The case settled for the payment of $100,000 to the plaintiff homeowners' association plus legal fees and costs. Such amounts were paid on April 27, 2010. The Ridges remains subject to the purported reservation of rights letter despite the settlement of certain disputes with the carrier discussed below.

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

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2010, ALP had unrestricted cash and cash equivalents of approximately $5,902,000. The source of both short-term and long-term future liquidity is expected to be derived from cash on hand and income earned thereon.

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

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents and related increase in investments in securities at June 30, 2010 as compared to December 31, 2009 is the result of the purchase of U.S. Government Obligations maturing in December 2010.

     The decrease in restricted cash at June 30, 2010 as compared to December 31, 2009 and the related increase in prepaid expenses and other assets for the same period is due to the transfer of cash collateral for certain performance bonds to be held directly by the bondholders in March 2010.

     The decrease in interest income for the three and six months ended June 30, 2010 as compared to the same period in 2009 is primarily due to lower cash balances available for investment as well as a decrease in the rates ALP is able to earn on its invested cash reserves.

     The decrease in professional services for the three months ended
June 30, 2010 and the increase in professional services for the six months ended June 30, 2010 as compared to the same period in 2009 is primarily due to the timing of litigation in which ALP is involved.

     The decrease in general and administrative for the three and six months ended June 30, 2010 as compared to the same period in 2009 is primarily due to decreased amounts of salary reimbursements by ALP due to the timing of litigation in which ALP is involved.


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


                ALP LIQUIDATING TRUST

                BY:   Arvida Company
                      as Administrator




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: August 13, 2010


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of ALP Liquidating Trust by the following person in the capacities and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: August 13, 2010