Form 10-Q
period 2010-09-30
ALP LIQUIDATING TRUST
filed 2010-11-10
CIK 814046

FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C.   20549




            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934




For the quarter ended September 30, 2010Commission file #0-16976




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

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                       ALP LIQUIDATING TRUST

                    CONSOLIDATED BALANCE SHEETS




                              ASSETS
                              ------

                                      SEPTEMBER 30,
                                          2010      DECEMBER 31,
                                       (Unaudited)      2009
                                      ------------- ------------

Cash and cash equivalents. . . . . . .  $ 5,421,595   21,998,812
Short-term investments . . . . . . . .   14,995,130        --
Restricted cash. . . . . . . . . . . .        --          48,667
Prepaid expenses and other assets. . .       53,013        4,613
                                        -----------  -----------

        Total assets . . . . . . . . .  $20,469,738   22,052,092
                                        ===========  ===========


                            LIABILITIES
                            -----------

Accounts payable and accrued expenses.  $   423,673      944,935
                                        -----------  -----------
        Total liabilities. . . . . . .      423,673      944,935
                                        -----------  -----------

Commitments and Contingencies

Unit Holders' equity . . . . . . . . .   20,008,947   21,069,962

Non controlling interest . . . . . . .       37,118       37,195
                                        ----------- ------------

          Total equity . . . . . . . .   20,046,065   21,107,157
                                        ----------- ------------

        Total liabilities and
          Unit Holders' equity . . . .  $20,469,738   22,052,092
                                        ===========  ===========
















          The accompanying notes are an integral part of these consolidated financial statements.

                       ALP LIQUIDATING TRUST

               CONSOLIDATED STATEMENTS OF OPERATIONS

  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

                            (UNAUDITED)



                    THREE MONTHS ENDED       NINE MONTHS ENDED
                        SEPTEMBER 30,           SEPTEMBER 30,
                 ----------------------- -----------------------
                     2010        2009        2010        2009
                  ----------  ----------  ----------  ----------
Income:
 Interest and
   other income. .$    7,401      15,262      11,385      53,594
                  ----------  ----------  ----------  ----------

Expenses:
 Professional
   services, net .  (158,172)    (94,822)    796,503     853,815
 General and
   administrative.    77,315     138,192     267,811     464,652
 Other . . . . . .     3,425       2,129       8,163       6,999
                  ----------  ----------  ----------  ----------
                     (77,432)     45,499   1,072,477   1,325,466
                  ----------  ----------  ----------  ----------

    Net income
      (loss) . . .    84,833     (30,237) (1,061,092) (1,271,872)

    Less: Net loss
     attributable
     to non-con-
     trolling
     interests . .        13          12          77          36
                  ----------  ----------  ----------  ----------

    Net income
     (loss) attri-
     butable to
     Unit
     Holders . . .$   84,846     (30,249) (1,061,015) (1,271,908)
                  ==========  ==========  ==========  ==========

    Net income
      (loss) per
      beneficial
      interest
      unit . . . .$     0.19       (0.07)      (2.39)      (2.86)
                  ==========  ==========  ==========  ==========

    Cash distribu-
      tions per
      beneficial
      interest
      unit . . . .$    --          --          --          --
                  ==========  ==========  ==========  ==========







          The accompanying notes are an integral part of these consolidated financial statements.

                       ALP LIQUIDATING TRUST

     CONSOLIDATED STATEMENT OF CHANGES IN UNITHOLDERS' EQUITY

           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

                            (UNAUDITED)



                                                        Non
                                           Unit     Controlling
                              Total       Holders    Interests
                           -----------  ----------- -----------

Balance,
  January 1, 2010. . . . . $21,107,157   21,069,962      37,195

Net loss . . . . . . . . .   1,061,092    1,061,015          77
                           -----------  ----------- -----------

Balance,
  September 30, 2010 . . . $20,046,065   20,008,947      37,118
                           ===========  =========== ===========











































          The accompanying notes are an integral part of these consolidated financial statements.

                       ALP LIQUIDATING TRUST

               CONSOLIDATED STATEMENTS OF CASH FLOWS

       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

                            (UNAUDITED)



                                           2010         2009
                                       -----------  -----------

Operating activities:
  Net loss . . . . . . . . . . . . . . $(1,061,092)  (1,271,872)
  Items not providing cash:
    Amortization of discount . . . . .      (8,022)     (26,535)
  Changes in:
    Restricted cash. . . . . . . . . .      48,667      635,789
    Prepaid expenses and other assets.     (48,400)       5,965
    Accounts payable and accrued
      expenses . . . . . . . . . . . .    (521,262)    (449,168)
                                       -----------  -----------
        Net cash used in
          operating activities . . . .  (1,590,109)  (1,105,821)
                                       -----------  -----------

Investing activities:
  Purchase of short-term investments . (14,987,108) (17,622,231)
                                       -----------  -----------

        Net cash used in
          investing activities . . . . (14,987,108) (17,622,231)
                                       -----------  -----------

        Decrease in cash and
          cash equivalents . . . . . . (16,577,217) (18,728,052)

        Cash and cash equivalents,
          beginning of period. . . . .  21,998,812   23,927,508
                                       -----------  -----------

        Cash and cash equivalents,
          end of period. . . . . . . . $ 5,421,595    5,199,456
                                       ===========  ===========






















          The accompanying notes are an integral part of these consolidated financial statements.

                       ALP LIQUIDATING TRUST

                   NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 2010
                            (UNAUDITED)



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

     Short-Term Investments

     It is ALP's policy to classify all of its investments in U.S. Government obligations with original maturities greater than three months as held-to maturity, as ALP has the ability and intent to hold these investments until their maturity, and these investments are recorded at amortized cost, which approximates fair value. At September 30, 2010, short-term investments consist of $14,995,130 of such securities purchased in June 2010 and maturing in December 2010. Additionally, the amortized discount of $8,022 at September 30, 2010 is reflected in interest and other income.

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


TRANSACTIONS WITH AFFILIATES

     ALP, subject to certain limitations, may engage affiliates of the Administrator for insurance brokerage and certain other administrative services to be performed in connection with the administration of ALP and its assets. There were no costs for the nine months ended September 30, 2010 and 2009. In addition, the Administrator and its affiliates are entitled to reimbursements for salaries and salary-related costs relating to the administration of the ALP. ALP incurred such costs totalling approximately $246,000 and $342,000 for the nine months ended September 30, 2010 and 2009, respectively.

     Amounts payable to the Administrator or its respective affiliates do not bear interest and are expected to be paid in future periods. At September 30, 2010 and December 31, 2009, approximately $77,500 and $83,000 was payable to the Administrator or its affiliates and is included in accounts payable and accrued expenses.

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

     ALP accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at September 30, 2010 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

     The Partnership, the General Partner and certain related parties as well as other unrelated parties have been named defendants in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al., Case No. 03-10709
CACE 12, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was originally filed on or about June 20, 2003, plaintiffs purport to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston, which has approximately 150 homes. On May 9, 2005, plaintiffs filed a nine count second amended complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiffs complain, among other things, that the homes were not adequately built, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation thereof were improper, and that the homes suffer from improper shutter storm protection systems. Plaintiffs have filed a motion to expand the class to include other homes in Weston. The motion to expand the class was denied. The case went to mediation on March 11, 2010. The case did not settle. The Arvida defendants have filed their answer to the amended complaint. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. The court concluded its hearings on the motion to certify the class covering the homes in Camellia Island and certified the class by order dated September 16, 2010. On October 15, 2010, the Partnership filed its notice of appeal challenging the certification order. The underlying case on the merits continues to be litigated while the Partnership appeals the certification. The Partnership may seek a stay of such litigation pending the outcome of the appeal of the certification order. The Partnership is not able to determine what, if any, loss exposure that it may have for this matter. This case has been tendered to one of the Partnership's insurance carriers, Zurich American Insurance Company (together with its affiliates collectively, "Zurich"), for defense and indemnity. Zurich is providing a defense of this matter under a purported reservation of rights. The Partnership has also engaged other counsel in connection with this lawsuit. The ultimate legal and financial liability of the Partnership, if any, in this matter cannot be estimated with certainty at this time. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurance.

     A case, Courtyard Homes at the Grove Maintenance Association, Inc. v. Arvida/JMB Partners, et al, Case No. 10-006028(13) ("Courtyards Case") was filed on or about February 8, 2010 in the Circuit Court of the 17th Judicial Circuit, in and for Broward County, Florida. The defendants in this action include Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida JMB Partners, LTD., Arvida JMB Partners, L.P. and any other related entity of Arvida/JMB Partners, a Florida general partnership. Plaintiff is alleged to be a homeowners' association and brings a three-count complaint allegedly arising out of construction deficiencies in the homes in its community including, among other things, alleged issues with interiors and exteriors of the homes and other common property. Plaintiff seeks unspecified damages in excess of $15,000, interest, and its costs. In Count I, Plaintiff sues for breach of warranty. In Count II, plaintiff seeks recovery under a Florida statutory provision. In Count III, plaintiff seeks recovery under a theory of negligence. The complaint has been filed, but not served. The complaint is being tendered to the partnership's carrier for defense and indemnity. Defendants believe that they have meritorious defenses. The parties entered into a general release and settlement agreement dated October 4, 2010 with the Arvida defendants paying $70,000. The accompanying financial statements reflect accruals made in 2010 related to amounts in the proposed settlement agreement. The ultimate legal and financial liability of the Partnership for its fees and expenses cannot be estimated with certainty at this time.

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

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2010, ALP had unrestricted cash and cash equivalents of approximately $5,421,600. The source of both short-term and long-term future liquidity is expected to be derived from cash on hand, short term cash investments and income earned thereon.

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

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents and related increase in investments in securities at September 30, 2010 as compared to December 31, 2009 is primarily the result of the purchase of U.S. Government Obligations maturing in December 2010.

     The decrease in restricted cash at September 30, 2010 as compared to December 31, 2009 and the related increase in prepaid expenses and other assets for the same period is due to the transfer of cash collateral for certain performance bonds to be held directly by the bondholders in March 2010.

     The decrease in accounts payable and accrued expenses and the related changes in professional services for the three and nine months ended September 30, 2010 as compared to the same period in 2009 is primarily due to the settlement of certain litigation in the second and third quarters in which ALP was involved, as well as the timing of payments for litigation in which ALP is involved.

     The decrease in interest income for the three and nine months ended September 30, 2010 as compared to the same period in 2009 is primarily due to lower cash balances available for investment as well as a decrease in the rates ALP is able to earn on its invested cash reserves.

     The decrease in general and administrative for the three and nine months ended September 30, 2010 as compared to the same period in 2009 is primarily due to decreased amounts of salary reimbursements by ALP due to the timing of litigation in which ALP is involved.

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


                ALP LIQUIDATING TRUST

                BY:  Arvida Company
                     as Administrator




                     By:   GAILEN J. HULL
                           Gailen J. Hull, Vice President
                     Date: November 10, 2010


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of ALP Liquidating Trust by the following person in the capacities and on the date indicated.




                     By:   GAILEN J. HULL
                           Gailen J. Hull, Chief Financial Officer
                           and Principal Accounting Officer
                     Date: November 10, 2010