Form 10-K
period 2010-12-31
ALP LIQUIDATING TRUST
filed 2011-03-22
CIK 814046

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For the Fiscal Year
Ended December 31, 2010                Commission file no. 0-16976


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

     In late 2007 it was determined that certain remnant parcels from past developments were still owned by ALP rather than by relevant homeowners associations or public entities. These remnant parcels have no value and, to the extent hereafter deeded to third parties, will result in no material proceeds to the Trust. ALP is working with relevant parties on some of these parcels to affect the transfer of these parcels where feasible. However, certain of these parcels carry past-due taxes that include years where they had been assessed on pre-subdivision values that, due to the passage of time and the expiration of local appeals periods, precluded their being deeded over in the normal course. These taxes are non-recourse to ALP. While these parcels are being handled on a case-by-case basis, where ALP is unable to effect a transfer whereby any material accrued taxes are waived by the taxing authority or assumed by the transferee, ALP generally will allow such parcels to be acquired by third parties at tax sale in order to relieve ALP from any future liabilities associated with them. In 2009 and 2010, ALP was able to deed or otherwise dispose of a number of these parcels to outside parties and, as a result, recognized income in 2009 and 2010 related to the real estate taxes that had been previously accrued for these parcels. The cost of completing this process is not expected to be material, however ALP is unable to predict the time period required.

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


ITEM 3.  LEGAL PROCEEDINGS

     ALP accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at December 31, 2010 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

     The Partnership, the General Partner and certain related parties as well as other unrelated parties have been named defendants in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al., Case No. 03-10709
CACE 12, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was originally filed on or about June 20, 2003, plaintiffs purport to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston, which has approximately 150 homes. On May 9, 2005, plaintiffs filed a nine count second amended complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiffs complain, among other things, that the homes were not adequately built, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation thereof were improper, and that the homes suffer from improper shutter storm protection systems. Plaintiffs have filed a motion to expand the class to include other homes in Weston. The motion to expand the class was denied. The case went to mediation on March 11, 2010. The case did not settle. The Arvida defendants have filed their answer to the amended complaint. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. The court concluded its hearings on the motion to certify the class covering the homes in Camellia Island and certified the class by order dated September 16, 2010. On October 15, 2010, the Partnership filed its notice of appeal challenging the certification order. The case is being briefed on appeal. The case was set for further mediation on February 24, 2011. The mediation was held and the case did not settle. Certain aspects of the underlying claim will continue while the case is on appeal on the issue of certification. The Partnership is not able to determine what, if any, loss exposure that it may have for this matter. This case has been tendered to one of the Partnership's insurance carriers, Zurich American Insurance Company (together with its affiliates collectively, "Zurich"), for defense and indemnity. Zurich is providing a defense of this matter under a purported reservation of rights. The Partnership has also engaged other counsel in connection with this lawsuit. The ultimate legal and financial liability of the Partnership, if any, in this matter cannot be estimated with certainty at this time. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurance.

     A case, Courtyard Homes at the Grove Maintenance Association, Inc. v. Arvida/JMB Partners, et al, Case No. 10-006028(13) ("Courtyards Case") was filed on or about February 8, 2010 in the Circuit Court of the 17th Judicial Circuit, in and for Broward County, Florida. The defendants in this action included Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida JMB Partners, LTD., Arvida JMB Partners, L.P. and any other related entity of Arvida/JMB Partners, a Florida general partnership. Plaintiff was alleged to be a homeowners' association and brought a three-count complaint allegedly arising out of construction deficiencies in the homes in its community including, among other things, alleged issues with interiors and exteriors of the homes and other common property. Plaintiff sought unspecified damages in excess of $15,000, interest, and its costs. In Count I, Plaintiff sued for breach of warranty. In Count II, plaintiff sought recovery under a Florida statutory provision. In Count III, plaintiff sought recovery under a theory of negligence. The complaint was filed, but not served. The parties entered into a general release and settlement agreement dated October 4, 2010 with the Arvida defendants paying $70,000.

     The following lawsuit in large part allegedly arose out of landscaping issues at a certain subdivision in the Weston Community. In addition to the following landscaping case, the General Partner has received letters from other homeowners' associations in the Weston Community complaining about their landscaping. These associations have not filed suit.

     A case, The Ridges Maintenance Association, Inc. v. Arvida/JMB Partners, et al., Case No. 03-10189 (05) (the "Ridges Case"), was filed on or about June 6, 2003 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The defendants in this action included Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida Management Limited Partnership, CCL Consultants, Inc. ("CCL"), Bamboo Hammock Nursery, Inc. ("Bamboo Hammock"), and Lagasse Pool Construction, Co. ("Lagasse"). Plaintiff was alleged to be a homeowners' association representing the owners of approximately 1,500 homes and extensive common areas in the Ridges subdivision in Weston. In the seven-count amended complaint that was filed on September 16, 2005, plaintiff sought unspecified compensatory damages, prejudgment interest, court costs and such other and further relief as the court might deem just and proper. In Count I, plaintiff sought damages from the Arvida defendants for alleged negligent design, construction and/or maintenance of the landscaping and common elements that allegedly resulted in defects of the landscaping, sidewalks, irrigation systems, and community pool. With respect to the landscaping claims, the plaintiff claimed that it evaluated the condition of the common areas after the turnover of the community in January 2000 and alleged that it discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, improper planting of inferior quality/grade of landscaping contrary to controlling government codes, shallow planting of landscaping, landscape planting in inappropriate areas, and the planting of landscaping that would uproot sidewalks. In Count II, plaintiff sought damages from CCL, the alleged civil engineer for the community, in connection with the alleged negligent design, construction or maintenance of the common areas and elements. In Count III, plaintiff sought damages from Bamboo Hammock, the alleged landscape engineer, architect, supplier, installer and/or designer, in connection with alleged defects in the landscaping resulting in damage to, among other things, the landscaping and sidewalks. In Count IV, plaintiff sought damages from Lagasse for alleged defects in the community pool. In Count V, plaintiff sought damages from Arvida/JMB Partners, a general partnership in which ALP owns a 99.9% interest, and Arvida/JMB Managers, Inc., the former General Partner of the Partnership, seeking to hold these entities vicariously responsible for the acts of CCL, Bamboo Hammock, and/or Lagasse. In
Count VI, plaintiff sought damages from the Arvida/JMB Partners and Arvida/JMB Managers, Inc. for various breaches of fiduciary duty. In this count, plaintiff alleged that prior to the turnover of the community, these defendants engaged in acts that amounted to a breach of fiduciary duty to plaintiff in that they, among other things, (i) allegedly improperly executed an amendment to the declarations of covenant for their sole benefit and to the financial detriment of the plaintiff; (ii) allegedly engaged in acts that constituted a conflict of interest; (iii) allegedly failed to maintain appropriate care, custody and control over the financial affairs of the homeowners' association by failing to pay for common expenses; (iv) allegedly improperly transferred funds by and between plaintiff and a non-party, The Town Foundation, Inc., which transfers allegedly amounted to a violation of these defendants' obligations to fund operating deficits and a breach of fiduciary duty; and (v) allegedly transferred funds by and between various entities under their common control in violation of Florida statute and their fiduciary duty to plaintiff. Plaintiffs voluntarily withdrew Count VII. The Arvida defendants filed their answer to the amended complaint denying substantive liability and raising various defenses. Plaintiff has filed a motion to add punitive damages that was denied without prejudice. The case was transferred to the complex litigation unit of the Broward County court system and was set for trial sometime during the period of June 28, 2010 through September 24, 2010. The case went to mediation on April 21, 2010 and settled. The case settled for the payment of $100,000 to the plaintiff homeowners' association plus legal fees and costs. Such amounts were paid on April 27, 2010. The Ridges remains subject to the purported reservation of rights letter despite the settlement of certain disputes with the carrier discussed below.

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

ITEM 4.  [ Reserved ]


                                PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     As of January 1, 2011, there were 15,738 record holders of the 444,231 beneficial interest units outstanding in ALP. There is no public market for beneficial interest units. However, there are restrictions governing the transferability of these beneficial interest units set forth in ALP Agreement. In addition, no transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Administrator has been received by the Administrator. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Cash distributions to a Unit Holder of beneficial interest units will be distributed to the person recognized as the Unit Holder of the beneficial interest units as of the last day of the quarterly period preceding the quarter in which such distribution is made.

     Reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the retention of cash reserves to pay or resolve obligations and liabilities of, and claims asserted, and possible future cash distribution(s).


ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the financial statements and the notes to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2010, 2009, and 2008 are derived from our audited consolidated financial statements included herein.

                         ALP LIQUIDATING TRUST

                FOR THE YEARS ENDED 2010, 2009 AND 2008


                                    2010         2009         2008
                                -----------  -----------  -----------

Total revenues. . . . . . . . . $    16,992       56,364      734,308
                                ===========  ===========  ===========

Net loss attributable to
  Unit Holders. . . . . . . . . $(1,308,880)  (2,000,154)    (957,018)
                                ===========  ===========  ===========

Net loss per unit (a) . . . . . $     (2.95)       (4.50)       (2.15)
                                ===========  ===========  ===========

Total assets (b). . . . . . . . $20,269,800  $22,052,092   24,623,289
                                ===========  ===========  ===========

Total liabilities (b) . . . . . $   471,508      944,935    1,515,989
                                ===========  ===========  ===========

Cash distributions per
  unit (c). . . . . . . . . . . $     --           --           --
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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2010 and 2009, ALP had unrestricted cash and cash equivalents of approximately $20,217,000 and $21,999,000, respectively. At February 28, 2011, ALP had unrestricted cash and cash equivalents of approximately $20,192,000. The source of both short-term and long-term future liquidity is expected to be derived from cash on hand and income earned thereon.

     At December 31, 2010, ALP is liable for performance bonds in the amount of $48,000, which are fully collateralized.

     ALP expects to use its capital resources to execute its liquidation and dissolution, and with remaining funds, if any, to be used to make liquidating distributions to Unit Holders.

RESULTS OF OPERATIONS

     The decrease in restricted cash at December 31, 2010 as compared to December 31, 2009 and the related increase in prepaid expenses and other assets for the same period is due to the transfer of cash collateral for certain performance bonds to be held directly by the bondholders in March 2010.

     The decrease in accounts payable and accrued expenses and the related decrease in professional services at December 31, 2010 as compared to December 31, 2009 is primarily due to the timing of payments for professional fees as well as the settlement of certain insurance claims.

     The decrease in interest and other income for the year ended
December 31, 2010 as compared to the years ended December 31, 2009 and 2008 is primarily due to a decrease in the rates ALP is able to earn on its invested cash reserves, as well as lower cash balances available for investment.

     The decrease in general and administrative expense for the years ended December 31, 2010 as compared to December 31, 2009 and 2008 is primarily due to decreased amounts of salary reimbursements by ALP due to the timing of litigation in which ALP is involved.

     Other expense for the years ended December 31, 2010 and 2009 consist primarily of the reversal of real estate tax expense previously accrued on certain real estate parcels that were deeded to outside parties. Other expense for the year ended December 31, 2008 consists primarily of amounts related to the removal of reserves from the balance sheet that were determined to be no longer necessary.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         ALP LIQUIDATING TRUST

                                 INDEX


Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended
  December 31, 2010, 2009 and 2008

Consolidated Statements of Changes in Unit Holders' Equity for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended
  December 31, 2010, 2009 and 2008

Notes to Financial Statements


SCHEDULES NOT FILED:

     All schedules have been omitted as the required information is inapplicable or immaterial, or the information is presented in the consolidated financial statements or related notes.

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




The Trustees of
ALP Liquidating Trust

We have audited the accompanying consolidated balance sheets of ALP Liquidating Trust (the "Trust") as of December 31, 2010 and 2009, and the related consolidated statements of operations, unit holders' equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Trust is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ALP Liquidating Trust at December 31, 2010 and 2009, and the results of operations and its cash flows for the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.



/s/ McGladrey & Pullen

Chicago, Illinois
March 22, 2011

PART II.  FINANCIAL INFORMATION

     ITEM 8.  FINANCIAL STATEMENTS


                         ALP LIQUIDATING TRUST

                      CONSOLIDATED BALANCE SHEETS

                      DECEMBER 31, 2010 and 2009



                                ASSETS
                                ------

                                              2010          2009
                                          -----------   ------------

Cash and cash equivalents . . . . . . .   $20,216,787     21,998,812
Restricted cash . . . . . . . . . . . .         --            48,667
Prepaid expenses and other assets . . .        53,013          4,613
                                          -----------   ------------

          Total assets. . . . . . . . .   $20,269,800     22,052,092
                                          ===========   ============


                 LIABILITIES AND UNIT HOLDERS' EQUITY
                 ------------------------------------

Accounts payable and accrued expenses .   $   471,508        944,935
                                          -----------   ------------
          Total liabilities . . . . . .       471,508        944,935
                                          -----------   ------------

Commitments and Contingencies

Unit Holders' equity (444,231 and
  444,734 beneficial interest units
  at December 31, 2010 and 2009,
  respectively) . . . . . . . . . . . .    19,761,082     21,069,962

Non controlling interest. . . . . . . .        37,210         37,195
                                          -----------   ------------

          Total equity. . . . . . . . .    19,798,292     21,107,157
                                          -----------   ------------

          Total liabilities and
            Unit Holders' equity. . . .   $20,269,800     22,052,092
                                          ===========   ============















            The accompanying notes are an integral part of
               these consolidated financial statements.

                         ALP LIQUIDATING TRUST

                 CONSOLIDATED STATEMENTS OF OPERATIONS

             YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008



                                   2010         2009         2008
                               -----------  -----------  -----------
Income:
  Interest and other income .  $    16,992       56,364      734,308
                               -----------  -----------  -----------

                                    16,992       56,364      734,308
                               -----------  -----------  -----------

Expenses:
  Professional services . . .    1,057,669    1,548,112    1,574,055
  General and
    administrative. . . . . .      361,124      560,226      627,060
  Other . . . . . . . . . . .      (92,936)     (51,831)    (510,604)
                               -----------  -----------  -----------

                                 1,325,857    2,056,507    1,690,511
                               -----------  -----------  -----------

  Net loss. . . . . . . . . .   (1,308,865)  (2,000,143)    (956,203)

        Less: Net (loss)
          income attributable
          to non controlling
          interests . . . . .          (15)         (11)        (815)
                               -----------  -----------  -----------

        Net loss attributable
          to Unit Holders . .  $(1,308,880)  (2,000,154)    (957,018)
                               ===========  ===========  ===========

        Net loss per
          beneficial
          interest unit . . .  $     (2.95)       (4.50)       (2.15)
                               ===========  ===========  ===========

        Cash distributions
          per beneficial
          interest unit . . .  $     --           --           --
                               ===========  ===========  ===========



















            The accompanying notes are an integral part of
               these consolidated financial statements.

                         ALP LIQUIDATING TRUST

      CONSOLIDATED STATEMENTS OF CHANGES IN UNIT HOLDERS' EQUITY

             YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008



                                       Unit Holders           Non
                                 -----------------------  Controlling
                        Total       Amount       Units     Interests
                     -----------  ----------  ----------  -----------
Balance,
  December 31, 2007 .$24,063,503  24,027,134     446,088      36,369

Net income (loss) . .   (956,203)   (957,018)      --            815

Units abandoned . . .      --          --           (675)      --
                     -----------  ----------  ----------  ----------
Balance,
  December 31, 2008 . 23,107,300  23,070,116     445,413      37,184

Net income (loss) . . (2,000,143) (2,000,154)      --             11

Units abandoned . . .      --          --           (679)      --
                     -----------  ----------  ----------  ----------
Balance,
  December 31, 2009 . 21,107,157  21,069,962     444,734      37,195

Net income (loss) . . (1,308,865) (1,308,880)      --             15

Units abandoned . . .      --          --           (503)      --
                     -----------  ----------  ----------  ----------
Balance,
  December 31, 2010 .$19,798,292  19,761,082     444,231      37,210
                     ===========  ==========  ==========  ==========































            The accompanying notes are an integral part of
               these consolidated financial statements.

                         ALP LIQUIDATING TRUST

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

             YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008



                                   2010         2009         2008
                               -----------  -----------  -----------

Operating activities:
  Net loss. . . . . . . . . .  $(1,308,865)  (2,000,143)    (956,203)
  Changes in:
    Restricted cash . . . . .       48,667      635,759       (2,004)
    Prepaid expenses and
      other assets. . . . . .      (48,400)       6,742      123,949
    Accounts payable and
      accrued expenses. . . .     (473,427)    (571,054)    (382,418)
    Unfunded development
      costs . . . . . . . . .        --           --        (931,680)
                               -----------  -----------  -----------
       Net cash (used in)
         operating
         activities . . . . .   (1,782,025)  (1,928,696)  (2,148,356)
                               -----------  -----------  -----------
       Decrease in cash and
         cash equivalents . .   (1,782,025)  (1,928,696)  (2,148,356)

       Cash and cash
         equivalents,
         beginning of
         period . . . . . . .   21,998,812   23,927,508   26,075,864
                               -----------  -----------  -----------

       Cash and cash
         equivalents,
         end of period. . . .  $20,216,787   21,998,812   23,927,508
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

     In connection with its formation, ALP issued a total of 448,794 beneficial interest units to the partners of the Partnership ("Unit Holders"). In the liquidation, each partner in the Partnership received a beneficial interest in ALP for each interest the partner held in the Partnership. As a result, a partner's percentage interest in ALP remained the same as that person's percentage interest was in the Partnership immediately prior to its liquidation. As of January 1, 2011, there were 15,742 record holders of the 444,231 beneficial interest units outstanding in ALP.

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

     Subsequent Events

     ALP has performed an evaluation of subsequent events from the date of the financial statements included in this annual report through the date of its filing with the SEC.

     Recent Accounting Pronouncements

     FASB has provided guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the entity's tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. For the years ended December 31, 2010 and 2009, management has determined that there are no material uncertain income tax positions.

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


(2)  CASH, CASH EQUIVALENTS AND RESTRICTED CASH

     Cash and cash equivalents may consist of U.S. Government obligations with original maturities of three months or less, money market demand accounts and repurchase agreements, the cost of which approximates market value. Cash invested in U.S. Government obligations with maturities greater than three months is classified as short-term investments. At December 31, 2009 the amounts included in restricted cash consists of cash which collateralized certain performance bonds. ALP maintains funds in financial institutions that exceed the FDIC insured limit. ALP does not believe it is exposed to any significant credit risk.


(3)  TRANSACTIONS WITH AFFILIATES

     The Administrator or its affiliates are entitled to reimbursements for their direct expenses or out of pocket expenses related to the administration and management of ALP. For the years ended December 31, 2010 and 2009, the Administrator or its affiliates were entitled to reimbursements for legal, accounting, treasury and corporate services. Such costs for the periods totaled $276,663 and $431,195, respectively. Additionally, an affiliate of the Administrator earned and received brokerage commissions for providing insurance coverage for ALP. Such commissions paid for the years ended December 31, 2010 and 2009 were $498 and $235, respectively.

     Amounts receivable from or payable to the Administrator or their respective affiliates do not bear interest and are expected to be paid in future periods. At December 31, 2010 and 2009, approximately $53,600 and $83,000 was payable to the Administrator or its affiliates and is included in accounts payable and accrued expenses.

     In 2010, The St. Joe Company was reimbursed approximately $38,000 for its direct costs, all of which was paid as of December 31, 2010. The St. Joe Company beneficially owns 23.9% of the outstanding beneficial interest units of ALP.


(4)  COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, ALP was contingently liable under performance bonds for approximately $48,000. These performance bonds are fully collateralized.

     In late 2007 it was determined that certain remnant parcels from past developments were still owned by ALP rather than by relevant homeowners associations or public entities. These remnant parcels have no value and, to the extent hereafter deeded to third parties, will result in no material proceeds to the Trust. ALP is working with relevant parties on some of these parcels to affect the transfer of these parcels where feasible. However, certain of these parcels carry past-due taxes that include years where they had been assessed on pre-subdivision values that, due to the passage of time and the expiration of local appeals periods, precluded their being deeded over in the normal course. These taxes are non-recourse to ALP. While these parcels are being handled on a case-by-case basis, where ALP is unable to effect a transfer whereby any material accrued taxes are waived by the taxing authority or assumed by the transferee, ALP generally will allow such parcels to be acquired by third parties at tax sale in order to relieve ALP from any future liabilities associated with them. In 2009 and 2010, ALP was able to deed or otherwise dispose of a number of these parcels to outside parties and, as a result, recognized income in 2009 and 2010 related to the real estate taxes that had been previously accrued for these parcels. These amounts are reflected as a reduction of other expense of approximately $100,000 and $68,000 in the consolidated statements of operations for the years ended December 31, 2010 and 2009, respectively. The cost of completing this process is not expected to be material, however ALP is unable to predict the time period required.

     ALP accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at December 31, 2010 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

     The Partnership, the General Partner and certain related parties as well as other unrelated parties have been named defendants in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al., Case No. 03-10709
CACE 12, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was originally filed on or about June 20, 2003, plaintiffs purport to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston, which has approximately 150 homes. On May 9, 2005, plaintiffs filed a nine count second amended complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiffs complain, among other things, that the homes were not adequately built, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation thereof were improper, and that the homes suffer from improper shutter storm protection systems. Plaintiffs have filed a motion to expand the class to include other homes in Weston. The motion to expand the class was denied. The case went to mediation on March 11, 2010. The case did not settle. The Arvida defendants have filed their answer to the amended complaint. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. The court concluded its hearings on the motion to certify the class covering the homes in Camellia Island and certified the class by order dated September 16, 2010. On October 15, 2010, the Partnership filed its notice of appeal challenging the certification order. The case is being briefed on appeal. The case was set for further mediation on February 24, 2011. The mediation was held and the case did not settle. Certain aspects of the underlying claim will continue while the case is on appeal on the issue of certification. The Partnership is not able to determine what, if any, loss exposure that it may have for this matter. This case has been tendered to one of the Partnership's insurance carriers, Zurich American Insurance Company (together with its affiliates collectively, "Zurich"), for defense and indemnity. Zurich is providing a defense of this matter under a purported reservation of rights. The Partnership has also engaged other counsel in connection with this lawsuit. The ultimate legal and financial liability of the Partnership, if any, in this matter cannot be estimated with certainty at this time. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurance.

     A case, Courtyard Homes at the Grove Maintenance Association, Inc. v. Arvida/JMB Partners, et al, Case No. 10-006028(13) ("Courtyards Case") was filed on or about February 8, 2010 in the Circuit Court of the 17th Judicial Circuit, in and for Broward County, Florida. The defendants in this action included Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida JMB Partners, LTD., Arvida JMB Partners, L.P. and any other related entity of Arvida/JMB Partners, a Florida general partnership. Plaintiff was alleged to be a homeowners' association and brought a three-count complaint allegedly arising out of construction deficiencies in the homes in its community including, among other things, alleged issues with interiors and exteriors of the homes and other common property. Plaintiff sought unspecified damages in excess of $15,000, interest, and its costs. In Count I, Plaintiff sued for breach of warranty. In Count II, plaintiff sought recovery under a Florida statutory provision. In Count III, plaintiff sought recovery under a theory of negligence. The complaint was filed, but not served. The parties entered into a general release and settlement agreement dated October 4, 2010 with the Arvida defendants paying $70,000.

     The following lawsuit in large part allegedly arose out of landscaping issues at a certain subdivision in the Weston Community. In addition to the following landscaping case, the General Partner has received letters from other homeowners' associations in the Weston Community complaining about their landscaping. These associations have not filed suit.

     A case, The Ridges Maintenance Association, Inc. v. Arvida/JMB Partners, et al., Case No. 03-10189 (05) (the "Ridges Case"), was filed on or about June 6, 2003 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The defendants in this action included Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida Management Limited Partnership, CCL Consultants, Inc. ("CCL"), Bamboo Hammock Nursery, Inc. ("Bamboo Hammock"), and Lagasse Pool Construction, Co. ("Lagasse"). Plaintiff was alleged to be a homeowners' association representing the owners of approximately 1,500 homes and extensive common areas in the Ridges subdivision in Weston. In the seven-count amended complaint that was filed on September 16, 2005, plaintiff sought unspecified compensatory damages, prejudgment interest, court costs and such other and further relief as the court might deem just and proper. In Count I, plaintiff sought damages from the Arvida defendants for alleged negligent design, construction and/or maintenance of the landscaping and common elements that allegedly resulted in defects of the landscaping, sidewalks, irrigation systems, and community pool. With respect to the landscaping claims, the plaintiff claimed that it evaluated the condition of the common areas after the turnover of the community in January 2000 and alleged that it discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, improper planting of inferior quality/grade of landscaping contrary to controlling government codes, shallow planting of landscaping, landscape planting in inappropriate areas, and the planting of landscaping that would uproot sidewalks. In Count II, plaintiff sought damages from CCL, the alleged civil engineer for the community, in connection with the alleged negligent design, construction or maintenance of the common areas and elements. In Count III, plaintiff sought damages from Bamboo Hammock, the alleged landscape engineer, architect, supplier, installer and/or designer, in connection with alleged defects in the landscaping resulting in damage to, among other things, the landscaping and sidewalks. In Count IV, plaintiff sought damages from Lagasse for alleged defects in the community pool. In Count V, plaintiff sought damages from Arvida/JMB Partners, a general partnership in which ALP owns a 99.9% interest, and Arvida/JMB Managers, Inc., the former General Partner of the Partnership, seeking to hold these entities vicariously responsible for the acts of CCL, Bamboo Hammock, and/or Lagasse. In
Count VI, plaintiff sought damages from the Arvida/JMB Partners and Arvida/JMB Managers, Inc. for various breaches of fiduciary duty. In this count, plaintiff alleged that prior to the turnover of the community, these defendants engaged in acts that amounted to a breach of fiduciary duty to plaintiff in that they, among other things, (i) allegedly improperly executed an amendment to the declarations of covenant for their sole benefit and to the financial detriment of the plaintiff; (ii) allegedly engaged in acts that constituted a conflict of interest; (iii) allegedly failed to maintain appropriate care, custody and control over the financial affairs of the homeowners' association by failing to pay for common expenses; (iv) allegedly improperly transferred funds by and between plaintiff and a non-party, The Town Foundation, Inc., which transfers allegedly amounted to a violation of these defendants' obligations to fund operating deficits and a breach of fiduciary duty; and (v) allegedly transferred funds by and between various entities under their common control in violation of Florida statute and their fiduciary duty to plaintiff. Plaintiffs voluntarily withdrew Count VII. The Arvida defendants filed their answer to the amended complaint denying substantive liability and raising various defenses. Plaintiff has filed a motion to add punitive damages that was denied without prejudice. The case was transferred to the complex litigation unit of the Broward County court system and was set for trial sometime during the period of June 28, 2010 through September 24, 2010. The case went to mediation on April 21, 2010 and settled. The case settled for the payment of $100,000 to the plaintiff homeowners' association plus legal fees and costs. Such amounts were paid on April 27, 2010. The Ridges remains subject to the purported reservation of rights letter despite the settlement of certain disputes with the carrier discussed below.

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

     Based on ALP's evaluation under the framework in Internal Control - Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2010.



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

     There is no family relationship among the foregoing director or officer. Mr. Nickele has been elected to serve a one-year term as director at the annual meeting of the Administrator held on August 10, 2010. Both of the foregoing officers have been elected to serve one-year terms. There are no arrangements or understandings between or among any of said director or officers and any other person pursuant to which the director or any officer was selected as such.

     The foregoing director and officers are also officers of JMB. The foregoing director and officer are also officers and/or directors of various affiliated companies of JMB.

     The business experience during the past five years of the director and officer of the Administrator of ALP includes the following:

     Gailen J. Hull (age 62), in addition to being a Vice President of the

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

    Gary Nickele (age 58) is Executive Vice President and General Counsel of JMB and an officer and/or director of various JMB affiliates. Prior to becoming President of the Administrator, in May 2004, Mr. Nickele had been a Vice President of that corporation since June 1987. He has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

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


ITEM 11.  EXECUTIVE COMPENSATION

     The officers and the director of the Administrator receive no direct remuneration in such capacities from ALP. The Administrator and the trustees are entitled to receive a share of cash distributions, when and as cash distributions are made. The Administrator, and its affiliates received no cash distributions in 2010 and 2009. Pursuant to the ALP Liquidating Trust Agreement, the Administrator and its affiliates were allocated net loss for Federal income tax purposes for 2010 and 2009 of approximately $130,000 and $240,000, respectively.

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

     JMB Insurance Agency, Inc., an affiliate of the Administrator, earned and received insurance brokerage commissions in 2010 and 2009 of approximately $498 and $235 in connection with providing insurance coverage for certain of ALP, all of which was paid as of December 31, 2010. Such commissions are at rates set by insurance companies for the classes of coverage provided.

     The Administrator of ALP or its affiliates are entitled to reimbursement for their direct expenses or out-of-pocket expenses relating to the administration of ALP and the management of ALP assets. In 2010, the Administrator and its affiliates were entitled to reimbursements for legal, accounting and treasury services. Such costs for 2010 and 2009 were approximately $277,000 and $431,000, respectively, of which approximately $54,000 were unpaid as of December 31, 2010.

     Amounts payable to or by the Administrator or its affiliates do not bear interest and are expected to be paid in future periods.

     In 2010, The St. Joe Company was reimbursed approximately $38,000 for its direct costs, all of which was paid as of December 31, 2010. The St. Joe Company beneficially owns 23.9% of the outstanding beneficial interest units of ALP.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     McGladrey & Pullen, LLP (M&P) audited the accompanying consolidated financial statements for the years ended December 31, 2010, 2009, and 2008.

The fees billed by M&P for the years ended December 31, 2010, 2009, and 2008 are as follows:

     (1)   AUDIT FEES

     The aggregate fees billed for the years ended December 31, 2010, 2009 and 2008 for professional services rendered for the audit of ALP's annual financial statements and review of the statements in ALP's Form 10-Q filings were approximately $69,000, $69,000 and $68,000, respectively.

     (2)   AUDIT RELATED FEES

     None

     (3)   TAX FEES

     The aggregate fees billed for the years ended December 31, 2010, 2009 and 2008 for professional services rendered for tax compliance and tax return preparation were approximately $16,000, $20,000 and $29,000, respectively.

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


                        ALP LIQUIDATING TRUST

                        BY:     Arvida Company
                                as Administrator



                                GAILEN J. HULL
                        By:     Gailen J. Hull
                                Vice President
                        Date:   March 22, 2011

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                GAILEN J. HULL
                        By:     Gailen J. Hull, Vice President
                                Principal Accounting Officer
                                and Principal Financial Officer
                        Date:   March 22, 2011



                                GARY NICKELE
                        By:     Gary Nickele, President and Sole Director
                                Principal Executive Officer
                        Date:   March 22, 2011

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