Form 10-Q
period 2011-03-31
ALP LIQUIDATING TRUST
filed 2011-05-12
CIK 814046

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.   20549




              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 2011        Commission file #0-16976




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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Condensed Financial Statements . . . . . . . . .      3


Item 2.    Management's Discussion and Analysis or
           Plan of Operation. . . . . . . . . . . . . . . .     13

Item 4.    Controls and Procedures. . . . . . . . . . . . .     14



PART II    OTHER INFORMATION


Item 1.    Legal Proceedings. . . . . . . . . . . . . . . .     15

Item 6.    Exhibits . . . . . . . . . . . . . . . . . . . .     15

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                         ALP LIQUIDATING TRUST

                 CONSOLIDATED CONDENSED BALANCE SHEETS




                                ASSETS
                                ------

                                          MARCH 31,
                                            2011      DECEMBER 31,
                                         (Unaudited)      2010
                                         -----------  ------------

Cash and cash equivalents . . . . . .    $19,960,042    20,216,787
Prepaid expenses and other assets . .         53,013        53,013
                                         -----------   -----------

        Total assets. . . . . . . . .    $20,013,055    20,269,800
                                         ===========   ===========


                 LIABILITIES AND UNIT HOLDERS' EQUITY
                 ------------------------------------

Accounts payable and accrued expenses    $   235,138       471,508
                                         -----------   -----------
        Total liabilities . . . . . .        235,138       471,508
                                         -----------   -----------

Commitments and Contingencies

Unit Holders' equity. . . . . . . . .     19,740,730    19,761,082

Non controlling interest. . . . . . .         37,187        37,210
                                         -----------  ------------

          Total equity. . . . . . . .     19,777,917    19,798,292
                                         -----------  ------------

        Total liabilities and
          Unit Holders' equity. . . .    $22,013,055    20,269,800
                                         ===========   ===========


















            The accompanying notes are an integral part of
               these consolidated financial statements.

                         ALP LIQUIDATING TRUST

            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

          FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

                              (UNAUDITED)



                                             2011          2010
                                          ----------    ----------

Income:
 Interest and other income. . . . . .     $    4,895            68
                                          ----------    ----------

Expenses:
 Professional services, net . . . . .        (70,736)      600,429
 General and administrative . . . . .         89,936       119,218
 Other. . . . . . . . . . . . . . . .          6,070           902
                                          ----------    ----------
                                              25,270       720,549
                                          ----------    ----------

    Net income (loss) . . . . . . . .        (20,375)     (720,481)

    Less: Net loss attributable
     to non-controlling interests . .             23            12
                                          ----------    ----------
    Net income (loss) attributable
     to Unit Holders. . . . . . . . .     $  (20,352)     (720,469)
                                          ==========    ==========

    Net income (loss) per
      beneficial interest unit. . . .     $     (.05)        (1.62)
                                          ==========    ==========

    Cash distributions per
      beneficial interest unit. . . .     $    --            --
                                          ==========    ==========


























            The accompanying notes are an integral part of
               these consolidated financial statements.

                         ALP LIQUIDATING TRUST

  CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN UNITHOLDERS' EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 2011

                              (UNAUDITED)



                                                            Non
                                             Unit       Controlling
                                Total       Holders      Interests
                             -----------  -----------   -----------

Balance, January 1, 2011. .  $19,798,292   19,761,082        37,210

Net loss. . . . . . . . . .      (20,375)     (20,352)          (23)
                             -----------  -----------   -----------

Balance, March 31, 2011 . .  $19,777,917   19,740,730        37,187
                             ===========  ===========   ===========













































            The accompanying notes are an integral part of
               these consolidated financial statements.

                         ALP LIQUIDATING TRUST

            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

          FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

                              (UNAUDITED)



                                              2011         2010
                                          -----------  -----------

Operating activities:
  Net loss. . . . . . . . . . . . . . .   $   (20,375)    (720,481)
  Changes in:
    Restricted cash . . . . . . . . . .         --          48,667
    Prepaid expenses and other assets .         --         (48,400)
    Accounts payable and accrued
      expenses. . . . . . . . . . . . .      (236,370)     419,928
                                          -----------  -----------
        Net cash used in
          operating activities. . . . .      (256,745)    (300,286)
                                          -----------  -----------

        Decrease in cash and
          cash equivalents. . . . . . .      (256,745)    (300,286)

        Cash and cash equivalents,
          beginning of period . . . . .    20,216,787   21,998,812
                                          -----------  -----------

        Cash and cash equivalents,
          end of period . . . . . . . .   $19,960,042   21,698,526
                                          ===========  ===========
































            The accompanying notes are an integral part of
               these consolidated financial statements.

                         ALP LIQUIDATING TRUST

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                            MARCH 31, 2011
                              (UNAUDITED)



OPERATIONS

     On September 30, 2005, Arvida/JMB Partners, L.P. (the "Partnership") completed its liquidation by contributing all of its remaining assets to ALP Liquidating Trust ("ALP"), subject to all of the Partnership's obligations and liabilities. Arvida Company ("Arvida"), an affiliate of the general partner of the Partnership, acts as Administrator (the "Administrator") of ALP.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Readers of this quarterly report should refer to the audited financial statements for the fiscal year ended December 31, 2010, which are included in the Liquidating Trust's 2010 Annual Report on Form 10-K (File No. 0-16976) filed on March 22, 2011, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements, and which are required by U.S. generally accepted accounting principles for complete financial statements, have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the 2010 Annual Report.

     The unaudited consolidated condensed financial statements and notes have been prepared on the same basis as the annual audited financial statements and include all adjustments, which are in the opinion of management, necessary to present a fair statement of ALP's financial position, results of operations and of cash flows as of and for the interim periods presented. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other interim period or for any other future year.

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

TRANSACTIONS WITH AFFILIATES

     The Administrator or its affiliates are entitled to reimbursements for their direct expenses or out of pocket expenses related to the administration and management of ALP. For the three months ended March 31, 2011 and 2010, the Administrator or its affiliates were entitled to reimbursements for legal, accounting, treasury and corporate services. Such costs for the periods totaled $74,000 and $111,000, respectively.

     Amounts receivable from or payable to the Administrator or its respective affiliates do not bear interest and are expected to be paid in future periods. At March 31, 2011 and December 31, 2010, approximately $39,300 and $53,600 was payable to the Administrator or its affiliates and is included in accounts payable and accrued expenses.

     The St. Joe Company is reimbursed for its direct costs. Such costs for the three months ended March 31, 2011 were approximately $9,900, all of which was payable at March 31, 2011. For the three months ended March 31, 2010, no such amounts were reimbursed. The St. Joe Company beneficially owns 23.9% of the outstanding beneficial interest units of ALP.

COMMITMENTS AND CONTINGENCIES

     As security for performance of certain development obligations, ALP was contingently liable under performance bonds for approximately $48,000. These performance bonds are fully collateralized.

     In late 2007 it was determined that certain remnant parcels from past developments were still owned by ALP rather than by relevant homeowners associations or public entities. These remnant parcels have no value and, to the extent hereafter deeded to third parties, will result in no material proceeds to the Trust. ALP is working with relevant parties on some of these parcels to affect the transfer of these parcels where feasible. However, certain of these parcels carry past-due taxes that include years where they had been assessed on pre-subdivision values that, due to the passage of time and the expiration of local appeals periods, precluded their being deeded over in the normal course. These taxes are non-recourse to ALP. While these parcels are being handled on a case-by-case basis, where ALP is unable to effect a transfer whereby any material accrued taxes are waived by the taxing authority or assumed by the transferee, ALP generally will allow such parcels to be acquired by third parties at tax sale in order to relieve ALP from any future liabilities associated with them. In 2010, ALP was able to deed a number of these parcels to outside parties and, as a result, recognized income in 2010 related to the real estate taxes that had been previously accrued for these parcels. The cost of completing this process is not expected to be material, however ALP is unable to predict the time period required.

     ALP accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at March 31, 2011 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

     The Partnership, the General Partner and certain related parties as well as other unrelated parties have been named defendants in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al., Case No. 03-10709
CACE 12, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was originally filed on or about June 20, 2003, plaintiffs purport to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston, which has approximately 150 homes. On May 9, 2005, plaintiffs filed a nine count second amended complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiffs complain, among other things, that the homes were not adequately built, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation thereof were improper, and that the homes suffer from improper shutter storm protection systems. Plaintiffs have filed a motion to expand the class to include other homes in Weston. The motion to expand the class was denied. The case went to mediation on March 11, 2010. The case did not settle. The Arvida defendants have filed their answer to the amended complaint. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. The court concluded its hearings on the motion to certify the class covering the homes in Camellia Island and certified the class by order dated September 16, 2010. On October 15, 2010, the Partnership filed its notice of appeal challenging the certification order. The case is fully briefed on appeal and awaits a decision by the appellate court. The case went to further mediation on February 24, 2011. The case did not settle. Certain aspects of the underlying claim will continue while the case is on appeal on the issue of certification. The Partnership is not able to determine what, if any, loss exposure that it may have for this matter. This case has been tendered to one of the Partnership's insurance carriers, Zurich American Insurance Company (together with its affiliates collectively, "Zurich"), for defense and indemnity. Zurich is providing a defense of this matter under a purported reservation of rights. The Partnership has also engaged other counsel in connection with this lawsuit. The ultimate legal and financial liability of the Partnership, if any, in this matter cannot be estimated with certainty at this time. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurance.

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

     A case, The Ridges Maintenance Association, Inc. v. Arvida/JMB Partners, et al., Case No. 03-10189 (05) (the "Ridges Case"), was filed on or about June 6, 2003 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The defendants in this action included Arvida/JMB Partners, Arvida/JMB Managers, Inc., Arvida Management Limited Partnership, CCL Consultants, Inc. ("CCL"), Bamboo Hammock Nursery, Inc. ("Bamboo Hammock"), and Lagasse Pool Construction, Co. ("Lagasse"). Plaintiff was alleged to be a homeowners' association representing the owners of approximately 1,500 homes and extensive common areas in the Ridges subdivision in Weston. In the seven-count amended complaint that was filed on September 16, 2005, plaintiff sought unspecified compensatory damages, prejudgment interest, court costs and such other and further relief as the court might deem just and proper. In Count I, plaintiff sought damages from the Arvida defendants for alleged negligent design, construction and/or maintenance of the landscaping and common elements that allegedly resulted in defects of the landscaping, sidewalks, irrigation systems, and community pool. With respect to the landscaping claims, the plaintiff claimed that it evaluated the condition of the common areas after the turnover of the community in January 2000 and alleged that it discovered numerous construction, design and maintenance defects and deficiencies including, but not limited to, improper planting of inferior quality/grade of landscaping contrary to controlling government codes, shallow planting of landscaping, landscape planting in inappropriate areas, and the planting of landscaping that would uproot sidewalks. In Count II, plaintiff sought damages from CCL, the alleged civil engineer for the community, in connection with the alleged negligent design, construction or maintenance of the common areas and elements. In Count III, plaintiff sought damages from Bamboo Hammock, the alleged landscape engineer, architect, supplier, installer and/or designer, in connection with alleged defects in the landscaping resulting in damage to, among other things, the landscaping and sidewalks. In Count IV, plaintiff sought damages from Lagasse for alleged defects in the community pool. In Count V, plaintiff sought damages from Arvida/JMB Partners, a general partnership in which ALP owns a 99.9% interest, and Arvida/JMB Managers, Inc., the former General Partner of the Partnership, seeking to hold these entities vicariously responsible for the acts of CCL, Bamboo Hammock, and/or Lagasse. In
Count VI, plaintiff sought damages from the Arvida/JMB Partners and Arvida/JMB Managers, Inc. for various breaches of fiduciary duty. In this count, plaintiff alleged that prior to the turnover of the community, these defendants engaged in acts that amounted to a breach of fiduciary duty to plaintiff in that they, among other things, (i) allegedly improperly executed an amendment to the declarations of covenant for their sole benefit and to the financial detriment of the plaintiff; (ii) allegedly engaged in acts that constituted a conflict of interest; (iii) allegedly failed to maintain appropriate care, custody and control over the financial affairs of the homeowners' association by failing to pay for common expenses; (iv) allegedly improperly transferred funds by and between plaintiff and a non-party, The Town Foundation, Inc., which transfers allegedly amounted to a violation of these defendants' obligations to fund operating deficits and a breach of fiduciary duty; and (v) allegedly transferred funds by and between various entities under their common control in violation of Florida statute and their fiduciary duty to plaintiff. Plaintiffs voluntarily withdrew Count VII. The Arvida defendants filed their answer to the amended complaint denying substantive liability and raising various defenses. Plaintiff has filed a motion to add punitive damages that was denied without prejudice. The case was transferred to the complex litigation unit of the Broward County court system and was set for trial. Before trial, the case went to mediation on April 21, 2010 and settled. The case settled for the payment of $100,000 to the plaintiff homeowners' association plus legal fees and costs. Such amounts were paid on April 27, 2010. The Ridges remains subject to the purported reservation of rights letter despite the settlement of certain disputes with the carrier discussed below.

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

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2011, ALP had unrestricted cash and cash equivalents of approximately $19,960,000. The source of both short-term and long-term future liquidity is expected to be derived from cash on hand, short term cash investments and income earned thereon.

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

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents and related decrease in accounts payable and accrued expenses at March 31, 2011 as compared to December 31, 2010 is due to the payments for litigation in which ALP is involved.

     The decrease in professional services for the three months ended
March 31, 2011 as compared to the same period in 2010 is primarily due to a change in the estimated cost for ongoing litigation in which ALP is involved.

     The decrease in general and administrative for the three months ended March 31, 2011 as compared to the same period in 2010 is primarily due to decreased amounts of salary reimbursements by ALP due to the timing of litigation in which ALP is involved.

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


                ALP LIQUIDATING TRUST

                BY:   Arvida Company
                      as Administrator




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Vice President
                      Date: May 12, 2011


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of ALP Liquidating Trust by the following person in the capacities and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Chief Financial Officer
                            and Principal Accounting Officer
                      Date: May 12, 2011