Form 10-Q
period 2011-06-30
ALP LIQUIDATING TRUST
filed 2011-08-12
CIK 814046

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended June 30, 2011	Commission file #0-16976

ALP LIQUIDATING TRUST

(Exact name of registrant as specified in its charter)

Delaware (State of organization)	36-6044597 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

Registrant's telephone number, including area code 312-915-1987

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

1

Part I.  Financial Information

     Item 1.  Financial Statements

ALP LIQUIDATING TRUST

Consolidated Condensed Balance Sheets

Assets

	June 30, 2011 (Unaudited)	December 31, 2010

Cash and cash equivalents	$19,656,727	$20,216,787
Prepaid expenses and other assets	53,013	53,013
Total assets	$19,709,740	$20,269,800

Liabilities and Unit Holders’ Equity

Accounts payable and accrued expenses	$279,653	$471,508
Total liabilities	279,653	471,508

Commitments and contingencies

Unit Holders’ equity	19,392,924	19,761,082

Non controlling interest	37,163	37,210

Total equity	19,430,087	19,798,292

Total liabilities and Unit Holders’ equity	$19,709,740	$20,269,800

The accompanying notes are an integral part of these consolidated financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statements of Operations

For the Three and Six Months Ended June 30, 2011 and 2010

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income:
Interest and other income	$378	$3,916	$5,273	$3,984

Expenses:
Professional services	211,170	354,246	140,434	954,675
General and administrative	125.067	71,278	215,003	190,496
Other	11,971	3,836	18,041	4,738
	348,208	429,360	373,478	1,149,909

Net loss	(347,830)	(425,444)	(368,205)	(1,145,925)

Less: Net loss attributable to non- controlling interests	24	52	47	64

Net loss attributable to Unit Holders	$(347,806)	$(425,392)	$(368,158)	$(1,145,861)

Net loss per beneficial interest unit	$(0.78)	$(0.96)	$(0.83)	$(2.58)

Cash distributions per beneficial interest unit	$0	$0	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

4

ALP LIQUIDATING TRUST

Consolidated Condensed Statement of Changes in Unitholders’ Equity

For the Six Months Ended June 30, 2011

(Unaudited)

	Total	Unit Holders	Non- Controlling Interests

Balance, January 1, 2011	$19,798,292	19,761,082	37,210
Net loss	(368,205)	(368,158)	(47)

Balance, June 30, 2011	$19,430,087	19,392,924	37,163

The accompanying notes are an integral part of these consolidated financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2011 and 2010

(Unaudited)

	2011	2010
Operating activities:
Net loss	$(368,205)	$(1,145,925)
Items not providing cash:
Amortization of discount	0	(1,432)
Changes in:
Restricted cash	0	48,667
Prepaid expenses and other assets	0	(48,401)
Accounts payable and accrued expenses	(191,855)	37,104
Net cash used in operating activities	(560,060)	(1,109,987)

Investing activities:
Purchase of short-term investments	0	(14,987,108)
Net cash used in investing activities	0	(14,987,108)

Decrease in cash and cash equivalents	(560,060)	(16,097,095)

Cash and cash equivalents, beginning of period	20,216,787	21,998,812

Cash and cash equivalents, end of period	$19,656,727	$5,901,717

The accompanying notes are an integral part of these consolidated financial statements.

ALP LIQUIDATING TRUST

Notes to Consolidated Condensed Financial Statements

June 30, 2011

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

The unaudited consolidated condensed financial statements and notes have been prepared on the same basis as the annual audited financial statements and include all adjustments, which are in the opinion of management, necessary to present a fair statement of ALP's financial position, results of operations and of cash flows as of and for the interim periods presented. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other interim period or for any other future year.

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

Transactions with Affiliates

The Administrator or its affiliates are entitled to reimbursements for their direct expenses or out of pocket expenses related to the administration and management of ALP. For the six months ended June 30, 2011 and 2010, the Administrator or its affiliates were entitled to reimbursements for legal, accounting, treasury and corporate services. Such costs for the periods totaled $174,000 and $174,000, respectively.

Amounts receivable from or payable to the Administrator or its respective affiliates do not bear interest and are expected to be paid in future periods. At June 30, 2011 and December 31, 2010, approximately $62,500 and $53,600 was payable to the Administrator or its affiliates and is included in accounts payable and accrued expenses.

The St. Joe Company is reimbursed for its direct costs. Such costs for the six months ended June 30, 2011 were approximately $16,500, of which $3,300 was payable at June 30, 2011. For the six months ended June 30, 2010, no such amounts were reimbursed. The St. Joe Company beneficially owns 23.9% of the outstanding beneficial interest units of ALP.

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

ALP accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at June 30, 2011 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

The Partnership, the General Partner and certain related parties as well as other unrelated parties have been named defendants in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al., Case No. 03-10709 CACE 12, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was originally filed on or about June 20, 2003, plaintiffs purport to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston, which has approximately 150 homes. On May 9, 2005, plaintiffs filed a nine count second amended complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiffs complain, among other things, that the homes were not adequately built, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation thereof were improper, and that the homes suffer from improper shutter storm protection systems. Plaintiffs have filed a motion to expand the class to include other homes in Weston. The motion to expand the class was denied. The case went to mediation on March 11, 2010. The case did not settle. The Arvida defendants have filed their answer to the amended complaint. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. The court concluded its hearings on the motion to certify the class covering the homes in Camellia Island and certified the class by order dated September 16, 2010. On October 15, 2010, the Partnership filed its notice of appeal challenging the certification order. On June 1, 2011, the appellate court affirmed the trial court’s order certifying the class. The case has been returned to the trial court for further proceedings including trial. The Partnership intends to vigorously defend itself. The

Partnership is not able to determine what, if any, loss exposure that it may have for this matter. This case has been tendered to one of the Partnership's insurance carriers, Zurich American Insurance Company (together with its affiliates collectively, "Zurich"), for defense and indemnity. Zurich is providing a defense of this matter under a purported reservation of rights. The Partnership has also engaged other counsel in connection with this lawsuit. The ultimate legal and financial liability of the Partnership, if any, in this matter cannot be estimated with certainty at this time. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurance.

On June 23, 2011, the Partnership was sued in a case entitled, Investors Insurance Company of America (“Investors Insurance”) v. Waterproofing Systems, Inc., et al., Case No. 0:11-cv-61408-DMM, United States District Court for the Southern District of Florida (Ft. Lauderdale). In the complaint, as amended, an insurer for Waterproofing Systems, Inc. and Waterproofing Systems of Miami, Inc. (“Waterproofing”), the alleged roofer of the homes and co-defendant in the Rothal case discussed above seeks a declaratory judgment order that it owes no duty of indemnity or defense to Waterproofing for the damages sought in the Rothal complaint. In the Investors Insurance complaint, as amended, the plaintiff declares that ALP has an interest in the plaintiff’s policies that purport to cover Waterproofing and by its complaint seeks an order that would effectively adjudicate ALP’s rights to any coverage benefits under the Investors Insurance policies. The Partnership will vigorously defend its interests in the policies written by plaintiff. The Partnership is unable to determine what portion of its fees and damages in the Rothal case, if any, may be recoverable under these Investors Insurance policies.

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

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

Liquidity and Capital Resources

At June 30, 2011, ALP had unrestricted cash and cash equivalents of approximately $19,657,000. The source of both short-term and long-term future liquidity is expected to be derived from cash on hand, short term cash investments and income earned thereon.

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

Results of Operations

The decrease in cash and cash equivalents and related decrease in accounts payable and accrued expenses at June 30, 2011 as compared to December 31, 2010 is primarily due to the payments related to litigation in which ALP is involved.

The decrease in professional services for the three and six months ended June 30, 2011 as compared to the same period in 2010 is primarily due to the timing of litigation in which ALP is involved.

The increase in general and administrative for the three and six months ended June 30, 2011 as compared to the same period in 2010 is primarily due to increased amounts of salary reimbursements by ALP related to litigation in which ALP is involved.

Item 4T. Controls and Procedures

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

Part II.  Other Information

Item 1.  Legal Proceedings

See Item 1 of the Financial Statements included in Part I of this report.

Item 6.  Exhibits

(a)	Exhibits
	4.1	Liquidating Trust Agreement of ALP Liquidating Trust, dated as of September 30, 2005, by and among, Arvida/JMB Partners, L.P., Arvida Company, as Administrator, and Wilmington Trust Company, as Resident Trustee.

	16.1	Agreement dated July 3, 2006 by and between Arvida/JMB Partners, a Florida general partnership, successor in interest to Arvida Corporation, a Delaware corporation, and Interconn Ponte Vedra Company, LLC. is hereby incorporated herein by reference to the Trust's Report for July 3, 2006 on Form 8-K (File No. 0-16976) dated July 12, 2006.

	31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, is filed herewith.

	31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, is filed herewith.

	32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are furnished herewith.

(b)	No reports on Form 8-K were filed since the beginning of the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALP LIQUIDATING TRUST

By:	Arvida Company as Administrator

GAILEN J. HULL
By:	Gailen J. Hull, Vice President
Date:	August 12, 2011

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of ALP Liquidating Trust by the following person in the capacities and on the date indicated.

GAILEN J. HULL
By:	Gailen J. Hull, Chief Financial Officer and Principal Accounting Officer
Date:	August 12, 2011

