Form 10-Q
period 2011-09-30
ALP LIQUIDATING TRUST
filed 2011-11-10
CIK 814046

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended September 30, 2011	Commission file #0-16976

ALP LIQUIDATING TRUST

(Exact name of registrant as specified in its charter)

Delaware (State of organization)	36-6044597 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

Registrant's telephone number, including area code 312-915-1987

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such a shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

1

Part I.  Financial Information

     Item 1.  Financial Statements

ALP LIQUIDATING TRUST

Consolidated Condensed Balance Sheets

Assets

	September 30, 2011 (Unaudited)	December 31, 2010

Cash and cash equivalents	$19,350,118	$20,216,787
Prepaid expenses and other assets	53,013	53,013
Total assets	$19,403,131	$20,269,800

Liabilities and Unit Holders’ Equity

Accounts payable and accrued expenses	$217,263	$471,508
Total liabilities	217,263	471,508

Commitments and contingencies

Unit Holders’ equity	19,148,734	19,761,082

Non controlling interest	37,134	37,210

Total equity	19,185,868	19,798,292

Total liabilities and Unit Holders’ equity	$19,403,131	$20,269,800

The accompanying notes are an integral part of these consolidated financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statements of Operations

For the Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income:
Interest and other income	$317	$7,401	$5,590	$11,385

Expenses:
Professional services	141,734	(158,172)	282,168	796,503
General and administrative	101,025	77,315	316,028	267,811
Other	1,777	3,425	19,818	8,163
Total expenses	244,536	(77,432)	618,014	1,072,477

Net income (loss)	(244,219)	84,833	(612,424)	(1,061,092)

Less: Net loss attributable to non- controlling interests	29	13	76	77

Net income (loss ) attributable to Unit Holders	$(244,190)	$84,846	$(612,348)	$(1,061,015)

Net income (loss) per beneficial interest unit	$(0.55)	$0.19	$(1.38)	$(2.39)

Cash distributions per beneficial interest unit	$0	$0	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

4

ALP LIQUIDATING TRUST

Consolidated Condensed Statement of Changes in Unitholders’ Equity

For the Nine Months Ended September 30, 2011

(Unaudited)

	Total	Unit Holders	Non- Controlling Interests

Balance, January 1, 2011	$19,798,292	19,761,082	37,210
Net loss	(612,424)	(612,348)	(76)

Balance, September 30, 2011	$19,185,868	19,148,734	37,134

The accompanying notes are an integral part of these consolidated financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	2011	2010
Operating activities:
Net loss	$(612,424)	$(1,061,092)
Items not providing cash:
Amortization of discount	0	(8,022)
Changes in:
Restricted cash	0	48,667
Prepaid expenses and other assets	0	(48,400)
Accounts payable and accrued expenses	(254,245)	(521,262)
Net cash used in operating activities	(866,669)	(1,590,109)

Investing activities:
Purchase of short-term investments	0	(14,987,108)
Net cash used in investing activities	0	(14,987,108)

Decrease in cash and cash equivalents	(866,669)	(16,577,217)

Cash and cash equivalents, beginning of period	20,216,787	21,998,812

Cash and cash equivalents, end of period	$19,350,118	$5,421,595

The accompanying notes are an integral part of these consolidated financial statements.

ALP LIQUIDATING TRUST

Notes to Consolidated Condensed Financial Statements

September 30, 2011

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

Summary of Significant Accounting Policies

Readers of this quarterly report should refer to the audited financial statements for the fiscal year ended December 31, 2010, which are included in ALP’s 2010 Annual Report on Form 10-K (File No. 0-16976) filed on March 22, 2011, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements, and which are required by U.S. generally accepted accounting principles for complete financial statements, have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the 2010 Annual Report.

The unaudited consolidated condensed financial statements and notes have been prepared on the same basis as the annual audited financial statements and include all adjustments, which are in the opinion of management, necessary to present a fair statement of ALP's financial position, results of operations and of cash flows as of and for the interim periods presented. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or for any other interim period or for any other future year.

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

Transactions with Affiliates

The Administrator or its affiliates are entitled to reimbursements for their direct expenses or out of pocket expenses related to the administration and management of ALP. For the nine months ended September 30, 2011 and 2010, the Administrator or its affiliates were entitled to reimbursements for legal, accounting, treasury and corporate services. Such costs for the periods totaled $230,000 and $246,000, respectively.

Amounts receivable from or payable to the Administrator or its respective affiliates do not bear interest and are expected to be paid in future periods. At September 30, 2011 and December 31, 2010, approximately $48,000 and $53,600 was payable to the Administrator or its affiliates and is included in accounts payable and accrued expenses.

The St. Joe Company is reimbursed for its direct costs. Such costs for the nine months ended September 30, 2011 and 2010 were approximately $20,000 and $36,000, respectively. At September 30, 2011, approximately $1,700 was payable to the St. Joe Company and is included in accounts payable and accrued expense. The St. Joe Company beneficially owns 23.9% of the outstanding beneficial interest units of ALP.

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

ALP accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at September 30, 2011 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

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

On June 23, 2011, the Partnership was sued in a case entitled, Investors Insurance Company of America (“Investors Insurance”) v. Waterproofing Systems, Inc., et al., Case No. 0:11-cv-61408-DMM, United States District Court for the Southern District of Florida (Ft. Lauderdale). In the complaint, as amended, an insurer for Waterproofing Systems, Inc. and Waterproofing Systems of Miami, Inc. (“Waterproofing”), the alleged roofer of the homes and co-defendant in the Rothal case discussed above seeks a declaratory judgment order that it owes no duty of indemnity or defense to Waterproofing for the damages sought in the Rothal complaint. In the Investors Insurance complaint, as amended, the plaintiff declares that ALP has an interest in the plaintiff’s policies that purport to cover Waterproofing and by its complaint seeks an order that would effectively adjudicate ALP’s rights to any coverage benefits under the Investors Insurance policies. The Partnership has filed a motion to dismiss the case for lack of jurisdiction and a motion to stay. A pretrial scheduling order has been filed. Mediation is scheduled for December 13, 2011 and trial is scheduled for a two week period beginning February 27, 2012. The Partnership will vigorously defend its interests in the policies written by plaintiff. The Partnership is unable to determine what portion of its fees and damages in the Rothal case, if any, may be recoverable under these Investors Insurance policies.

On August 4, 2011, the Partnership was sued in a case entitled, Scottsdale Insurance Company v. Richard Rothal et al, Case No. 11-61732-civ-dimitrouleas, in the United States District Court, Southern District of Florida, Fort Lauderdale Division. In the complaint, Scottsdale Insurance Company (“Scottsdale”), an alleged insurer of Waterproofing Systems of Miami, Inc. (“Waterproofing”), brings an action for declaratory relief against, among others, Waterproofing, the class certified in the Rothal action and the Partnership, seeking a declaration of its rights and obligations to, among others, Waterproofing, the class certified in Rothal and Arvida in connection with two policies it allegedly issued in the years 2000 and 2001. The declaration sought in this case could effectively adjudicate ALP’s rights in any coverage benefits under the Scottsdale policies. This case has been transferred to the court handling the Investors Insurance matter discussed above. The Partnership will vigorously defend its interests in the policies written by plaintiff. The Partnership is unable to determine what portion of its fees and damages in the Rothal case, if any, may be recoverable under the Scottsdale policies.

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

Liquidity and Capital Resources

At September 30, 2011, ALP had unrestricted cash and cash equivalents of approximately $19,350,000. The source of both short-term and long-term future liquidity is expected to be derived from cash on hand, short term cash investments and income earned thereon.

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

Results of Operations

The decrease in cash and cash equivalents and related decrease in accounts payable and accrued expenses at September 30, 2011 as compared to December 31, 2010 is primarily due to the payments related to litigation in which ALP is involved.

The changes in professional services for the three and nine months ended September 30, 2011 as compared to the same period in 2010 is primarily due to the settlement of certain litigation in the second and third quarters of 2010 in which ALP was involved, as well as the timing of litigation in which ALP is involved.

The increase in general and administrative for the three and nine months ended September 30, 2011 as compared to the same period in 2010 is primarily due to increased amounts of salary reimbursements related to litigation in which ALP is involved.

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

ALP LIQUIDATING TRUST.

By:	Arvida Company as Administrator

GAILEN J. HULL
By:	Gailen J. Hull, Vice President
Date:	November 10, 2011

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of ALP Liquidating Trust by the following person in the capacities and on the date indicated.

GAILEN J. HULL
By:	Gailen J. Hull, Chief Financial Officer and Principal Accounting Officer
Date:	November 10, 2011

