Form 10-K
period 2011-12-31
ALP LIQUIDATING TRUST
filed 2012-03-21
CIK 814046

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011	Commission file #0-16976

ALP Liquidating Trust

(Exact name of registrant as specified in its charter)

Delaware (State of organization)	36-6044597 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

Registrant's telephone number, including area code 312/915-1987

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Beneficial Interest Units

(Title of Class)

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

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

i

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

Pursuant to a management agreement with the Partnership, through December 31, 1997, Arvida provided development and management supervisory and advisory services and the personnel therefore to the Partnership for all of its projects and operations, subject, in each case, to the overall control of the General Partner on behalf of the Partnership. Arvida entered into a sub-management agreement with St. Joe/Arvida Company, LP (now known as St. Joe Towns & Resorts, LP - "Towns & Resorts LP"), effective January 1, 1998, whereby Towns & Resorts LP provided (and was reimbursed for) a substantial portion of the development and management supervisory and advisory services (and personnel with respect thereto) to the Partnership that Arvida would have otherwise provided pursuant to its management agreement with the Partnership. Affiliates of JMB Realty Corporation owned a minority interest in Towns & Resorts LP until July 2003, when they sold their minority interest to an affiliate of the St. Joe Company. Such sale did not involve the sale of any assets of the Partnership, the sale of the General Partner's interest in the Partnership, nor a change in the submanagement agreement for the services provided to the Partnership by Towns & Resorts LP. The St. Joe Company beneficially owns 23.9% of the outstanding beneficial interest units of ALP.

In late 2007, it was determined that certain remnant parcels from past developments were still owned by ALP rather than by relevant homeowners associations or public entities. These remnant parcels have no value and, to the extent hereafter deeded to third parties, will result in no material proceeds to the Trust. ALP is working with relevant parties on some of these parcels to affect the transfer of these parcels where feasible. However, certain of these parcels carry past-due taxes that include years where they had been assessed on pre-subdivision values that, due to the passage of time and the expiration of local appeals periods, precluded their being deeded over in the normal course. These taxes are non-recourse to ALP. While these parcels are being handled on a case-by-case basis, where ALP is unable to effect a transfer whereby any material accrued taxes are waived by the taxing authority or assumed by the transferee, ALP generally will allow such parcels to be acquired by third parties at tax sale in order to relieve ALP from any future liabilities associated with them. In 2009 and 2010, ALP was able to deed or otherwise dispose of a number of these parcels to outside parties and, as a result, recognized income in 2009 and 2010 related to the real estate taxes that had been previously accrued for these parcels. In January 2012, ALP transferred one parcel to an outside party. ALP continues to work to transfer or otherwise dispose of the remaining parcels. The cost of completing this process is not expected to be material, however ALP is unable to predict the time period required.

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

Item 3. Legal Proceedings

ALP accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at December 31, 2011 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

The Partnership, the General Partner and certain related parties as well as other unrelated parties have been named defendants in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al., Case No. 03-10709 CACE 12, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was originally filed on or about June 20, 2003, plaintiffs purport to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston, which has approximately 150 homes. On May 9, 2005, plaintiffs filed a nine count second amended complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiffs complain, among other things, that the homes were not adequately built, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation thereof were improper, and that the homes suffer from improper shutter storm protection systems. Plaintiffs have filed a motion to expand the class to include other homes in Weston. The motion to expand the class was denied. The case went to mediation on March 11, 2010. The case did not settle. The Arvida defendants have filed their answer to the amended complaint. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. The court concluded its hearings on the motion to certify the class covering the homes in Camellia Island and certified the class by order dated September 16, 2010. On October 15, 2010, the Partnership filed its notice of appeal challenging the certification order. On June 1, 2011, the appellate court affirmed the trial court’s order certifying the class. The case has been returned to the trial court for further proceedings including trial. The defense of the case is proceeding. The Partnership intends to vigorously defend itself. The Partnership is not able to determine what, if any, loss exposure that it may have for this matter. This case has been tendered to one of the Partnership's insurance carriers, Zurich American Insurance Company (together with its affiliates collectively, "Zurich"), for defense and indemnity. Zurich is providing a defense of this matter under a purported reservation of rights. The Partnership has also engaged other counsel in connection with this lawsuit. The ultimate legal and financial liability of the Partnership, if any, in this matter cannot be estimated with certainty at this time. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurance.

On June 23, 2011, the Partnership was sued in a case entitled, Investors Insurance Company of America (“Investors Insurance”) v. Waterproofing Systems, Inc., et al., Case No. 0:11-cv-61408-DMM, United States District Court for the Southern District of Florida (Ft. Lauderdale). In the complaint, as amended, an insurer for Waterproofing Systems, Inc. and Waterproofing Systems of Miami, Inc. (“Waterproofing”), the alleged roofer of the homes and co-defendant in the Rothal case discussed above seeks a declaratory judgment order that it owes no duty of indemnity or defense to Waterproofing for the damages sought in the Rothal complaint. In the Investors Insurance complaint, as amended, the plaintiff declares that ALP has an interest in the plaintiff’s policies that purport to cover Waterproofing and by its complaint sought an order that would have attempted to adjudicate ALP’s rights to any coverage benefits under the Investors Insurance policies. The Partnership has filed a motion to dismiss the case against Arvida for lack of jurisdiction and a motion to stay. The motion to dismiss Arvida was granted. The case is proceeding against the remaining parties.

On August 4, 2011, the Partnership was sued in a case entitled, Scottsdale Insurance Company v. Richard Rothal et al, Case No. 11-61732-civ-dimitrouleas, in the United States District Court, Southern District of Florida, Fort Lauderdale Division. In the complaint, Scottsdale Insurance Company (“Scottsdale”), an alleged insurer of Waterproofing Systems of Miami, Inc. (“Waterproofing”), brought an action for declaratory relief against, among others, Waterproofing, the class certified in the Rothal action and the Partnership, seeking a declaration of its rights and obligations to, among others, Waterproofing, the class certified in Rothal and Arvida in connection with two policies it allegedly issued. The Partnership filed a motion to dismiss Arvida from this case and it was granted. This federal case has been closed and Scottsdale re-filed its case in Florida state court.

On January 19, 2012, the Partnership was sued in a case entitled, Scottsdale Insurance Company v. Richard Rothal, et al., Case No. 2012-CA-03451, in the Circuit Court of the Seventeenth Circuit in and for Broward County, Florida, Complex Litigation Unit. In this case, Scottsdale Insurance Company (“Scottsdale”), an alleged insurer of Waterproofing Systems of Miami, Inc. (“Waterproofing”), seeks a declaratory judgment against, among others, Waterproofing, the class certified in the Rothal action and the Partnership, seeking a declaration of Scottsdale’s rights and obligations under two commercial general liability policies it allegedly issued over the years May 29, 2000 - May 29, 2002. The declaration in this case seeks to affect the rights that Waterproofing, Rothal, and the Partnership may have in these policies. The Partnership will vigorously defend its interests in the policies written by the plaintiff. The Partnership is unable to determine what portion of its fees and damages in the Rothal case, if any, may be recovered under the Scottsdale policies.

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

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5.  Market for the Registrant’s Common Equity, Related Security Holder Matters and

  Issuer Purchases of Equity Security

As of January 1, 2012, there were 15,718 record holders of the 443,783 beneficial interest units outstanding in ALP. There is no public market for beneficial interest units. However, there are restrictions governing the transferability of these beneficial interest units set forth in ALP Agreement. In addition, no transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Administrator has been received by the Administrator. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Cash distributions to a Unit Holder of beneficial interest units will be distributed to the person recognized as the Unit Holder of the beneficial interest units as of the last day of the quarterly period preceding the quarter in which such distribution is made.

Reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the retention of cash reserves to pay or resolve obligations and liabilities of, and claims asserted, and possible future cash distribution(s).

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the financial statements and the notes to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2011, 2010, 2009 and 2008 are derived from the audited consolidated financial statements.

ALP Liquidating Trust

For the Years Ended 2011, 2010, 2009 and 2008

	2011	2010	2009	2008

Total revenues	$5,705	16,992	56,364	734,308

Net loss attributable to Unit Holders	$(837,287)	(1,308,880)	(2,000,154)	(957,018)

Net loss per unit (a)	$(1.89)	(2.95)	(4.50)	(2.15)

Total assets (b)	$19,127,927	20,269,800	22,052,092	24,623,289

Total liabilities (b)	$167,012	471,508	944,935	1,515,989

Cash distributions per unit (c)	$--	--	--	--

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity and Capital Resources

At December 31, 2011 and 2010, ALP had unrestricted cash and cash equivalents of approximately $19,075,000 and $20,217,000, respectively. At February 28, 2012, ALP had unrestricted cash and cash equivalents of approximately $18,922,000. The source of both short-term and long-term future liquidity is expected to be derived from cash on hand and income earned thereon.

At December 31, 2011, ALP is liable for performance bonds in the amount of $48,000 which are fully collateralized.

ALP expects to use its capital resources to execute its liquidation and dissolution, and with remaining funds, if any, to be used to make liquidating distributions to Unit Holders.

Results of Operations

The decrease in accounts payable and accrued expenses and the related decrease in professional services at December 31, 2011 as compared to December 31, 2010 and 2009 are primarily due to the timing of payments for professional fees as well as the settlement of certain insurance claims.

The decrease in interest and other income for the year ended December 31, 2011 as compared to the years ended December 31, 2010 and 2009 is primarily due to a decrease in the rates ALP is able to earn on its invested cash reserves, as well as lower cash balances available for investment.

The increase in general and administrative expense for the year ended December 31, 2011 and the decrease for the year ended December 31, 2010 as compared to December 31, 2009 is primarily due to amounts of salary reimbursements by ALP related to the timing of litigation in which ALP is involved.

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

Item 8. Financial Statements and Supplementary Data

ALP Liquidating Trust

Index

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Changes in Unit Holders' Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to Financial Statements

Schedules Not Filed:

All schedules have been omitted as the required information is inapplicable or immaterial, or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Trustees of

ALP Liquidating Trust

We have audited the accompanying consolidated balance sheets of ALP Liquidating Trust (the "Trust") as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in unit holders' equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ALP Liquidating Trust at December 31, 2011 and 2010, and the results of its operations and its cash flows for the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois

March 21, 2012

ALP Liquidating Trust

Consolidated Balance Sheets

December 31, 2011 and 2010

Assets

	2011	2010

Cash and cash equivalents	$19,074,914	20,216,787
Prepaid expenses and other assets	53,013	53,013

Total assets	$19,127,927	20,269,800

Liabilities and Unit Holders’ Equity

Accounts payable and accrued expenses	$167,012	471,508
Total liabilities	167,012	471,508

Commitments and Contingencies

Unit Holders’ equity (443,783 and 444,231 beneficial interest units at December 31, 2011 and 2010, respectively)	18,923,795	19,761,082

Non controlling interest	37,120	37,210

Total equity	18,960,915	19,798,292

Total liabilities and Unit Holders’ equity	$19,127,927	20,269,800

The accompanying notes are an integral part of these consolidated financial statements.

ALP Liquidating Trust

Consolidated Statements of Operations

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009

Income:
Interest and other income	$5,705	16,992	56,364
	5,705	16,992	56,364

Expenses:
Professional services	434,157	1,057,669	1,548,112
General and administrative	389,107	361,124	560,226
Other	19,818	(92,936)	(51,831)
	843,082	1,325,857	2,056,507

Net loss	(837,377)	(1,308,865)	(2,000,143)

Less: Net income (loss) attributable to non controlling interests	(90)	15	11

Net loss attributable to Unit Holders	$(837,287)	(1,308,880)	(2,000,154)

Net loss per beneficial interest unit	$(1.89)	(2.95)	(4.50)

Cash distributions per beneficial interest unit	$--	--	--

The accompanying notes are an integral part of these consolidated financial statements.

ALP Liquidating Trust

Consolidated Statements of Changes in Unit Holders’ Equity

Years Ended December 31, 2011, 2010 and 2009

		Unit Holders
	Total	Amount	Units	Non Controlling Interests

Balance, December 31, 2008	$23,107,300	23,070,116	445,413	37,184

Net income (loss)	(2,000,143)	(2,000,154)	--	11

Units abandoned	--	--	(679)	--

Balance, December 31, 2009	21,107,157	21,069,962	444,734	37,195

Net income (loss)	(1,308,865)	(1,308,880)	--	15

Units abandoned	--	--	(503)	--

Balance, December 31, 2010	19,798,292	19,761,082	444,231	37,210

Net income (loss)	(837,377)	(837,287)	--	(90)

Units abandoned	--	--	(448)	--

Balance, December 31, 2011	$18,960,915	18,923,795	443,783	37,120

The accompanying notes are an integral part of these consolidated financial statements.

ALP Liquidating Trust

Consolidated Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Operating activities:
Net loss	$(837,377)	(1,308,865)	(2,000,143)
Changes in:
Restricted cash	--	48,667	635,759
Prepaid expenses and other assets	--	(48,400)	6,742
Accounts payable and accrued expenses	(304,496)	(473,427)	(571,054)

Net cash (used in) operating activities	(1,141,873)	(1,782,025)	(1,928,696)

Decrease in cash and cash equivalents	(1,141,873)	(1,782,025)	(1,928,696)

Cash and cash equivalents, beginning of period	20,216,787	21,998,812	23,927,508

Cash and cash equivalents, end of period	$19,074,914	20,216,787	21,998,812

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

In connection with its formation, ALP issued a total of 448,794 beneficial interest units to the partners of the Partnership ("Unit Holders"). In the liquidation, each partner in the Partnership received a beneficial interest in ALP for each interest the partner held in the Partnership. As a result, a partner's percentage interest in ALP remained the same as that person's percentage interest was in the Partnership immediately prior to its liquidation. As of December 31, 2011, there were 15,718 record holders of the 443,783 beneficial interest units outstanding in ALP.

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

The Financial Accounting Standards Board (FASB) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the entity's tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. For the years ended December 31, 2011 and 2010, management has determined that there are no material uncertain income tax positions.

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

Indemnification of Certain Persons

Under certain circumstances, ALP indemnifies the Administrator and certain other persons performing services on behalf of ALP for liability they may incur arising out of the indemnified persons' activities conducted on behalf of ALP. There is no limitation on the maximum potential payments under these indemnification obligations, and, due to the number and variety of events and circumstances under which these indemnification obligations could arise; ALP is not able to estimate such maximum potential payments. However, historically ALP has not made payments in material amounts under such indemnification obligations, and no amount has been accrued in the accompanying financial statements for these indemnification obligations of ALP.

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

(2) Cash and Cash Equivalents

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

(3) Transactions with Affiliates

The Administrator or its affiliates are entitled to reimbursements for their direct expenses or out of pocket expenses related to the administration and management of ALP. For the years ended December 31, 2011, 2010 and 2009, the Administrator or its affiliates were entitled to reimbursements for legal, accounting, treasury and corporate services. Such costs for the periods totaled $292,603, $276,663 and $431,195, respectively. Additionally, an affiliate of the Administrator earned and received brokerage commissions for providing insurance coverage for ALP. Such commissions paid for the years ended December 31, 2011, 2010 and 2009 were $367, $498 and $235, respectively.

Amounts receivable from or payable to the Administrator or their respective affiliates do not bear interest and are expected to be paid in future periods. At December 31, 2011 and 2010, approximately $98,600 and $53,600 was payable to the Administrator or its affiliates and is included in accounts payable and accrued expenses.

The St. Joe Company is reimbursed for its direct costs. Such costs for the years ended December 31, 2011 and 2010 were approximately $21,000 and $38,000, respectively, all of which was paid as of December 31, 2011. There were no such costs for the year ended December 31, 2009. The St. Joe Company beneficially owns 23.9% of the outstanding beneficial interest units of ALP.

(4) Commitments and Contingencies

As security for performance of certain development obligations, ALP was contingently liable under performance bonds for approximately $48,000. These performance bonds are fully collateralized.

In late 2007 it was determined that certain remnant parcels from past developments were still owned by ALP rather than by relevant homeowners associations or public entities. These remnant parcels have no value and, to the extent hereafter deeded to third parties, will result in no material proceeds to the Trust. ALP is working with relevant parties on some of these parcels to affect the transfer of these parcels where feasible. However, certain of these parcels carry past-due taxes that include years where they had been assessed on pre-subdivision values that, due to the passage of time and the expiration of local appeals periods, precluded their being deeded over in the normal course. These taxes are non-recourse to ALP. While these parcels are being handled on a case-by-case basis, where ALP is unable to effect a transfer whereby any material accrued taxes are waived by the taxing authority or assumed by the transferee, ALP generally will allow such parcels to be acquired by third parties at tax sale in order to relieve ALP from any future liabilities associated with them. In 2009 and 2010, ALP was able to deed or otherwise dispose of a number of these parcels to outside parties and, as a result, recognized income in 2009 and 2010 related to the real estate taxes that had been previously accrued for these parcels. In January 2012, ALP transferred one parcel to an outside party. ALP continues to work to transfer or otherwise dispose of the remaining parcels. The cost of completing this process is not expected to be material, however ALP is unable to predict the time period required.

ALP accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at December 31, 2011 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

The Partnership, the General Partner and certain related parties as well as other unrelated parties have been named defendants in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al., Case No. 03-10709 CACE 12, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was originally filed on or about June 20, 2003, plaintiffs purport to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston, which has approximately 150 homes. On May 9, 2005, plaintiffs filed a nine count second amended complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiffs complain, among other things, that the homes were not adequately built, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation thereof were improper, and that the homes suffer from improper shutter storm protection systems. Plaintiffs have filed a motion to expand the class to include other homes in Weston. The motion to expand the class was denied. The case went to mediation on March 11, 2010. The case did not settle. The Arvida defendants have filed their answer to the amended complaint. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. The court concluded its hearings on the motion to certify the class covering the homes in Camellia Island and certified the class by order dated September 16, 2010. On October 15, 2010, the Partnership filed its notice of appeal challenging the certification order. On June 1, 2011, the appellate court affirmed the trial court’s order certifying the class. The case has been returned to the trial court for further proceedings including trial. The defense of the case is proceeding. The Partnership intends to vigorously defend itself. The Partnership is not able to determine what, if any, loss exposure that it may have for this matter. This case has been tendered to one of the Partnership's insurance carriers, Zurich American Insurance Company (together with its affiliates collectively, "Zurich"), for defense and indemnity. Zurich is providing a defense of this matter under a purported reservation of rights. The Partnership has also engaged other counsel in connection with this lawsuit. The ultimate legal and financial liability of the Partnership, if any, in this matter cannot be estimated with certainty at this time. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurance.

On June 23, 2011, the Partnership was sued in a case entitled, Investors Insurance Company of America (“Investors Insurance”) v. Waterproofing Systems, Inc., et al., Case No. 0:11-cv-61408-DMM, United States District Court for the Southern District of Florida (Ft. Lauderdale). In the complaint, as amended, an insurer for Waterproofing Systems, Inc. and Waterproofing Systems of Miami, Inc. (“Waterproofing”), the alleged roofer of the homes and co-defendant in the Rothal case discussed above seeks a declaratory judgment order that it owes no duty of indemnity or defense to Waterproofing for the damages sought in the Rothal complaint. In the Investors Insurance complaint, as amended, the plaintiff declares that ALP has an interest in the plaintiff’s policies that purport to cover Waterproofing and by its complaint sought an order that would have attempted to adjudicate ALP’s rights to any coverage benefits under the Investors Insurance policies. The Partnership has filed a motion to dismiss the case against Arvida for lack of jurisdiction and a motion to stay. The motion to dismiss Arvida was granted. The case is proceeding against the remaining parties.

On August 4, 2011, the Partnership was sued in a case entitled, Scottsdale Insurance Company v. Richard Rothal et al, Case No. 11-61732-civ-dimitrouleas, in the United States District Court, Southern District of Florida, Fort Lauderdale Division. In the complaint, Scottsdale Insurance Company (“Scottsdale”), an alleged insurer of Waterproofing Systems of Miami, Inc. (“Waterproofing”), brought an action for declaratory relief against, among others, Waterproofing, the class certified in the Rothal action and the Partnership, seeking a declaration of its rights and obligations to, among others, Waterproofing, the class certified in Rothal and Arvida in connection with two policies it allegedly issued. The Partnership filed a motion to dismiss Arvida from this case and it was granted. This federal case has been closed and Scottsdale re-filed its case in Florida state court.

On January 19, 2012, the Partnership was sued in a case entitled, Scottsdale Insurance Company v. Richard Rothal, et al., Case No. 2012-CA-03451, in the Circuit Court of the Seventeenth Circuit in and for Broward County, Florida, Complex Litigation Unit. In this case, Scottsdale Insurance Company (“Scottsdale”), an alleged insurer of Waterproofing Systems of Miami, Inc. (“Waterproofing”), seeks a declaratory judgment against, among others, Waterproofing, the class certified in the Rothal action and the Partnership, seeking a declaration of Scottsdale’s rights and obligations under two commercial general liability policies it allegedly issued over the years May 29, 2000 - May 29, 2002. The declaration in this case seeks to affect the rights that Waterproofing, Rothal, and the Partnership may have in these policies. The Partnership will vigorously defend its interests in the policies written by the plaintiff. The Partnership is unable to determine what portion of its fees and damages in the Rothal case, if any, may be recovered under the Scottsdale policies.

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

Management’s Report on Internal Control Over Financial Reporting

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

Based on ALP's evaluation under the framework in Internal Control - Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2011.

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

The director and executive officers of the Administrator of ALP are as follows:

Name	Office	Served in Office Since

Gary Nickele	Director and President	2005

Gailen J. Hull	Vice President and Chief Financial Officer	2005

There is no family relationship among the foregoing director or any officer. Mr. Nickele has been elected to serve a one-year term as director at the annual meeting of the Administrator held on August 9, 2011. Both of the foregoing officers have been elected to serve one-year terms. There are no arrangements or understandings between or among any of said director or officer and any other person pursuant to which the director or any officer was selected as such.

The foregoing director and officer are also officers of JMB. The foregoing director and officer are also officers and/or directors of various affiliated companies of JMB.

The business experience during the past five years of the director and officer of the Administrator of ALP includes the following:

Gailen J. Hull (age 63), in addition to being a Vice President of the Administrator, has acted as the Chief Financial Officer of the Partnership since August 2002. He is also a Senior Vice President and, since August 2002, Chief Financial Officer of JMB and an officer of various JMB affiliates. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

Gary Nickele (age 59) is Executive Vice President and General Counsel of JMB and an officer and/or director of various JMB affiliates. Prior to becoming President of the Administrator, in May 2004, Mr. Nickele had been a Vice President of that corporation since June 1987. He has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

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

Item 11. Executive Compensation

The officers and the director of the Administrator receive no direct remuneration in such capacities from ALP. The Administrator and the trustees are entitled to receive a share of cash distributions, when and as cash distributions are made. The Administrator and its affiliates received no cash distributions in 2011 and 2010. Pursuant to the ALP Liquidating Trust Agreement, the Administrator and its affiliates were allocated net loss for Federal income tax purposes for 2011 and 2010 of approximately $85,000 and $130,000, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and

               Related Security Holder Matters

(a) The following have reported beneficial ownership of more than 5% of the outstanding Beneficial Interest Units of ALP.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent Of Class

Beneficial Interest Units	The St. Joe Company	106,200.4399 Units (1)	23.9%

Beneficial Interest Units	Alfred I. duPont Testamentary Trust	106,200.4399 Units (2)	23.9%

Beneficial Interest Units	The Nemours Foundation	106,200.4399 Units (2)	23.9%

Beneficial Interest Units	Winfred L. Thornton	106,200.4399 Units (2)	23.9%

Beneficial Interest Units	William T. Thompson III	106,200.4399 Units (2)	23.9%

Beneficial Interest Units	Hugh M. Durden	106,200.4399 Units (2)	23.9%

Beneficial Interest Units	John F. Porter III	106,200.4399 Units (2)	23.9%

Beneficial Interest Units	Herbert H. Peyton	106,200.4399 Units (2)	23.9%

(1)	Reflects beneficial ownership of beneficial interest units held directly by The St. Joe Company. The address for The St. Joe Company is 245 Riverside Drive, Suite 500, Jacksonville, Florida 32202. Wholly owned subsidiaries of The St. Joe Company are the partners, and collectively own all of ALP's beneficial interest units, in Towns & Resorts LP.

(2)	Reflects indirect beneficial ownership of beneficial interest units held directly by The St. Joe Company. Messrs. Thornton, Thompson, Durden, Porter and Peyton are trustees and directors of the Alfred I. duPont Testamentary Trust (the "Testamentary Trust") and The Nemours Foundation (the "Foundation"), respectively. As a result of the Testamentary Trust's and the Foundation's respective direct and beneficial ownerships of outstanding shares of common stock of The St. Joe Company, the Testamentary Trust, Foundation and Messrs. Thornton, Thompson, Durden, Porter and Peyton are or may be deemed to be indirect beneficial owners of 106,200.4399 Interests owned directly by The St. Joe Company. See note (1) above. The address for each of the Testamentary Trust, Foundation and Messrs. Thornton, Thompson, Durden, Porter and Peyton is 4600 Touchton Road, East Building 200, Suite 500, Jacksonville, Florida 32246.
29

(b) The Administrator and its executive officers and director beneficially own the following Interests of ALP:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent Of Class

Beneficial Interest Units	Administrator and its executive officers and director as a group	None	--

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

Item 13. Certain Relationships, Related Transactions and Director Independence

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

JMB Insurance Agency, Inc., an affiliate of the Administrator, earned and received insurance brokerage commissions in 2011 and 2010 of approximately $370 and $498, respectively, in connection with providing insurance coverage for certain of ALP, all of which was paid as of December 31, 2011. Such commissions are at rates set by insurance companies for the classes of coverage provided.

The Administrator of ALP or its affiliates are entitled to reimbursement for their direct expenses or out-of-pocket expenses relating to the administration of ALP and the management of ALP assets. In 2011, the Administrator and its affiliates were entitled to reimbursements for legal, accounting and treasury services. Such costs for 2011 and 2010 were approximately $293,000 and $277,000, respectively, of which approximately $99,000 were unpaid as of December 31, 2011.

Amounts payable to or by the Administrator or its affiliates do not bear interest and are expected to be paid in future periods.

In 2011 and 2010, The St. Joe Company was reimbursed approximately $21,000 and $38,000, respectively, for its direct costs, all of which was paid as of December 31, 2011. The St. Joe Company beneficially owns 23.9% of the outstanding beneficial interest units of ALP.

Item 14. Principal Accountant Fees and Services

McGladrey & Pullen, LLP (M&P) audited the accompanying consolidated financial statements for the years ended December 31, 2011, 2010 and 2009. The fees billed by M&P for the years ended December 31, 2011, 2010 and 2009 are as follows:

(1) Audit Fees

The aggregate fees billed for the years ended December 31, 2011, 2010 and 2009 for professional services rendered for the audit of ALP's annual financial statements and review of the statements in ALP's Form 10-Q filings were approximately $69,000, $69,000 and $69,000, respectively.

(2) Audit Related Fees

None

(3) Tax Fees

The aggregate fees billed for the years ended December 31, 2011, 2010 and 2009 for professional services rendered for tax compliance and tax return preparation were approximately $19,500, $16,000 and $20,000, respectively. For 2010 and 2009, services were provided by RSM McGladrey, Inc., which operated under an alternative practice structure with McGladrey & Pullen, LLP.

(4) All Other Fees

None

ALP has not adopted any pre-approval policies and procedures for its audit, audit related and permitted non-audit services. All such services are approved by the sole director of the Administrator before the services are rendered.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements (See Index to Financial Statements and Supplementary Data filed with this report).
(2)	Exhibits.
	3-1.	Amended and Restated Agreement of Limited Partnership.*

	3-2.	Acknowledgment and Amendment of Partnership Agreement.*

	3.3.	Amendment to the Amended and Restated Agreement of Limited Partnership, effective October 29, 2002, is incorporated herein by reference to Exhibit 3.3 to the Partnership's Report for the year ended December 31, 2002 on Form 10-K (File No. 0-16976) dated March 24, 2003.

	3.4.	Assignment Agreement by and among the General Partner, the Initial Limited Partner and the Partnership.*

	4.1.	Liquidating Trust Agreement of ALP Liquidating Trust, dated as of September 30, 2005, by and among, Arvida/JMB Partners, L.P., Arvida Company, as Administrator, and Wilmington Trust Company, as Resident Trustee.

	10-1.	Agreement between the Partnership and The Walt Disney Company dated January 29, 1987 is incorporated herein by reference to Exhibit 10.1 to the Partnership's Report for the year ended December 31, 2002 on Form 10-K (File No. 0-16976) dated March 24, 2003.

	10-2.	Letter Agreement, dated as of September 10, 1987, between the Partnership and The Walt Disney Company, is incorporated herein by reference to Exhibit 10.2 to the Partnership's Report for the year ended December 31, 2002 on Form 10-K (File No. 0-16976) dated March 24, 2003.

	10-3.	Management, Advisory and Supervisory Agreement, including the License Agreement for the use of the Arvida name as exhibit A thereto, is incorporated herein by reference to Exhibit 10.3 to the Partnership's Report for the year ended December 31, 2002 on Form 10-K (File No. 0-16976) dated March 24, 2003.

	10.4.	Fourth Amended and Restated Agreement of Partnership of Arvida/JMB Partners, together with Amendment No. 1 thereto, is incorporated herein by reference to Exhibit 10.4 to the Partnership's Report for the year ended December 31, 2002 on Form 10-K (File No. 0-16976) dated March 24, 2003.

	10.5.	Information Systems Sharing Agreement dated November 6, 1997 between Arvida/JMB Partners, L.P. and Arvida Company is hereby incorporated herein by reference to Exhibit 10.15 to the Partnership's Report for the year ended December 31, 1997 on Form 10-K (File No. 0-16976) dated March 25, 1998.

	31.1.	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934 is filed herewith.

	31.2.	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934 is filed herewith.

	32.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are filed herewith.

	*	Previously filed with the Securities and Exchange Commission as Exhibits 3.1, 3.2 and 3.3, respectively, to the Partnership's Form 10-Q/A Report (File No. 0-16976) filed on June 6, 2002, and incorporated herein by reference.

(b)	No report on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALP Liquidating Trust

By:	Arvida Company As Administrator

Gailen J. Hull
By:	Gailen J. Hull, Vice President
Date:	March 21, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

.

Gailen J. Hull
By:	Gailen J. Hull, Vice President Principal Accounting Officer and Principal Financial Officer
Date:	March 21, 2012

Gary Nickele
By:	Gary Nickele, President and Sole Director Principal Executive Officer
Date:	March 21, 2012

ALP Liquidating Trust

Exhibit Index

Exhibit No.	Exhibit	Document Incorporated by Reference

3.1.	Amended and Restated Agreement of Limited Partnership.	Yes

3.2.	Acknowledgment and Amendment of Partnership Agreement.	Yes

3.3.	Amendment to the Amended and Restated Agreement of Limited Partnership, effective October 29, 2002.	Yes

3.4.	Assignment Agreement by and among the General Partner, the Initial Limited Partner and the Partnership.	Yes

4.1.	Liquidating Trust Agreement of ALP Liquidating Trust, dated as of September 30, 2005, by and among, Arvida/JMB Partners, L.P., Arvida Company, as Administrator, and Wilmington Trust Company, as Resident Trustee.	Yes

10.1.	Agreement between the Partnership and The Walt Disney Company dated January 29, 1987	Yes

10.2.	Letter Agreement, dated as of September 10, 1987, between the Partnership and The Walt Disney Company	Yes

10.3.	Management, Advisory and Supervisory Agreement, including the License Agreement for the use of the Arvida name as exhibit A thereto	Yes

10.4.	Fourth Amended and Restated Agreement of Partnership of Arvida/JMB Partners, together with Amendment No. 1 thereto	Yes

10.5.	Information Systems Sharing Agreement dated November 6, 1997 between Arvida/JMB Partners, L.P. and Arvida Company	Yes

31.1.	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act, as amended.	No

31.2.	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act, as amended.	No

32.	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	No

