Form 10-Q
period 2012-03-31
ALP LIQUIDATING TRUST
filed 2012-05-10
CIK 814046

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended March 31, 2012	Commission file #0-16976

ALP LIQUIDATING TRUST

(Exact name of registrant as specified in its charter)

Delaware (State of organization)	36-6044597 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

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

1

Part I.  Financial Information

     Item 1.  Financial Statements

ALP LIQUIDATING TRUST

Consolidated Condensed Balance Sheets

Assets

	March 31, 2012 (Unaudited)	December 31, 2011

Cash and cash equivalents	$18,873,705	$19,074,914
Prepaid expenses and other assets	54,113	53,013
Total assets	$18,927,818	$19,127,927

Liabilities and Unit Holders’ Equity

Accounts payable and accrued expenses	$213,677	$167,012
Total liabilities	213,677	167,012

Commitments and contingencies

Unit Holders’ equity	18,677,009	18,923,795

Non controlling interest	37,132	37,120

Total equity	18,714,141	18,960,915

Total liabilities and Unit Holders’ equity	$18,927,818	$19,127,927

The accompanying notes are an integral part of these consolidated financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statements of Operations

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	2012	2011
Income:
Interest and other income	$30,098	$4,895

Expenses:
Professional services	155,774	(70,736)
General and administrative	114,089	89,936
Other	7,009	6,070
Total expenses	276,872	25,270

Net loss	(246,774)	(20,375)

Net income (loss) attributable to non-controlling interests	12	(23)

Net loss attributable to Unit Holders	$(246,786)	$(20,352)

Net loss per beneficial interest unit	$(0.56)	$(0.05)

Cash distributions per beneficial interest unit	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

4

ALP LIQUIDATING TRUST

Consolidated Condensed Statement of Changes in Unitholders’ Equity

For the Three Months Ended March 31, 2012

(Unaudited)

	Total	Unit Holders	Non- Controlling Interests

Balance, January 1, 2012	$18,960,915	18,923,795	37,120
Net income (loss)	(246,774)	(246,786)	12

Balance, March 31, 2012	$18,714,141	18,677,009	37,132

The accompanying notes are an integral part of these consolidated financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	2012	2011
Operating activities:
Net loss	$(246,774)	$(20,375)
Changes in:
Prepaid expenses and other assets	(1,100)	--
Accounts payable and accrued expenses	46,665	(236,370)
Net cash used in operating activities	(201,209)	(256,745)

Decrease in cash and cash equivalents	(201,209)	(256,745)

Cash and cash equivalents, beginning of period	19,074,914	20,216,787

Cash and cash equivalents, end of period	$18,873,705	$19,960,042

The accompanying notes are an integral part of these consolidated financial statements.

ALP LIQUIDATING TRUST

Notes to Consolidated Condensed Financial Statements

March 31, 2012

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

Summary of Significant Accounting Policies

Readers of this quarterly report should refer to the audited financial statements for the fiscal year ended December 31, 2011, which are included in ALP’s 2011 Annual Report on Form 10-K (File No. 0-16976) filed on March 21, 2012, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements, and which are required by U.S. generally accepted accounting principles for complete financial statements, have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the 2011 Annual Report.

The unaudited consolidated condensed financial statements and notes have been prepared on the same basis as the annual audited financial statements and include all adjustments, which are in the opinion of management, necessary to present a fair statement of ALP's financial position, results of operations and of cash flows as of and for the interim periods presented. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other interim period or for any other future year.

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

Transactions with Affiliates

The Administrator or its affiliates are entitled to reimbursements for their direct expenses or out of pocket expenses related to the administration and management of ALP. For the three months ended March 31, 2012 and 2011, the Administrator or its affiliates were entitled to reimbursements for legal, accounting, treasury and corporate services. Such costs for the periods totaled $98,709 and $74,000, respectively, and are included in general and administrative expenses.

Amounts receivable from or payable to the Administrator or its respective affiliates do not bear interest and are expected to be paid in future periods. At March 31, 2012 and December 31, 2011, approximately $98,700 and $98,600 was payable to the Administrator or its affiliates and is included in accounts payable and accrued expenses.

The St. Joe Company is reimbursed for its direct costs. For the three months ended March 31, 2012, no such costs were reimbursed. Such costs for the three months ended March 31, 2011 were approximately $9,900. The St. Joe Company beneficially owns 23.9% of the outstanding beneficial interest units of ALP.

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

ALP accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at March 31, 2012 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

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

Liquidity and Capital Resources

At March 31, 2012, ALP had unrestricted cash and cash equivalents of approximately $18,870,000. The source of both short-term and long-term future liquidity is expected to be derived from cash on hand, short term cash investments and income earned thereon.

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

Results of Operations

The increase in interest and other income for the three months ended March 31, 2012 as compared to the same period in 2011 is primarily due to the release of certain deed restrictions to an outside party.

The changes in professional services for the three months ended March 31, 2012 and 2011 as compared to the same period in 2011 is primarily due to a change in the estimated net cost of outside counsel for ongoing litigation, as well as the timing of litigation in which ALP is involved.

The increase in general and administrative for the three months ended March 31, 2012 as compared to the same period in 2011 is primarily due to amounts of reimbursements by ALP related to the timing of litigation in which ALP is involved.

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

ALP LIQUIDATING TRUST.

By:	Arvida Company as Administrator

GAILEN J. HULL
By:	Gailen J. Hull, Vice President
Date:	May 10, 2012

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of ALP Liquidating Trust by the following person in the capacities and on the date indicated.

GAILEN J. HULL
By:	Gailen J. Hull, Chief Financial Officer and Principal Accounting Officer
Date:	May 10, 2012

