Form 10-Q
period 2012-09-30
ALP LIQUIDATING TRUST
filed 2012-11-09
CIK 814046

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended September 30, 2012	Commission file #0-16976

ALP LIQUIDATING TRUST

(Exact name of registrant as specified in its charter)

Delaware (State of organization)	36-6044597 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

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

1

Part I.  Financial Information

     Item 1.  Financial Statements

ALP LIQUIDATING TRUST

Consolidated Condensed Balance Sheets

Assets

	September 30, 2012 (Unaudited)	December 31, 2011

Cash and cash equivalents	$18,266,612	$19,074,914
Prepaid expenses and other assets	54,113	53,013
Total assets	$18,320,725	$19,127,927

Liabilities and Unit Holders’ Equity

Accounts payable and accrued expenses	$229,626	$167,012
Total liabilities	229,626	167,012

Commitments and contingencies

Unit Holders’ equity	18,053,960	18,923,795

Non controlling interest	37,139	37,120

Total equity	18,091,099	18,960,915

Total liabilities and Unit Holders’ equity	$18,320,725	$19,127,927

The accompanying notes are an integral part of these consolidated financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statements of Operations

For the Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income:
Interest and other income	$1,695	$317	$81,891	$5,590

Expenses:
Professional services	209,539	141,734	620,986	282,168
General and administrative	111,593	101,025	316,843	316,028
Other	3,640	1,777	13,878	19,818
Total expenses	324,772	244,536	951,707	618,014

Net loss	(323,077)	(244,219)	(869,816)	(612,424)

Less: Net income (loss) attributable to non-controlling interests	(8)	(29)	19	(76)

Net loss attributable to Unit Holders	$(323,069)	$(244,190)	$(869,835)	$(612,348)

Net loss per beneficial interest unit	$(0.73)	$(0.55)	$(1.96)	$(1.38)

Cash distributions per beneficial interest unit	$0	$0	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

4

ALP LIQUIDATING TRUST

Consolidated Condensed Statement of Changes in Unitholders’ Equity

For the Nine Months Ended September 30, 2012

(Unaudited)

	Total	Unit Holders	Non- Controlling Interests

Balance, January 1, 2012	$18,960,915	18,923,795	37,120
Net income (loss)	(869,816)	(869,835)	19

Balance, September 30, 2012	$18,091,099	18,053,960	37,139

The accompanying notes are an integral part of these consolidated financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	2012	2011
Operating activities:
Net loss	$(869,816)	$(612,424)
Changes in:
Prepaid expenses and other assets	(1,100)	0
Accounts payable and accrued expenses	62,614	(254,245)
Net cash used in operating activities	(808,302)	(866,669)

Decrease in cash and cash equivalents	(808,302)	(866,669)

Cash and cash equivalents, beginning of period	19,074,914	20,216,787

Cash and cash equivalents, end of period	$18,266,612	$19,350,118

The accompanying notes are an integral part of these consolidated financial statements.

ALP LIQUIDATING TRUST

Notes to Consolidated Condensed Financial Statements

September 30, 2012

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

The unaudited consolidated condensed financial statements and notes have been prepared on the same basis as the annual audited financial statements and include all adjustments, which are in the opinion of management, necessary to present a fair statement of ALP's financial position, results of operations and of cash flows as of and for the interim periods presented. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012 or for any other interim period or for any other future year.

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

Transactions with Affiliates

The Administrator or its affiliates are entitled to reimbursements for their direct expenses or out of pocket expenses related to the administration and management of ALP. For the nine months ended September 30, 2012 and 2011, the Administrator or its affiliates were entitled to reimbursements for legal, accounting, treasury and corporate services. Such costs for the periods totaled $283,000 and $230,000, respectively, and are included in general and administrative expenses.

Amounts receivable from or payable to the Administrator or its respective affiliates do not bear interest and are expected to be paid in future periods. At September 30, 2012 and December 31, 2011, approximately $29,300 and $98,600 was payable to the Administrator or its affiliates and is included in accounts payable and accrued expenses.

The St. Joe Company is reimbursed for its direct costs. For the nine months ended September 30, 2012, no such costs were reimbursed. Such costs for the nine months ended September 30, 2011 were approximately $20,000. The St. Joe Company beneficially owns 23.9% of the outstanding beneficial interest units of ALP.

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

ALP accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at September 30, 2012 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

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

On October 31, 2012, the Partnership filed an action entitled ALP Liquidating Trust, et al. v. Waterproofing Systems of Miami, Inc. et al. in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, Case No. 12-42903 CA-06. The case arises out of and in connection with the Rothal claims against the Partnership and related insurance litigation (“Rothal Claims”). The defendants include Waterproofing Systems of Miami, Inc. (“Waterproofing”), the alleged roofing subcontractor for the homes involved in the Rothal action, Trinity Construction Corp. (“Trinity”), the alleged installer of the roofing trusses involved in the Rothal action, and Quality Truss Inc. (“Quality Truss”), the alleged manufacturer of the roofing trusses involved in the Rothal action. In the nine-count complaint for contractual indemnity, common law indemnity and negligence, plaintiffs essentially allege that in the event they are held liable for defects and damages for the roofs and truss systems in the Rothal action, which defects and damages are denied to exist, plaintiffs are entitled to recover from each damages, attorneys’ fees as provided by contract or applicable law, as the case may be, or such other relief that the Court may deem just and proper.

On June 23, 2011, the Partnership was sued in a case entitled, Investors Insurance Company of America (“Investors Insurance”) v. Waterproofing Systems, Inc., et al., Case No. 0:11-cv-61408-DMM, United States District Court for the Southern District of Florida (Ft. Lauderdale). In the complaint, as amended, an insurer for Waterproofing Systems, Inc. and Waterproofing Systems of Miami, Inc. (“Waterproofing”), the alleged roofer of the homes and co-defendant in the Rothal case discussed above seeks a declaratory judgment order that it owes no duty of indemnity or defense to Waterproofing for the damages sought in the Rothal complaint. In the Investors Insurance complaint, as amended, the plaintiff declares that ALP has an interest in the plaintiff’s policies that purport to cover Waterproofing and by its complaint seeks an order that would attempt to effectively adjudicate ALP’s rights to any coverage benefits under the Investors Insurance policies. The Partnership has filed a motion to dismiss the case for lack of jurisdiction and a motion to stay. The motion to dismiss Arvida was granted. The court determined that Investors Insurance has a duty to defend its insured and the case was subsequently dismissed with prejudice except that the court reserved jurisdiction to determine whether the insurer has a duty to indemnify once the underlying Rothal action is concluded.

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

On January 19, 2012, the Partnership was sued in a case entitled, Scottsdale Insurance Company v. Richard Rothal, et al., Case No. 2012-CA-03451, in the Circuit Court of the Seventeenth Circuit in and for Broward County, Florida, Complex Litigation Unit. In this case, Scottsdale Insurance Company (“Scottsdale”), an alleged insurer of Waterproofing Systems of Miami, Inc. (“Waterproofing”), seeks a declaratory judgment against, among others, Waterproofing, the class certified in the Rothal action and the Partnership, seeking a declaration of Scottsdale’s rights and obligations under two commercial general liability policies it allegedly issued over the years May 29, 2000 - May 29, 2002. The case has been transferred from the complex litigation unit to the trial court handling the Rothal action. The declaration in this case seeks to affect the rights that Waterproofing, Rothal, and the Partnership may have in these policies. On or about August 29, 2012, the Partnership filed an answer, affirmation defenses and a counterclaim seeking, among other things, defense and indemnity in connection with the Rothal action. The Partnership will vigorously pursue its interests in the policies written by the plaintiff. The Partnership is unable to determine what portion of its fees and damages in the Rothal case, if any, may be recovered under the Scottsdale policies.

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

Liquidity and Capital Resources

At September 30, 2012, ALP had unrestricted cash and cash equivalents of approximately $18,270,000. The source of both short-term and long-term future liquidity is expected to be derived from cash on hand, short term cash investments and income earned thereon.

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

Results of Operations

The increase in accounts payable and accrued expenses at September 30, 2012 as compared to December 31, 2011 is primarily due to the timing of payments for professional fees.

The increase in interest and other income for the nine months ended September 30, 2012 as compared to the same period in 2011 is primarily due to the release of certain deed restrictions to an outside party.

The increase in professional services for the three and nine months ended September 30, 2012 as compared to the same period in 2011 is primarily due to the timing of litigation in which ALP is involved.

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

ALP LIQUIDATING TRUST.

By:	Arvida Company as Administrator

GAILEN J. HULL
By:	Gailen J. Hull, Vice President
Date:	November 9, 2012

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of ALP Liquidating Trust by the following person in the capacities and on the date indicated.

GAILEN J. HULL
By:	Gailen J. Hull, Chief Financial Officer and Principal Accounting Officer
Date:	November 9, 2012

