Form 10-K
period 2012-12-31
ALP LIQUIDATING TRUST
filed 2013-03-19
CIK 814046

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012	Commission file #0-16976

ALP Liquidating Trust

(Exact name of registrant as specified in its charter)

Delaware (State of organization)	36-6044597 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

Registrant's telephone number, including area code 312/915-1987

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

In late 2007, it was determined that certain remnant parcels from past developments were still owned by ALP rather than by relevant homeowners associations or public entities. These remnant parcels have no value and, to the extent hereafter deeded to third parties, will result in no material proceeds to the Trust. ALP is working with relevant parties on some of these parcels to affect the transfer of these parcels where feasible. However, certain of these parcels carry past-due taxes that include years where they had been assessed on pre-subdivision values that, due to the passage of time and the expiration of local appeals periods, precluded their being deeded over in the normal course. These taxes are non-recourse to ALP. While these parcels are being handled on a case-by-case basis, where ALP is unable to effect a transfer whereby any material accrued taxes are waived by the taxing authority or assumed by the transferee, ALP generally will allow such parcels to be acquired by third parties at tax sale in order to relieve ALP from any future liabilities associated with them. In 2009 and 2010, ALP was able to deed or otherwise dispose of a number of these parcels to outside parties and, as a result, recognized income in 2009 and 2010 related to the real estate taxes that had been previously accrued for these parcels. In 2012, ALP transferred two parcels to an outside party, one in February and one in May. ALP continues to work to transfer or otherwise dispose of the remaining parcels. The cost of completing this process is not expected to be material, however ALP is unable to predict the time period required.

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

Item 3. Legal Proceedings

ALP accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at December 31, 2012 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

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

On October 31, 2012, the Partnership filed an action entitled ALP Liquidating Trust, et al. v. Waterproofing Systems of Miami, Inc. et al. in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, Case No. 12-42903 CA-06. The case arises out of and in connection with the Rothal claims against the Partnership and related insurance litigation (“Rothal Claims”). The defendants include Waterproofing Systems of Miami, Inc. (“Waterproofing”), the alleged roofing subcontractor for the homes involved in the Rothal action, Trinity Construction Corp. (“Trinity”), the alleged installer of the roofing trusses involved in the Rothal action, and Quality Truss Inc. (“Quality Truss”), the alleged manufacturer of the roofing trusses involved in the Rothal action. In the nine-count complaint for contractual indemnity, common law indemnity and negligence, plaintiffs essentially allege that in the event they are held liable for defects and damages for the roofs and truss systems in the Rothal action, which defects and damages are denied to exist, plaintiffs are entitled to recover from each damages, attorneys’ fees as provided by contract or applicable law, as the case may be, or such other relief that the Court may deem just and proper. Waterproofing has filed a motion to dismiss that has not been ruled on.

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

On January 19, 2012, the Partnership was sued in a case entitled, Scottsdale Insurance Company v. Richard Rothal, et al., Case No. 2012-CA-03451, in the Circuit Court of the Seventeenth Circuit in and for Broward County, Florida, Complex Litigation Unit. In this case, Scottsdale Insurance Company (“Scottsdale”), an alleged insurer of Waterproofing Systems of Miami, Inc. (“Waterproofing”), seeks a declaratory judgment against, among others, Waterproofing, the class certified in the Rothal action and the Partnership, seeking a declaration of Scottsdale’s rights and obligations under two commercial general liability policies it allegedly issued over the years May 29, 2000 - May 29, 2002. The case has been transferred from the complex litigation unit to the trial court handling the Rothal action. The declaration in this case seeks to affect the rights that Waterproofing, Rothal, and the Partnership may have in these policies. On or about August 29, 2012, the Partnership filed an answer, affirmative defenses and a counterclaim seeking, among other things, defense and indemnity in connection with the Rothal action. The Partnership will vigorously pursue its interests in the policies written by the plaintiff. The Partnership is unable to determine what portion of its fees and damages in the Rothal case, if any, may be recovered under the Scottsdale policies.

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

Part II

Item 5. Market for the Registrant’s Common Equity, Related Security Holder Matters and

Issuer Purchases of Equity Security

As of January 1, 2013, there were 15,686 record holders of the 443,173 beneficial interest units outstanding in ALP. There is no public market for beneficial interest units. However, there are restrictions governing the transferability of these beneficial interest units set forth in the Liquidating Trust Agreement of ALP Liquidating Trust (the “Trust Agreement”). In addition, no transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Administrator has been received by the Administrator. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Cash distributions to a Unit Holder of beneficial interest units will be distributed to the person recognized as the Unit Holder of the beneficial interest units as of the last day of the quarterly period preceding the quarter in which such distribution is made. From time to time, a Unit Holder may abandon its beneficial interest units at which time the Trust has no actual or contingent obligation to the former Unit Holders for the abandoned beneficial interest units.

Reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the retention of cash reserves to pay or resolve obligations and liabilities of, and claims asserted, and possible future cash distribution(s).

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the financial statements and the notes to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The consolidated statement of operations data for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 are derived from the audited consolidated financial statements.

ALP Liquidating Trust

For the Years Ended 2012, 2011, 2010, 2009 and 2008

	2012	2011	2010	2009	2008

Total revenues	$81,952	5,705	16,992	56,364	734,308

Net loss attributable to Unit Holders	$(1,077,378)	(837,287)	(1,308,880)	(2,000,154)	(957,018)

Net loss per unit (a)	$(2.43)	(1.89)	(2.95)	(4.50)	(2.15)

Total assets (b)	$17,950,094	19,127,927	20,269,800	22,052,092	24,623,289

Total liabilities (b)	$66,596	167,012	471,508	944,935	1,515,989

Cash distributions per unit (c)	--	--	--	--	--

The above selected consolidated financial data should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this annual report.

(a)    The net (loss) per beneficial interest unit is based upon the number of units outstanding at the end of each period.

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

ALP is a statutory trust formed under the laws of the State of Delaware. The purpose of ALP is to complete the liquidation and winding up of the business affairs of the Partnership. The liquidation, winding up and termination of ALP will be managed by Arvida Company, as administrator of ALP. In its capacity as such, the Administrator has the authority to exercise all of the powers granted to it under the Trust Agreement, including selling or otherwise disposing of the remaining property of ALP, resolving litigation against ALP or its predecessor, preparing tax returns for ALP, making distributions to Unit Holders and retaining advisors to assist it in carrying out its powers. Wilmington Trust Company is the Delaware resident trustee of ALP. Both the Administrator and the Delaware resident trustee are entitled to fees for their services and/or reimbursement for the expenses they incur in connection with their activities under the Trust Agreement. In addition, each of them will generally be indemnified for liabilities that arise as a result of the activities they provide under the Trust Agreement unless such liabilities result from such person's own bad faith, fraud, willful misconduct or gross negligence. ALP will generally continue in existence until all claims, debts, liabilities and obligations of ALP and the Partnership have been paid or otherwise discharged.

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

Liquidity and Capital Resources

At December 31, 2012 and 2011, ALP had unrestricted cash and cash equivalents of approximately $17,889,000 and $19,075,000, respectively. At February 28, 2013, ALP had unrestricted cash and cash equivalents of approximately $17,830,000. The source of both short-term and long-term future liquidity is expected to be derived from cash on hand and income earned thereon.

At December 31, 2012, ALP is liable for performance bonds in the amount of $48,000 which are fully collateralized.

ALP expects to use its capital resources to execute its liquidation and dissolution, and with remaining funds, if any, to be used to make liquidating distributions to Unit Holders.

Results of Operations

The decrease in accounts payable and accrued expenses at December 31, 2012 as compared to December 31, 2011 is primarily due to the timing of payments for professional fees and salary reimbursements.

The increase in interest and other income for the year ended December 31, 2012 as compared to the year ended December 31, 2011 is primarily due to the release of certain deed restrictions to an outside party. The decrease in interest and other income for the year ended December 31, 2011 as compared to the year ended December 31, 2010 is primarily due to a decrease in the rates ALP is able to earn on its invested cash reserves, as well as lower cash balances available for investment.

The increase in professional services for the year ended December 31, 2012 and the decrease for the year ended December 31, 2011 as compared to December 31, 2010 is primarily due to the timing of litigation in which ALP is involved.

The increase in general and administrative expense for the year ended December 31, 2012 as compared to the years ended December 31, 2011 and 2010 is primarily due to amounts of salary reimbursements by ALP.

Other expense for the year ended December 31, 2010 consist primarily of the reversal of real estate tax expense previously accrued on certain real estate parcels that were deeded to outside parties.

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

Item 8. Financial Statements and Supplementary Data

ALP Liquidating Trust

Index

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Unit Holders' Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Notes to Financial Statements

Schedules Not Filed:

All schedules have been omitted as the required information is inapplicable or immaterial, or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Trustees of

ALP Liquidating Trust

We have audited the accompanying consolidated balance sheets of ALP Liquidating Trust (the "Trust") as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in unit holders' equity and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ALP Liquidating Trust at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Chicago, Illinois

March 19, 2013

ALP Liquidating Trust

Consolidated Balance Sheets

December 31, 2012 and 2011

Assets

	2012	2011

Cash and cash equivalents	$17,888,981	19,074,914
Prepaid expenses and other assets	61,113	53,013

Total assets	$17,950,094	19,127,927

Liabilities and Unit Holders’ Equity

Accounts payable and accrued expenses	$66,596	167,012
Total liabilities	66,596	167,012

Commitments and Contingencies

Unit Holders’ equity (443,173 and 443,783 beneficial interest units at December 31, 2012 and 2011, respectively)	17,846,417	18,923,795

Non controlling interest	37,081	37,120

Total equity	17,883,498	18,960,915

Total liabilities and Unit Holders’ equity	$17,950,094	19,127,927

The accompanying notes are an integral part of these consolidated financial statements.

ALP Liquidating Trust

Consolidated Statements of Operations

Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010

Income:
Interest and other income	$81,952	5,705	16,992
	81,952	5,705	16,992

Expenses:
Professional services	696,169	434,157	1,057,669
General and administrative	445,476	389,107	361,124
Other	17,724	19,818	(92,936)
	1,159,369	843,082	1,325,857

Net loss	(1,077,417)	(837,377)	(1,308,865)

Less: Net income (loss) attributable to non controlling interests	(39)	(90)	15

Net loss attributable to Unit Holders	$(1,077,378)	(837,287)	(1,308,880)

Net loss per beneficial interest unit	$(2.43)	(1.89)	(2.95)

Cash distributions per beneficial interest unit	$--	--	--

The accompanying notes are an integral part of these consolidated financial statements.

ALP Liquidating Trust

Consolidated Statements of Changes in Unit Holders’ Equity

Years Ended December 31, 2012, 2011 and 2010

		Unit Holders
	Total	Amount	Units	Non Controlling Interests

Balance, December 31, 2009	$21,107,157	21,069,962	444,734	37,195

Net income (loss)	(1,308,865)	(1,308,880)	--	15

Units abandoned	--	--	(503)	--

Balance, December 31, 2010	19,798,292	19,761,082	444,231	37,210

Net income (loss)	(837,377)	(837,287)	--	(90)

Units abandoned	--	--	(448)	--

Balance, December 31, 2011	18,960,915	18,923,795	443,783	37,120

Net income (loss)	(1,077,417)	(1,077,378)	--	(39)

Units abandoned	--	--	(610)	--

Balance, December 31, 2012	$17,883,498	17,846,417	443,173	37,081

The accompanying notes are an integral part of these consolidated financial statements.

ALP Liquidating Trust

Consolidated Statements of Cash Flows

Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Operating activities:
Net loss	$(1,077,417)	(837,377)	(1,308,865)
Changes in:
Restricted cash	--	--	48,667
Prepaid expenses and other assets	(8,100)	--	(48,400)
Accounts payable and accrued expenses	(100,416)	(304,496)	(473,427)

Net cash (used in) operating activities	(1,185,933)	(1,141,873)	(1,782,025)

Decrease in cash and cash equivalents	(1,185,933)	(1,141,873)	(1,782,025)

Cash and cash equivalents, beginning of period	19,074,914	20,216,787	21,998,812

Cash and cash equivalents, end of period	$17,888,981	19,074,914	20,216,787

The accompanying notes are an integral part of these consolidated financial statements.

ALP Liquidating Trust

Notes to Financial Statements

(1) Operations and Significant Accounting Policies

Operations

On September 30, 2005, Arvida/JMB Partners, L.P. (the "Partnership") completed its liquidation by contributing all of its remaining assets to ALP Liquidating Trust ("ALP"), subject to all of the Partnership's obligations and liabilities. Arvida Company (“Arvida”), an affiliate of the former general partner of the Partnership, acts as Administrator (the "Administrator") of ALP.

In connection with its formation, ALP issued a total of 448,794 beneficial interest units to the partners of the Partnership ("Unit Holders"). In the liquidation, each partner in the Partnership received a beneficial interest in ALP for each interest the partner held in the Partnership. As a result, a partner's percentage interest in ALP remained the same as that person's percentage interest was in the Partnership immediately prior to its liquidation. As of December 31, 2012, there were 15,686 record holders of the 443,173 beneficial interest units outstanding in ALP.

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

The Financial Accounting Standards Board (FASB) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the entity's tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. For the years ended December 31, 2012 and 2011, management has determined that there are no material uncertain income tax positions.

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

Non Controlling Interest

Non controlling interest represents the portion of equity in a subsidiary not attributable, directly or indirectly, to the Trust. The non controlling interest’s share of income or loss derived from the performance of the subsidiary is allocated to the non controlling in the consolidated statements of operations.

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

(3) Transactions with Affiliates

The Administrator or its affiliates are entitled to reimbursements for their direct expenses or out of pocket expenses related to the administration and management of ALP. For the years ended December 31, 2012, 2011 and 2010, the Administrator or its affiliates were entitled to reimbursements for legal, accounting, treasury and corporate services. Such costs for the periods totaled $371,478, $292,603 and $276,663, respectively. Additionally, an affiliate of the Administrator earned and received brokerage commissions for providing insurance coverage for ALP. Such commissions paid for the years ended December 31, 2012, 2011 and 2010 were $353, $367 and $498, respectively.

Amounts receivable from or payable to the Administrator or their respective affiliates do not bear interest and are expected to be paid in future periods. At December 31, 2012 and 2011, approximately $29,388 and $98,600 was payable to the Administrator or its affiliates and is included in accounts payable and accrued expenses.

The St. Joe Company is reimbursed for its direct costs. For the year ended December 31, 2012, no such costs were reimbursed. Such costs for the years ended December 31, 2011 and 2010 were approximately $21,000 and $38,000, respectively. The St. Joe Company beneficially owns 23.9% of the outstanding beneficial interest units of ALP.

(4) Commitments and Contingencies

As security for performance of certain development obligations, ALP was contingently liable under performance bonds for approximately $48,000. These performance bonds are fully collateralized.

In late 2007 it was determined that certain remnant parcels from past developments were still owned by ALP rather than by relevant homeowners associations or public entities. These remnant parcels have no value and, to the extent hereafter deeded to third parties, will result in no material proceeds to the Trust. ALP is working with relevant parties on some of these parcels to affect the transfer of these parcels where feasible. However, certain of these parcels carry past-due taxes that include years where they had been assessed on pre-subdivision values that, due to the passage of time and the expiration of local appeals periods, precluded their being deeded over in the normal course. These taxes are non-recourse to ALP. While these parcels are being handled on a case-by-case basis, where ALP is unable to effect a transfer whereby any material accrued taxes are waived by the taxing authority or assumed by the transferee, ALP generally will allow such parcels to be acquired by third parties at tax sale in order to relieve ALP from any future liabilities associated with them. In 2010, ALP was able to deed or otherwise dispose of a number of these parcels to outside parties and, as a result, recognized income in 2010 related to the real estate taxes that had been previously accrued for these parcels. ALP continues to work to transfer or otherwise dispose of the remaining parcels. The cost of completing this process is not expected to be material, however ALP is unable to predict the time period required.

ALP accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at December 31, 2012 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

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

On October 31, 2012, the Partnership filed an action entitled ALP Liquidating Trust, et al. v. Waterproofing Systems of Miami, Inc. et al. in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, Case No. 12-42903 CA-06. The case arises out of and in connection with the Rothal claims against the Partnership and related insurance litigation (“Rothal Claims”). The defendants include Waterproofing Systems of Miami, Inc. (“Waterproofing”), the alleged roofing subcontractor for the homes involved in the Rothal action, Trinity Construction Corp. (“Trinity”), the alleged installer of the roofing trusses involved in the Rothal action, and Quality Truss Inc. (“Quality Truss”), the alleged manufacturer of the roofing trusses involved in the Rothal action. In the nine-count complaint for contractual indemnity, common law indemnity and negligence, plaintiffs essentially allege that in the event they are held liable for defects and damages for the roofs and truss systems in the Rothal action, which defects and damages are denied to exist, plaintiffs are entitled to recover from each damages, attorneys’ fees as provided by contract or applicable law, as the case may be, or such other relief that the Court may deem just and proper. Waterproofing has filed a motion to dismiss that has not been ruled on.

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

On January 19, 2012, the Partnership was sued in a case entitled, Scottsdale Insurance Company v. Richard Rothal, et al., Case No. 2012-CA-03451, in the Circuit Court of the Seventeenth Circuit in and for Broward County, Florida, Complex Litigation Unit. In this case, Scottsdale Insurance Company (“Scottsdale”), an alleged insurer of Waterproofing Systems of Miami, Inc. (“Waterproofing”), seeks a declaratory judgment against, among others, Waterproofing, the class certified in the Rothal action and the Partnership, seeking a declaration of Scottsdale’s rights and obligations under two commercial general liability policies it allegedly issued over the years May 29, 2000 - May 29, 2002. The case has been transferred from the complex litigation unit to the trial court handling the Rothal action. The declaration in this case seeks to affect the rights that Waterproofing, Rothal, and the Partnership may have in these policies. On or about August 29, 2012, the Partnership filed an answer, affirmative defenses and a counterclaim seeking, among other things, defense and indemnity in connection with the Rothal action. The Partnership will vigorously pursue its interests in the policies written by the plaintiff. The Partnership is unable to determine what portion of its fees and damages in the Rothal case, if any, may be recovered under the Scottsdale policies.

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

Based on ALP's evaluation under the framework in Internal Control - Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2012.

This Form 10-K does not include an attestation report of the Trust’s registered public accounting firm regarding internal control over financial reporting. As a non-accelerated filer, management’s report is not subject to attestation by the Trust’s registered public accounting firm pursuant to the rules in the Dodd-Frank Act that permit the Trust to provide only management’s report in the Annual Report.

Item 9B. Other Information

Not applicable.

Part III

Item 10. Director and Executive Officers of the Registrant

The Administrator of ALP is Arvida Company, an Illinois corporation, an affiliate of JMB Realty Corporation, a Delaware corporation ("JMB") that is in the business of real estate investment. Substantially all of the outstanding shares of stock of Arvida Company are owned by certain of JMB's past and present officers and directors, members of their families and their affiliates. The Administrator has responsibility for all aspects of ALP's liquidations. Certain relationships of ALP to the Administrator and its affiliates are described under the captions "Determinations by the Administrator," "Relationships of Affiliates to Liquidating Trust," "Remuneration of JMB, Arvida and Affiliates" and "Fiduciary Responsibility of the Administrator" in the section "Conflicts of Interest" at pages 21 and 23-24 of the Prospectus of the Partnership, dated September 16, 1987 and updated with the Trust Agreement.

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

There is no family relationship among the foregoing director or any officer. Mr. Nickele has been elected to serve a one-year term as director at the annual meeting of the Administrator held on August 14, 2012. Both of the foregoing officers have been elected to serve one-year terms. There are no arrangements or understandings between or among any of said director or officer and any other person pursuant to which the director or any officer was selected as such.

The foregoing director and officer are also officers of JMB. The foregoing director and officer are also officers and/or directors of various affiliated companies of JMB.

The business experience during the past five years of the director and officer of the Administrator of ALP includes the following:

Gailen J. Hull (age 64), in addition to being a Vice President of the Administrator, has acted as the Chief Financial Officer of the Partnership since August 2002. He is also a Senior Vice President and, since August 2002, Chief Financial Officer of JMB and an officer of various JMB affiliates. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

Gary Nickele (age 60) is Executive Vice President and General Counsel of JMB and an officer and/or director of various JMB affiliates. Prior to becoming President of the Administrator, in May 2004, Mr. Nickele had been a Vice President of that corporation since June 1987. He has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

ALP is organized under the laws of the State of Delaware, and the rights of its trustees are governed by the Trust Agreement and Chapter 38 of Title 12 of the Delaware Code, 12 Del. c 8 3Ed, et. seq., as amended from time to time (as so amended, the "Trust Act"). Moreover, the beneficial interest units are not publicly traded. In view of these facts, as well as the limited business activity of ALP, the Administrator has determined that it is not necessary for ALP to have a separately designated audit committee, compensation committee, an "audit committee financial expert" or a "code of ethics" as those terms are defined in the rules and regulations of the Securities and Exchange Commission.

Item 11. Executive Compensation

The officers and the director of the Administrator receive no direct remuneration in such capacities from ALP. The Administrator and the trustees are entitled to receive a share of cash distributions, when and as cash distributions are made. The Administrator and its affiliates received no cash distributions in 2012 and 2011. Pursuant to the Trust Agreement, the Administrator and its affiliates were allocated net loss for Federal income tax purposes for 2012 and 2011 of approximately $108,000 and $85,000, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and

               Related Security Holder Matters

(a) The following have reported beneficial ownership of more than 5% of the outstanding Beneficial Interest Units of ALP.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent Of Class

Beneficial Interest Units	The St. Joe Company	106,200.4399 Units (1)	23.9%

Beneficial Interest Units	Fairholme Capital Management, LLC	106,200.3299 Units (2)	23.9%

Beneficial Interest Units	Bruce R. Berkowitz	106,200.4399 Units (2)	23.9%

Beneficial Interest Units	Fairholme Funds, Inc.	106,200.4399 Units (2)	23.9%

(1)	Reflects beneficial ownership of beneficial interest units held directly by The St. Joe Company. The address for the St. Joe Company is 133 South WaterSound Parkway, WaterSound, Florida 32413.

(2)	Reflects indirect beneficial ownership of beneficial interest units held directly the The St. Joe Company. As a result of the direct and beneficial ownerships of outstanding shares of common stock of The St. Joe Company, Fairholme Capital Management, LLC, Mr. Berkowitz and Fairholme Funds, Inc. are or may be deemed to be indirect beneficial owners of the 106,200.4399 Interests owned directly by the St. Joe Company. See note (1) above. The address for each is 4400 Biscayne Boulevard, 9th Floor, Miami, Florida 33137.
30

(b) The Administrator and its executive officers and director beneficially own the following Interests of ALP:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent Of Class

Beneficial Interest Units	Administrator and its executive officers and director as a group	None	--

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

Item 13. Certain Relationships, Related Transactions and Director Independence

Pursuant to the original Partnership Agreement and subsequent Trust Agreement, ALP is permitted to engage in various transactions involving the Administrator and their respective affiliates. Such transactions involve conflicts of interest for the Administrator or its affiliates. Certain relationships of the Administrator (and its director and executive officer) and its affiliates to ALP are set forth above in Item 10.

JMB Insurance Agency, Inc., an affiliate of the Administrator, earned and received insurance brokerage commissions in 2012 and 2011 of approximately $350 and $370, respectively, in connection with providing insurance coverage for certain of ALP, all of which was paid as of December 31, 2012. Such commissions are at rates set by insurance companies for the classes of coverage provided.

The Administrator of ALP or its affiliates are entitled to reimbursement for their direct expenses or out-of-pocket expenses relating to the administration of ALP and the management of ALP assets. In 2012, the Administrator and its affiliates were entitled to reimbursements for legal, accounting and treasury services. Such costs for 2012 and 2011 were approximately $371,000 and $293,000, respectively, of which approximately $29,000 were unpaid as of December 31, 2012.

Amounts payable to or by the Administrator or its affiliates do not bear interest and are expected to be paid in future periods.

In 2012 and 2011, The St. Joe Company was reimbursed approximately $0 and $21,000, respectively, for its direct costs. The St. Joe Company beneficially owns 23.9% of the outstanding beneficial interest units of ALP.

Item 14. Principal Accountant Fees and Services

McGladrey LLP (McGladrey) audited the accompanying consolidated financial statements for the years ended December 31, 2012, 2011 and 2010. The fees billed by McGladrey for the years ended December 31, 2012, 2011 and 2010 are as follows:

(1) Audit Fees

The aggregate fees billed for the years ended December 31, 2012, 2011 and 2010 for professional services rendered for the audit of ALP's annual financial statements and review of the statements in ALP's Form 10-Q filings were approximately $69,000, $69,000 and $69,000, respectively.

(2) Audit Related Fees

None

(3) Tax Fees

The aggregate fees billed for the years ended December 31, 2012, 2011 and 2010 for professional services rendered for tax compliance and tax return preparation were approximately $23,700, $19,500, and $16,000, respectively. For 2010, services were provided by RSM McGladrey, Inc., which operated under an alternative practice structure with McGladrey LLP.

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
33

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

ALP Liquidating Trust

By:	Arvida Company As Administrator

Gailen J. Hull
By:	Gailen J. Hull, Vice President
Date:	March 19, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

.

Gailen J. Hull
By:	Gailen J. Hull, Vice President Principal Accounting Officer and Principal Financial Officer
Date:	March 19, 2013

Gary Nickele
By:	Gary Nickele, President and Sole Director Principal Executive Officer
Date:	March 19, 2013

ALP Liquidating Trust

Exhibit Index

Exhibit No.	Exhibit	Document Incorporated by Reference

3.1.	Amended and Restated Agreement of Limited Partnership.	Yes

3.2.	Acknowledgment and Amendment of Partnership Agreement.	Yes

3.3.	Amendment to the Amended and Restated Agreement of Limited Partnership, effective October 29, 2002.	Yes

3.4.	Assignment Agreement by and among the General Partner, the Initial Limited Partner and the Partnership.	Yes

4.1.	Liquidating Trust Agreement of ALP Liquidating Trust, dated as of September 30, 2005, by and among, Arvida/JMB Partners, L.P., Arvida Company, as Administrator, and Wilmington Trust Company, as Resident Trustee.	Yes

10.1.	Agreement between the Partnership and The Walt Disney Company dated January 29, 1987	Yes

10.2.	Letter Agreement, dated as of September 10, 1987, between the Partnership and The Walt Disney Company	Yes

10.3.	Management, Advisory and Supervisory Agreement, including the License Agreement for the use of the Arvida name as exhibit A thereto	Yes

10.4.	Fourth Amended and Restated Agreement of Partnership of Arvida/JMB Partners, together with Amendment No. 1 thereto	Yes

10.5.	Information Systems Sharing Agreement dated November 6, 1997 between Arvida/JMB Partners, L.P. and Arvida Company	Yes

31.1.	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act, as amended.	No

31.2.	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act, as amended.	No

32.	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	No