Form 10-Q
period 2013-03-31
ALP LIQUIDATING TRUST
filed 2013-05-13
CIK 814046

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended March 31, 2013	Commission file #0-16976

ALP LIQUIDATING TRUST

(Exact name of registrant as specified in its charter)

Delaware (State of organization)	36-6044597 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

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

1

Part I.  Financial Information

     Item 1.  Financial Statements

ALP LIQUIDATING TRUST

Consolidated Condensed Balance Sheets

	March 31, 2013 (Unaudited)	December 31, 2012
Assets

Cash and cash equivalents	$17,615,582	$17,888,981
Prepaid expenses and other assets	54,223	61,113
Total assets	$17,669,805	$17,950,094

Liabilities and Unit Holders’ Equity

Accounts payable and accrued expenses	$198,257	$66,596
Total liabilities	198,257	66,596

Commitments and contingencies

Unit Holders’ equity	17,434,532	17,846,417

Non controlling interest	37,016	37,081

Total equity	17,471,548	17,883,498

Total liabilities and Unit Holders’ equity	$17,669,805	$17,950,094

The accompanying notes are an integral part of these consolidated financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statements of Operations

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	2013	2012
Income:
Interest and other income	$43	$30,098

Expenses:
Professional services	306,053	155,774
General and administrative	105,940	114,089
Other	--	7,009
Total expenses	411,993	276,872

Net loss	(411,950)	(246,774)

Net income (loss) attributable to non-controlling interests	(65)	12

Net loss attributable to Unit Holders	$(411,885)	$(246,786)

Net loss per beneficial interest unit	$(0.93)	$(0.56)

Cash distributions per beneficial interest unit	$--	$--

The accompanying notes are an integral part of these consolidated financial statements.

4

ALP LIQUIDATING TRUST

Consolidated Condensed Statement of Changes in Unitholders’ Equity

For the Three Months Ended March 31, 2013

(Unaudited)

	Total	Unit Holders	Non- Controlling Interests

Balance, January 1, 2013	$17,883,498	17,846,417	37,081
Net loss	(411,950)	(411,885)	(65)

Balance, March 31, 2013	$17,471,548	17,434,532	37,016

The accompanying notes are an integral part of these consolidated financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	2013	2012
Operating activities:
Net loss	$(411,950)	$(246,774)
Changes in:
Prepaid expenses and other assets	6,890	(1,100)
Accounts payable and accrued expenses	131,661	46,665
Net cash used in operating activities	(273,399)	(201,209)

Decrease in cash and cash equivalents	(273,399)	(201,209)

Cash and cash equivalents, beginning of period	17,888,981	19,074,914

Cash and cash equivalents, end of period	$17,615,582	$18,873,705

The accompanying notes are an integral part of these consolidated financial statements.

ALP LIQUIDATING TRUST

Notes to Consolidated Condensed Financial Statements

March 31, 2013

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

Summary of Significant Accounting Policies

Readers of this quarterly report should refer to the audited financial statements for the fiscal year ended December 31, 2012, which are included in ALP’s 2012 Annual Report on Form 10-K (File No. 0-16976) filed on March 19, 2013, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements, and which are required by U.S. generally accepted accounting principles for complete financial statements, have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the 2012 Annual Report.

The unaudited consolidated condensed financial statements and notes have been prepared on the same basis as the annual audited financial statements and include all adjustments, which are in the opinion of management, necessary to present a fair statement of ALP's financial position, results of operations and of cash flows as of and for the interim periods presented. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other interim period or for any other future year.

In April of 2013, FASB released Accounting Standards Update (ASU) No. 2013-07 Presentation of Financial Statements (Topic 205) - Liquidating basis of Accounting. The ASU applies to all entities that issue financial statements presented in conformity with U.S. GAAP except investment companies that are regulated under the Investment Company Act of 1940. The ASU requires financial statements prepared using the liquidation basis when liquidation is imminent to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds. The entity should include in its presentation of assets, any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities. An entity should recognize and measure its liabilities in accordance with U.S. GAAP that otherwise applies to those liabilities.

The ASU is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The adoption of ASU No. 2013-07 will not have any impact on ALP’s financial position or results of operations.

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

Transactions with Affiliates

The Administrator or its affiliates are entitled to reimbursements for their direct expenses or out of pocket expenses related to the administration and management of ALP. For the three months ended March 31, 2013 and 2012, the Administrator or its affiliates were entitled to reimbursements for legal, accounting, treasury and corporate services. Such costs for the periods totaled $88,920 and $98,709, respectively, and are included in general and administrative expenses.

Amounts receivable from or payable to the Administrator or its respective affiliates do not bear interest and are expected to be paid in future periods. At March 31, 2013 and December 31, 2012, approximately $26,108 and $29,388 was payable to the Administrator or its affiliates and is included in accounts payable and accrued expenses.

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

ALP accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at March 31, 2013 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

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

On June 23, 2011, the Partnership was sued in a case entitled, Investors Insurance Company of America (“Investors Insurance”) v. Waterproofing Systems, Inc., et al., Case No. 0:11-cv-61408-DMM, United States District Court for the Southern District of Florida (Ft. Lauderdale). In the complaint, as amended, an insurer for Waterproofing Systems, Inc. and Waterproofing Systems of Miami, Inc. (“Waterproofing”), the alleged roofer of the homes and co-defendant in the Rothal case discussed above seeks a declaratory judgment order that it owes no duty of indemnity or defense to Waterproofing for the damages sought in the Rothal complaint. In the Investors Insurance complaint, as amended, the plaintiff declares that ALP has an interest in the plaintiff’s policies that purport to cover Waterproofing and by its complaint seeks an order that would attempt to effectively adjudicate ALP’s rights to any coverage benefits under the Investors Insurance policies. The Partnership filed a motion to dismiss the case for lack of jurisdiction and a motion to stay. The motion to dismiss Arvida was granted. The court determined that Investors Insurance has a duty to defend its insured and the case was subsequently dismissed with prejudice except that the court reserved jurisdiction to determine whether the insurer has a duty to indemnify once the underlying Rothal action is concluded.

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

Liquidity and Capital Resources

At March 31, 2013, ALP had unrestricted cash and cash equivalents of approximately $17,616,000. The source of both short-term and long-term future liquidity is expected to be derived from cash on hand, short term cash investments and income earned thereon.

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

Results of Operations

The increase in accounts payable and accrued expenses at March 31, 2013 as compared to December 31, 2012 is primarily due to the timing of payments for professional fees.

The decrease in interest and other income for the three months ended March 31, 2013 as compared to the same period in 2012 is primarily due to the release of certain deed restrictions to an outside party that occurred in first quarter 2012.

The increase in professional services for the three months ended March 31, 2013 as compared to the same period in 2012 is primarily due to the timing of litigation in which ALP is involved.

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

ALP LIQUIDATING TRUST.

By:	Arvida Company as Administrator

GAILEN J. HULL
By:	Gailen J. Hull, Vice President
Date:	May 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of ALP Liquidating Trust by the following person in the capacities and on the date indicated.

GAILEN J. HULL
By:	Gailen J. Hull, Chief Financial Officer and Principal Accounting Officer
Date:	May 13, 2013

