Form 10-Q
period 2013-09-30
ALP LIQUIDATING TRUST
filed 2013-11-12
CIK 814046

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended September 30, 2013	Commission file #0-16976

ALP LIQUIDATING TRUST

(Exact name of registrant as specified in its charter)

Delaware (State of organization)	36-6044597 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

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

1

Part I.  Financial Information

     Item 1.  Financial Statements

ALP LIQUIDATING TRUST

Consolidated Condensed Balance Sheets

	September 30, 2013 (Unaudited)	December 31, 2012

Assets

Cash and cash equivalents	$16,837,063	$17,888,981
Prepaid expenses and other assets	55,961	61,113
Total assets	$16,893,024	$17,950,094

Liabilities and Unit Holders’ Equity

Accounts payable and accrued expenses	$143,135	$66,596
Total liabilities	143,135	66,596

Commitments and contingencies

Unit Holders’ equity	16,712,897	17,846,417

Non controlling interest	36,992	37,081

Total equity	16,749,889	17,883,498

Total liabilities and Unit Holders’ equity	$16,893,024	$17,950,094

The accompanying notes are an integral part of these consolidated financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statements of Operations

For the Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income:
Interest and other income	$44	$1,695	$1,381	$81,891

Expenses:
Professional services	265,090	209,539	844,779	620,986
General and administrative	95,605	111,593	285,159	316,843
Other	1,963	3,640	5,052	13,878
	362,658	324,772	1,134,990	951,707

Net loss	(362,614)	(323,077)	(1,133,609)	(869,816)

Less: Net income (loss) attributable to non-controlling interests	(8)	(8)	(89)	19

Net loss attributable to Unit Holders	$(362,606)	$(323,069)	$(1,133,520)	$(869,835)

Net loss per beneficial interest unit	$(0.82)	$(0.73)	$(2.56)	$(1.96)

Cash distributions per beneficial interest unit	$0	$0	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

4

ALP LIQUIDATING TRUST

Consolidated Condensed Statement of Changes in Unitholders’ Equity

For the Nine Months Ended September 30, 2013

(Unaudited)

	Total	Unit Holders	Non- Controlling Interests

Balance, January 1, 2013	$17,883,498	17,846,417	37,081
Net loss	(1,133,609)	(1,133,520)	(89)
Balance, September 30, 2013	$16,749,889	16,712,897	36,992

The accompanying notes are an integral part of these consolidated financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	2013	2012
Operating activities:
Net loss	$(1,133,609)	$(869,816)
Changes in:
Prepaid expenses and other assets	5,152	(1,100)
Accounts payable and accrued expenses	76,539	62,614
Net cash used in operating activities	(1,051,918)	(808,302)

Decrease in cash and cash equivalents	(1,051,918)	(808,302)

Cash and cash equivalents, beginning of period	17,888,981	19,074,914

Cash and cash equivalents, end of period	$16,837,063	$18,266,612

The accompanying notes are an integral part of these consolidated financial statements.

ALP LIQUIDATING TRUST

Notes to Consolidated Condensed Financial Statements

September 30, 2013

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

The unaudited consolidated condensed financial statements and notes have been prepared on the same basis as the annual audited financial statements and include all adjustments, which are in the opinion of management, necessary to present a fair statement of ALP's financial position, results of operations and of cash flows as of and for the interim periods presented. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other interim period or for any other future year.

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

Transactions with Affiliates

The Administrator or its affiliates are entitled to reimbursements for their direct expenses or out of pocket expenses related to the administration and management of ALP. For the nine months ended September 30, 2013 and 2012, the Administrator or its affiliates were entitled to reimbursements for legal, accounting, treasury and corporate services. Such costs, included in general and administrative expenses, for the three and nine months ended September 30, 2013 were $62,000 and $234,000, respectively, and $89,000 and $283,000 for the three and nine months ended September 30, 2012, respectively.

Amounts receivable from or payable to the Administrator or its respective affiliates do not bear interest and are expected to be paid in future periods. At September 30, 2013 and December 31, 2012, approximately $23,800 and $29,400 was payable to the Administrator or its affiliates and is included in accounts payable and accrued expenses.

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

ALP accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at September 30, 2013 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

The Partnership, the General Partner and certain related parties as well as other unrelated parties have been named defendants in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al., Case No. 03-10709 CACE 12, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was originally filed on or about June 20, 2003, plaintiffs purport to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston, which has approximately 150 homes. On May 9, 2005, plaintiffs filed a nine count second amended complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiffs complain, among other things, that the homes were not adequately built, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation thereof were improper, and that the homes suffer from improper shutter storm protection systems. Plaintiffs filed a motion to expand the class to include other homes in Weston. The motion to expand the class was withdrawn. The case went to mediation on March 11, 2010. The case did not settle. The Arvida defendants have filed their answer to the amended complaint. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. The court concluded its hearings on the motion to certify the class covering the homes in Camellia Island and certified the class by order dated September 16, 2010. On October 15, 2010, the Partnership filed its notice of appeal challenging the certification order. On June 1, 2011, the appellate court affirmed the trial court’s order certifying the class. The case has been returned to the trial court for further proceedings including trial. A further mediation was held on August 13, 2013 and no settlement was reached. The court has indicated that it will set this case for a trial beginning in January 2014. The defense of the case is proceeding. The Partnership intends to vigorously defend itself. The Partnership is not able to determine what, if any, loss exposure that it may have for this matter. This case has been tendered to one of the Partnership's insurance carriers, Zurich American Insurance Company (together with its affiliates collectively, "Zurich"), for defense and indemnity. Zurich is providing a defense of this matter under a purported reservation of rights. The Partnership has also engaged other counsel in connection with this lawsuit. The ultimate legal and financial liability of the Partnership, if any, in this matter cannot be estimated with certainty at this time. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurance.

On October 31, 2012, the Partnership filed an action entitled ALP Liquidating Trust, et al. v. Waterproofing Systems of Miami, Inc. et al. in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, Case No. 12-42903 CA-06. The case arises out of and in connection with the Rothal claims against the Partnership and related insurance litigation (“Rothal Claims”). The defendants include Waterproofing Systems of Miami, Inc. (“Waterproofing”), the alleged roofing subcontractor for the homes involved in the Rothal action, Trinity Construction Corp. (“Trinity”), the alleged installer of the roofing trusses involved in the Rothal action, and Quality Truss Inc. (“Quality Truss”), the alleged manufacturer of the roofing trusses involved in the Rothal action. In the nine-count complaint for contractual indemnity, common law indemnity and negligence, plaintiffs essentially allege that in the event they are held liable for defects and damages for the roofs and truss systems in the Rothal action, which defects and damages are denied to exist, plaintiffs are entitled to recover from each damages, attorneys’ fees as provided by contract or applicable law, as the case may be, or such other relief that the Court may deem just and proper. Waterproofing has filed a motion to dismiss that has not been ruled on. The case has been transferred to the complex litigation division of the court.

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

Liquidity and Capital Resources

At September 30, 2013, ALP had unrestricted cash and cash equivalents of approximately $16,840,000. The source of both short-term and long-term future liquidity is expected to be derived from cash on hand, short term cash investments and income earned thereon.

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

Results of Operations

The increase in accounts payable and accrued expenses at September 30, 2013 as compared to December 31, 2012 is primarily due to the timing of payments for professional fees.

The decrease in interest and other income for the nine months ended September 30, 2013 as compared to the same period in 2012 is primarily due to the release of certain deed restrictions to an outside party that occurred in 2012.

The increase in professional services for the three and nine months ended September 30, 2013 as compared to the same period in 2012 is primarily due to the timing of litigation in which ALP is involved.

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

ALP LIQUIDATING TRUST

By:	Arvida Company as Administrator

GAILEN J. HULL
By:	Gailen J. Hull, Vice President
Date:	November 12, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of ALP Liquidating Trust by the following person in the capacities and on the date indicated.

GAILEN J. HULL
By:	Gailen J. Hull, Chief Financial Officer and Principal Accounting Officer
Date:	November 12, 2013

