Form 10-K
period 2013-12-31
ALP LIQUIDATING TRUST
filed 2014-03-19
CIK 814046

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013	Commission file #0-16976

ALP Liquidating Trust

(Exact name of registrant as specified in its charter)

Delaware (State of organization)	36-6044597 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

Registrant's telephone number, including area code 312/915-1987

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

In late 2007, it was determined that certain remnant parcels from past developments were still owned by ALP rather than by relevant homeowners associations or public entities. These remnant parcels have no value and, to the extent hereafter deeded to third parties, will result in no material proceeds to ALP. ALP is working with relevant parties on some of these parcels to affect the transfer of these parcels where feasible. However, certain of these parcels carry past-due taxes that include years where they had been assessed on pre-subdivision values that, due to the passage of time and the expiration of local appeals periods, precluded their being deeded over in the normal course. These taxes are non-recourse to ALP. While these parcels are being handled on a case-by-case basis, where ALP is unable to effect a transfer whereby any material accrued taxes are waived by the taxing authority or assumed by the transferee, ALP generally will allow such parcels to be acquired by third parties at tax sale in order to relieve ALP from any future liabilities associated with them. In 2012, ALP transferred two parcels to an outside party, one in February and one in May. ALP continues to work to transfer or otherwise dispose of the remaining parcels. The cost of completing this process is not expected to be material, however ALP is unable to predict the time period required.

ALP has no employees.

ALP currently owns no patents, trademarks, licenses or franchises other than those trademarks and tradenames that relate directly to certain of its Communities. Towns & Resorts LP owns the Arvida name and service marks with respect to the Arvida name. ALP has a license agreement with Towns & Resorts LP to use the Arvida name.

The terms of transactions between ALP and the successor Administrator and its affiliates are set forth in Items 10 and 12 filed with this annual report to which reference is hereby made for a description of such terms and transactions.

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

Item 3. Legal Proceedings

ALP accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at December 31, 2013 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

The Partnership, the General Partner and certain related parties as well as other unrelated parties have been named defendants in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al., Case No. 03-10709 CACE 12, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was originally filed on or about June 20, 2003, plaintiffs purport to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston, which has approximately 150 homes. On May 9, 2005, plaintiffs filed a nine count second amended complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiffs complain, among other things, that the homes were not adequately built, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation thereof were improper, and that the homes suffer from improper shutter storm protection systems. Plaintiffs have filed a motion to expand the class to include other homes in Weston. The motion to expand the class was withdrawn. The case went to mediation on March 11, 2010. The case did not settle. The Arvida defendants have filed their answer to the amended complaint. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. The court concluded its hearings on the motion to certify the class covering the homes in Camellia Island and certified the class by order dated September 16, 2010. On October 15, 2010, the Partnership filed its notice of appeal challenging the certification order. On June 1, 2011, the appellate court affirmed the trial court’s order certifying the class. The case has been returned to the trial court for further proceedings including trial. A further mediation was held on August 13, 2013 and no settlement was reached. The court has indicated that it will set this case for a trial beginning on May 5, 2014. The defense of the case is proceeding. The Partnership intends to vigorously defend itself. The Partnership is not able to determine what, if any, loss exposure that it may have for this matter. This case has been tendered to one of the Partnership's insurance carriers, Zurich American Insurance Company (together with its affiliates collectively, "Zurich"), for defense and indemnity. Zurich is providing a defense of this matter under a purported reservation of rights. The Partnership has also engaged other counsel in connection with this lawsuit. The ultimate legal and financial liability of the Partnership, if any, in this matter cannot be estimated with certainty at this time. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurance.

On October 31, 2012, the Partnership filed an action entitled ALP Liquidating Trust, et al. v. Waterproofing Systems of Miami, Inc. et al. in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, Case No. 12-42903 CA-06. The case arises out of and in connection with the Rothal claims against the Partnership and related insurance litigation (“Rothal Claims”). The defendants include Waterproofing Systems of Miami, Inc. (“Waterproofing”), the alleged roofing subcontractor for the homes involved in the Rothal action, Trinity Construction Corp. (“Trinity”), the alleged installer of the roofing trusses involved in the Rothal action, and Quality Truss Inc. (“Quality Truss”), the alleged manufacturer of the roofing trusses involved in the Rothal action. In the nine-count complaint for contractual indemnity, common law indemnity and negligence, plaintiffs essentially allege that in the event they are held liable for defects and damages for the roofs and truss systems in the Rothal action, which defects and damages are denied to exist, plaintiffs are entitled to recover from each damages, attorneys’ fees as provided by contract or applicable law, as the case may be, or such other relief that the Court may deem just and proper. Waterproofing filed a motion to dismiss that was granted with leave to amend. The amended complaint was filed on February 25, 2014. The case has been transferred to the complex litigation division of the court. The case is set for trial on December 1, 2014.

On June 23, 2011, the Partnership was sued in a case entitled, Investors Insurance Company of America (“Investors Insurance”) v. Waterproofing Systems, Inc., et al., Case No. 0:11-cv-61408-DMM, United States District Court for the Southern District of Florida (Ft. Lauderdale). In the complaint, as amended, an insurer for Waterproofing Systems, Inc. and Waterproofing Systems of Miami, Inc. (“Waterproofing”), the alleged roofer of the homes and co-defendant in the Rothal case discussed above seeks a declaratory judgment order that it owes no duty of indemnity or defense to Waterproofing for the damages sought in the Rothal complaint. In the Investors Insurance complaint, as amended, the plaintiff declares that ALP has an interest in the plaintiff’s policies that purport to cover Waterproofing and by its complaint seeks an order that would attempt to effectively adjudicate ALP’s rights to any coverage benefits under the Investors Insurance policies. The Partnership has filed a motion to dismiss the case for lack of jurisdiction and a motion to stay. The motion to dismiss the Arvida parties was granted. The court determined that Investors Insurance has a duty to defend its insured and the case was subsequently dismissed with prejudice except that the court reserved jurisdiction to determine whether the insurer has a duty to indemnify once the underlying Rothal action is concluded.

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

Part II

Item 5. Market for the Registrant’s Common Equity, Related Security Holder Matters and

Issuer Purchases of Equity Security

As of January 1, 2014, there were 15,639 record holders of the 442,694 beneficial interest units outstanding in ALP. There is no public market for beneficial interest units. However, there are restrictions governing the transferability of these beneficial interest units set forth in the Liquidating Trust Agreement of ALP Liquidating Trust (the “Trust Agreement”). In addition, no transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Administrator has been received by the Administrator. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Cash distributions to a Unit Holder of beneficial interest units will be distributed to the person recognized as the Unit Holder of the beneficial interest units as of the last day of the quarterly period preceding the quarter in which such distribution is made. From time to time, a Unit Holder may abandon its beneficial interest units at which time the Trust has no actual or contingent obligation to the former Unit Holders for the abandoned beneficial interest units. No distributions have been paid by ALP in 2013 and 2012, neither through the date this report was filed.

Reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the retention of cash reserves to pay or resolve obligations and liabilities of, and claims asserted, and possible future cash distribution(s).

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the consolidated financial statements and the notes to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The consolidated financial data of ALP Liquidating Trust as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, is derived from the consolidated financial statements that have been audited by McGladrey LLP, independent registered public accounting firm.

ALP Liquidating Trust

As of and for the Years Ended 2013, 2012, 2011, 2010 and 2009

	2013	2012	2011	2010	2009

Total revenues	$4,534	81,952	5,705	16,992	56,364

Net loss attributable to Unit Holders	$(1,510,835)	(1,077,378)	(837,287)	(1,308,880)	(2,000,154)

Net loss per unit (a)	$(3.41)	(2.43)	(1.89)	(2.95)	(4.50)

Total assets (b)	$16,498,699	17,950,094	19,127,927	20,269,800	22,052,092

Total liabilities (b)	$76,507	66,596	167,012	471,508	944,935

Cash distributions per unit (c)	--	--	--	--	--

(a)	The net (loss) per beneficial interest unit is based upon the number of units outstanding at the end of each period.

(b)	ALP does not present a classified balance sheet as a matter of industry practice, and as such, does not distinguish between current and non-current assets and liabilities.

(c)	Cash distributions from ALP are generally not equivalent to income as determined for Federal income tax purposes or as determined under generally accepted accounting principles. Cash distributions to the Unit Holders reflect distributions paid during the calendar year, a portion of which represents a return of capital for Federal income tax purposes.

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

Liquidity and Capital Resources

At December 31, 2013 and 2012, ALP had unrestricted cash and cash equivalents of approximately $16,443,000 and $17,889,000, respectively. At February 28, 2014, ALP had unrestricted cash and cash equivalents of approximately $16,330,000. The source of both short-term and long-term future liquidity is expected to be derived from cash on hand and interest income earned thereon.

At December 31, 2013, ALP is liable for performance bonds in the amount of $48,000 which are fully collateralized.

ALP expects to use its existing capital resources to execute its liquidation and dissolution, and with remaining funds, if any, to be used to make liquidating distributions to Unit Holders.

Results of Operations

The increase in accounts payable and accrued expenses at December 31, 2013 as compared to December 31, 2012 is primarily due to the timing of payments for professional fees.

The decrease in interest and other income for the year ended December 31, 2013 and the increase for the year ended December 31, 2012 as compared to the year ended December 31, 2011 is primarily due to the release of certain deed restrictions to an outside party that occurred in 2012.

The increase in professional services for the year ended December 31, 2013 as compared to the years ended December 31, 2012 and 2011 is primarily due to the timing of litigation in which ALP is involved.

The decrease in general and administrative expense for the year ended December 31, 2013 and the increase for the year ended December 31, 2012 as compared to the year ended December 31, 2011 is primarily due to amounts of salary reimbursements by ALP primarily due to the timing of litigation.

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

Item 8. Financial Statements and Supplementary Data

ALP Liquidating Trust

Index

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Changes in Unit Holders' Equity for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

Schedules Not Filed:

All schedules have been omitted as the required information is inapplicable or immaterial, or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Trustees of

ALP Liquidating Trust

We have audited the accompanying consolidated balance sheets of ALP Liquidating Trust (the "Trust") as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in unit holders' equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ALP Liquidating Trust at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Chicago, Illinois

March 19, 2014

ALP Liquidating Trust

Consolidated Balance Sheets

December 31, 2013 and 2012

Assets

	2013	2012
Assets

Cash and cash equivalents	$16,442,738	17,888,981
Prepaid expenses and other assets	57,061	61,113

Total assets	$16,499,799	17,950,094

Liabilities and Unit Holders’ Equity

Accounts payable and accrued expenses	$76,507	66,596
Total liabilities	76,507	66,596

Commitments and Contingencies

Unit Holders’ equity (442,694 and 443,173 beneficial interest units at December 31, 2013 and 2012, respectively)	16,386,320	17,846,417

Non controlling interest	36,972	37,081

Total equity	16,423,292	17,883,498

Total liabilities and Unit Holders’ equity	$16,499,799	17,950,094

The accompanying notes are an integral part of these consolidated financial statements.

ALP Liquidating Trust

Consolidated Statements of Operations

Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011

Income:
Interest and other income	$4,534	81,952	5,705
	4,534	81,952	5,705

Expenses:
Professional services	1,117,727	696,169	434,157
General and administrative	384,998	445,476	389,107
Other	12,753	17,724	19,818
	1,515,478	1,159,369	843,082

Net loss	(1,510,944)	(1,077,417)	(837,377)

Less: Net loss attributable to non controlling interests	(109)	(39)	(90)

Net loss attributable to Unit Holders	$(1,510,835)	(1,077,378)	(837,287)

Net loss per beneficial interest unit	$(3.41)	(2.43)	(1.89)

Cash distributions per beneficial interest unit	$--	--	--

 The net loss per beneficial interest unit is based upon the number of units outstanding at the end of each period.

The accompanying notes are an integral part of these consolidated financial statements.

ALP Liquidating Trust

Consolidated Statements of Changes in Unit Holders’ Equity

Years Ended December 31, 2013, 2012 and 2011

		Unit Holders
	Total	Amount	Units	Non Controlling Interests

Balance, December 31, 2010	$19,798,292	$19,761,082	444,231	$37,210

Net loss	(837,377)	(837,287)	--	(90)

Units abandoned	--	--	(448)	--

Balance, December 31, 2011	18,960,915	18,923,795	443,783	37,120

Net loss	(1,077,417)	(1,077,378)	--	(39)

Units abandoned	--	--	(610)	--

Balance, December 31, 2012	17,883,498	17,846,417	443,173	37,081

Net loss	(1,510,944)	(1,510,835)	--	(109)

Adjustment to Unit Holders’ Equity	50,738	50,738	--	--

Units abandoned	--	--	(479)	--

Balance, December 31, 2013	$16,423,292	$16,386,320	442,694	$36,972

The accompanying notes are an integral part of these consolidated financial statements.

ALP Liquidating Trust

Consolidated Statements of Cash Flows

Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Operating activities:
Net loss	$(1,510,944)	$(1,077,417)	$(837,377)
Changes in:
Prepaid expenses and other assets	4,052	(8,100)	--
Accounts payable and accrued expenses	9,911	(100,416)	(304,496)

Net cash used in financing activities	(1,496,981)	(1,185,933)	(1,141,873)

Cash flows from financing activities:
Unit holders’ equity	50,738	--	--

Net cash provided by financing activities	50,738	--	--

Decrease in cash and cash equivalents	(1,446,243)	(1,185,933)	(1,141,873)

Cash and cash equivalents, beginning of year	17,888,981	19,074,914	20,216,787

Cash and cash equivalents, end of year	$16,442,738	$17,888,981	$19,074,914

The accompanying notes are an integral part of these consolidated financial statements.

ALP Liquidating Trust

Notes to Consolidated Financial Statements

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

In connection with its formation, ALP issued a total of 448,794 beneficial interest units to the partners of the Partnership ("Unit Holders"). In the liquidation, each partner in the Partnership received a beneficial interest in ALP for each interest the partner held in the Partnership. As a result, a partner's percentage interest in ALP remained the same as that person's percentage interest was in the Partnership immediately prior to its liquidation. As of December 31, 2013, there were 15,639 record holders of the 442,694 beneficial interest units outstanding in ALP.

The Trust received $50,738, from its third party transfer agent, relating to distribution checks unissued due to insufficient documentation of ownership.

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

GAAP applicable to Fair Value Measurements applies to all assets and liabilities that are being measured and reported at fair value and requires new disclosures that establish a framework for measuring fair value. This accounting principle enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.

The carrying amount of ALP’s other financial instruments, principally cash and cash equivalents, other assets, accounts payable and accrued expenses approximate fair value at December 31, 2013.

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

The Financial Accounting Standards Board (FASB) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the entity's tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. For the years ended December 31, 2013 and 2012, management has determined that there are no material uncertain income tax positions. The current and prior three years remain open for examination.

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

Non Controlling Interest

Non controlling interest represents the portion of equity in a subsidiary not attributable, directly or indirectly, to ALP. The non controlling interest’s share of income or loss derived from the performance of the subsidiary is allocated to the non controlling interest in the consolidated statements of operations.

(2) Cash and Cash Equivalents

Cash and cash equivalents may consist of U.S. Government obligations with original maturities of three months or less, as of date of acquisition, money market demand accounts and repurchase agreements, the cost of which approximates market value. Cash invested in U.S. Government obligations with maturities greater than three months is classified as short-term investments. ALP maintains funds in financial institutions that exceed the FDIC insured limit. ALP does not believe it is exposed to any significant credit risk.

(3) Transactions with Affiliates

The Administrator or its affiliates are entitled to reimbursements for their direct expenses or out of pocket expenses related to the administration and management of ALP. For the years ended December 31, 2013, 2012 and 2011, the Administrator or its affiliates were entitled to reimbursements for legal, accounting, treasury and corporate services. Such costs for the periods totaled $291,462, $371,478 and $292,603, respectively. Additionally, an affiliate of the Administrator earned and received brokerage commissions for providing insurance coverage for ALP. Such commissions paid for the years ended December 31, 2013, 2012 and 2011 were $354, $353 and $367, respectively.

Amounts receivable from or payable to the Administrator or their respective affiliates do not bear interest and are expected to be paid in future periods. At December 31, 2013 and 2012, approximately $2,055 and $29,388 was payable to the Administrator or its affiliates and is included in accounts payable and accrued expenses.

The St. Joe Company is reimbursed for its direct costs. For the years ended December 31, 2013 and 2012, no such costs were reimbursed. Such costs for the year ended December 31, 2011 was approximately $21,000. The St. Joe Company beneficially owns 23.9% of the outstanding beneficial interest units of ALP.

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

ALP accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at December 31, 2013 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

The Partnership, the General Partner and certain related parties as well as other unrelated parties have been named defendants in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al., Case No. 03-10709 CACE 12, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was originally filed on or about June 20, 2003, plaintiffs purport to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston, which has approximately 150 homes. On May 9, 2005, plaintiffs filed a nine count second amended complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiffs complain, among other things, that the homes were not adequately built, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation thereof were improper, and that the homes suffer from improper shutter storm protection systems. Plaintiffs have filed a motion to expand the class to include other homes in Weston. The motion to expand the class was withdrawn. The case went to mediation on March 11, 2010. The case did not settle. The Arvida defendants have filed their answer to the amended complaint. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. The court concluded its hearings on the motion to certify the class covering the homes in Camellia Island and certified the class by order dated September 16, 2010. On October 15, 2010, the Partnership filed its notice of appeal challenging the certification order. On June 1, 2011, the appellate court affirmed the trial court’s order certifying the class. The case has been returned to the trial court for further proceedings including trial. A further mediation was held on August 13, 2013 and no settlement was reached. The court has indicated that it will set this case for a trial beginning on May 5, 2014. The defense of the case is proceeding. The Partnership intends to vigorously defend itself. The Partnership is not able to determine what, if any, loss exposure that it may have for this matter. This case has been tendered to one of the Partnership's insurance carriers, Zurich American Insurance Company (together with its affiliates collectively, "Zurich"), for defense and indemnity. Zurich is providing a defense of this matter under a purported reservation of rights. The Partnership has also engaged other counsel in connection with this lawsuit. The ultimate legal and financial liability of the Partnership, if any, in this matter cannot be estimated with certainty at this time. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurance.

On October 31, 2012, the Partnership filed an action entitled ALP Liquidating Trust, et al. v. Waterproofing Systems of Miami, Inc. et al. in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, Case No. 12-42903 CA-06. The case arises out of and in connection with the Rothal claims against the Partnership and related insurance litigation (“Rothal Claims”). The defendants include Waterproofing Systems of Miami, Inc. (“Waterproofing”), the alleged roofing subcontractor for the homes involved in the Rothal action, Trinity Construction Corp. (“Trinity”), the alleged installer of the roofing trusses involved in the Rothal action, and Quality Truss Inc. (“Quality Truss”), the alleged manufacturer of the roofing trusses involved in the Rothal action. In the nine-count complaint for contractual indemnity, common law indemnity and negligence, plaintiffs essentially allege that in the event they are held liable for defects and damages for the roofs and truss systems in the Rothal action, which defects and damages are denied to exist, plaintiffs are entitled to recover from each damages, attorneys’ fees as provided by contract or applicable law, as the case may be, or such other relief that the Court may deem just and proper. Waterproofing filed a motion to dismiss that was granted with leave to amend. The amended complaint was filed on February 25, 2014. The case has been transferred to the complex litigation division of the court. The case is set for trial on December 1, 2014.

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

Other than as described above, the Partnership is not subject to any material legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership. ALP evaluates subsequent events up until the date the consolidated financial statements are issued.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Management’s Report on Internal Control Over Financial Reporting

ALP's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management including the principal executive officer and the principal financial officer management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurances with respect to financial statement preparation and presentation.

Based on ALP's evaluation under the framework in Internal Control - Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2013.

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

None.

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

There is no family relationship among the foregoing director or any officer. Mr. Nickele has been elected to serve a one-year term as director at the annual meeting of the Administrator held on August 13, 2013. Both of the foregoing officers have been elected to serve one-year terms. There are no arrangements or understandings between or among any of said director or officer and any other person pursuant to which the director or any officer was selected as such.

The foregoing director and officer are also officers of JMB. The foregoing director and officer are also officers and/or directors of various affiliated companies of JMB.

The business experience during the past five years of the director and officer of the Administrator of ALP includes the following:

Gailen J. Hull (age 65), in addition to being a Vice President of the Administrator, has acted as the Chief Financial Officer of the Partnership since August 2002. He is also a Senior Vice President and, since August 2002, Chief Financial Officer of JMB and an officer of various JMB affiliates. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

Gary Nickele (age 61) is Executive Vice President and General Counsel of JMB and an officer and/or director of various JMB affiliates. Prior to becoming President of the Administrator, in May 2004, Mr. Nickele had been a Vice President of that corporation since June 1987. He has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

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

Item 11. Executive Compensation

The officers and the director of the Administrator receive no direct remuneration in such capacities from ALP. The Administrator and the trustees are entitled to receive a share of cash distributions, when and as cash distributions are made. The Administrator and its affiliates received no cash distributions in 2013 and 2012. Pursuant to the Trust Agreement, the Administrator and its affiliates were allocated net loss for Federal income tax purposes for 2013 and 2012 of approximately $153,000 and $108,000, respectively.

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

JMB Insurance Agency, Inc., an affiliate of the Administrator, earned and received insurance brokerage commissions in 2013 and 2012 of approximately $350 and $350, respectively, in connection with providing insurance coverage for certain of ALP, all of which was paid as of December 31, 2013. Such commissions are at rates set by insurance companies for the classes of coverage provided.

The Administrator of ALP or its affiliates are entitled to reimbursement for their direct expenses or out-of-pocket expenses relating to the administration of ALP and the management of ALP assets. In 2013, the Administrator and its affiliates were entitled to reimbursements for legal, accounting and treasury services. Such costs for 2013 and 2012 were approximately $291,000 and $371,000, respectively, of which all was paid as of December 31, 2013.

Amounts payable to or by the Administrator or its affiliates do not bear interest and are expected to be paid in future periods.

Item 14. Principal Accountant Fees and Services

McGladrey LLP (McGladrey) audited the accompanying consolidated financial statements for the years ended December 31, 2013, 2012 and 2011. The fees billed by McGladrey for the years ended December 31, 2013, 2012 and 2011 are as follows:

(1) Audit Fees

The aggregate fees billed for the years ended December 31, 2013, 2012 and 2011 for professional services rendered for the audit of ALP's annual financial statements and review of the statements in ALP's Form 10-Q filings were approximately $69,000, $69,000 and $69,000, respectively.

(2) Audit Related Fees

None

(3) Tax Fees

The aggregate fees billed for the years ended December 31, 2013, 2012 and 2011 for professional services rendered for tax compliance and tax return preparation were approximately $22,600, $23,700 and $19,500, respectively.

(4) All Other Fees

None

ALP has not adopted any pre-approval policies and procedures for its audit, audit related and permitted non-audit services. All such services are approved by the sole director of the Administrator before the services are rendered.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report.

	(1)	Financial Statements (See Index to Financial Statements and Supplementary Data filed with this report).
	(2)	Exhibits.
		3-1.	Amended and Restated Agreement of Limited Partnership.*

		3-2.	Acknowledgment and Amendment of Partnership Agreement.*

		3.3.	Amendment to the Amended and Restated Agreement of Limited Partnership, effective October 29, 2002, is incorporated herein by reference to Exhibit 3.3 to the Partnership's Report for the year ended December 31, 2002 on Form 10-K (File No. 0-16976) dated March 24, 2003.

		3.4.	Assignment Agreement by and among the General Partner, the Initial Limited Partner and the Partnership.*

		4.1.	Liquidating Trust Agreement of ALP Liquidating Trust, dated as of September 30, 2005, by and among, Arvida/JMB Partners, L.P., Arvida Company, as Administrator, and Wilmington Trust Company, as Resident Trustee.

		10-1.	Agreement between the Partnership and The Walt Disney Company dated January 29, 1987 is incorporated herein by reference to Exhibit 10.1 to the Partnership's Report for the year ended December 31, 2002 on Form 10-K (File No. 0-16976) dated March 24, 2003.

		10-2.	Letter Agreement, dated as of September 10, 1987, between the Partnership and The Walt Disney Company, is incorporated herein by reference to Exhibit 10.2 to the Partnership's Report for the year ended December 31, 2002 on Form 10-K (File No. 0-16976) dated March 24, 2003.

		10-3.	Management, Advisory and Supervisory Agreement, including the License Agreement for the use of the Arvida name as exhibit A thereto, is incorporated herein by reference to Exhibit 10.3 to the Partnership's Report for the year ended December 31, 2002 on Form 10-K (File No. 0-16976) dated March 24, 2003.

		10.4.	Fourth Amended and Restated Agreement of Partnership of Arvida/JMB Partners, together with Amendment No. 1 thereto, is incorporated herein by reference to Exhibit 10.4 to the Partnership's Report for the year ended December 31, 2002 on Form 10-K (File No. 0-16976) dated March 24, 2003.

		10.5.	Information Systems Sharing Agreement dated November 6, 1997 between Arvida/JMB Partners, L.P. and Arvida Company is hereby incorporated herein by reference to Exhibit 10.15 to the Partnership's Report for the year ended December 31, 1997 on Form 10-K (File No. 0-16976) dated March 25, 1998.
33

	31.1.	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934 is filed herewith.

	31.2.	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934 is filed herewith.

	32.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1850, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are filed herewith.

	*	Previously filed with the Securities and Exchange Commission as Exhibits 3.1, 3.2 and 3.3, respectively, to the Partnership's Form 10-Q/A Report (File No. 0-16976) filed on June 6, 2002, and incorporated herein by reference.

(b)	No report on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALP Liquidating Trust

By:	Arvida Company As Administrator

Gailen J. Hull
By:	Gailen J. Hull, Vice President
Date:	March 19, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

.

Gailen J. Hull
By:	Gailen J. Hull, Vice President Principal Accounting Officer and Principal Financial Officer
Date:	March 19, 2014

Gary Nickele
By:	Gary Nickele, President and Sole Director Principal Executive Officer
Date:	March 19, 2014

ALP Liquidating Trust

Exhibit Index

Exhibit No.	Exhibit	Document Incorporated by Reference

3.1.	Amended and Restated Agreement of Limited Partnership.	Yes

3.2.	Acknowledgment and Amendment of Partnership Agreement.	Yes

3.3.	Amendment to the Amended and Restated Agreement of Limited Partnership, effective October 29, 2002.	Yes

3.4.	Assignment Agreement by and among the General Partner, the Initial Limited Partner and the Partnership.	Yes

4.1.	Liquidating Trust Agreement of ALP Liquidating Trust, dated as of September 30, 2005, by and among, Arvida/JMB Partners, L.P., Arvida Company, as Administrator, and Wilmington Trust Company, as Resident Trustee.	Yes

10.1.	Agreement between the Partnership and The Walt Disney Company dated January 29, 1987	Yes

10.2.	Letter Agreement, dated as of September 10, 1987, between the Partnership and The Walt Disney Company	Yes

10.3.	Management, Advisory and Supervisory Agreement, including the License Agreement for the use of the Arvida name as exhibit A thereto	Yes

10.4.	Fourth Amended and Restated Agreement of Partnership of Arvida/JMB Partners, together with Amendment No. 1 thereto	Yes

10.5.	Information Systems Sharing Agreement dated November 6, 1997 between Arvida/JMB Partners, L.P. and Arvida Company	Yes

31.1.	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act, as amended.	No

31.2.	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act, as amended.	No

32.	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	No