Form 10-Q
period 2014-06-30
ALP LIQUIDATING TRUST
filed 2014-08-12
CIK 814046

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended June 30, 2014	Commission file #0-16976

ALP LIQUIDATING TRUST

(Exact name of registrant as specified in its charter)

Delaware (State of organization)	36-6044597 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

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

1

Part I.  Financial Information

     Item 1.  Financial Statements

ALP LIQUIDATING TRUST

Consolidated Condensed Balance Sheets

	June 30, 2014 (Unaudited)	December 31, 2013
Assets

Cash and cash equivalents	$15,698,002	$16,442,738
Prepaid expenses and other assets	57,061	57,061
Total assets	$15,755,063	$16,499,799

Liabilities and Unit Holders’ Equity

Accounts payable and accrued expenses	$171,677	$76,507
Total liabilities	171,677	76,507

Commitments and contingencies

Unit Holders’ equity	15,546,440	16,386,320

Non controlling interest	36,946	36,972

Total equity	15,583,386	16,423,292

Total liabilities and Unit Holders’ equity	$15,755,063	$16,499,799

The accompanying notes are an integral part of these consolidated financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statements of Operations

For the Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income:
Interest and other income	$613	$1,294	$1,649	$1,337

Expenses:
Professional services	126,035	273,636	663,767	579,689
General and administrative	72,159	83,170	168,702	189,110
Other	8,898	3,533	9,086	3,533
	207,092	360,339	841,555	772,332

Net loss	(206,479)	(359,045)	(839,906)	(770,995)

Less: Net loss attributable to non- controlling interests	(15)	(16)	(26)	(81)

Net loss attributable to Unit Holders	$(206,464)	$(359,029)	$(839,880)	$(770,914)

Net loss per beneficial interest unit	$(0.47)	$(0.81)	$(1.90)	$(1.74)

Cash distributions per beneficial interest unit	$0	$0	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

4

ALP LIQUIDATING TRUST

Consolidated Condensed Statement of Changes in Unitholders’ Equity

For the Six Months Ended June 30, 2014

(Unaudited)

	Total	Unit Holders	Non-Controlling Interests

Balance, January 1, 2014	$16,423,292	$16,386,320	$36,972
Net loss	(839,906)	(839,880)	(26)

Balance, June 30, 2014	$15,583,386	$15,546,440	$36,946

The accompanying notes are an integral part of these consolidated financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	2014	2013
Operating activities:
Net loss	$(839,906)	$(770,995)
Changes in:
Prepaid expenses and other assets	0	5,152
Accounts payable and accrued expenses	95,170	210,932
Net cash used in operating activities	(744,736)	(554,911)

Decrease in cash and cash equivalents	(744,736)	(554,911)

Cash and cash equivalents, beginning of period	16,442,738	17,888,981

Cash and cash equivalents, end of period	$15,698,002	$17,334,070

The accompanying notes are an integral part of these consolidated financial statements.

ALP LIQUIDATING TRUST

Notes to Consolidated Condensed Financial Statements

June 30, 2014

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

The unaudited consolidated condensed financial statements and notes have been prepared on the same basis as the annual audited financial statements and include all adjustments, which are in the opinion of management, necessary to present a fair statement of ALP's financial position, results of operations and of cash flows as of and for the interim periods presented. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period or for any other future year.

The Financial Accounting Standards Board (“FASB”) recently issued accounting guidance on when and how an entity should apply the liquidation basis of accounting. Under the guidance, liquidation basis of accounting should only be used when liquidation is imminent, as defined in the guidance. Liquidation basis of accounting requires an entity to measure its assets at the estimated amount of cash or other consideration that it expects to collect and its liabilities at the amount otherwise prescribed under U.S. GAAP. ALP has assessed the guidance and concluded that the liquidation of ALP is not imminent, as defined in the guidance. ALP will continue to monitor whether liquidation is imminent and, thereby, evaluate whether liquidation basis of accounting is required.

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

The carrying amount of ALP’s other financial instruments, principally cash and cash equivalents, other assets, accounts payable and accrued expenses approximate fair value at June 30, 2014.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a full retrospective or retrospective with cumulative effect transaction method. Early adoption is not permitted. The updated standard becomes effective for the Trust in the first quarter of fiscal year 2017. The adoption of this ASU is not expected to have a material impact on the Trust’s consolidated financial statements.

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

Transactions with Affiliates

The Administrator or its affiliates are entitled to reimbursements for their direct expenses or out of pocket expenses related to the administration and management of ALP. For the six months ended June 30, 2014 and 2013, the Administrator or its affiliates were entitled to reimbursements for legal, accounting, treasury and corporate services. Such costs, included in general and administrative expenses, for the three and six months ended June 30, 2014 were $59,521 and $117,935, respectively, and $82,833 and $171,753 for the three and six months ended June 30, 2013, respectively.

Amounts receivable from or payable to the Administrator or its respective affiliates do not bear interest and are expected to be paid in future periods. At June 30, 2014 and December 31, 2013, approximately $19,150 and $2,055 was payable to the Administrator or its affiliates and is included in accounts payable and accrued expenses.

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

ALP accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at June 30, 2014 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

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

On July 15, 2014, the Partnership and affiliated and associated entities (“Partnership”) filed a two-count complaint for breach of contract and declaratory judgment in the Circuit Court for the 11th Judicial Circuit in and for Miami Dade County, Florida entitled Arvida/JMB Partners, et al v. Lexington Insurance Company, Case No. 14-018397 CA 01. This suit is filed against Lexington Insurance Company (“Lexington”) alleging, among other things, that Lexington has failed to timely pay the Partnership’s defense costs for the Rothal litigation. The Partnership alleges that Lexington is under an obligation to pay the Partnership’s defense costs on a timely basis under various insurance policies it wrote covering the roofer in the Rothal litigation and which obligate Lexington to defend and indemnify the Partnership. The Partnership seeks damages, pre and post-judgment interest, attorneys’ fees and any further relief the Court deems equitable, just and proper.

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

Liquidity and Capital Resources

At June 30, 2014, ALP had unrestricted cash and cash equivalents of approximately $15,698,000. The source of both short-term and long-term future liquidity is expected to be derived from cash on hand, short term cash investments and income earned thereon.

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

Results of Operations

The increase in accounts payable and accrued expenses at June 30, 2014 as compared to December 31, 2013 is primarily due to the timing of litigation in which ALP is involved.

The increase in professional services for the six months ended June 30, 2014 and the decrease in professional services for the three months ended June 30, 2014, as compared to the same periods in 2013 are primarily due to the timing of litigation in which ALP is involved.

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

ALP LIQUIDATING TRUST.

By:	Arvida Company as Administrator

GAILEN J. HULL
By:	Gailen J. Hull, Vice President
Date:	August 12, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of ALP Liquidating Trust by the following person in the capacities and on the date indicated.

GAILEN J. HULL
By:	Gailen J. Hull, Chief Financial Officer and Principal Accounting Officer
Date:	August 12, 2014

