Form 10-Q
period 2014-09-30
ALP LIQUIDATING TRUST
filed 2014-11-13
CIK 814046

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended September 30, 2014	Commission file #0-16976

ALP LIQUIDATING TRUST

(Exact name of registrant as specified in its charter)

Delaware (State of organization)	36-6044597 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

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

1

Part I.  Financial Information

     Item 1.  Financial Statements

ALP LIQUIDATING TRUST

Consolidated Condensed Balance Sheets

(Unaudited)

	September 30, 2014	December 31, 2013
Assets

Cash and cash equivalents	$15,461,432	$16,442,738
Prepaid expenses and other assets	57,061	57,061
Total assets	$15,518,493	$16,499,799

Liabilities and Unit Holders’ Equity

Accounts payable and accrued expenses	$604,993	$76,507
Total liabilities	604,993	76,507

Commitments and contingencies

Unit Holders’ equity	14,876,566	16,386,320

Non controlling interest	36,934	36,972

Total equity	14,913,500	16,423,292

Total liabilities and Unit Holders’ equity	$15,518,493	$16,499,799

The accompanying notes are an integral part of these consolidated financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statements of Operations

For the Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income:
Interest and other income	$0	$44	$1,649	$1,381

Expenses:
Professional services	566,288	265,090	1,230,055	844,779
General and administrative	100,443	95,605	269,145	285,159
Other	3,155	1,963	12,241	5,052
	669,886	362,658	1,511,441	1,134,990

Net loss	(669,886)	(362,614)	(1,509,792)	(1,133,609)

Less: Net loss attributable to non- controlling interests	(12)	(8)	(38)	(89)

Net loss attributable to Unit Holders	$(669,874)	$(362,606)	$(1,509,754)	$(1,133,520)

Net loss per beneficial interest unit	$(1.51)	$(0.82)	$(3.41)	$(2.56)

Cash distributions per beneficial interest unit	$0	$0	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

4

ALP LIQUIDATING TRUST

Consolidated Condensed Statement of Changes in Unitholders’ Equity

For the Nine Months Ended September 30, 2014

(Unaudited)

	Total	Unit Holders	Non-Controlling Interests

Balance, January 1, 2014	$16,423,292	$16,386,320	$36,972
Net loss	(1,509,792)	(1,509,754)	(38)

Balance, September 30, 2014	$14,913,500	$14,876,566	$36,934

The accompanying notes are an integral part of these consolidated financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	2014	2013
Operating activities:
Net loss	$(1,509,792)	$(1,133,609)
Changes in:
Prepaid expenses and other assets	0	5,152
Accounts payable and accrued expenses	528,486	76,539
Net cash used in operating activities	(981,306)	(1,051,918)

Decrease in cash and cash equivalents	(981,306)	(1,051,918)

Cash and cash equivalents, beginning of period	16,442,738	17,888,981

Cash and cash equivalents, end of period	$15,461,432	$16,837,063

The accompanying notes are an integral part of these consolidated financial statements.

ALP LIQUIDATING TRUST

Notes to Consolidated Condensed Financial Statements

September 30, 2014

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

The unaudited consolidated condensed financial statements and notes have been prepared on the same basis as the annual audited financial statements and include all adjustments, which are in the opinion of management, necessary to present a fair statement of ALP's financial position, results of operations and of cash flows as of and for the interim periods presented. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period or for any other future year.

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

The carrying amount of ALP’s other financial instruments, principally cash and cash equivalents, other assets, accounts payable and accrued expenses approximate fair value at September 30, 2014.

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

Transactions with Affiliates

The Administrator or its affiliates are entitled to reimbursements for their direct expenses or out of pocket expenses related to the administration and management of ALP. For the nine months ended September 30, 2014 and 2013, the Administrator or its affiliates were entitled to reimbursements for legal, accounting, treasury and corporate services. Such costs, included in general and administrative expenses, for the three and nine months ended September 30, 2014 were $58,585 and $176,520, respectively, and for the three and nine months ended September 30, 2013 were $62,000 and $234,000, respectively.

Amounts receivable from or payable to the Administrator or its respective affiliates do not bear interest and are expected to be paid in future periods. At September 30, 2014 and December 31, 2013, $19,904 and $2,055 was payable to the Administrator or its affiliates and is included in accounts payable and accrued expenses.

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

ALP accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at September 30, 2014 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

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

On October 31, 2012, the Partnership filed an action entitled ALP Liquidating Trust, et al. v. Waterproofing Systems of Miami, Inc. et al. in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, Case No. 12-42903 CA-06. The case arises out of and in connection with the Rothal claims against the Partnership and related insurance litigation (“Rothal Claims”). The defendants include Waterproofing Systems of Miami, Inc. (“Waterproofing”), the alleged roofing subcontractor for the homes involved in the Rothal action, Trinity Construction Corp. (“Trinity”), the alleged installer of the roofing trusses involved in the Rothal action, and Quality Truss Inc. (“Quality Truss”), the alleged manufacturer of the roofing trusses involved in the Rothal action. In the nine-count complaint for contractual indemnity, common law indemnity and negligence, plaintiffs essentially allege that in the event they are held liable for defects and damages for the roofs and truss systems in the Rothal action, which defects and damages are denied to exist, plaintiffs are entitled to recover from each damages, attorneys’ fees as provided by contract or applicable law, as the case may be, or such other relief that the Court may deem just and proper. Waterproofing filed a motion to dismiss that was granted with leave to amend. The amended complaint was filed on February 25, 2014. The case has been transferred to the complex litigation division of the court. The December 1, 2014 trial date has been struck. The Partnership has filed a motion for summary judgment that will be heard on December 22, 2014.

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

On January 19, 2012, the Partnership was sued in a case entitled, Scottsdale Insurance Company v. Richard Rothal, et al., Case No. 2012-CA-03451, in the Circuit Court of the Seventeenth Circuit in and for Broward County, Florida, Complex Litigation Unit. In this case, Scottsdale Insurance Company (“Scottsdale”), an alleged insurer of Waterproofing Systems of Miami, Inc. (“Waterproofing”), seeks a declaratory judgment against, among others, Waterproofing, the class certified in the Rothal action and the Partnership, seeking a declaration of Scottsdale’s rights and obligations under two commercial general liability policies it allegedly issued over the years May 29, 2000 - May 29, 2002. The case has been transferred from the complex litigation unit to the trial court handling the Rothal action. The declaration in this case seeks to affect the rights that Waterproofing, Rothal, and the Partnership may have in these policies. On or about August 29, 2012, the Partnership filed an answer, affirmative defenses and a counterclaim seeking, among other things, defense and indemnity in connection with the Rothal action. Scottsdale filed an answer to the Partnership’s counterclaim. There are pending motions to stay and for summary judgment which have not been set for hearing. The Partnership will vigorously pursue its interests in the policies written by the plaintiff. The Partnership is unable to determine what portion of its fees and damages in the Rothal case, if any, may be recovered under the Scottsdale policies.

On July 15, 2014, the Partnership and affiliated and associated entities (“Partnership”) filed a two-count complaint for breach of contract and declaratory judgment in the Circuit Court for the 11th Judicial Circuit in and for Miami Dade County, Florida entitled Arvida/JMB Partners, et al v. Lexington Insurance Company, Case No. 14-018397 CA 01. This suit is filed against Lexington Insurance Company (“Lexington”) alleging, among other things, that Lexington has failed to timely pay the Partnership’s defense costs for the Rothal litigation. The Partnership alleges that Lexington is under an obligation to pay the Partnership’s defense costs on a timely basis under various insurance policies it wrote covering the roofer in the Rothal litigation and which obligate Lexington to defend and indemnify the Partnership. The Partnership seeks damages, pre and post-judgment interest, attorneys’ fees and any further relief the Court deems equitable, just and proper. On September 19, 2014, Lexington filed an answer, affirmative defenses, and a counterclaim to the Partnership’s complaint. In the counterclaim, Lexington seeks, among other things, a declaration that it has no duty to defend or indemnify the Partnership, that its duty to reimburse the Partnership for fees should be shared with the Partnership’s carriers and be more limited in amount and scope. The Partnership filed its reply and believes it has meritorious defenses to the counterclaim. As noted above, the Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurers.

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

Liquidity and Capital Resources

At September 30, 2014, ALP had unrestricted cash and cash equivalents of approximately $15,461,000. The source of both short-term and long-term future liquidity is expected to be derived from cash on hand, short term cash investments and income earned thereon.

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

Results of Operations

The increase in accounts payable and accrued expenses at September 30, 2014 as compared to December 31, 2013 is primarily due to the timing of payments made on litigation related expenses in which ALP is involved.

The increase in professional services for the three and nine months ended September 30, 2014 as compared to the same periods in 2013 is primarily due to the timing of payments made on litigation related expenses in which ALP is involved.

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

ALP LIQUIDATING TRUST.

By:	Arvida Company as Administrator

GAILEN J. HULL
By:	Gailen J. Hull, Vice President
Date:	November 13, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of ALP Liquidating Trust by the following person in the capacities and on the date indicated.

GAILEN J. HULL
By:	Gailen J. Hull, Chief Financial Officer and Principal Accounting Officer
Date:	November 13, 2014

