Form 10-K
period 2014-12-31
ALP LIQUIDATING TRUST
filed 2015-03-19
CIK 814046

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014	Commission file #0-16976

ALP Liquidating Trust

(Exact name of registrant as specified in its charter)

Delaware (State of organization)	36-6044597 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

Registrant's telephone number, including area code 312/915-1987

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Pursuant to a management agreement with the Partnership, through December 31, 1997, Arvida provided development and management supervisory and advisory services and the personnel therefore to the Partnership for all of its projects and operations, subject, in each case, to the overall control of the General Partner on behalf of the Partnership. Arvida entered into a sub-management agreement with St. Joe/Arvida Company, LP (now known as St. Joe Towns & Resorts, LP - "Towns & Resorts LP"), effective January 1, 1998, whereby Towns & Resorts LP provided (and was reimbursed for) a substantial portion of the development and management supervisory and advisory services (and personnel with respect thereto) to the Partnership that Arvida would have otherwise provided pursuant to its management agreement with the Partnership. Affiliates of JMB Realty Corporation owned a minority interest in Towns & Resorts LP until July 2003, when they sold their minority interest to an affiliate of the St. Joe Company. Such sale did not involve the sale of any assets of the Partnership, the sale of the General Partner's interest in the Partnership, nor a change in the submanagement agreement for the services provided to the Partnership by Towns & Resorts LP. The St. Joe Company beneficially owns 23.9% of the outstanding beneficial interest units of ALP as of March 14, 2014.

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

Item 3. Legal Proceedings

ALP accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at December 31, 2014 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

The Partnership, the General Partner and certain related parties as well as other unrelated parties have been named defendants in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al., Case No. 03-10709 CACE 12, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was originally filed on or about June 20, 2003, plaintiffs purport to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston, which has approximately 150 homes. On May 9, 2005, plaintiffs filed a nine count second amended complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiffs complain, among other things, that the homes were not adequately built, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation thereof were improper, and that the homes suffer from improper shutter storm protection systems. Plaintiffs have filed a motion to expand the class to include other homes in Weston. The motion to expand the class was withdrawn. The case went to mediation on March 11, 2010. The case did not settle. The Arvida defendants have filed their answer to the amended complaint. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. The court concluded its hearings on the motion to certify the class covering the homes in Camellia Island and certified the class by order dated September 16, 2010. On October 15, 2010, the Partnership filed its notice of appeal challenging the certification order. On June 1, 2011, the appellate court affirmed the trial court’s order certifying the class. The case has been returned to the trial court for further proceedings including trial. A further mediation was held on August 13, 2013 and no settlement was reached. The court struck the May 2014 trial date with no new date yet set. The defense of the case is proceeding. The Partnership intends to vigorously defend itself. The Partnership is not able to determine what, if any, loss exposure that it may have for this matter. This case has been tendered to one of the Partnership's insurance carriers, Zurich American Insurance Company (together with its affiliates collectively, "Zurich"), for defense and indemnity. Zurich is providing a defense of this matter under a purported reservation of rights. The Partnership has also engaged other counsel in connection with this lawsuit. The ultimate legal and financial liability of the Partnership, if any, in this matter cannot be estimated with certainty at this time. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurance.

On October 31, 2012, the Partnership filed an action entitled ALP Liquidating Trust, et al. v. Waterproofing Systems of Miami, Inc. et al. in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, Case No. 12-42903 CA-06. The case arises out of and in connection with the Rothal claims against the Partnership and related insurance litigation (“Rothal Claims”). The defendants include Waterproofing Systems of Miami, Inc. (“Waterproofing”), the alleged roofing subcontractor for the homes involved in the Rothal action, Trinity Construction Corp. (“Trinity”), the alleged installer of the roofing trusses involved in the Rothal action, and Quality Truss Inc. (“Quality Truss”), the alleged manufacturer of the roofing trusses involved in the Rothal action. In the nine-count complaint for contractual indemnity, common law indemnity and negligence, plaintiffs essentially allege that in the event they are held liable for defects and damages for the roofs and truss systems in the Rothal action, which defects and damages are denied to exist, plaintiffs are entitled to recover from each damages, attorneys’ fees as provided by contract or applicable law, as the case may be, or such other relief that the Court may deem just and proper. Waterproofing filed a motion to dismiss that was granted with leave to amend. The amended complaint was filed on February 25, 2014. The case has been transferred to the complex litigation division of the court. The December 1, 2014 trial date has been struck. On January 31, 2015, the court denied various cross motions for summary judgment filed by Arvida, Waterproofing and Trinity. Waterproofing filed an answer to the amended complaint and Arvida has replied. Trinity filed an answer to the amended complaint and a counterclaim. In Trinity’s counterclaim it seeks, among other things, a declaratory judgment that it has no duty to indemnify or defend Arvida in the Rothal action and that it is entitled to its attorneys’ fees and costs. Arvida has filed a motion to dismiss the Trinity counterclaim. Quality Truss has filed an answer to the amended complaint. The matter is proceeding.

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

On July 15, 2014, the Partnership and affiliated and associated entities (“Partnership”) filed a two-count complaint for breach of contract and declaratory judgment in the Circuit Court for the 11th Judicial Circuit in and for Miami Dade County, Florida entitled Arvida/JMB Partners, et al v. Lexington Insurance Company, Case No. 14-018397 CA 01. This suit is filed against Lexington Insurance Company (“Lexington”) alleging, among other things, that Lexington has failed to timely pay the Partnership’s defense costs for the Rothal litigation. The Partnership alleges that Lexington is under an obligation to pay the Partnership’s defense costs on a timely basis under various insurance policies it wrote covering the roofer in the Rothal litigation and which obligate Lexington to defend and indemnify the Partnership. The Partnership seeks damages, pre and post-judgment interest, attorneys’ fees and any further relief the Court deems equitable, just and proper. On September 19, 2014, Lexington filed an answer, affirmative defenses, and a counterclaim to the Partnership’s complaint. In the counterclaim, Lexington seeks, among other things, a declaration that it has no duty to defend or indemnify the Partnership, that its duty to reimburse the Partnership for fees should be shared with the Partnership’s carriers and be more limited in amount and scope. Lexington joined Waterproofing and Zurich in its counterclaim alleged due to their interest in the outcome. Each of them filed a responsive pleading to the Lexington counterclaim. The Partnership filed its reply to the Lexington counterclaim and believes it has meritorious defenses to the counterclaim. As noted above, the Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurers.

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

Part II

Item 5. Market for the Registrant’s Common Equity, Related Security Holder Matters and

Issuer Purchases of Equity Security

As of January 1, 2015, there were 15,580 record holders of the 442,010 beneficial interest units outstanding in ALP. There is no public market for beneficial interest units. However, there are restrictions governing the transferability of these beneficial interest units set forth in the Liquidating Trust Agreement of ALP Liquidating Trust (the “Trust Agreement”). In addition, no transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Administrator has been received by the Administrator. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Cash distributions to a Unit Holder of beneficial interest units will be distributed to the person recognized as the Unit Holder of the beneficial interest units as of the last day of the quarterly period preceding the quarter in which such distribution is made. From time to time, a Unit Holder may abandon its beneficial interest units at which time the Trust has no actual or contingent obligation to the former Unit Holders for the abandoned beneficial interest units. No distributions have been paid by ALP in 2014 and 2013, or through the date this report was filed.

Reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the retention of cash reserves to pay or resolve obligations and liabilities of, and claims asserted, and possible future cash distribution(s).

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The consolidated financial data of ALP Liquidating Trust as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, is derived from the consolidated financial statements and the notes thereto that have been audited by McGladrey LLP, independent registered public accounting firm.

ALP Liquidating Trust

As of and for the Years Ended 2014, 2013, 2012, 2011 and 2010

	2014	2013	2012	2011	2010

Total revenues	$1,674	$4,534	$81,952	$5,705	$16,992

Net loss attributable to Unit Holders	$(1,860,388)	$(1,510,835)	$(1,077,378)	$(837,287)	$(1,308,880)

Net loss per unit (a)	$(4.20)	$(3.41)	$(2.43)	$(1.89)	$(2.95)

Total assets (b)	$15,045,587	$16,499,799	$17,950,094	$19,127,927	$20,269,800

Total liabilities (b)	$482,733	$76,507	$66,596	$167,012	$471,508

Cash distributions per unit (c)	$--	$--	$--	$--	$--

(a)	The net (loss) per beneficial interest unit is based upon the number of units outstanding at the end of each period.

(b)	ALP does not present a classified balance sheet as a matter of industry practice, and as such, does not distinguish between current and non-current assets and liabilities.

(c)	Cash distributions from ALP are generally not equivalent to income as determined for Federal income tax purposes or as determined under generally accepted accounting principles. Cash distributions to the Unit Holders reflect distributions paid during the calendar year, a portion of which represents a return of capital for Federal income tax purposes.

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

The Financial Accounting Standards Board issued accounting guidance on when and how an entity should apply the liquidation basis of accounting. Under the guidance, liquidation basis of accounting should only be used when liquidation is imminent, as defined in the guidance. Liquidation basis of accounting requires an entity to measure its assets at the estimated amount of cash or other consideration that it expects to collect and its liabilities at the amount otherwise prescribed under U.S. GAAP. ALP has assessed the guidance and concluded that the liquidation of ALP is not imminent, as defined in the guidance. ALP will continue to monitor whether liquidation is imminent and, thereby, evaluate whether liquidation basis of accounting is required.

Liquidity and Capital Resources

At December 31, 2014 and 2013, ALP had unrestricted cash and cash equivalents of approximately $14,987,000 and $16,443,000, respectively. At February 28, 2015, ALP had unrestricted cash and cash equivalents of approximately $14,910,000. The source of both short-term and long-term future liquidity is expected to be derived from cash on hand and interest income earned thereon.

At December 31, 2014, ALP is liable for performance bonds in the amount of $48,000 which are fully collateralized.

ALP expects to use its existing capital resources to execute its liquidation and dissolution, and with remaining funds, if any, to be used to make liquidating distributions to Unit Holders.

Results of Operations

The increase in accounts payable and accrued expenses at December 31, 2014 as compared to December 31, 2013 is primarily due to the timing of payments made on litigation related expenses in which ALP is involved.

The decrease in interest and other income for the year ended December 31, 2013 as compared to the year ended December 31, 2012 is primarily due to the release of certain deed restrictions to an outside party that occurred in 2012.

The increase in professional services for the year ended December 31, 2014 as compared to the years ended December 31, 2013 and 2012 is primarily due to the timing of payments made on litigation related expenses in which ALP is involved.

The decrease in general and administrative expense for the year ended December 31, 2014 as compared to the years ended December 31, 2013 and 2012 is primarily due to an insurance reimbursement and a decrease in amounts of salary reimbursements by ALP.

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

Item 8. Financial Statements and Supplementary Data

ALP Liquidating Trust

Index

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Changes in Unit Holders' Equity for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

Schedules Not Filed:

All schedules have been omitted as the required information is inapplicable or immaterial, or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Trustees of

ALP Liquidating Trust

We have audited the accompanying consolidated balance sheets of ALP Liquidating Trust (the "Trust") as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in unit holders' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ALP Liquidating Trust at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Chicago, Illinois

March 19, 2015

ALP Liquidating Trust

Consolidated Balance Sheets

December 31, 2014 and 2013

Assets

	2014	2013

Cash and cash equivalents	$14,987,426	16,442,738
Prepaid expenses and other assets	58,161	57,061

Total assets	$15,045,587	16,499,799

Liabilities and Unit Holders’ Equity

Accounts payable and accrued expenses	$482,733	76,507
Total liabilities	482,733	76,507

Commitments and Contingencies

Unit Holders’ equity (442,010 and 442,694 beneficial interest units at December 31, 2014 and 2013, respectively)	14,525,932	16,386,320

Non controlling interest	36,922	36,972

Total equity	14,562,854	16,423,292

Total liabilities and Unit Holders’ equity	$15,045,587	16,499,799

The accompanying notes are an integral part of these consolidated financial statements.

ALP Liquidating Trust

Consolidated Statements of Operations

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012

Income:
Interest and other income	$1,674	4,534	81,952
	1,674	4,534	81,952

Expenses:
Professional services	1,504,368	1,117,727	696,169
General and administrative	353,799	384,998	445,476
Other	3,945	12,753	17,724
	1,862,112	1,515,478	1,159,369

Net loss	(1,860,438)	(1,510,944)	(1,077,417)

Less: Net loss attributable to non controlling interests	(50)	(109)	(39)

Net loss attributable to Unit Holders	$(1,860,388)	(1,510,835)	(1,077,378)

Net loss per beneficial interest unit	$(4.20)	(3.41)	(2.43)

Cash distributions per beneficial interest unit	$--	--	--

The net loss per beneficial interest unit is based upon the number of units outstanding at the end of each period.

The accompanying notes are an integral part of these consolidated financial statements.

ALP Liquidating Trust

Consolidated Statements of Changes in Unit Holders’ Equity

Years Ended December 31, 2014, 2013 and 2012

		Unit Holders
	Total	Amount	Units	Non Controlling Interests

Balance, December 31, 2011	$18,960,915	$18,923,795	443,783	$37,120

Net loss	(1,077,417)	(1,077,378)	--	(39)

Units abandoned	--	--	(610)	--

Balance, December 31, 2012	17,883,498	17,846,417	443,173	37,081

Net loss	(1,510,944)	(1,510,835)	--	(109)

Adjustment to Unit Holders’ Equity	50,738	50,738	--	--

Units abandoned	--	--	(479)	--

Balance, December 31, 2013	16,423,292	16,386,320	442,694	36,972

Net loss	(1,860,438)	(1,860,388)	--	(50)

Units Abandoned	--	--	(684)	--

Balance, December 31, 2014	$14,562,854	$14,525,932	442,010	$36,922

The accompanying notes are an integral part of these consolidated financial statements.

ALP Liquidating Trust

Consolidated Statements of Cash Flows

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Operating activities:
Net loss	$(1,812,438)	$(1,510,944)	$(1,077,417)
Changes in:
Prepaid expenses and other assets	(1,100)	4,052	(8,100)
Accounts payable and accrued expenses	406,226	9,911	(100,416)

Net cash used in operating activities	(1,455,312)	(1,496,981)	(1,185,933)

Cash flows from financing activities:
Unit holders’ equity	--	50,738	--

Net cash provided by financing activities	--	50,738	--

Decrease in cash and cash equivalents	(1,455,312)	(1,446,243)	(1,185,933)

Cash and cash equivalents, beginning of year	16,442,738	17,888,981	19,074,914

Cash and cash equivalents, end of year	$14,987,426	$16,442,738	$17,888,981

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

In connection with its formation, ALP issued a total of 448,794 beneficial interest units to the partners of the Partnership ("Unit Holders"). In the liquidation, each partner in the Partnership received a beneficial interest in ALP for each interest the partner held in the Partnership. As a result, a partner's percentage interest in ALP remained the same as that person's percentage interest was in the Partnership immediately prior to its liquidation. As of December 31, 2014, there were 15,580 record holders of the 442,010 beneficial interest units outstanding in ALP.

In 2013, the Trust received $50,738, from its third party transfer agent, relating to distribution checks unissued due to insufficient documentation of ownership.

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

Fair Value Disclosures

GAAP applicable to Fair Value Measurements applies to all assets and liabilities that are being measured and reported at fair value and requires disclosures that establish a framework for measuring fair value. This accounting principle enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values.

The carrying amount of ALP’s financial instruments, principally cash and cash equivalents, other assets, accounts payable and accrued expenses, approximate fair value at December 31, 2014 and 2013.

Basis of Presentation

The Financial Accounting Standards Board issued accounting guidance on when and how an entity should apply the liquidation basis of accounting. Under the guidance, liquidation basis of accounting should only be used when liquidation is imminent, as defined in the guidance. Liquidation basis of accounting requires an entity to measure its assets at the estimated amount of cash or other consideration that it expects to collect and its liabilities at the amount otherwise prescribed under U.S. GAAP. ALP has assessed the guidance and concluded that the liquidation of ALP is not imminent, as defined in the guidance. ALP will continue to monitor whether liquidation is imminent and, thereby, evaluate whether liquidation basis of accounting is required.

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

The Financial Accounting Standards Board (FASB) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the entity's tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. For the years ended December 31, 2014 and 2013, management has determined that there are no material uncertain income tax positions. The current and prior three years remain open for examination.

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

Principles of Consolidation

The consolidated financial statements included the accounts of ALP and its consolidated ventures. All intercompany balances and transactions have been eliminated in consolidation. The equity method of accounting has been applied in the accompanying consolidated financial statements with respect to those investments where ALP's ownership interest is 50% or less.

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

(3) Transactions with Affiliates

The Administrator or its affiliates are entitled to reimbursements for their direct expenses or out of pocket expenses related to the administration and management of ALP. For the years ended December 31, 2014, 2013 and 2012, the Administrator or its affiliates were entitled to reimbursements for legal, accounting, treasury and corporate services. Such costs for the periods totaled $234,917, $291,462, and $371,478, respectively. Additionally, an affiliate of the Administrator earned and received brokerage commissions for providing insurance coverage for ALP. Such commissions paid for the years ended December 31, 2014, 2013 and 2012 were $132, $354 and $353, respectively.

Amounts receivable from or payable to the Administrator or their respective affiliates do not bear interest and are expected to be paid in future periods. At December 31, 2014 and 2013, approximately $20,000 and $2,000, respectively, was payable to the Administrator or its affiliates and is included in accounts payable and accrued expenses.

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

ALP accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at December 31, 2014 and 2013 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

The Partnership, the General Partner and certain related parties as well as other unrelated parties have been named defendants in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al., Case No. 03-10709 CACE 12, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was originally filed on or about June 20, 2003, plaintiffs purport to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston, which has approximately 150 homes. On May 9, 2005, plaintiffs filed a nine count second amended complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiffs complain, among other things, that the homes were not adequately built, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation thereof were improper, and that the homes suffer from improper shutter storm protection systems. Plaintiffs have filed a motion to expand the class to include other homes in Weston. The motion to expand the class was withdrawn. The case went to mediation on March 11, 2010. The case did not settle. The Arvida defendants have filed their answer to the amended complaint. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. The court concluded its hearings on the motion to certify the class covering the homes in Camellia Island and certified the class by order dated September 16, 2010. On October 15, 2010, the Partnership filed its notice of appeal challenging the certification order. On June 1, 2011, the appellate court affirmed the trial court’s order certifying the class. The case has been returned to the trial court for further proceedings including trial. A further mediation was held on August 13, 2013 and no settlement was reached. The court struck the May 2014 trial date with no new date yet set. The defense of the case is proceeding. The Partnership intends to vigorously defend itself. The Partnership is not able to determine what, if any, loss exposure that it may have for this matter. This case has been tendered to one of the Partnership's insurance carriers, Zurich American Insurance Company (together with its affiliates collectively, "Zurich"), for defense and indemnity. Zurich is providing a defense of this matter under a purported reservation of rights. The Partnership has also engaged other counsel in connection with this lawsuit. The ultimate legal and financial liability of the Partnership, if any, in this matter cannot be estimated with certainty at this time. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurance.

On October 31, 2012, the Partnership filed an action entitled ALP Liquidating Trust, et al. v. Waterproofing Systems of Miami, Inc. et al. in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, Case No. 12-42903 CA-06. The case arises out of and in connection with the Rothal claims against the Partnership and related insurance litigation (“Rothal Claims”). The defendants include Waterproofing Systems of Miami, Inc. (“Waterproofing”), the alleged roofing subcontractor for the homes involved in the Rothal action, Trinity Construction Corp. (“Trinity”), the alleged installer of the roofing trusses involved in the Rothal action, and Quality Truss Inc. (“Quality Truss”), the alleged manufacturer of the roofing trusses involved in the Rothal action. In the nine-count complaint for contractual indemnity, common law indemnity and negligence, plaintiffs essentially allege that in the event they are held liable for defects and damages for the roofs and truss systems in the Rothal action, which defects and damages are denied to exist, plaintiffs are entitled to recover from each damages, attorneys’ fees as provided by contract or applicable law, as the case may be, or such other relief that the Court may deem just and proper. Waterproofing filed a motion to dismiss that was granted with leave to amend. The amended complaint was filed on February 25, 2014. The case has been transferred to the complex litigation division of the court. The December 1, 2014 trial date has been struck. On January 31, 2015, the court denied various cross motions for summary judgment filed by Arvida, Waterproofing and Trinity. Waterproofing filed an answer to the amended complaint and Arvida has replied. Trinity filed an answer to the amended complaint and a counterclaim. In Trinity’s counterclaim it seeks, among other things, a declaratory judgment that it has no duty to indemnify or defend Arvida in the Rothal action and that it is entitled to its attorneys’ fees and costs. Arvida has filed a motion to dismiss the Trinity counterclaim. Quality Truss has filed an answer to the amended complaint. The matter is proceeding.

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

On July 15, 2014, the Partnership and affiliated and associated entities (“Partnership”) filed a two-count complaint for breach of contract and declaratory judgment in the Circuit Court for the 11th Judicial Circuit in and for Miami Dade County, Florida entitled Arvida/JMB Partners, et al v. Lexington Insurance Company, Case No. 14-018397 CA 01. This suit is filed against Lexington Insurance Company (“Lexington”) alleging, among other things, that Lexington has failed to timely pay the Partnership’s defense costs for the Rothal litigation. The Partnership alleges that Lexington is under an obligation to pay the Partnership’s defense costs on a timely basis under various insurance policies it wrote covering the roofer in the Rothal litigation and which obligate Lexington to defend and indemnify the Partnership. The Partnership seeks damages, pre and post-judgment interest, attorneys’ fees and any further relief the Court deems equitable, just and proper. On September 19, 2014, Lexington filed an answer, affirmative defenses, and a counterclaim to the Partnership’s complaint. In the counterclaim, Lexington seeks, among other things, a declaration that it has no duty to defend or indemnify the Partnership, that its duty to reimburse the Partnership for fees should be shared with the Partnership’s carriers and be more limited in amount and scope. Lexington joined Waterproofing and Zurich in its counterclaim alleged due to their interest in the outcome. Each of them filed a responsive pleading to the Lexington counterclaim. The Partnership filed its reply to the Lexington counterclaim and believes it has meritorious defenses to the counterclaim. As noted above, the Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurers.

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

Based on ALP's evaluation under the framework in Internal Control - Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2014.

This Form 10-K does not include an attestation report of the Trust’s registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, management’s report is not subject to attestation by the Trust’s registered public accounting firm pursuant to the rules in the Dodd-Frank Act that permit the Trust to provide only management’s report in the Annual Report.

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

There is no family relationship among the foregoing director or any officer. Mr. Nickele has been elected to serve a one-year term as director at the annual meeting of the Administrator held on August 12, 2014. Both of the foregoing officers have been elected to serve one-year terms. There are no arrangements or understandings between or among any of said director or officer and any other person pursuant to which the director or any officer was selected as such.

The foregoing director and officer are also officers of JMB. The foregoing director and officer are also officers and/or directors of various affiliated companies of JMB.

The business experience during the past five years of the director and officer of the Administrator of ALP includes the following:

Gailen J. Hull (age 66), in addition to being a Vice President of the Administrator, has acted as the Chief Financial Officer of the Partnership since August 2002. He is also a Senior Vice President and, since August 2002, Chief Financial Officer of JMB and an officer of various JMB affiliates. Mr. Hull has been associated with JMB since March, 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

Gary Nickele (age 62) is Executive Vice President and General Counsel of JMB and an officer and/or director of various JMB affiliates. Prior to becoming President of the Administrator, in May 2004, Mr. Nickele had been a Vice President of that corporation since June 1987. He has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

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

Item 11. Executive Compensation

The officers and the director of the Administrator receive no direct remuneration in such capacities from ALP. The Administrator and the trustees are entitled to receive a share of cash distributions, when and as cash distributions are made. The Administrator and its affiliates received no cash distributions in 2014 and 2013. Pursuant to the Trust Agreement, the Administrator and its affiliates were allocated net loss for Federal income tax purposes for 2014 and 2013 of approximately $184,000 and $153,000, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

(a) The following have reported beneficial ownership of more than 5% of the outstanding Beneficial Interest Units of ALP as of March 14, 2014.

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
31

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

JMB Insurance Agency, Inc., an affiliate of the Administrator, earned and received insurance brokerage commissions in 2014 and 2013 of approximately $130 and $350, respectively, in connection with providing insurance coverage for certain of ALP, all of which was paid as of December 31, 2014. Such commissions are at rates set by insurance companies for the classes of coverage provided.

The Administrator of ALP or its affiliates are entitled to reimbursement for their direct expenses or out-of-pocket expenses relating to the administration of ALP and the management of ALP assets. In 2014, the Administrator and its affiliates were entitled to reimbursements for legal, accounting and treasury services. Such costs for 2014 and 2013 were approximately $235,000 and $291,000, respectively, of which approximately $20,000 was unpaid as of December 31, 2014.

Amounts payable to or by the Administrator or its affiliates do not bear interest and are expected to be paid in future periods.

Item 14. Principal Accountant Fees and Services

McGladrey LLP (McGladrey) audited the accompanying consolidated financial statements for the years ended December 31, 2014 and 2013. The fees billed by McGladrey for the years ended December 31, 2014 and 2013 are as follows:

(1) Audit Fees

The aggregate fees billed for the years ended December 31, 2014 and 2013 for professional services rendered for the audit of ALP's annual financial statements and review of the statements in ALP's Form 10-Q filings were approximately $70,000 and $69,000, respectively.

(2) Audit Related Fees

None

(3) Tax Fees

The aggregate fees billed for the years ended December 31, 2014 and 2013 for professional services rendered for tax compliance and tax return preparation were approximately $20,800 and $22,600, respectively.

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
34

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

ALP Liquidating Trust

By:	Arvida Company As Administrator

Gailen J. Hull
By:	Gailen J. Hull, Vice President
Date:	March 19, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

.

Gailen J. Hull
By:	Gailen J. Hull, Vice President Principal Accounting Officer and Principal Financial Officer
Date:	March 19, 2015

Gary Nickele
By:	Gary Nickele, President and Sole Director Principal Executive Officer
Date:	March 19, 2015

ALP Liquidating Trust

Exhibit Index

Exhibit No.	Exhibit	Document Incorporated by Reference

3.1.	Amended and Restated Agreement of Limited Partnership.	Yes

3.2.	Acknowledgment and Amendment of Partnership Agreement.	Yes

3.3.	Amendment to the Amended and Restated Agreement of Limited Partnership, effective October 29, 2002.	Yes

3.4.	Assignment Agreement by and among the General Partner, the Initial Limited Partner and the Partnership.	Yes

4.1.	Liquidating Trust Agreement of ALP Liquidating Trust, dated as of September 30, 2005, by and among, Arvida/JMB Partners, L.P., Arvida Company, as Administrator, and Wilmington Trust Company, as Resident Trustee.	Yes

10.1.	Agreement between the Partnership and The Walt Disney Company dated January 29, 1987	Yes

10.2.	Letter Agreement, dated as of September 10, 1987, between the Partnership and The Walt Disney Company	Yes

10.3.	Management, Advisory and Supervisory Agreement, including the License Agreement for the use of the Arvida name as exhibit A thereto	Yes

10.4.	Fourth Amended and Restated Agreement of Partnership of Arvida/JMB Partners, together with Amendment No. 1 thereto	Yes

10.5.	Information Systems Sharing Agreement dated November 6, 1997 between Arvida/JMB Partners, L.P. and Arvida Company	Yes

31.1.	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act, as amended.	No

31.2.	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act, as amended.	No

32.	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	No