Form 10-Q
period 2015-03-31
ALP LIQUIDATING TRUST
filed 2015-05-12
CIK 814046

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended March 31, 2015	Commission file #0-16976

ALP LIQUIDATING TRUST

(Exact name of registrant as specified in its charter)

Delaware (State of organization)	36-6044597 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

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

1

TABLE OF CONTENTS

Part I.  Financial Information

     Item 1.  Financial Statements

ALP LIQUIDATING TRUST

Consolidated Condensed Balance Sheets

(Unaudited)

	March 31, 2015	December 31, 2014
Assets

Cash and cash equivalents	$14,789,598	$14,987,426
Prepaid expenses and other assets	58,161	58,161
Total assets	$14,847,759	$15,045,587

Liabilities and Unit Holders’ Equity

Accounts payable and accrued expenses	$1,127,614	$482,733
Total liabilities	1,127,614	482,733

Commitments and contingencies

Unit Holders’ equity (442,010 beneficial interest units at March 31, 2015 and December 31, 2014)	13,683,243	14,525,932

Non controlling interest	36,902	36,922

Total equity	13,720,145	14,562,854

Total liabilities and Unit Holders’ equity	$14,847,759	$15,045,587

The accompanying notes are an integral part of these consolidated financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statements of Operations

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Income:
Interest and other income	$0	$1,036

Expenses:
Professional services	716,124	537,732
General and administrative	125,981	96,543
Other	604	188
	842,709	634,463

Net loss	(842,709)	(633,427)

Less: Net loss attributable to non-controlling interests	(20)	(11)

Net loss attributable to Unit Holders	$(842,689)	$(633,416)

Net loss per beneficial interest unit	$(1.91)	$(1.43)

Cash distributions per beneficial interest unit	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

4

ALP LIQUIDATING TRUST

Consolidated Condensed Statement of Changes in Unitholders’ Equity

For the Three Months Ended March 31, 2015

(Unaudited)

	Total	Unit Holders	Non-Controlling Interests

Balance, January 1, 2015	$14,562,854	$14,525,932	$36,922
Net loss	(842,709)	(842,689)	(20)

Balance, March 31, 2015	$13,720,145	$13,683,243	$36,902

The accompanying notes are an integral part of these consolidated financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	2015	2014
Operating activities:
Net loss	$(842,709)	$(633,427)
Changes in:
Accounts payable and accrued expenses	644,881	336,923
Net cash used in operating activities	(197,828)	(296,504)

Decrease in cash and cash equivalents	(197,828)	(296,504)

Cash and cash equivalents, beginning of period	14,987,426	16,442,738

Cash and cash equivalents, end of period	$14,789,598	$16,146,234

The accompanying notes are an integral part of these consolidated financial statements.

ALP LIQUIDATING TRUST

Notes to Consolidated Condensed Financial Statements

March 31, 2015

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

Summary of Significant Accounting Policies

Readers of this quarterly report should refer to the audited financial statements for the fiscal year ended December 31, 2014, which are included in ALP’s 2014 Annual Report on Form 10-K (File No. 0-16976) filed on March 19, 2015, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements, and which are required by U.S. generally accepted accounting principles for complete financial statements, have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the 2014 Annual Report.

The unaudited consolidated condensed financial statements and notes have been prepared on the same basis as the annual audited financial statements and include all adjustments, which are in the opinion of management, necessary to present a fair statement of ALP's financial position, results of operations and of cash flows as of and for the interim periods presented. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any other future year.

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

The carrying amount of ALP’s other financial instruments, principally cash and cash equivalents, other assets, accounts payable and accrued expenses approximate fair value at March 31, 2015 and December 31, 2014.

Basis of Presentation

The Financial Accounting Standards Board (“FASB”) issued accounting guidance on when and how an entity should apply the liquidation basis of accounting. Under the guidance, liquidation basis of accounting should only be used when liquidation is imminent, as defined in the guidance. Liquidation basis of accounting requires an entity to measure its assets at the estimated amount of cash or other consideration that it expects to collect and its liabilities at the amount otherwise prescribed under U.S. GAAP. ALP has assessed the guidance and concluded that the liquidation of ALP is not imminent, as defined in the guidance. ALP will continue to monitor whether liquidation is imminent and, thereby, evaluate whether liquidation basis of accounting is required.

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

Liabilities

Accounts payable and accrued expenses include legal fees, real estate taxes, and other miscellaneous accruals. ALP accrues liabilities when costs are incurred and such costs can be reasonably estimated.

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

Transactions with Affiliates

The Administrator or its affiliates are entitled to reimbursements for their direct expenses or out of pocket expenses related to the administration and management of ALP. For the three months ended March 31, 2015 and 2014, the Administrator or its affiliates were entitled to reimbursements for legal, accounting, treasury and corporate services. Such costs, included in general and administrative expenses, for the three months ended March 31, 2015 were $81,272 and for the three months ended March 31, 2014 were $58,414.

Amounts receivable from or payable to the Administrator or its respective affiliates do not bear interest and are expected to be paid in future periods. At March 31, 2015 and December 31, 2014, approximately $45,000 and $20,000 was payable to the Administrator or its affiliates and is included in accounts payable and accrued expenses.

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

ALP accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at March 31, 2015 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

The Partnership, the General Partner and certain related parties as well as other unrelated parties have been named defendants in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al., Case No. 03-10709 CACE 12, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was originally filed on or about June 20, 2003, plaintiffs purport to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston, which has approximately 150 homes. On May 9, 2005, plaintiffs filed a nine count second amended complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiffs complain, among other things, that the homes were not adequately built, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation thereof were improper, and that the homes suffer from improper shutter storm protection systems. Plaintiffs have filed a motion to expand the class to include other homes in Weston. The motion to expand the class was withdrawn. The case went to mediation on March 11, 2010. The case did not settle. The Arvida defendants have filed their answer to the amended complaint. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. The court concluded its hearings on the motion to certify the class covering the homes in Camellia Island and certified the class by order dated September 16, 2010. On October 15, 2010, the Partnership filed its notice of appeal challenging the certification order. On June 1, 2011, the appellate court affirmed the trial court’s order certifying the class. The case has been returned to the trial court for further proceedings including trial. The case is currently set for mediation on or about June 16, 2015 and does not currently have a trial date. The defense of the case is proceeding. The Partnership intends to vigorously defend itself. The Partnership is not able to determine what, if any, loss exposure that it may have for this matter. This case has been tendered to one of the Partnership's insurance carriers, Zurich American Insurance Company (together with its affiliates collectively, "Zurich"), for defense and indemnity. Zurich is providing a defense of this matter under a purported reservation of rights. The Partnership has also engaged other counsel in connection with this lawsuit. The ultimate legal and financial liability of the Partnership, if any, in this matter cannot be estimated with certainty at this time. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurance.

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

On July 15, 2014, the Partnership and affiliated and associated entities (“Partnership”) filed a two-count complaint for breach of contract and declaratory judgment in the Circuit Court for the 11th Judicial Circuit in and for Miami Dade County, Florida entitled Arvida/JMB Partners, et al v. Lexington Insurance Company, Case No. 14-018397 CA 01. This suit is filed against Lexington Insurance Company (“Lexington”) alleging, among other things, that Lexington has failed to timely pay the Partnership’s defense costs for the Rothal litigation. The Partnership alleges that Lexington is under an obligation to pay the Partnership’s defense costs on a timely basis under various insurance policies it wrote covering the roofer in the Rothal litigation and which obligate Lexington to defend and indemnify the Partnership. The Partnership seeks damages, pre and post-judgment interest, attorneys’ fees and any further relief the Court deems equitable, just and proper. On September 19, 2014, Lexington filed an answer, affirmative defenses, and a counterclaim to the Partnership’s complaint. In the counterclaim, Lexington seeks, among other things, a declaration that it has no duty to defend or indemnify the Partnership, that its duty to reimburse the Partnership for fees should be shared with the Partnership’s carriers and be more limited in amount and scope. Lexington joined Waterproofing and Zunich in its counterclaim allegedly due to their interest in the outcome. Each of them filed a responsive pleading to the Lexington counterclaim. The Partnership filed its reply to the Lexington counterclaim and believes it has meritorious defenses to the counterclaim. As noted above, the Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurers.

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

Liquidity and Capital Resources

At March 31, 2015, ALP had unrestricted cash and cash equivalents of approximately $14,790,000. The source of both short-term and long-term future liquidity is expected to be derived from cash on hand, short term cash investments and income earned thereon.

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

Results of Operations

The increase in accounts payable and accrued expenses at March 31, 2015 as compared to December 31, 2014 is primarily due to the timing of payments made on litigation related expenses in which ALP is involved.

The increase in professional services for the three months ended March 31, 2015 as compared to the same period in 2014 is primarily due to the timing of payments made on litigation related expenses in which ALP is involved.

The increase in general and administrative expense for the three months ended March 31, 2015 as compared to the same period in 2014 is primarily due to an increase in salary reimbursements by ALP.

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

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities Exchange Act of 1934) during the three months ended March 31, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

ALP LIQUIDATING TRUST.

By:	Arvida Company as Administrator

GAILEN J. HULL
By:	Gailen J. Hull, Vice President
Date:	May 12, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of ALP Liquidating Trust by the following person in the capacities and on the date indicated.

GAILEN J. HULL
By:	Gailen J. Hull, Chief Financial Officer and Principal Accounting Officer
Date:	May 12, 2015

