Form 10-Q
period 2015-06-30
ALP LIQUIDATING TRUST
filed 2015-08-13
CIK 814046

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended June 30, 2015	Commission file #0-16976

ALP LIQUIDATING TRUST

(Exact name of registrant as specified in its charter)

Delaware (State of organization)	36-6044597 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

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

Yes [     ]    No [ X ]

TABLE OF CONTENTS

Part I.  Financial Information

     Item 1.  Financial Statements

ALP LIQUIDATING TRUST

Consolidated Condensed Balance Sheets

(Unaudited)

	June 30, 2015	December 31, 2014
Assets

Cash and cash equivalents	$14,362,491	$14,987,426
Prepaid expenses and other assets	58,161	58,161
Total assets	$14,420,652	$15,045,587

Liabilities and Unit Holders’ Equity

Accounts payable and accrued expenses	$1,103,307	$482,733
Total liabilities	1,103,307	482,733

Commitments and contingencies

Unit Holders’ equity (442,010 beneficial interest units at June 30, 2015 and December 31, 2014)	13,280,483	14,525,932

Non controlling interest	36,862	36,922

Total equity	13,317,345	14,562,854

Total liabilities and Unit Holders’ equity	$14,420,652	$15,045,587

The accompanying notes are an integral part of these consolidated financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statements of Operations

For the Three and Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income:
Interest and other income	$0	$613	$0	$1,649

Expenses:
Professional services	297,886	126,035	1,014,010	663,767
General and administrative	99,718	72,159	225,699	168,702
Other	5,196	8,898	5,800	9,086
	402,800	207,092	1,245,509	841,555

Net loss	(402,800)	(206,479)	(1,245,509)	(839,906)

Less: Net loss attributable to non- controlling interests	(40)	(15)	(60)	(26)

Net loss attributable to Unit Holders	$(402,760)	$(206,464)	$(1,245,449)	$(839,880)

Net loss per beneficial interest unit	$(0.91)	$(0.47)	$(2.82)	$(1.90)

Cash distributions per beneficial interest unit	$0	$0	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statement of Changes in Unitholders’ Equity

For the Six Months Ended June 30, 2015

(Unaudited)

	Total	Unit Holders	Non-Controlling Interests

Balance, January 1, 2015	$14,562,854	$14,525,932	$36,922
Net loss	(1,245,509)	(1,245,449)	(60)

Balance, June 30, 2015	$13,317,345	$13,280,483	$36,862

The accompanying notes are an integral part of these consolidated financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	2015	2014
Operating activities:
Net loss	$(1,245,509)	$(839,906)
Changes in:
Accounts payable and accrued expenses	620,574	95,170
Net cash used in operating activities	(624,935)	(744,736)

Decrease in cash and cash equivalents	(624,935)	(744,736)

Cash and cash equivalents, beginning of period	14,987,426	16,442,738

Cash and cash equivalents, end of period	$14,362,491	$15,698,002

The accompanying notes are an integral part of these consolidated financial statements.

ALP LIQUIDATING TRUST

Notes to Consolidated Condensed Financial Statements

June 30, 2015

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

The unaudited consolidated condensed financial statements and notes have been prepared on the same basis as the annual audited financial statements and include all adjustments, which are in the opinion of management, necessary to present a fair statement of ALP's financial position, results of operations and of cash flows as of and for the interim periods presented. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any other future year.

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

The carrying amount of ALP’s other financial instruments, principally cash and cash equivalents, other assets, accounts payable and accrued expenses approximate fair value at June 30, 2015 and December 31, 2014.

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

Transactions with Affiliates

The Administrator or its affiliates are entitled to reimbursements for their direct expenses or out of pocket expenses related to the administration and management of ALP. For the six months ended June 30, 2015 and 2014, the Administrator or its affiliates were entitled to reimbursements for legal, accounting, treasury and corporate services. Such costs, included in general and administrative expenses, for the three and six months ended June 30, 2015 were $81,272 and $162,545, respectively, and $59,521 and $117,935 for the three and six months ended June 30, 2014, respectively.

Amounts receivable from or payable to the Administrator or its respective affiliates do not bear interest and are expected to be paid in future periods. At June 30, 2015 and December 31, 2014, approximately $34,000 and $20,000 was payable to the Administrator or its affiliates and is included in accounts payable and accrued expenses.

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

ALP accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at June 30, 2015 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

The Partnership, the General Partner and certain related parties as well as other unrelated parties have been named defendants in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al., Case No. 03-10709 CACE 12, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was originally filed on or about June 20, 2003, plaintiffs purport to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston, which has approximately 150 homes. On May 9, 2005, plaintiffs filed a nine count second amended complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiffs complain, among other things, that the homes were not adequately built, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation thereof were improper, and that the homes suffer from improper shutter storm protection systems. Plaintiffs have filed a motion to expand the class to include other homes in Weston. The motion to expand the class was withdrawn. The case went to mediation on March 11, 2010. The case did not settle. The Arvida defendants have filed their answer to the amended complaint. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. The court concluded its hearings on the motion to certify the class covering the homes in Camellia Island and certified the class by order dated September 16, 2010. On October 15, 2010, the Partnership filed its notice of appeal challenging the certification order. On June 1, 2011, the appellate court affirmed the trial court’s order certifying the class. The case has been returned to the trial court for further proceedings including trial. The parties are engaged in settlement discussions, but there are no assurances that such discussions will result in a settlement. The case does not currently have a trial date. The defense of the case is proceeding. The Partnership intends to vigorously defend itself. The Partnership is not able to determine what, if any, loss exposure that it may have for this matter. This case has been tendered to one of the Partnership's insurance carriers, Zurich American Insurance Company (together with its affiliates collectively, "Zurich"), for defense and indemnity. Zurich is providing a defense of this matter under a purported reservation of rights. The Partnership has also engaged other counsel in connection with this lawsuit. The ultimate legal and financial liability of the Partnership, if any, in this matter cannot be estimated with certainty at this time. The Partnership is unable to determine the ultimate portion of the expenses, fees and damages, if any, which will be covered by its insurance.

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

On January 19, 2012, the Partnership was sued in a case entitled, Scottsdale Insurance Company v. Richard Rothal, et al., Case No. 2012-CA-03451, in the Circuit Court of the Seventeenth Circuit in and for Broward County, Florida, Complex Litigation Unit. In this case, Scottsdale Insurance Company (“Scottsdale”), an alleged insurer of Waterproofing Systems of Miami, Inc. (“Waterproofing”), seeks a declaratory judgment against, among others, Waterproofing, the class certified in the Rothal action and the Partnership, seeking a declaration of Scottsdale’s rights and obligations under two commercial general liability policies it allegedly issued over the years May 29, 2000 - May 29, 2002. The case has been transferred from the complex litigation unit to the trial court handling the Rothal action. The declaration in this case seeks to affect the rights that Waterproofing, Rothal, and the Partnership may have in these policies. On or about August 29, 2012, the Partnership filed an answer, affirmative defenses and a counterclaim seeking, among other things, defense and indemnity in connection with the Rothal action. Scottsdale filed an answer to the Partnership’s counterclaim. The court granted Arvida defendants’ motion to stay any decision with respect to the insurer’s duty to indemnify. There is a motion for summary judgment by Waterproofing but it has not been set for a hearing. The Partnership will vigorously pursue its interests in the policies written by the plaintiff. The Partnership is unable to determine what portion of its fees and damages in the Rothal case, if any, may be recovered under the Scottsdale policies.

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

Liquidity and Capital Resources

At June 30, 2015, ALP had unrestricted cash and cash equivalents of approximately $14,362,000. The source of both short-term and long-term future liquidity is expected to be derived from cash on hand, short term cash investments and income earned thereon.

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

Results of Operations

The increase in accounts payable and accrued expenses at June 30, 2015 as compared to December 31, 2014 is due to the timing of payments made on litigation related expenses in which ALP is involved, and is also due to the amount of legal fee reimbursements received from insurance carriers.

The increase in professional services for the three and six months ended June 30, 2015 as compared to the same period in 2014 is primarily due to the timing of payments made on litigation related expenses in which ALP is involved.

The increase in general and administrative expense for the three and six months ended June 30, 2015 as compared to the same period in 2014 is primarily due to an increase in salary reimbursements by ALP.

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

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities Exchange Act of 1934) during the six months ended June 30, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

ALP LIQUIDATING TRUST.

By:	Arvida Company as Administrator

GAILEN J. HULL
By:	Gailen J. Hull, Vice President
Date:	August 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of ALP Liquidating Trust by the following person in the capacities and on the date indicated.

GAILEN J. HULL
By:	Gailen J. Hull, Chief Financial Officer and Principal Accounting Officer
Date:	August 13, 2015