Form 10-Q
period 2015-09-30
ALP LIQUIDATING TRUST
filed 2015-11-12
CIK 814046

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended September 30, 2015	Commission file #0-16976

ALP LIQUIDATING TRUST

(Exact name of registrant as specified in its charter)

Delaware (State of organization)	36-6044597 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

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

Part I.  Financial Information

Item 1.  Financial Statements

ALP LIQUIDATING TRUST

Consolidated Condensed Balance Sheets

(Unaudited)

	September 30, 2015	December 31, 2014
Assets

Cash and cash equivalents	$13,760,018	$14,987,426
Prepaid expenses and other assets	58,161	58,161
Total assets	$13,818,179	$15,045,587

Liabilities and Unit Holders’ Equity

Accounts payable and accrued expenses	$1,977,852	$482,733
Total liabilities	1,977,852	482,733

Commitments and contingencies

Unit Holders’ equity (442,010 beneficial interest units at September 30, 2015 and December 31, 2014)	11,803,473	14,525,932

Non controlling interest	36,854	36,922

Total equity	11,840,327	14,562,854

Total liabilities and Unit Holders’ equity	$13,818,179	$15,045,587

The accompanying notes are an integral part of these consolidated financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statements of Operations

For the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income:
Interest and other income	$0	$0	$0	$1,649

Expenses:
Professional services	1,375,227	566,288	2,389,237	1,230,055
General and administrative	100,163	100,443	325,862	269,145
Other	1,628	3,155	7,428	12,241
	1,477,018	669,886	2,722,527	1,511,441

Net loss	(1,477,018)	(669,886)	(2,722,527)	(1,509,792)

Less: Net loss attributable to non- controlling interests	(8)	(12)	(68)	(38)

Net loss attributable to Unit Holders	$(1,477,010)	$(669,874)	$(2,722,459)	$(1,509,754)

Net loss per beneficial interest unit	$(3.34)	$(1.51)	$(6.16)	$(3.41)

Cash distributions per beneficial interest unit	$0	$0	$0	$0

The accompanying notes are an integral part of these consolidated financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statement of Changes in Unitholders’ Equity

For the Nine Months Ended September 30, 2015

(Unaudited)

	Total	Unit Holders	Non-Controlling Interests

Balance, January 1, 2015	$14,562,854	$14,525,932	$36,922
Net loss	(2,722,527)	(2,722,459)	(68)

Balance, September 30, 2015	$11,840,327	$11,803,473	$36,854

The accompanying notes are an integral part of these consolidated financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	2015	2014
Operating activities:
Net loss	$(2,722,527)	$(1,509,792)
Changes in:
Accounts payable and accrued expenses	1,495,119	528,486
Net cash used in operating activities	(1,227,408)	(981,306)

Decrease in cash and cash equivalents	(1,227,408)	(981,306)

Cash and cash equivalents, beginning of period	14,987,426	16,442,738

Cash and cash equivalents, end of period	$13,760,018	$15,461,432

The accompanying notes are an integral part of these consolidated financial statements.

ALP LIQUIDATING TRUST

Notes to Consolidated Condensed Financial Statements

September 30, 2015

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

The unaudited consolidated condensed financial statements and notes have been prepared on the same basis as the annual audited financial statements and include all adjustments, which are in the opinion of management, necessary to present a fair statement of ALP's financial position, results of operations and of cash flows as of and for the interim periods presented. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any other future year.

The carrying amount of ALP’s financial instruments, principally cash and cash equivalents, other assets, accounts payable and accrued expenses approximate fair value at September 30, 2015 and December 31, 2014.

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

Liabilities and Professional Services

Accounts payable, accrued expenses and professional services primarily include legal fees and expected litigation settlements. The liability also includes real estate taxes, and other miscellaneous accruals. ALP accrues liabilities when costs are incurred and such costs can be reasonably estimated.

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

Transactions with Affiliates

The Administrator or its affiliates are entitled to reimbursements for their direct expenses or out of pocket expenses related to the administration and management of ALP. For the nine months ended September 30, 2015 and 2014, the Administrator or its affiliates were entitled to reimbursements for legal, accounting, treasury and corporate services. Such costs, included in general and administrative expenses, for the three and nine months ended September 30, 2015 were $76,180 and $238,725, respectively, and $58,585 and $176,520 for the three and nine months ended September 30, 2014, respectively.

Amounts receivable from or payable to the Administrator or its respective affiliates do not bear interest and are expected to be paid in future periods. At September 30, 2015 and December 31, 2014, approximately $27,000 and $20,000 was payable to the Administrator or its affiliates and is included in accounts payable and accrued expenses.

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

The Partnership, the General Partner and certain related parties as well as other unrelated parties have been named defendants in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al., Case No. 03-10709 CACE 12, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was originally filed on or about June 20, 2003, plaintiffs purport to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston, which has approximately 150 homes. On May 9, 2005, plaintiffs filed a nine count second amended complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiffs complain, among other things, that the homes were not adequately built, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation thereof were improper, and that the homes suffer from improper shutter storm protection systems. Plaintiffs have filed a motion to expand the class to include other homes in Weston. The motion to expand the class was withdrawn. The case went to mediation on March 11, 2010. The case did not settle. The Arvida defendants have filed their answer to the amended complaint. The Arvida defendants believe that they have meritorious defenses and intend to vigorously defend themselves. The court concluded its hearings on the motion to certify the class covering the homes in Camellia Island and certified the class by order dated September 16, 2010. On October 15, 2010, the Partnership filed its notice of appeal challenging the certification order. On June 1, 2011, the appellate court affirmed the trial court’s order certifying the class. The case has been returned to the trial court for further proceedings including trial. The parties and their insurers are engaged in settlement discussions, and an agreement in principle to settle this case has been reached. However, there are no assurances that such agreement will in fact be consummated. The costs associated with the agreement in principle are reflected in ALP’s financial statements. The case does not currently have a trial date. If the matter is not settled, the defense of the case will proceed. The Partnership intends to vigorously defend itself. This case has been tendered to one of the Partnership's insurance carriers, Zurich American Insurance Company (together with its affiliates collectively, "Zurich"), for defense and indemnity. Zurich is providing a defense of this matter under a purported reservation of rights. The Partnership has also engaged other counsel in connection with this lawsuit.

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

On July 15, 2014, the Partnership and affiliated and associated entities (“Partnership”) filed a two-count complaint for breach of contract and declaratory judgment in the Circuit Court for the 11th Judicial Circuit in and for Miami Dade County, Florida entitled Arvida/JMB Partners, et al v. Lexington Insurance Company, Case No. 14-018397 CA 01. This suit is filed against Lexington Insurance Company (“Lexington”) alleging, among other things, that Lexington has failed to timely pay the Partnership’s defense costs for the Rothal litigation. The Partnership alleges that Lexington is under an obligation to pay the Partnership’s defense costs on a timely basis under various insurance policies it wrote covering the roofer in the Rothal litigation and which obligate Lexington to defend and indemnify the Partnership. The Partnership seeks damages, pre and post-judgment interest, attorneys’ fees and any further relief the Court deems equitable, just and proper. On September 19, 2014, Lexington filed an answer, affirmative defenses, and a counterclaim to the Partnership’s complaint. In the counterclaim, Lexington seeks, among other things, a declaration that it has no duty to defend or indemnify the Partnership, that its duty to reimburse the Partnership for fees should be shared with the Partnership’s carriers and be more limited in amount and scope. Lexington joined Waterproofing and Zurich in its counterclaim allegedly due to their interest in the outcome. Each of them filed a responsive pleading to the Lexington counterclaim. The Partnership filed its reply to the Lexington counterclaim and believes it has meritorious defenses to the counterclaim.

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

Liquidity and Capital Resources

At September 30, 2015, ALP had unrestricted cash and cash equivalents of approximately $13,760,000. The source of both short-term and long-term future liquidity is expected to be derived from cash on hand, short term cash investments and income earned thereon.

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

Results of Operations

The increase in accounts payable and accrued expenses at September 30, 2015 as compared to December 31, 2014 and the associated increase in professional services for the nine months ended September 30, 2015 as compared to the same period in 2014 are due to the timing of payments made on litigation related expenses in which ALP is involved, the costs associated with the agreement in principle to settle certain litigation and the amount of legal fee reimbursements received from insurance carriers.

The increase in general and administrative expense for the nine months ended September 30, 2015 as compared to the same period in 2014 is primarily due to an increase in salary reimbursements by ALP.

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

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities Exchange Act of 1934) during the nine months ended September 30, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

ALP LIQUIDATING TRUST.

By:	Arvida Company as Administrator

GAILEN J. HULL
By:	Gailen J. Hull, Vice President
Date:	November 12, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of ALP Liquidating Trust by the following person in the capacities and on the date indicated.

GAILEN J. HULL
By:	Gailen J. Hull, Chief Financial Officer and Principal Accounting Officer
Date:	November 12, 2015