Form 10-Q
period 2016-06-30
ALP LIQUIDATING TRUST
filed 2016-08-10
CIK 814046

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended June 30, 2016	Commission file #0-16976

ALP LIQUIDATING TRUST

(Exact name of registrant as specified in its charter)

Delaware (State of organization)	36-6044597 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

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

Part I.  Financial Information

Item 1.  Financial Statements

ALP LIQUIDATING TRUST

Consolidated Condensed Balance Sheets

(Unaudited)

	June 30, 2016	December 31, 2015
Assets

Cash and cash equivalents	$12,795,878	$13,163,583
Prepaid expenses and other assets	59,261	59,261

Total assets	$12,855,139	$13,222,844

Liabilities and Unit Holders’ Equity

Accounts payable and accrued expenses	$1,535,349	$1,380,442
Total liabilities	1,535,349	1,380,442

Commitments and Contingencies

Unit Holders’ equity (441,343 beneficial interest units at June 30, 2016 and December 31, 2015)	11,282,644	11,805,545

Non controlling interest	37,146	36,857

Total equity	11,319,790	11,842,402

Total liabilities and Unit Holders’ equity	$12,855,139	$13,222,844

The accompanying notes are an integral part of these consolidated condensed financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statements of Operations

For the Three and Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income:
Interest and other income	$334,230	$0	$334,230	$0

Expenses:
Professional services	432,717	297,886	636,789	1,014,010
General and administrative	97,589	99,718	205,602	225,699
Other	103	5,196	14,451	5,800
	530,409	402,800	856,842	1,245,509

Net loss	(196,179)	(402,800)	(522,612)	(1,245,509)

Less: Net gain (loss) attributable to non- controlling interests	322	(40)	289	(60)

Net loss attributable to Unit Holders	$(196,501)	$(402,760)	$(522,901)	$(1,245,449)

Net loss per beneficial interest unit	$(0.45)	$(0.91)	$(1.18)	$(2.82)

Cash distributions per beneficial interest unit	$0	$0	$0	$0

The accompanying notes are an integral part of these consolidated condensed financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statement of Changes in Unitholders’ Equity

For the Six Months Ended June 30, 2016

(Unaudited)

	Total	Unit Holders	Non-Controlling Interests

Balance, January 1, 2016	$11,842,402	$11,805,545	$36,857
Net gain (loss)	(522,612)	(522,901)	289

Balance, June 30, 2016	$11,319,790	$11,282,644	$37,146

The accompanying notes are an integral part of these consolidated condensed financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	2016	2015
Operating activities:
Net loss	$(522,612)	$(1,245,509)
Changes in:
Accounts payable and accrued expenses	154,907	620,574
Net cash used in operating activities	(367,705)	(624,935)

Decrease in cash and cash equivalents	(367,705)	(624,935)

Cash and cash equivalents, beginning of period	13,163,583	14,987,426

Cash and cash equivalents, end of period	$12,795,878	$14,362,491

The accompanying notes are an integral part of these consolidated condensed financial statements.

ALP LIQUIDATING TRUST

Notes to Consolidated Condensed Financial Statements

June 30, 2016

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

The unaudited consolidated condensed financial statements and notes have been prepared on the same basis as the annual audited financial statements and include all adjustments, which are in the opinion of management, necessary to present a fair statement of ALP's financial position, results of operations and of cash flows as of and for the interim periods presented. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any other future year.

The carrying amount of ALP’s financial instruments, principally cash and cash equivalents, other assets, accounts payable and accrued expenses approximate fair value at June 30, 2016 and December 31, 2015.

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

Transactions with Affiliates

The Administrator or its affiliates are entitled to reimbursements for their direct expenses or out of pocket expenses related to the administration and management of ALP. For the six months ended June 30, 2016 and 2015, the Administrator or its affiliates were entitled to reimbursements for legal, accounting, treasury and corporate services. Such costs, included in general and administrative expenses, for the three and six months ended June 30, 2016 were $82,914 and $163,599, respectively, and $81,272 and $162,545 for the three and six months ended June 30, 2015, respectively.

Amounts receivable from or payable to the Administrator or its respective affiliates do not bear interest and are expected to be paid in future periods. At June 30, 2016 and December 31, 2015, approximately $28,000 and $53,000 was payable to the Administrator or its affiliates and is included in accounts payable and accrued expenses.

Commitments and Contingencies

As security for performance of certain development obligations, ALP was contingently liable under performance bonds for approximately $48,000. These performance bonds are fully collateralized.

In late 2007 it was determined that certain remnant parcels from past developments were still owned by ALP rather than by relevant homeowners associations or public entities. These remnant parcels generally have no value and, to the extent hereafter deeded to third parties, will result in no material proceeds to the Trust. ALP is working with relevant parties on some of these parcels to affect the transfer of these parcels where feasible. However, certain of these parcels carry past-due taxes that include years where they had been assessed on pre-subdivision values that, due to the passage of time and the expiration of local appeals periods, precluded their being deeded over in the normal course. These taxes are non-recourse to ALP. While these parcels are being handled on a case-by-case basis, where ALP is unable to effect a transfer whereby any material accrued taxes are waived by the taxing authority or assumed by the transferee, ALP generally will allow such parcels to be acquired by third parties at tax sale in order to relieve ALP from any future liabilities associated with them. ALP continues to work to transfer or otherwise dispose of the remaining parcels. The cost of completing this process is not expected to be material, however ALP is unable to predict the time period required.

ALP accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at June 30, 2016 and 2015 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

The Partnership, the General Partner and certain related parties as well as other unrelated parties were named defendants in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al., Case No. 03-10709 CACE 12, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was originally filed on or about June 20, 2003, plaintiffs purported to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston, which has approximately 150 homes. On May 9, 2005, plaintiffs filed a nine count second amended complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiffs complained, among other things, that the homes were not adequately built, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation thereof were improper, and that the homes suffer from improper shutter storm protection systems. The case went to mediation on March 11, 2010. The case did not settle then. The Arvida defendants have filed their answer to the amended complaint. The court concluded its hearings on the motion to certify the class covering the homes in Camellia Island and certified the class by order dated September 16, 2010. On October 15, 2010, the Partnership filed its notice of appeal challenging the certification order. On June 1, 2011, the appellate court affirmed the trial court’s order certifying the class. The case was returned to the trial court for further proceedings including trial. The parties and their insurers entered into various agreements in principle to settle this case and the related cases discussed hereafter, some of which agreements have been finalized. On June 22, 2016, the court gave final approval of the settlement of the Rothal class action. No appeal has been taken from the court’s order approving the settlement and it is now final. Disbursements of Rothal settlement proceeds will take place on and after August 31, 2016. The related agreements that Arvida has with various other parties and their insurers related to the funding of the settlement have not yet all been fully executed. There are no assurances that such agreements will in fact be consummated. The amounts associated with ALP’s share of the settlement are reflected in ALP’s financial statements.

On October 31, 2012, the Partnership filed an action entitled ALP Liquidating Trust, et al. v. Waterproofing Systems of Miami, Inc. et al. in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, Case No. 12-42903 CA-06. The case arises out of and in connection with the Rothal claims against the Partnership and related insurance litigation (“Rothal Claims”). The defendants include Waterproofing Systems of Miami, Inc. (“Waterproofing”), the alleged roofing subcontractor for the homes involved in the Rothal action, Trinity Construction Corp. (“Trinity”), the alleged installer of the roofing trusses involved in the Rothal action, and Quality Truss Inc. (“Quality Truss”), the alleged manufacturer of the roofing trusses involved in the Rothal action. In the nine-count complaint for contractual indemnity, common law indemnity and negligence, plaintiffs essentially allege that in the event they are held liable for defects and damages for the roofs and truss systems in the Rothal action, which defects and damages are denied to exist, plaintiffs are entitled to recover from each damages, attorneys’ fees as provided by contract or applicable law, as the case may be, or such other relief that the Court may deem just and proper. Waterproofing filed a motion to dismiss that was granted with leave to amend. The amended complaint was filed on February 25, 2014. The case has been transferred to the complex litigation division of the court. The December 1, 2014 trial date has been struck. On January 31, 2015, the court denied various cross motions for summary judgment filed by Arvida, Waterproofing and Trinity. Waterproofing filed an answer to the amended complaint and Arvida has replied. Trinity filed an answer to the amended complaint and a counterclaim. In Trinity’s counterclaim it seeks, among other things, a declaratory judgment that it has no duty to indemnify or defend Arvida in the Rothal action and that it is entitled to its attorneys’ fees and costs. Arvida has filed a motion to dismiss the Trinity counterclaim. Quality Truss has filed an answer to the amended complaint. The matter is proceeding subject to a possible settlement discussed above.

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

On January 19, 2012, the Partnership was sued in a case entitled, Scottsdale Insurance Company v. Richard Rothal, et al., Case No. 2012-CA-03451, in the Circuit Court of the Seventeenth Circuit in and for Broward County, Florida, Complex Litigation Unit. In this case, Scottsdale Insurance Company (“Scottsdale”), an alleged insurer of Waterproofing Systems of Miami, Inc. (“Waterproofing”), seeks a declaratory judgment against, among others, Waterproofing, the class certified in the Rothal action and the Partnership, seeking a declaration of Scottsdale’s rights and obligations under two commercial general liability policies it allegedly issued over the years May 29, 2000 - May 29, 2002. The case has been transferred from the complex litigation unit to the trial court handling the Rothal action. The declaration in this case seeks to affect the rights that Waterproofing, Rothal, and the Partnership may have in these policies. On or about August 29, 2012, the Partnership filed an answer, affirmative defenses and a counterclaim seeking, among other things, defense and indemnity in connection with the Rothal action. Scottsdale filed an answer to the Partnership’s counterclaim. There are pending motions to stay and for summary judgment which have not been set for hearing. The Partnership will vigorously pursue its interests in the policies written by the plaintiff. The Partnership is unable to determine what portion of its fees and damages in the Rothal case, if any, may be recovered under the Scottsdale policies. The matter is proceeding subject to a possible settlement discussed above.

On July 15, 2014, the Partnership and affiliated and associated entities (“Partnership”) filed a two-count complaint for breach of contract and declaratory judgment in the Circuit Court for the 11th Judicial Circuit in and for Miami Dade County, Florida entitled Arvida/JMB Partners, et al v. Lexington Insurance Company, Case No. 14-018397 CA 01. This suit is filed against Lexington Insurance Company (“Lexington”) alleging, among other things, that Lexington has failed to timely pay the Partnership’s defense costs for the Rothal litigation. The Partnership alleges that Lexington is under an obligation to pay the Partnership’s defense costs on a timely basis under various insurance policies it wrote covering the roofer in the Rothal litigation and which obligate Lexington to defend and indemnify the Partnership. The Partnership seeks damages, pre and post-judgment interest, attorneys’ fees and any further relief the Court deems equitable, just and proper. On September 19, 2014, Lexington filed an answer, affirmative defenses, and a counterclaim to the Partnership’s complaint. In the counterclaim, Lexington seeks, among other things, a declaration that it has no duty to defend or indemnify the Partnership, that its duty to reimburse the Partnership for fees should be shared with the Partnership’s carriers and be more limited in amount and scope. Lexington joined Waterproofing and Zurich in its counterclaim allegedly due to their interest in the outcome. Each of them filed a responsive pleading to the Lexington counterclaim. The Partnership filed its reply to the Lexington counterclaim and believes it has meritorious defenses to the counterclaim. The matter is proceeding subject to a possible settlement discussed above.

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

Liquidity and Capital Resources

At June 30, 2016, ALP had unrestricted cash and cash equivalents of approximately $12,796,000. The source of both short-term and long-term future liquidity is expected to be derived from cash on hand, short term cash investments and income earned thereon.

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

Results of Operations

The interest and other income at the three and six months ended June 30, 2016 is due to the sale of a remnant parcel in May 2016.

The changes in professional services for the three and six months ended June 30, 2016 as compared to the same periods in 2015 are due to the timing of payments made on litigation related expenses in which ALP is involved and the amount of legal fee reimbursements received from insurance carriers.

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

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities Exchange Act of 1934) during the six months ended June 30, 2016 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

ALP LIQUIDATING TRUST.

By:	Arvida Company as Administrator

GAILEN J. HULL
By:	Gailen J. Hull, Vice President
Date:	August 10, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of ALP Liquidating Trust by the following person in the capacities and on the date indicated.

GAILEN J. HULL
By:	Gailen J. Hull, Chief Financial Officer and Principal Accounting Officer
Date:	August 10, 2016