Form 10-Q
period 2016-09-30
ALP LIQUIDATING TRUST
filed 2016-11-10
CIK 814046

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended September 30, 2016	Commission file #0-16976

ALP LIQUIDATING TRUST

(Exact name of registrant as specified in its charter)

Delaware (State of organization)	36-6044597 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

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

Part I.  Financial Information

Item 1.  Financial Statements

ALP LIQUIDATING TRUST

Consolidated Condensed Balance Sheets

(Unaudited)

	September 30, 2016	December 31, 2015
Assets

Cash and cash equivalents	$11,948,243	$13,163,583
Prepaid expenses and other assets	59,261	59,261

Total assets	$12,007,504	$13,222,844

Liabilities and Unit Holders’ Equity

Accounts payable and accrued expenses	$955,319	$1,380,442
Total liabilities	955,319	1,380,442

Commitments and Contingencies

Unit Holders’ equity (441,343 beneficial interest units at September 30, 2016 and December 31, 2015)	11,015,051	11,805,545

Non controlling interest	37,134	36,857

Total equity	11,052,185	11,842,402

Total liabilities and Unit Holders’ equity	$12,007,504	$13,222,844

The accompanying notes are an integral part of these consolidated condensed financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statements of Operations

For the Three and Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income:
Interest and other income	$21,527	$0	$355,757	$0

Expenses:
Professional services	173,931	1,375,227	810,720	2,389,237
General and administrative	111,812	100,163	317,414	325,862
Other	3,389	1,628	17,840	7,428
	289,132	1,477,018	1,145,974	2,722,527

Net loss	(267,605)	(1,477,018)	(790,217)	(2,722,527)

Less: Net income (loss) attributable to non- controlling interests	(12)	(8)	277	(68)

Net loss attributable to Unit Holders	$(267,593)	$(1,477,010)	$(790,494)	$(2,722,459)

Net loss per beneficial interest unit	$(0.61)	$(3.34)	$(1.79)	$(6.16)

Cash distributions per beneficial interest unit	$0	$0	$0	$0

The accompanying notes are an integral part of these consolidated condensed financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statement of Changes in Unitholders’ Equity

For the Nine Months Ended September 30, 2016

(Unaudited)

	Total	Unit Holders	Non-Controlling Interests

Balance, January 1, 2016	$11,842,402	$11,805,545	$36,857
Net gain (loss)	(790,217)	(790,494)	277

Balance, September 30, 2016	$11,052,185	$11,015,051	$37,134

The accompanying notes are an integral part of these consolidated condensed financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	2015	2014
Operating activities:
Net loss	$(790,217)	$(2,722,527)
Changes in:
Accounts payable and accrued expenses	(425,123)	1,495,119
Net cash used in operating activities	(1,215,340)	(1,227,408)

Decrease in cash and cash equivalents	(1,215,340)	(1,227,408)

Cash and cash equivalents, beginning of period	13,163,583	14,987,426

Cash and cash equivalents, end of period	$11,948,243	$13,760,018

The accompanying notes are an integral part of these consolidated condensed financial statements.

ALP LIQUIDATING TRUST

Notes to Consolidated Condensed Financial Statements

September 30, 2016

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

The unaudited consolidated condensed financial statements and notes have been prepared on the same basis as the annual audited financial statements and include all adjustments, which are in the opinion of management, necessary to present a fair statement of ALP's financial position, results of operations and of cash flows as of and for the interim periods presented. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any other future year.

The carrying amount of ALP’s financial instruments, principally cash and cash equivalents, other assets, accounts payable and accrued expenses approximate fair value at September 30, 2016 and December 31, 2015.

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

Transactions with Affiliates

The Administrator or its affiliates are entitled to reimbursements for their direct expenses or out of pocket expenses related to the administration and management of ALP. For the nine months ended September 30, 2016 and 2015, the Administrator or its affiliates were entitled to reimbursements for legal, accounting, treasury and corporate services. Such costs, included in general and administrative expenses, for the three and nine months ended September 30, 2016 were $83,540 and $247,139, respectively, and $76,180 and $238,725 for the three and nine months ended September 30, 2015, respectively.

Amounts receivable from or payable to the Administrator or its respective affiliates do not bear interest and are expected to be paid in future periods. At September 30, 2016 and December 31, 2015, approximately $55,000 and $53,000 was payable to the Administrator or its affiliates and is included in accounts payable and accrued expenses.

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

ALP accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at September 30, 2016 and 2015 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

The Partnership, the General Partner and certain related parties as well as other unrelated parties were named defendants in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al., Case No. 03-10709 CACE 12, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was originally filed on or about June 20, 2003, plaintiffs purported to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston, which has approximately 150 homes. On May 9, 2005, plaintiffs filed a nine count second amended complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiffs complained, among other things, that the homes were not adequately built, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation thereof were improper, and that the homes suffer from improper shutter storm protection systems. The case went to mediation on March 11, 2010. The case did not settle then. The Arvida defendants have filed their answer to the amended complaint. The court concluded its hearings on the motion to certify the class covering the homes in Camellia Island and certified the class by order dated September 16, 2010. On October 15, 2010, the Partnership filed its notice of appeal challenging the certification order. On June 1, 2011, the appellate court affirmed the trial court’s order certifying the class. The case was returned to the trial court for further proceedings including trial. The parties and their insurers entered into various agreements in principle to settle this case and the related cases discussed hereafter, some of which agreements have been finalized. On June 22, 2016, the court gave final approval of the settlement of the Rothal class action. No appeal has been taken from the court’s order approving the settlement and it is now final. Disbursements of Rothal settlement proceeds is taking place. The related agreements that Arvida has with various other parties and their insurers related to the funding of the settlement have been executed. Administration of the settlement is ongoing. The amounts associated with ALP’s share of the settlement are reflected in ALP’s financial statements.

On October 31, 2012, the Partnership filed an action entitled ALP Liquidating Trust, et al. v. Waterproofing Systems of Miami, Inc. et al. in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, Case No. 12-42903 CA-06. The case arises out of and in connection with the Rothal claims against the Partnership and related insurance litigation (“Rothal Claims”). The defendants include Waterproofing Systems of Miami, Inc. (“Waterproofing”), the alleged roofing subcontractor for the homes involved in the Rothal action, Trinity Construction Corp. (“Trinity”), the alleged installer of the roofing trusses involved in the Rothal action, and Quality Truss Inc. (“Quality Truss”), the alleged manufacturer of the roofing trusses involved in the Rothal action. In the nine-count complaint for contractual indemnity, common law indemnity and negligence, plaintiffs essentially allege that in the event they are held liable for defects and damages for the roofs and truss systems in the Rothal action, which defects and damages are denied to exist, plaintiffs are entitled to recover from each damages, attorneys’ fees as provided by contract or applicable law, as the case may be, or such other relief that the Court may deem just and proper. Waterproofing filed a motion to dismiss that was granted with leave to amend. The amended complaint was filed on February 25, 2014. The case has been transferred to the complex litigation division of the court. The December 1, 2014 trial date has been struck. On January 31, 2015, the court denied various cross motions for summary judgment filed by Arvida, Waterproofing and Trinity. Waterproofing filed an answer to the amended complaint and Arvida has replied. Trinity filed an answer to the amended complaint and a counterclaim. In Trinity’s counterclaim it seeks, among other things, a declaratory judgment that it has no duty to indemnify or defend Arvida in the Rothal action and that it is entitled to its attorneys’ fees and costs. Quality Truss has filed an answer to the amended complaint. A mutual release and settlement agreement has been executed providing funding for the settlement of the Rothal lawsuit and dismissal of this action. Administration of the settlement is ongoing.

On June 23, 2011, the Partnership was sued in a case entitled, Investors Insurance Company of America (“Investors Insurance”) v. Waterproofing Systems, Inc., et al., Case No. 0:11-cv-61408-DMM, United States District Court for the Southern District of Florida (Ft. Lauderdale). In the complaint, as amended, an insurer for Waterproofing Systems, Inc. and Waterproofing Systems of Miami, Inc. (“Waterproofing”), the alleged roofer of the homes and co-defendant in the Rothal case discussed above seeks a declaratory judgment order that it owes no duty of indemnity or defense to Waterproofing for the damages sought in the Rothal complaint. In the Investors Insurance complaint, as amended, the plaintiff declares that ALP has an interest in the plaintiff’s policies that purport to cover Waterproofing and by its complaint seeks an order that would attempt to effectively adjudicate ALP’s rights to any coverage benefits under the Investors Insurance policies. The Partnership has filed a motion to dismiss the case for lack of jurisdiction and a motion to stay. The motion to dismiss Arvida was granted. The court determined that Investors Insurance had a duty to defend its insured and the case was subsequently dismissed with prejudice except that the court reserved jurisdiction to determine whether the insurer has a duty to indemnify once the underlying Rothal action concluded. A mutual release and settlement agreement has been executed providing funding for the settlement of the Rothal lawsuit and dismissal of this action. Administration of the settlement is ongoing.

On January 19, 2012, the Partnership was sued in a case entitled, Scottsdale Insurance Company v. Richard Rothal, et al., Case No. 2012-CA-03451, in the Circuit Court of the Seventeenth Circuit in and for Broward County, Florida, Complex Litigation Unit. In this case, Scottsdale Insurance Company (“Scottsdale”), an alleged insurer of Waterproofing Systems of Miami, Inc. (“Waterproofing”), seeks a declaratory judgment against, among others, Waterproofing, the class certified in the Rothal action and the Partnership, seeking a declaration of Scottsdale’s rights and obligations under two commercial general liability policies it allegedly issued over the years May 29, 2000 - May 29, 2002. The case has been transferred from the complex litigation unit to the trial court handling the Rothal action. The declaration in this case seeks to affect the rights that Waterproofing, Rothal, and the Partnership may have in these policies. On or about August 29, 2012, the Partnership filed an answer, affirmative defenses and a counterclaim seeking, among other things, defense and indemnity in connection with the Rothal action. Scottsdale filed an answer to the Partnership’s counterclaim. A mutual release and settlement agreement has been executed providing funding for the settlement of the Rothal lawsuit and dismissal of this action. Administration of the settlement is ongoing.

On July 15, 2014, the Partnership and affiliated and associated entities (“Partnership”) filed a two-count complaint for breach of contract and declaratory judgment in the Circuit Court for the 11th Judicial Circuit in and for Miami Dade County, Florida entitled Arvida/JMB Partners, et al v. Lexington Insurance Company, Case No. 14-018397 CA 01. This suit is filed against Lexington Insurance Company (“Lexington”) alleging, among other things, that Lexington has failed to timely pay the Partnership’s defense costs for the Rothal litigation. The Partnership alleges that Lexington is under an obligation to pay the Partnership’s defense costs on a timely basis under various insurance policies it wrote covering the roofer in the Rothal litigation and which obligate Lexington to defend and indemnify the Partnership. The Partnership seeks damages, pre and post-judgment interest, attorneys’ fees and any further relief the Court deems equitable, just and proper. On September 19, 2014, Lexington filed an answer, affirmative defenses, and a counterclaim to the Partnership’s complaint. In the counterclaim, Lexington seeks, among other things, a declaration that it has no duty to defend or indemnify the Partnership, that its duty to reimburse the Partnership for fees should be shared with the Partnership’s carriers and be more limited in amount and scope. Lexington joined Waterproofing and Zurich in its counterclaim allegedly due to their interest in the outcome. Each of them filed a responsive pleading to the Lexington counterclaim. The Partnership filed its reply to the Lexington counterclaim. A mutual release and settlement agreement has been executed providing funding for the settlement of the Rothal lawsuit and dismissal of this action. Administration of the settlement is ongoing.

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

Liquidity and Capital Resources

At September 30, 2016, ALP had unrestricted cash and cash equivalents of approximately $11,948,000. The source of both short-term and long-term future liquidity is expected to be derived from cash on hand, short term cash investments and income earned thereon.

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

Results of Operations

The interest and other income at the three and nine months ended September 30, 2016 is due to the sale of three remnant parcels, two in July and one in May 2016.

The increase in accounts payable and accrued expenses at September 30, 2016 as compared to December 31, 2015 and the associated increase in professional services for the nine months ended September 30, 2016 as compared to the same period in 2015 are due to the timing of payments made on litigation related expenses in which ALP is involved, the costs associated with the agreement in principle to settle certain litigation and the amount of legal fee reimbursements received from insurance carriers.

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

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities Exchange Act of 1934) during the nine months ended September 30, 2016 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

ALP LIQUIDATING TRUST.

By:	Arvida Company as Administrator

GAILEN J. HULL
By:	Gailen J. Hull, Vice President
Date:	November 10, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of ALP Liquidating Trust by the following person in the capacities and on the date indicated.

GAILEN J. HULL
By:	Gailen J. Hull, Chief Financial Officer and Principal Accounting Officer
Date:	November 10, 2016