Form 10-Q
period 2017-03-31
ALP LIQUIDATING TRUST
filed 2017-05-10
CIK 814046

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended March 31, 2017	Commission file #0-16976

ALP LIQUIDATING TRUST

(Exact name of registrant as specified in its charter)

Delaware (State of organization)	36-6044597 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

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

Part I.  Financial Information

Item 1.  Financial Statements

ALP LIQUIDATING TRUST

Consolidated Condensed Balance Sheets

(Unaudited)

	March 31, 2017	December 31, 2016
Assets

Cash and cash equivalents	$10,961,470	$11,411,883
Prepaid expenses and other assets	60,829	60,829

Total assets	$11,022,299	$11,472,712

Liabilities and Unit Holders’ Equity

Accounts payable and accrued expenses	$328,782	$591,611
Total liabilities	328,782	591,611

Commitments and Contingencies

Unit Holders’ equity (440,314 beneficial interest units at March 31, 2017 and December 31, 2016)	10,656,458	10,844,025

Non controlling interest	37,059	37,076

Total equity	10,693,517	10,881,101

Total liabilities and Unit Holders’ equity	$11,022,299	$11,472,712

The accompanying notes are an integral part of these consolidated condensed financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statements of Operations

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Income:
Interest and other income	$9,584	$--
	9,584	--
Expenses:
Professional services	110,582	204,072
General and administrative	86,076	108,013
Other	510	14,348
	197,168	326,433

Net loss	(187,584)	(326,433)

Less: Net loss attributable to non-controlling interests	(17)	(33)

Net loss attributable to Unit Holders	$(187,567)	$(326,400)

Net loss per beneficial interest unit	$(0.43)	$(0.74)

Cash distributions per beneficial interest unit	$--	$--

The accompanying notes are an integral part of these consolidated condensed financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statement of Changes in Unitholders’ Equity

For the Three Months Ended March 31, 2017

(Unaudited)

	Total	Unit Holders	Non-Controlling Interests

Balance, January 1, 2017	$10,881,101	$10,844,025	$37,076
Net gain (loss)	(187,584)	(187,567)	(17)

Balance, March 31, 2017	$10,693,517	$10,656,458	$37,059

The accompanying notes are an integral part of these consolidated condensed financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	2017	2016
Operating activities:
Net loss	$(187,584)	$(326,433)
Changes in:
Accounts payable and accrued expenses	(262,829)	43,767
Net cash used in operating activities	(450,413)	(282,666)

Decrease in cash and cash equivalents	(450,413)	(282,666)

Cash and cash equivalents, beginning of period	11,411,883	13,163,583

Cash and cash equivalents, end of period	$10,961,470	$12,880,917

The accompanying notes are an integral part of these consolidated condensed financial statements.

ALP LIQUIDATING TRUST

Notes to Consolidated Condensed Financial Statements

March 31, 2017

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

Summary of Significant Accounting Policies

Readers of this quarterly report should refer to the audited financial statements for the fiscal year ended December 31, 2016, which are included in ALP’s 2016 Annual Report on Form 10-K (File No. 0-16976) filed on March 23, 2017, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements, and which are required by U.S. generally accepted accounting principles for complete financial statements, have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the 2016 Annual Report.

The unaudited consolidated condensed financial statements and notes have been prepared on the same basis as the annual audited financial statements and include all adjustments, which are in the opinion of management, necessary to present a fair statement of ALP's financial position, results of operations and of cash flows as of and for the interim periods presented. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year.

The carrying amount of ALP’s financial instruments, principally cash and cash equivalents, other assets, accounts payable and accrued expenses approximate fair value at March 31, 2017 and December 31, 2016.

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

Transactions with Affiliates

The Administrator or its affiliates are entitled to reimbursements for their direct expenses or out of pocket expenses related to the administration and management of ALP. For the three months ended March 31, 2017 and 2016, the Administrator or its affiliates were entitled to reimbursements for legal, accounting, treasury and corporate services. Such costs, included in general and administrative expenses, for the three months ended March 31, 2017 were $60,845 and $80,685 for the three months ended March 31, 2016.

Amounts receivable from or payable to the Administrator or its respective affiliates do not bear interest and are expected to be paid in future periods. At March 31, 2017 and December 31, 2016, approximately $29,000 and $17,000 was payable to the Administrator or its affiliates and is included in accounts payable and accrued expenses.

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

ALP accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at March 31, 2017 and 2016 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

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

On October 31, 2012, the Partnership filed an action entitled ALP Liquidating Trust, et al. v. Waterproofing Systems of Miami, Inc. et al. in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, Case No. 12-42903 CA-06. The case arose out of and in connection with the Rothal claims against the Partnership and related insurance litigation (“Rothal Claims”). The defendants included Waterproofing Systems of Miami, Inc. (“Waterproofing”), the alleged roofing subcontractor for the homes involved in the Rothal action, Trinity Construction Corp. (“Trinity”), the alleged installer of the roofing trusses involved in the Rothal action, and Quality Truss Inc. (“Quality Truss”), the alleged manufacturer of the roofing trusses involved in the Rothal action. In the nine-count complaint for contractual indemnity, common law indemnity and negligence, plaintiffs essentially alleged that in the event they were held liable for defects and damages for the roofs and truss systems in the Rothal action, which defects and damages are denied to exist, plaintiffs were entitled to recover from each damages, attorneys’ fees as provided by contract or applicable law, as the case may be, or such other relief that the Court may deem just and proper. An amended complaint was filed on February 25, 2014. The case was transferred to the complex litigation division of the court. Waterproofing filed an answer to the amended complaint and Arvida has replied. Trinity filed an answer to the amended complaint and a counterclaim. In Trinity’s counterclaim it seeks, among other things, a declaratory judgment that it had no duty to indemnify or defend Arvida in the Rothal action and that it is entitled to its attorneys’ fees and costs. Quality Truss has filed an answer to the amended complaint. A mutual release and settlement agreement has been executed providing funding for the settlement of the Rothal lawsuit and dismissal of this action. A dismissal order was entered on November 7, 2016. Administration of the Rothal settlement is ongoing.

On June 23, 2011, the Partnership was sued in a case entitled, Investors Insurance Company of America (“Investors Insurance”) v. Waterproofing Systems, Inc., et al., Case No. 0:11-cv-61408-DMM, United States District Court for the Southern District of Florida (Ft. Lauderdale). In the complaint, as amended, an insurer for Waterproofing Systems, Inc. and Waterproofing Systems of Miami, Inc. (“Waterproofing”), the alleged roofer of the homes and co-defendant in the Rothal case discussed above sought a declaratory judgment order that it owed no duty of indemnity or defense to Waterproofing for the damages sought in the Rothal complaint. In the Investors Insurance complaint, as amended, the plaintiff declared that ALP has an interest in the plaintiff’s policies that purport to cover Waterproofing and by its complaint sought an order that would attempt to effectively adjudicate ALP’s rights to any coverage benefits under the Investors Insurance policies. The Partnership filed a motion to dismiss the case for lack of jurisdiction and a motion to stay. The motion to dismiss Arvida was granted. The court determined that Investors Insurance had a duty to defend its insured and the case was subsequently dismissed with prejudice except that the court reserved jurisdiction to determine whether the insurer has a duty to indemnify once the underlying Rothal action concluded. A mutual release and settlement agreement has been executed providing funding for the settlement of the Rothal lawsuit and dismissal of this action. Administration of the Rothal settlement is ongoing.

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

On July 15, 2014, the Partnership and affiliated and associated entities (“Partnership”) filed a two-count complaint for breach of contract and declaratory judgment in the Circuit Court for the 11th Judicial Circuit in and for Miami Dade County, Florida entitled Arvida/JMB Partners, et al v. Lexington Insurance Company, Case No. 14-018397 CA 01. This suit was filed against Lexington Insurance Company (“Lexington”) alleging, among other things, that Lexington has failed to timely pay the Partnership’s defense costs for the Rothal litigation. The Partnership alleged that Lexington was under an obligation to pay the Partnership’s defense costs on a timely basis under various insurance policies it wrote covering the roofer in the Rothal litigation and which obligate Lexington to defend and indemnify the Partnership. The Partnership sought damages, pre and post-judgment interest, attorneys’ fees and any further relief the Court deems equitable, just and proper. On September 19, 2014, Lexington filed an answer, affirmative defenses, and a counterclaim to the Partnership’s complaint. In the counterclaim, Lexington sought, among other things, a declaration that it has no duty to defend or indemnify the Partnership, that its duty to reimburse the Partnership for fees should be shared with the Partnership’s carriers and be more limited in amount and scope. Lexington joined Waterproofing and Zurich in its counterclaim alleged due to their interest in the outcome. Each of them filed a responsive pleading to the Lexington counterclaim. The Partnership filed its reply to the Lexington counterclaim. A mutual release and settlement agreement has been executed providing funding for the settlement of the Rothal lawsuit and dismissal of this action. The action was dismissed by an order dated November 7, 2016. Administration of the Rothal settlement is ongoing.

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

Liquidity and Capital Resources

At March 31, 2017, ALP had unrestricted cash and cash equivalents of approximately $10,960,000. The source of both short-term and long-term future liquidity is expected to be derived from cash on hand, short term cash investments and income earned thereon.

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

Results of Operations

The decrease in accounts payable and accrued expenses at March 31, 2017 as compared to December 31, 2016 and the associated decrease in professional services and general and administrative expenses for the three months ended March 31, 2017 as compared to the same period in 2016 are due to the timing of payments made on litigation related expenses in which ALP is involved and the costs incurred to settle certain litigation.

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

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities Exchange Act of 1934) during the three months ended March 31, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

ALP LIQUIDATING TRUST.

By:	Arvida Company as Administrator

GAILEN J. HULL
By:	Gailen J. Hull, Vice President
Date:	May 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of ALP Liquidating Trust by the following person in the capacities and on the date indicated.

GAILEN J. HULL
By:	Gailen J. Hull, Chief Financial Officer and Principal Accounting Officer
Date:	May 10, 2017