Form 10-Q
period 2017-09-30
ALP LIQUIDATING TRUST
filed 2017-11-09
CIK 814046

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended September 30, 2017	Commission file #0-16976

ALP LIQUIDATING TRUST

(Exact name of registrant as specified in its charter)

Delaware (State of organization)	36-6044597 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

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

Yes [     ]    No [ X ]

Part I.  Financial Information

Item 1.  Financial Statements

ALP LIQUIDATING TRUST

Consolidated Condensed Balance Sheets

(Unaudited)

	September 30, 2017	December 31, 2016
Assets

Cash and cash equivalents	$10,715,379	$11,411,883
Prepaid expenses and other assets	60,829	60,829

Total assets	$10,776,208	$11,472,712

Liabilities and Unit Holders’ Equity

Accounts payable and accrued expenses	$464,661	$591,611
Total liabilities	464,661	591,611

Commitments and Contingencies

Unit Holders’ equity (440,314 beneficial interest units at September 30, 2017 and December 31, 2016)	10,274,610	10,844,025

Non controlling interest	36,937	37,076

Total equity	10,311,547	10,881,101

Total liabilities and Unit Holders’ equity	$10,776,208	$11,472,712

The accompanying notes are an integral part of these consolidated condensed financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statements of Operations

For the Three and Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income:
Interest and other income	$21,662	$21,527	$46,670	$355,757

Expenses:
Professional services	125,119	173,931	358,052	810,720
General and administrative	95,484	111,812	251,431	317,414
Other	1	3,389	6,741	17,840
	220,604	289,132	616,224	1,145,974

Net loss	(198,942)	(267,605)	(569,554)	(790,217)

Less: Net income (loss) attributable to non- controlling interests	(83)	(12)	(139)	277

Net loss attributable to Unit Holders	$(198,859)	$(267,593)	$(569,415)	$(790,494)

Net loss per beneficial interest unit	$(0.45)	$(0.61)	$(1.29)	$(1.79)

Cash distributions per beneficial interest unit	$0	$0	$0	$0

The accompanying notes are an integral part of these consolidated condensed financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statement of Changes in Unitholders’ Equity

For the Nine Months Ended September 30, 2017

(Unaudited)

	Total	Unit Holders	Non-Controlling Interests

Balance, January 1, 2017	$10,881,101	$10,844,025	$37,076
Net loss	(569,554)	(569,415)	(139)

Balance, September 30, 2017	$10,311,547	$10,274,610	$36,937

The accompanying notes are an integral part of these consolidated condensed financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	2017	2016
Operating activities:
Net loss	$(569,554)	$(790,217)
Changes in:
Accounts payable and accrued expenses	(126,950)	(425,123)
Net cash used in operating activities	(696,504)	(1,215,340)

Decrease in cash and cash equivalents	(696,504)	(1,215,340)

Cash and cash equivalents, beginning of period	11,411,883	13,163,583

Cash and cash equivalents, end of period	$10,715,379	$11,948,243

The accompanying notes are an integral part of these consolidated condensed financial statements.

ALP LIQUIDATING TRUST

Notes to Consolidated Condensed Financial Statements

September 30, 2017

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

The unaudited consolidated condensed financial statements and notes have been prepared on the same basis as the annual audited financial statements and include all adjustments, which are in the opinion of management, necessary to present a fair statement of ALP's financial position, results of operations and of cash flows as of and for the interim periods presented. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year.

The carrying amount of ALP’s financial instruments, principally cash and cash equivalents, other assets, accounts payable and accrued expenses approximate fair value at September 30, 2017 and December 31, 2016.

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

Transactions with Affiliates

The Administrator or its affiliates are entitled to reimbursements for their direct expenses or out of pocket expenses related to the administration and management of ALP. For the nine months ended September 30, 2017 and 2016, the Administrator or its affiliates were entitled to reimbursements for legal, accounting, treasury and corporate services. Such costs, included in general and administrative expenses, for the three and nine months ended September 30, 2017 were $75,130 and $190,672, respectively, and $83,540 and $247,139 for the three and nine months ended September 30, 2016, respectively.

Amounts receivable from or payable to the Administrator or its respective affiliates do not bear interest and are expected to be paid in future periods. At September 30, 2017 and December 31, 2016, approximately $110,600 and $17,000 was payable to the Administrator or its affiliates and is included in accounts payable and accrued expenses.

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

ALP accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at September 30, 2017 and 2016 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

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

Liquidity and Capital Resources

At September 30, 2017, ALP had unrestricted cash and cash equivalents of approximately $10,715,000. The source of both short-term and long-term future liquidity is expected to be derived from cash on hand, short term cash investments and income earned thereon.

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

Results of Operations

The decrease in interest and other income for the nine months ended September 30, 2017 as compared to the same period in 2016 is due to the sale of a remnant parcel in May 2016.

The decrease in accounts payable and accrued expenses at September 30, 2017 as compared to December 31, 2016 and the associated decrease in professional services and general and administrative expenses for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 are due to the timing of payments made on litigation related expenses in which ALP is involved and the costs incurred to settle certain litigation.

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

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities Exchange Act of 1934) during the three months ended September 30, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

ALP LIQUIDATING TRUST.

By:	Arvida Company as Administrator

GAILEN J. HULL
By:	Gailen J. Hull, Vice President
Date:	November 9, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of ALP Liquidating Trust by the following person in the capacities and on the date indicated.

GAILEN J. HULL
By:	Gailen J. Hull, Chief Financial Officer and Principal Accounting Officer
Date:	November 9, 2017