Form 10-K
period 2017-12-31
ALP LIQUIDATING TRUST
filed 2018-03-20
CIK 814046

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017	Commission file #0-16976

ALP Liquidating Trust

(Exact name of registrant as specified in its charter)

Delaware (State of organization)	36-6044597 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

Registrant's telephone number, including area code 312/915-1987

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

As noted above, under the terms of the Amendment, the General Partner was authorized, in its sole discretion, to complete the liquidation of the Partnership by forming a Liquidating Trust. The trustee or trustees of ALP could be an officer or officers of the General Partner or an affiliate of the General Partner. The remaining Partnership assets would be contributed to ALP subject to all outstanding obligations and liabilities of the Partnership. The General Partner, Associate Limited Partners and Holders of Interests would receive beneficial interests in ALP in proportion to their respective interests in the Partnership. Subsequently, after liquidating any remaining non-cash assets and providing for the payment or satisfaction of all such obligations and liabilities, the trustee(s) of ALP would distribute any remaining proceeds to Arvida, Associate Limited Partners and Holders of Interests in proportion to their respective interests in ALP.

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

Pursuant to a management agreement with the Partnership, through December 31, 1997, Arvida provided development and management supervisory and advisory services and the personnel therefore to the Partnership for all of its projects and operations, subject, in each case, to the overall control of the General Partner on behalf of the Partnership. Arvida entered into a sub-management agreement with St. Joe/Arvida Company, LP (now known as St. Joe Towns & Resorts, LP - "Towns & Resorts LP"), effective January 1, 1998, whereby Towns & Resorts LP provided (and was reimbursed for) a substantial portion of the development and management supervisory and advisory services (and personnel with respect thereto) to the Partnership that Arvida would have otherwise provided pursuant to its management agreement with the Partnership. Affiliates of JMB Realty Corporation owned a minority interest in Towns & Resorts LP until July 2003, when they sold their minority interest to an affiliate of the St. Joe Company. Such sale did not involve the sale of any assets of the Partnership, the sale of the General Partner's interest in the Partnership, nor a change in the submanagement agreement for the services provided to the Partnership by Towns & Resorts LP. The St. Joe Company beneficially owns 23.9% of the outstanding beneficial interest units of ALP as of March 30, 2017.

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

ALP has no employees.

ALP currently owns select licenses and trademarks that relate to Sawgrass. Towns & Resorts LP owns the Arvida name and service marks with respect to the Arvida name. ALP has a license agreement with Towns & Resorts LP to use the Arvida name.

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

Item 3. Legal Proceedings

ALP accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at December 31, 2017 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

The Partnership, the General Partner and certain related parties as well as other unrelated parties were named defendants in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al., Case No. 03-10709 CACE 12, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was originally filed on or about June 20, 2003, plaintiffs purported to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston, which has approximately 150 homes. On May 9, 2005, plaintiffs filed a nine count second amended complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiffs complain, among other things, that the homes were not adequately built, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation thereof were improper, and that the homes suffer from improper shutter storm protection systems. The Arvida defendants filed their answer to the amended complaint. The court concluded its hearings on the motion to certify the class covering the homes in Camellia Island and certified the class by order dated September 16, 2010. On October 15, 2010, the Partnership filed its notice of appeal challenging the certification order. On June 1, 2011, the appellate court affirmed the trial court’s order certifying the class. The case was returned to the trial court for further proceedings including trial. The parties and their insurers entered into various agreements in principle to settle this case and the related cases discussed hereafter, some of which agreements have been finalized. On June 22, 2016, the court gave final approval of the settlement of the Rothal class action. No timely appeal was taken from the court’s order approving the settlement and it is now final. Disbursements of Rothal settlement proceeds is taking place. The related agreements that Arvida has with various other parties and their insurers related to the funding of the settlement have been executed. Administration of the settlement is nearly complete. The amounts associated with ALP’s share of the settlement are reflected in ALP’s financial statements.

On October 31, 2012, the Partnership filed an action entitled ALP Liquidating Trust, et al. v. Waterproofing Systems of Miami, Inc. et al. in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, Case No. 12-42903 CA-06. The case arose out of and in connection with the Rothal claims against the Partnership and related insurance litigation (“Rothal Claims”). The defendants included Waterproofing Systems of Miami, Inc. (“Waterproofing”), the alleged roofing subcontractor for the homes involved in the Rothal action, Trinity Construction Corp. (“Trinity”), the alleged installer of the roofing trusses involved in the Rothal action, and Quality Truss Inc. (“Quality Truss”), the alleged manufacturer of the roofing trusses involved in the Rothal action. In the nine-count complaint for contractual indemnity, common law indemnity and negligence, plaintiffs essentially alleged that in the event they were held liable for defects and damages for the roofs and truss systems in the Rothal action, which defects and damages are denied to exist, plaintiffs were entitled to recover from each damages, attorneys’ fees as provided by contract or applicable law, as the case might be, or such other relief that the Court may deem just and proper. An amended complaint was filed on February 25, 2014. The case was transferred to the complex litigation division of the court. Waterproofing filed an answer to the amended complaint and Arvida replied. Trinity filed an answer to the amended complaint and a counterclaim. In Trinity’s counterclaim it sought, among other things, a declaratory judgment that it had no duty to indemnify or defend Arvida in the Rothal action and that it is entitled to its attorneys’ fees and costs. Quality Truss has filed an answer to the amended complaint. A mutual release and settlement agreement has been executed providing funding for the settlement of the Rothal lawsuit and dismissal of this action. A dismissal order was entered on November 7, 2016. Administration of the Rothal settlement is nearly complete.

On June 23, 2011, the Partnership was sued in a case entitled, Investors Insurance Company of America (“Investors Insurance”) v. Waterproofing Systems, Inc., et al., Case No. 0:11-cv-61408-DMM, United States District Court for the Southern District of Florida (Ft. Lauderdale). In the complaint, as amended, an insurer for Waterproofing Systems, Inc. and Waterproofing Systems of Miami, Inc. (“Waterproofing”), the alleged roofer of the homes and co-defendant in the Rothal case discussed above sought a declaratory judgment order that it owed no duty of indemnity or defense to Waterproofing for the damages sought in the Rothal complaint. In the Investors Insurance complaint, as amended, the plaintiff declared that ALP had an interest in the plaintiff’s policies that purport to cover Waterproofing and by its complaint sought an order that would attempt to effectively adjudicate ALP’s rights to any coverage benefits under the Investors Insurance policies. The Partnership filed a motion to dismiss the case for lack of jurisdiction and a motion to stay. The motion to dismiss Arvida was granted. The court determined that Investors Insurance had a duty to defend its insured and the case was subsequently dismissed with prejudice except that the court reserved jurisdiction to determine whether the insurer has a duty to indemnify once the underlying Rothal action is concluded. A mutual release and settlement agreement has been executed providing funding for the settlement of the Rothal lawsuit and dismissal of this action. Administration of the Rothal settlement is nearly complete.

On January 19, 2012, the Partnership was sued in a case entitled, Scottsdale Insurance Company v. Richard Rothal, et al., Case No. 2012-CA-03451, in the Circuit Court of the Seventeenth Circuit in and for Broward County, Florida, Complex Litigation Unit. In this case, Scottsdale Insurance Company (“Scottsdale”), an alleged insurer of Waterproofing Systems of Miami, Inc. (“Waterproofing”), sought a declaratory judgment against, among others, Waterproofing, the class certified in the Rothal action and the Partnership, seeking a declaration of Scottsdale’s rights and obligations under two commercial general liability policies it allegedly issued over the years May 29, 2000 - May 29, 2002. The case was transferred from the complex litigation unit to the trial court handling the Rothal action. The declaration in this case sought to affect the rights that Waterproofing, Rothal, and the Partnership might have in these policies. On or about August 29, 2012, the Partnership filed an answer, affirmative defenses and a counterclaim seeking, among other things, defense and indemnity in connection with the Rothal action. Scottsdale filed an answer to the Partnership’s counterclaim. A mutual release and settlement agreement has been executed providing funding for the settlement of the Rothal lawsuit and dismissal of this action. A dismissal order was entered in November 15, 2016. Administration of the Rothal settlement is nearly complete.

On July 15, 2014, the Partnership and affiliated and associated entities (“Partnership”) filed a two-count complaint for breach of contract and declaratory judgment in the Circuit Court for the 11th Judicial Circuit in and for Miami Dade County, Florida entitled Arvida/JMB Partners, et al v. Lexington Insurance Company, Case No. 14-018397 CA 01. This suit was filed against Lexington Insurance Company (“Lexington”) alleging, among other things, that Lexington has failed to timely pay the Partnership’s defense costs for the Rothal litigation. The Partnership alleged that Lexington was under an obligation to pay the Partnership’s defense costs on a timely basis under various insurance policies it wrote covering the roofer in the Rothal litigation and which obligate Lexington to defend and indemnify the Partnership. The Partnership sought damages, pre and post-judgment interest, attorneys’ fees and any further relief the Court deems equitable, just and proper. On September 19, 2014, Lexington filed an answer, affirmative defenses, and a counterclaim to the Partnership’s complaint. In the counterclaim, Lexington sought, among other things, a declaration that it had no duty to defend or indemnify the Partnership, that its duty to reimburse the Partnership for fees should be shared with the Partnership’s carriers and be more limited in amount and scope. Lexington joined Waterproofing and Zurich in its counterclaim alleged due to their interest in the outcome. Each of them filed a responsive pleading to the Lexington counterclaim. The Partnership filed its reply to the Lexington counterclaim. A mutual release and settlement agreement has been executed providing funding for the settlement of the Rothal lawsuit and dismissal of this action. The action was dismissed by an order dated November 7, 2016. Administration of the Rothal settlement is nearly complete.

Other than as described above, the Partnership is not subject to any material legal proceedings, other than ordinary routine litigation incidental to the business of the Partnership.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for the Registrant’s Common Equity, Related Security Holder Matters and

Issuer Purchases of Equity Security

As of January 1, 2018, there were 15,401 record holders of the 439,532 beneficial interest units outstanding in ALP. There is no public market for beneficial interest units. However, there are restrictions governing the transferability of these beneficial interest units set forth in the Liquidating Trust Agreement of ALP Liquidating Trust (the “Trust Agreement”). In addition, no transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Administrator has been received by the Administrator. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such next succeeding calendar quarter. Cash distributions to a Unit Holder of beneficial interest units will be distributed to the person recognized as the Unit Holder of the beneficial interest units as of the last day of the quarterly period preceding the quarter in which such distribution is made. From time to time, a Unit Holder may abandon its beneficial interest units at which time the Trust has no actual or contingent obligation to the former Unit Holders for the abandoned beneficial interest units. No distributions have been paid by ALP in 2017 and 2016, or through the date this report was filed.

Reference is made to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the retention of cash reserves to pay or resolve obligations and liabilities of, and claims asserted, and possible future cash distribution(s).

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The consolidated financial data of ALP Liquidating Trust as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, is derived from the consolidated financial statements and the notes thereto that have been audited by RSM US LLP, independent registered public accounting firm.

ALP Liquidating Trust

As of and for the Years Ended 2017, 2016, 2015, 2014 and 2013

	2017	2016	2015	2014	2013
Total revenues	$70,349	$364,859	$15,000	$1,674	$4,534

Net loss attributable to Unit Holders	$(830,552)	$(961,520)	$(2,720,387)	$(1,860,388)	$(1,510,835)

Net loss per unit (a)	$(1.89)	$(2.18)	$(6.15)	$(4.20)	$(3.41)

Total assets (b)	$10,189,235	$11,472,712	$13,222,844	$15,045,587	$16,499,799

Total liabilities (b)	$138,915	$591,611	$1,380,442	$482,733	$76,507

Cash distributions per unit (c)	$--	$--	$--	$--	$--

(a)	The net (loss) per beneficial interest unit is based upon the number of units outstanding at the end of each period.

(b)	ALP does not present a classified balance sheet as a matter of industry practice, and as such, does not distinguish between current and non-current assets and liabilities.

(c)	Cash distributions from ALP are generally not equivalent to income as determined for Federal income tax purposes or as determined under generally accepted accounting principles. Cash distributions to the Unit Holders reflect distributions paid during the calendar year, a portion of which represents a return of capital for Federal income tax purposes.

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

Liquidity and Capital Resources

At December 31, 2017 and 2016, ALP had unrestricted cash and cash equivalents of approximately $10,126,000 and $11,412,000, respectively. At February 28, 2018, ALP had unrestricted cash and cash equivalents of approximately $10,045,000. The source of both short-term and long-term future liquidity is expected to be derived from cash on hand and interest income earned thereon.

At December 31, 2017, ALP is liable for performance bonds in the amount of $48,000 which are fully collateralized.

ALP expects to use its existing capital resources to execute its liquidation and dissolution, and with remaining funds, if any, to be used to make liquidating distributions to Unit Holders.

Results of Operations

The decrease in accounts payable and accrued expenses at December 31, 2017 as compared to December 31, 2016 and the associated decrease in professional services for the year ended December 31, 2017 as compared to the year ended December 31, 2016 and December 31, 2015 are due to the timing of payments made on litigation related expenses in which ALP is involved and the costs incurred to settle certain litigation.

The decrease in interest and other income for the year ended December 31, 2017 as compared to the years ended December 31, 2016 and the increase in interest and other income for the year ended December 31, 2016 as compared to December 31, 2015 is due to the sale of a remnant parcel in May 2016.

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

Item 8. Financial Statements and Supplementary Data

ALP Liquidating Trust

Index

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Changes in Unit Holders' Equity for the years ended

      December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

Schedules Not Filed:

All schedules have been omitted as the required information is inapplicable or immaterial, or the information is presented in the consolidated financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Trustees of

ALP Liquidating Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ALP Liquidating Trust (the Trust) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in unit holders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on the Trust's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Trust’s auditor since 2006.

/s/ RSM US LLP

Chicago, Illinois

March 20, 2018

ALP Liquidating Trust

Consolidated Balance Sheets

December 31, 2017 and 2016

Assets

	2017	2016

Cash and cash equivalents	$10,126,256	11,411,883
Prepaid expenses and other assets	62,979	60,829

Total assets	$10,189,235	11,472,712

Liabilities and Unit Holders’ Equity

Accounts payable and accrued expenses	$138,915	591,611
Total liabilities	138,915	591,611

Commitments and Contingencies

Unit Holders’ equity (439,532 and 440,314 beneficial interest units at December 31, 2017 and 2016, respectively)	10,013,473	10,844,025

Non controlling interest	36,847	37,076

Total equity	10,050,320	10,881,101

Total liabilities and Unit Holders’ equity	$10,189,235	11,472,712

The accompanying notes are an integral part of these consolidated financial statements.

ALP Liquidating Trust

Consolidated Statements of Operations

Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015

Income:
Interest and other income	$70,349	364,859	15,000
	70,349	364,859	15,000

Expenses:
Professional services	516,746	905,213	2,303,392
General and administrative	380,515	403,675	424,612
Other	3,869	17,272	7,448
	901,130	1,326,160	2,735,452

Net loss	(830,781)	(961,301)	(2,720,452)

Less: Net income (loss) attributable to non controlling interests	(229)	219	(65)

Net loss attributable to Unit Holders	$(830,552)	(961,520)	(2,720,387)

Net loss per beneficial interest unit	$(1.89)	(2.18)	(6.15)

Cash distributions per beneficial interest unit	$--	--	--

The net loss per beneficial interest unit is based upon the number of units outstanding at the end of each period.

The accompanying notes are an integral part of these consolidated financial statements.

ALP Liquidating Trust

Consolidated Statements of Changes in Unit Holders’ Equity

Years Ended December 31, 2017, 2016 and 2015

		Unit Holders
	Total	Amount	Units	Non Controlling Interests

Balance, December 31, 2014	$14,562,854	$14,525,932	442,010	$36,922

Net loss	(2,720,452)	(2,720,387)	--	(65)

Units abandoned	--	--	(667)	--

Balance, December 31, 2015	11,842,402	11,805,545	441,343	36,857

Net income (loss)	(961,301)	(961,520)	--	219

Units abandoned	--	--	(1,029)	--

Balance, December 31, 2016	10,881,101	10,844,025	440,314	37,076

Net income (loss)	(830,781)	(830,552)	--	(229)

Units abandoned	--	--	(782)	--

Balance, December 31, 2017	$10,050,320	$10,013,473	439,532	$36,847

The accompanying notes are an integral part of these consolidated financial statements.

ALP Liquidating Trust

Consolidated Statements of Cash Flows

Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Operating activities:
Net loss	$(830,781)	$(961,301)	$(2,720,452)
Changes in:
Prepaid expenses and other assets	(2,150)	(1,568)	(1,100)
Accounts payable and accrued expenses	(452,696)	(788,831)	897,709

Net cash used in operating activities	(1,285,627)	(1,751,700)	(1,823,843)

Decrease in cash and cash equivalents	(1,285,627)	(1,751,700)	(1,823,843)

Cash and cash equivalents, beginning of year	11,411,883	13,163,583	14,987,426

Cash and cash equivalents, end of year	$10,126,256	$11,411,883	$13,163,583

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

In connection with its formation, ALP issued a total of 448,794 beneficial interest units to the partners of the Partnership ("Unit Holders"). In the liquidation, each partner in the Partnership received a beneficial interest in ALP for each interest the partner held in the Partnership. As a result, a partner's percentage interest in ALP remained the same as that person's percentage interest was in the Partnership immediately prior to its liquidation. As of December 31, 2017, there were 15,401 record holders of the 439,532 beneficial interest units outstanding in ALP.

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

The carrying amount of ALP’s financial instruments, principally cash and cash equivalents, other assets, accounts payable and accrued expenses, approximate fair value at December 31, 2017 and 2016.

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

The Financial Accounting Standards Board (FASB) has provided guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements. This requires the evaluation of tax positions taken or expected to be taken in the course of preparing the entity's tax returns to determine whether the tax positions are more-likely-than-not of being sustained when challenged or when examined by the applicable taxing authority. For the years ended December 31, 2017 and 2016, management has determined that there are no material uncertain income tax positions. The current and prior three years remain open for examination.

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

(3) Transactions with Affiliates

The Administrator or its affiliates are entitled to reimbursements for their direct expenses or out of pocket expenses related to the administration and management of ALP. For the years ended December 31, 2017, 2016 and 2015, the Administrator or its affiliates were entitled to reimbursements for legal, accounting, treasury and corporate services. Such costs, included in general and administrative expenses, for the periods totaled $304,098, $306,368 and $317,291, respectively. Additionally, an affiliate of the Administrator earned and received brokerage commissions for providing insurance coverage for ALP. Such commissions paid for the years ended December 31, 2017, 2016 and 2015 were $132, $132 and $132, respectively.

Amounts receivable from or payable to the Administrator or their respective affiliates do not bear interest and are expected to be paid in future periods. At December 31, 2017 and 2016, approximately $56,000 and $17,000, respectively, was payable to the Administrator or its affiliates and is included in accounts payable and accrued expenses.

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

ALP accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at December 31, 2017 and 2016 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

The Partnership, the General Partner and certain related parties as well as other unrelated parties were named defendants in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al., Case No. 03-10709 CACE 12, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was originally filed on or about June 20, 2003, plaintiffs purported to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston, which has approximately 150 homes. On May 9, 2005, plaintiffs filed a nine count second amended complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiffs complain, among other things, that the homes were not adequately built, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation thereof were improper, and that the homes suffer from improper shutter storm protection systems. The Arvida defendants filed their answer to the amended complaint. The court concluded its hearings on the motion to certify the class covering the homes in Camellia Island and certified the class by order dated September 16, 2010. On October 15, 2010, the Partnership filed its notice of appeal challenging the certification order. On June 1, 2011, the appellate court affirmed the trial court’s order certifying the class. The case was returned to the trial court for further proceedings including trial. The parties and their insurers entered into various agreements in principle to settle this case and the related cases discussed hereafter, some of which agreements have been finalized. On June 22, 2016, the court gave final approval of the settlement of the Rothal class action. No timely appeal was taken from the court’s order approving the settlement and it is now final. Disbursements of Rothal settlement proceeds is taking place. The related agreements that Arvida has with various other parties and their insurers related to the funding of the settlement have been executed. Administration of the settlement is nearly complete. The amounts associated with ALP’s share of the settlement are reflected in ALP’s financial statements.

On October 31, 2012, the Partnership filed an action entitled ALP Liquidating Trust, et al. v. Waterproofing Systems of Miami, Inc. et al. in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, Case No. 12-42903 CA-06. The case arose out of and in connection with the Rothal claims against the Partnership and related insurance litigation (“Rothal Claims”). The defendants included Waterproofing Systems of Miami, Inc. (“Waterproofing”), the alleged roofing subcontractor for the homes involved in the Rothal action, Trinity Construction Corp. (“Trinity”), the alleged installer of the roofing trusses involved in the Rothal action, and Quality Truss Inc. (“Quality Truss”), the alleged manufacturer of the roofing trusses involved in the Rothal action. In the nine-count complaint for contractual indemnity, common law indemnity and negligence, plaintiffs essentially alleged that in the event they were held liable for defects and damages for the roofs and truss systems in the Rothal action, which defects and damages are denied to exist, plaintiffs were entitled to recover from each damages, attorneys’ fees as provided by contract or applicable law, as the case might be, or such other relief that the Court may deem just and proper. An amended complaint was filed on February 25, 2014. The case was transferred to the complex litigation division of the court. Waterproofing filed an answer to the amended complaint and Arvida replied. Trinity filed an answer to the amended complaint and a counterclaim. In Trinity’s counterclaim it sought, among other things, a declaratory judgment that it had no duty to indemnify or defend Arvida in the Rothal action and that it is entitled to its attorneys’ fees and costs. Quality Truss has filed an answer to the amended complaint. A mutual release and settlement agreement has been executed providing funding for the settlement of the Rothal lawsuit and dismissal of this action. A dismissal order was entered on November 7, 2016. Administration of the Rothal settlement is nearly complete.

On June 23, 2011, the Partnership was sued in a case entitled, Investors Insurance Company of America (“Investors Insurance”) v. Waterproofing Systems, Inc., et al., Case No. 0:11-cv-61408-DMM, United States District Court for the Southern District of Florida (Ft. Lauderdale). In the complaint, as amended, an insurer for Waterproofing Systems, Inc. and Waterproofing Systems of Miami, Inc. (“Waterproofing”), the alleged roofer of the homes and co-defendant in the Rothal case discussed above sought a declaratory judgment order that it owed no duty of indemnity or defense to Waterproofing for the damages sought in the Rothal complaint. In the Investors Insurance complaint, as amended, the plaintiff declared that ALP had an interest in the plaintiff’s policies that purport to cover Waterproofing and by its complaint sought an order that would attempt to effectively adjudicate ALP’s rights to any coverage benefits under the Investors Insurance policies. The Partnership filed a motion to dismiss the case for lack of jurisdiction and a motion to stay. The motion to dismiss Arvida was granted. The court determined that Investors Insurance had a duty to defend its insured and the case was subsequently dismissed with prejudice except that the court reserved jurisdiction to determine whether the insurer has a duty to indemnify once the underlying Rothal action is concluded. A mutual release and settlement agreement has been executed providing funding for the settlement of the Rothal lawsuit and dismissal of this action. Administration of the Rothal settlement is nearly complete.

On January 19, 2012, the Partnership was sued in a case entitled, Scottsdale Insurance Company v. Richard Rothal, et al., Case No. 2012-CA-03451, in the Circuit Court of the Seventeenth Circuit in and for Broward County, Florida, Complex Litigation Unit. In this case, Scottsdale Insurance Company (“Scottsdale”), an alleged insurer of Waterproofing Systems of Miami, Inc. (“Waterproofing”), sought a declaratory judgment against, among others, Waterproofing, the class certified in the Rothal action and the Partnership, seeking a declaration of Scottsdale’s rights and obligations under two commercial general liability policies it allegedly issued over the years May 29, 2000 - May 29, 2002. The case was transferred from the complex litigation unit to the trial court handling the Rothal action. The declaration in this case sought to affect the rights that Waterproofing, Rothal, and the Partnership might have in these policies. On or about August 29, 2012, the Partnership filed an answer, affirmative defenses and a counterclaim seeking, among other things, defense and indemnity in connection with the Rothal action. Scottsdale filed an answer to the Partnership’s counterclaim. A mutual release and settlement agreement has been executed providing funding for the settlement of the Rothal lawsuit and dismissal of this action. A dismissal order was entered in November 15, 2016. Administration of the Rothal settlement is nearly complete.

On July 15, 2014, the Partnership and affiliated and associated entities (“Partnership”) filed a two-count complaint for breach of contract and declaratory judgment in the Circuit Court for the 11th Judicial Circuit in and for Miami Dade County, Florida entitled Arvida/JMB Partners, et al v. Lexington Insurance Company, Case No. 14-018397 CA 01. This suit was filed against Lexington Insurance Company (“Lexington”) alleging, among other things, that Lexington has failed to timely pay the Partnership’s defense costs for the Rothal litigation. The Partnership alleged that Lexington was under an obligation to pay the Partnership’s defense costs on a timely basis under various insurance policies it wrote covering the roofer in the Rothal litigation and which obligate Lexington to defend and indemnify the Partnership. The Partnership sought damages, pre and post-judgment interest, attorneys’ fees and any further relief the Court deems equitable, just and proper. On September 19, 2014, Lexington filed an answer, affirmative defenses, and a counterclaim to the Partnership’s complaint. In the counterclaim, Lexington sought, among other things, a declaration that it had no duty to defend or indemnify the Partnership, that its duty to reimburse the Partnership for fees should be shared with the Partnership’s carriers and be more limited in amount and scope. Lexington joined Waterproofing and Zurich in its counterclaim alleged due to their interest in the outcome. Each of them filed a responsive pleading to the Lexington counterclaim. The Partnership filed its reply to the Lexington counterclaim. A mutual release and settlement agreement has been executed providing funding for the settlement of the Rothal lawsuit and dismissal of this action. The action was dismissed by an order dated November 7, 2016. Administration of the Rothal settlement is nearly complete.

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

Based on ALP's evaluation under the framework in Internal Control - Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities Exchange Act of 1934) during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There is no family relationship among the foregoing director or any officer. Mr. Nickele has been elected to serve a one-year term as director at the annual meeting of the Administrator held on August 8, 2017. Both of the foregoing officers have been elected to serve one-year terms. There are no arrangements or understandings between or among any of said director or officer and any other person pursuant to which the director or any officer was selected as such.

The foregoing director and officer are also officers of JMB. The foregoing director and officer are also officers and/or directors of various affiliated companies of JMB.

The business experience during the past five years of the director and officer of the Administrator of ALP includes the following:

Gailen J. Hull (age 69), in addition to being a Vice President of the Administrator, has acted as the Chief Financial Officer of the Partnership since August 2002. He is also a Senior Vice President and, since August 2002, Chief Financial Officer of JMB and an officer of various JMB affiliates. Mr. Hull has been associated with JMB since March, 1982. He holds a Master’s degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

Gary Nickele (age 65) is Executive Vice President of JMB and an officer and/or director of various JMB affiliates. Prior to becoming President of the Administrator, in May 2004, Mr. Nickele had been a Vice President of that corporation since June 1987. He has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

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

Item 11. Executive Compensation

The officers and the director of the Administrator receive no direct remuneration in such capacities from ALP. The Administrator and the trustees are entitled to receive a share of cash distributions, when and as cash distributions are made. The Administrator and its affiliates received no cash distributions in 2017 and 2016. Pursuant to the Trust Agreement, the Administrator and its affiliates were allocated net loss for Federal income tax purposes for 2017 and 2016 of approximately $114,000 and $164,000, respectively.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and

Related Security Holder Matters

(a)       The following have reported beneficial ownership of more than 5% of the outstanding Beneficial Interest Units of ALP as of March 30, 2017.

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

JMB Insurance Agency, Inc., an affiliate of the Administrator, earned and received insurance brokerage commissions in 2017 and 2016 of approximately $130 and $130, respectively, in connection with providing insurance coverage for certain of ALP, all of which was paid as of December 31, 2017. Such commissions are at rates set by insurance companies for the classes of coverage provided.

The Administrator of ALP or its affiliates are entitled to reimbursement for their direct expenses or out-of-pocket expenses relating to the administration of ALP and the management of ALP assets. In 2016, the Administrator and its affiliates were entitled to reimbursements for legal, accounting and treasury services. Such costs for 2017 and 2016 were approximately $304,000 and $306,000, respectively, of which approximately $56,000 was unpaid as of December 31, 2017.

Amounts payable to or by the Administrator or its affiliates do not bear interest and are expected to be paid in future periods.

Item 14. Principal Accountant Fees and Services

RSM US LLP (RSM) audited the accompanying consolidated financial statements for the years ended December 31, 2017 and 2016. The fees billed by RSM for the years ended December 31, 2017 and 2016 are as follows:

(1)       Audit Fees

The aggregate fees billed for the years ended December 31, 2017 and 2016 for professional services rendered for the audit of ALP's annual financial statements and review of the statements in ALP's Form 10-Q filings were approximately $56,000 and $70,000, respectively.

(2)       Audit Related Fees

None

(3)       Tax Fees

The aggregate fees billed for the years ended December 31, 2017 and 2016 for professional services rendered for tax compliance and tax return preparation were approximately $13,000 and $14,000, respectively.

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

ALP Liquidating Trust

By:	Arvida Company As Administrator

Gailen J. Hull
By:	Gailen J. Hull, Vice President
Date:	March 20, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

.

Gailen J. Hull
By:	Gailen J. Hull, Vice President Principal Accounting Officer and Principal Financial Officer
Date:	March 20, 2018

Gary Nickele
By:	Gary Nickele, President and Sole Director Principal Executive Officer
Date:	March 20, 2018

ALP Liquidating Trust

Exhibit Index

Exhibit No.	Exhibit	Document Incorporated by Reference

3.1.	Amended and Restated Agreement of Limited Partnership.	Yes

3.2.	Acknowledgment and Amendment of Partnership Agreement.	Yes

3.3.	Amendment to the Amended and Restated Agreement of Limited Partnership, effective October 29, 2002.	Yes

3.4.	Assignment Agreement by and among the General Partner, the Initial Limited Partner and the Partnership.	Yes

4.1.	Liquidating Trust Agreement of ALP Liquidating Trust, dated as of September 30, 2005, by and among, Arvida/JMB Partners, L.P., Arvida Company, as Administrator, and Wilmington Trust Company, as Resident Trustee.	Yes

10.1.	Agreement between the Partnership and The Walt Disney Company dated January 29, 1987	Yes

10.2.	Letter Agreement, dated as of September 10, 1987, between the Partnership and The Walt Disney Company	Yes

10.3.	Management, Advisory and Supervisory Agreement, including the License Agreement for the use of the Arvida name as exhibit A thereto	Yes

10.4.	Fourth Amended and Restated Agreement of Partnership of Arvida/JMB Partners, together with Amendment No. 1 thereto	Yes

10.5.	Information Systems Sharing Agreement dated November 6, 1997 between Arvida/JMB Partners, L.P. and Arvida Company	Yes

31.1.	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act, as amended.	No

31.2.	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act, as amended.	No

32.	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	No