Form 10-Q
period 2018-03-31
ALP LIQUIDATING TRUST
filed 2018-05-10
CIK 814046

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended March 31, 2018	Commission file #0-16976

ALP LIQUIDATING TRUST

(Exact name of registrant as specified in its charter)

Delaware (State of organization)	36-6044597 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

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

Yes [     ]    No [ X ]

Part I.  Financial Information

Item 1.  Financial Statements

ALP LIQUIDATING TRUST

Consolidated Condensed Balance Sheets

(Unaudited)

	March 31, 2018	December 31, 2017
Assets

Cash and cash equivalents	$10,028,215	$10,126,256
Prepaid expenses and other assets	62,979	62,979

Total assets	$10,091,194	$10,189,235

Liabilities and Unit Holders’ Equity

Accounts payable and accrued expenses	$174,409	$138,915
Total liabilities	174,409	138,915

Commitments and Contingencies

Unit Holders’ equity (439,532 beneficial interest units at March 31, 2018 and December 31, 2017)	9,879,870	10,013,473

Non controlling interest	36,915	36,847

Total equity	9,916,785	10,050,320

Total liabilities and Unit Holders’ equity	$10,091,194	$10,189,235

The accompanying notes are an integral part of these consolidated condensed financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statements of Operations

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Income:
Interest and other income	$128,208	$9,584
	128,208	9,584
Expenses:
Professional services	148,244	110,582
General and administrative	112,953	86,076
Other	546	510
	261,743	197,168

Net loss	(133,535)	(187,584)

Less: Net income (loss) attributable to non-controlling interests	68	(17)

Net loss attributable to Unit Holders	$(133,603)	$(187,567)

Net loss per beneficial interest unit	$(0.30)	$(0.43)

Cash distributions per beneficial interest unit	$--	$--

The accompanying notes are an integral part of these consolidated condensed financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statement of Changes in Unitholders’ Equity

For the Three Months Ended March 31, 2018

(Unaudited)

	Total	Unit Holders	Non-Controlling Interests
Balance, January 1, 2018	$10,050,320	$10,013,473	$36,847
Net gain (loss)	(133,535)	(133,603)	68

Balance, March 31, 2018	$9,916,785	$9,879,870	$36,915

The accompanying notes are an integral part of these consolidated condensed financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	2018	2017
Operating activities:
Net loss	$(133,535)	$(187,584)
Changes in:
Accounts payable and accrued expenses	35,494	(262,829)
Net cash used in operating activities	(98,041)	(450,413)

Decrease in cash and cash equivalents	(98,041)	(450,413)

Cash and cash equivalents, beginning of period	10,126,256	11,411,883

Cash and cash equivalents, end of period	$10,028,215	$10,961,470

The accompanying notes are an integral part of these consolidated condensed financial statements.

ALP LIQUIDATING TRUST

Notes to Consolidated Condensed Financial Statements

March 31, 2018

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

Summary of Significant Accounting Policies

Readers of this quarterly report should refer to the audited financial statements for the fiscal year ended December 31, 2017, which are included in ALP’s 2017 Annual Report on Form 10-K (File No. 0-16976) filed on March 20, 2018, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements, and which are required by U.S. generally accepted accounting principles for complete financial statements, have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the 2017 Annual Report.

The unaudited consolidated condensed financial statements and notes have been prepared on the same basis as the annual audited financial statements and include all adjustments, which are in the opinion of management, necessary to present a fair statement of ALP's financial position, results of operations and of cash flows as of and for the interim periods presented. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year.

The carrying amount of ALP’s financial instruments, principally cash and cash equivalents, other assets, accounts payable and accrued expenses approximate fair value at March 31, 2018 and December 31, 2017.

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

Transactions with Affiliates

The Administrator or its affiliates are entitled to reimbursements for their direct expenses or out of pocket expenses related to the administration and management of ALP. For the three months ended March 31, 2018 and 2017, the Administrator or its affiliates were entitled to reimbursements for legal, accounting, treasury and corporate services. Such costs, included in general and administrative expenses, for the three months ended March 31, 2018 were $89,289, and $60,845 for the three months ended March 31, 2017.

Amounts receivable from or payable to the Administrator or its respective affiliates do not bear interest and are expected to be paid in future periods. At March 31, 2018 and December 31, 2017, approximately $29,000 and $29,000 was payable to the Administrator or its affiliates and is included in accounts payable and accrued expenses.

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

ALP accrues legal liabilities when it is probable that the future costs will be incurred and such costs can be reasonably estimated. Such accruals are based upon developments to date, management's estimates of the outcome of these matters and its experience in contesting, litigating and settling other matters. Based on evaluation of the Partnership's litigation matters and discussions with internal and external legal counsel, management believes that an adverse outcome on one or more of the matters set forth below, against which no accrual for loss has been made at March 31, 2018 and 2017 unless otherwise noted, is reasonably possible but not probable, and that the outcome with respect to one or more of these matters, if adverse, is reasonably likely to have a material adverse impact on the accompanying financial statements of ALP.

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

Liquidity and Capital Resources

At March 31, 2018, ALP had unrestricted cash and cash equivalents of approximately $10,030,000. The source of both short-term and long-term future liquidity is expected to be derived from cash on hand, short term cash investments and income earned thereon.

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

Results of Operations

The increase in accounts payable and accrued expenses at March 31, 2018 as compared to December 31, 2017 and the associated increase in professional services for the three months ended March 31, 2018 as compared to the same period in 2017 is due to the timing of payments made on litigation related expenses in which ALP is involved and the costs incurred to settle certain litigation.

The increase in interest and other income for the three months ended March 31, 2018 as compared to the same period in 2017 is due to the release of certain deed restrictions to an outside party that occurred in January 2018.

The increase in general and administrative expense for the three months ended March 31, 2018 as compared to the same period in 2017 is primarily due to an increase in salary reimbursements by ALP.

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

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities Exchange Act of 1934) during the three months ended March 31, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

ALP LIQUIDATING TRUST

By:	Arvida Company as Administrator

GAILEN J. HULL
By:	Gailen J. Hull, Vice President
Date:	May 10, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of ALP Liquidating Trust by the following person in the capacities and on the date indicated.

GAILEN J. HULL
By:	Gailen J. Hull, Chief Financial Officer and Principal Accounting Officer
Date:	May 10, 2018