Form 10-Q
period 2018-06-30
ALP LIQUIDATING TRUST
filed 2018-08-09
CIK 814046

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarter ended June 30, 2018	Commission file #0-16976

ALP LIQUIDATING TRUST

(Exact name of registrant as specified in its charter)

Delaware (State of organization)	36-6044597 (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois (Address of principal executive office)	60611 (Zip Code)

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

Part I.  Financial Information

Item 1.  Financial Statements

ALP LIQUIDATING TRUST

Consolidated Condensed Balance Sheets

(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$9,989,454	$10,126,256
Prepaid expenses and other assets	78,197	62,979

Total assets	$10,067,651	$10,189,235

Liabilities and Unit Holders’ Equity
Accounts payable and accrued expenses	$170,738	$138,915
Total liabilities	170,738	138,915

Commitments and Contingencies

Unit Holders’ equity (439,532 beneficial interest units at June 30, 2018 and December 31, 2017)	9,859,882	10,013,473

Non controlling interest	37,031	36,847

Total equity	9,896,913	10,050,320

Total liabilities and Unit Holders’ equity	$10,067,651	$10,189,235

The accompanying notes are an integral part of these consolidated condensed financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statements of Operations

For the Three and Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income:
Interest and other income	$55,174	$15,424	$183,382	$25,008

Expenses:
Professional services	(56,982)	122,351	91,262	232,933
General and administrative	129,298	69,871	242,251	155,947
Other	2,730	6,230	3,276	6,740
	75,046	198,452	336,789	395,620

Net loss	(19,872)	(183,028)	(153,407)	(370,612)

Less: Net gain (loss) attributable to non- controlling interests	116	(39)	184	(56)

Net loss attributable to Unit Holders	$(19,988)	$(182,989)	$(153,591)	$(370,556)

Net loss per beneficial interest unit	$(0.05)	$(0.42)	$(0.35)	$(0.84)

Cash distributions per beneficial interest unit	$0	$0	$0	$0

The accompanying notes are an integral part of these consolidated condensed financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statement of Changes in Unitholders’ Equity

For the Six Months Ended June 30, 2018

(Unaudited)

	Total	Unit Holders	Non-Controlling Interests

Balance, January 1, 2018	$10,050,320	$10,013,473	$36,847
Net gain (loss)	(153,407)	(153,591)	184

Balance, June 30, 2018	$9,896,913	$9,859,882	$37,031

The accompanying notes are an integral part of these consolidated condensed financial statements.

ALP LIQUIDATING TRUST

Consolidated Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

	2018	2017
Operating activities:
Net loss	$(153,407)	$(370,612)
Changes in:
Prepaid expenses and other assets	(15,218)	--
Accounts payable and accrued expenses	31,823	(258,697)
Net cash used in operating activities	(136,802)	(629,309)

Decrease in cash and cash equivalents	(136,802)	(629,309)

Cash and cash equivalents, beginning of period	10,126,256	11,411,883

Cash and cash equivalents, end of period	$9,989,454	$10,782,574

The accompanying notes are an integral part of these consolidated condensed financial statements.

ALP LIQUIDATING TRUST

Notes to Consolidated Condensed Financial Statements

June 30, 2018

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

The unaudited consolidated condensed financial statements and notes have been prepared on the same basis as the annual audited financial statements and include all adjustments, which are in the opinion of management, necessary to present a fair statement of ALP's financial position, results of operations and of cash flows as of and for the interim periods presented. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year.

The carrying amount of ALP’s financial instruments, principally cash and cash equivalents, other assets, accounts payable and accrued expenses approximate fair value at June 30, 2018 and December 31, 2017.

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

Liabilities and Professional Services

Accounts payable and accrued expenses primarily include professional services and legal fees. The liability also includes real estate taxes, and other miscellaneous accruals. ALP accrues liabilities when costs are incurred and such costs can be reasonably estimated.

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

Transactions with Affiliates

The Administrator or its affiliates are entitled to reimbursements for their direct expenses or out of pocket expenses related to the administration and management of ALP. For the six months ended June 30, 2018 and 2017, the Administrator or its affiliates were entitled to reimbursements for legal, accounting, treasury and corporate services. Such costs, included in general and administrative expenses, for the three and six months ended June 30, 2018 were $108,201 and $197,490, respectively, and $54,696 and $115,542 for the three and six months ended June 30, 2017, respectively.

Amounts receivable from or payable to the Administrator or its respective affiliates do not bear interest and are expected to be paid in future periods. At June 30, 2018 and December 31, 2017, approximately $70,000 and $56,000 was payable to the Administrator or its affiliates and is included in accounts payable and accrued expenses.

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

The Partnership, the General Partner and certain related parties as well as other unrelated parties were named defendants in an action entitled Rothal v. Arvida/JMB Partners Ltd. et al., Case No. 03-10709 CACE 12, filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In this suit that was originally filed on or about June 20, 2003, plaintiffs purported to bring a class action allegedly arising out of construction defects occurring during the development of Camellia Island in Weston, which has approximately 150 homes. On May 9, 2005, plaintiffs filed a nine count second amended complaint seeking unspecified general damages, special damages, statutory damages, prejudgment and post-judgment interest, costs, attorneys' fees, and such other relief as the court may deem just and proper. Plaintiffs complained, among other things, that the homes were not adequately built, that the homes were not built in conformity with the South Florida Building Code and plans on file with Broward County, Florida, that the roofs were not properly attached or were inadequate, that the truss systems and installation thereof were improper, and that the homes suffer from improper shutter storm protection systems. The Arvida defendants filed their answer to the amended complaint. The court concluded its hearings on the motion to certify the class covering the homes in Camellia Island and certified the class by order dated September 16, 2010. On October 15, 2010, the Partnership filed its notice of appeal challenging the certification order. On June 1, 2011, the appellate court affirmed the trial court’s order certifying the class. The case was returned to the trial court for further proceedings including trial. The parties and their insurers entered into various agreements in principle to settle this case and the related cases discussed hereafter, some of which agreements have been finalized. On June 22, 2016, the court gave final approval of the settlement of the Rothal class action. No timely appeal was taken from the court’s order approving the settlement and it is now final. Disbursements of Rothal settlement proceeds is taking place. The related agreements that Arvida has with various other parties and their insurers related to the funding of the settlement have been executed. Administration of the settlement is complete. The amounts associated with ALP’s share of the settlement are reflected in ALP’s financial statements.

On October 31, 2012, the Partnership filed an action entitled ALP Liquidating Trust, et al. v. Waterproofing Systems of Miami, Inc. et al. in the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, Case No. 12-42903 CA-06. The case arose out of and in connection with the Rothal claims against the Partnership and related insurance litigation (“Rothal Claims”). The defendants included Waterproofing Systems of Miami, Inc. (“Waterproofing”), the alleged roofing subcontractor for the homes involved in the Rothal action, Trinity Construction Corp. (“Trinity”), the alleged installer of the roofing trusses involved in the Rothal action, and Quality Truss Inc. (“Quality Truss”), the alleged manufacturer of the roofing trusses involved in the Rothal action. In the nine-count complaint for contractual indemnity, common law indemnity and negligence, plaintiffs essentially alleged that in the event they were held liable for defects and damages for the roofs and truss systems in the Rothal action, which defects and damages are denied to exist, plaintiffs were entitled to recover from each damages, attorneys’ fees as provided by contract or applicable law, as the case may be, or such other relief that the Court may deem just and proper. An amended complaint was filed on February 25, 2014. The case was transferred to the complex litigation division of the court. Waterproofing filed an answer to the amended complaint and Arvida has replied. Trinity filed an answer to the amended complaint and a counterclaim. In Trinity’s counterclaim it seeks, among other things, a declaratory judgment that it had no duty to indemnify or defend Arvida in the Rothal action and that it is entitled to its attorneys’ fees and costs. Quality Truss has filed an answer to the amended complaint. A mutual release and settlement agreement has been executed providing funding for the settlement of the Rothal lawsuit and dismissal of this action. A dismissal order was entered on November 7, 2016. Administration of the Rothal settlement is complete.

On June 23, 2011, the Partnership was sued in a case entitled, Investors Insurance Company of America (“Investors Insurance”) v. Waterproofing Systems, Inc., et al., Case No. 0:11-cv-61408-DMM, United States District Court for the Southern District of Florida (Ft. Lauderdale). In the complaint, as amended, an insurer for Waterproofing Systems, Inc. and Waterproofing Systems of Miami, Inc. (“Waterproofing”), the alleged roofer of the homes and co-defendant in the Rothal case discussed above sought a declaratory judgment order that it owed no duty of indemnity or defense to Waterproofing for the damages sought in the Rothal complaint. In the Investors Insurance complaint, as amended, the plaintiff declared that ALP has an interest in the plaintiff’s policies that purport to cover Waterproofing and by its complaint sought an order that would attempt to effectively adjudicate ALP’s rights to any coverage benefits under the Investors Insurance policies. The Partnership filed a motion to dismiss the case for lack of jurisdiction and a motion to stay. The motion to dismiss Arvida was granted. The court determined that Investors Insurance had a duty to defend its insured and the case was subsequently dismissed with prejudice except that the court reserved jurisdiction to determine whether the insurer has a duty to indemnify once the underlying Rothal action concluded. A mutual release and settlement agreement has been executed providing funding for the settlement of the Rothal lawsuit and dismissal of this action. Administration of the Rothal settlement is complete.

On January 19, 2012, the Partnership was sued in a case entitled, Scottsdale Insurance Company v. Richard Rothal, et al., Case No. 2012-CA-03451, in the Circuit Court of the Seventeenth Circuit in and for Broward County, Florida, Complex Litigation Unit. In this case, Scottsdale Insurance Company (“Scottsdale”), an alleged insurer of Waterproofing Systems of Miami, Inc. (“Waterproofing”), sought a declaratory judgment against, among others, Waterproofing, the class certified in the Rothal action and the Partnership, seeking a declaration of Scottsdale’s rights and obligations under two commercial general liability policies it allegedly issued over the years May 29, 2000 - May 29, 2002. The case was transferred from the complex litigation unit to the trial court handling the Rothal action. The declaration in this case sought to affect the rights that Waterproofing, Rothal, and the Partnership might have in these policies. On or about August 29, 2012, the Partnership filed an answer, affirmative defenses and a counterclaim seeking, among other things, defense and indemnity in connection with the Rothal action. Scottsdale filed an answer to the Partnership’s counterclaim. A mutual release and settlement agreement has been executed providing funding for the settlement of the Rothal lawsuit and dismissal of this action. A dismissal order was entered in November 15, 2016. Administration of the Rothal settlement is complete.

On July 15, 2014, the Partnership and affiliated and associated entities (“Partnership”) filed a two-count complaint for breach of contract and declaratory judgment in the Circuit Court for the 11th Judicial Circuit in and for Miami Dade County, Florida entitled Arvida/JMB Partners, et al v. Lexington Insurance Company, Case No. 14-018397 CA 01. This suit was filed against Lexington Insurance Company (“Lexington”) alleging, among other things, that Lexington has failed to timely pay the Partnership’s defense costs for the Rothal litigation. The Partnership alleged that Lexington was under an obligation to pay the Partnership’s defense costs on a timely basis under various insurance policies it wrote covering the roofer in the Rothal litigation and which obligate Lexington to defend and indemnify the Partnership. The Partnership sought damages, pre and post-judgment interest, attorneys’ fees and any further relief the Court deems equitable, just and proper. On September 19, 2014, Lexington filed an answer, affirmative defenses, and a counterclaim to the Partnership’s complaint. In the counterclaim, Lexington sought, among other things, a declaration that it has no duty to defend or indemnify the Partnership, that its duty to reimburse the Partnership for fees should be shared with the Partnership’s carriers and be more limited in amount and scope. Lexington joined Waterproofing and Zurich in its counterclaim alleged due to their interest in the outcome. Each of them filed a responsive pleading to the Lexington counterclaim. The Partnership filed its reply to the Lexington counterclaim. A mutual release and settlement agreement has been executed providing funding for the settlement of the Rothal lawsuit and dismissal of this action. The action was dismissed by an order dated November 7, 2016. Administration of the Rothal settlement is complete.

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

Liquidity and Capital Resources

At June 30, 2018, ALP had unrestricted cash and cash equivalents of approximately $9,989,000. The source of both short-term and long-term future liquidity is expected to be derived from cash on hand, short term cash investments and income earned thereon.

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

Results of Operations

The increase in accounts payable and accrued expenses at June 30, 2018 as compared to December 31, 2017 is due to the timing of payments made on litigation related expenses in which ALP is involved and the timing of payments for recurring services.

The increase in interest and other income for the three and six months ended June 30, 2018 as compared to the same period in 2017 is due to the release of certain deed restrictions to outside parties that occurred in January and May of 2018.

The decrease in professional services for the three months ended June 30, 2018 as compared to the same period in 2017 is due to amounts received related to a reversion of costs that were incurred related to settle certain litigation in which ALP is involved. The decrease in professional services for the six months ended June 30, 2018 as compared to the same period in 2017 is due to a decrease in litigation related expenses in which ALP is involved.

The increase in general and administrative expense for the three and six months ended June 30, 2018 as compared to the same period in 2017 is primarily due to the timing of payment for recurring services and an increase in salary reimbursements by ALP.

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

Changes in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) of the Securities Exchange Act of 1934) during the three months ended June 30, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

ALP LIQUIDATING TRUST.

By:	Arvida Company as Administrator

RICHARD HELLAND
By:	Richard Helland, Vice President
Date:	August 9, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on behalf of ALP Liquidating Trust by the following person in the capacities and on the date indicated.

RICHARD HELLAND
By:	Richard Helland Principal Accounting Officer
Date:	August 9, 2018